Form 10-Q
period 1999-09-30
TIVO INC
filed 1999-11-15
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

  x  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
----
Act of 1934.  For the quarterly period ended September 30, 1999.

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________

                       Commission File Number: 000-27141

                                   TIVO INC.

            (Exact name of registrant as specified in its charter)

                   Delaware                                             77-0463167
  ---------------------------------------------              --------------------------------
  (State or other jurisdiction of incorporation              (IRS Employer Identification No.)
               or organization)

  894 Ross Drive, Suite 100; Sunnyvale, CA                                94089
  ---------------------------------------------              --------------------------------
  (Address of principal executive offices)                              (Zip Code)

                                              (408) 747-5080
                             --------------------------------------------------
                            (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x        No _____
    -----

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 37,718,834 as of November 8, 1999.

                                   TIVO INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
              Balance Sheets                                                  3
              Statements of Operations                                        4
              Statements of Stockholders' Equity                              5
              Statements of Cash Flows                                        7
              Notes to Financial Statements                                   9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13


ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
           MARKET RISK                                                       29

PART II.   OTHER INFORMATION                                                 30

Item 1.    LEGAL PROCEEDINGS                                                 30

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         30

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   31

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               31

ITEM 5.    OTHER INFORMATION                                                 32

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  33

SIGNATURES                                                                   35

EXHIBIT INDEX                                                                36

PART 1:     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                                   TIVO INC.
                         (a development-stage company)
                                BALANCE SHEETS

                                                                                                            Pro forma
                                                                          December 31,    September 30,    September 30,
                                                                             1998             1999             1999
                                                                          ------------    -------------    -------------
                             ASSETS                                                        (unaudited)      (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.......................................         $  2,248,000    $ 59,960,000     $  59,960,000
 Short-term investments..........................................              164,000       8,240,000         8,240,000
 Accounts receivable, net of allowance for doubtful accounts of
  $143,000 as of September 30, 1999..............................                   --       8,844,000         8,844,000
 Receivable from underwriters....................................                   --              --        91,763,000
 Inventories.....................................................              120,000       1,066,000         1,066,000
 Prepaid expenses and other......................................              219,000       2,017,000           767,000
                                                                          ------------    ------------     -------------
   Total current assets..........................................            2,751,000      80,127,000       170,640,000
 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $170,000, and $553,000 as of December 31, 1998,
   and September 30, 1999, respectively..........................              792,000       2,255,000         2,255,000
                                                                          ------------    ------------     -------------
 Total assets....................................................         $  3,543,000    $ 82,382,000     $ 172,895,000
                                                                          ============    ============     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
 Bank overdraft..................................................         $    442,000    $         --     $          --
 Accounts payable................................................              305,000       4,685,000         4,685,000
 Accrued liabilities.............................................              675,000       8,947,000         8,947,000
 Deferred revenue................................................                   --         286,000           286,000
 Current portion of obligations under capital lease..............                   --         347,000           347,000
                                                                          ------------    ------------     -------------
   Total current liabilities.....................................            1,422,000      14,265,000        14,265,000
 Long-term portion of obligations under capital lease............                   --         670,000           670,000
                                                                          ------------    ------------     -------------
 Total liabilities...............................................            1,422,000      14,935,000        14,935,000
                                                                          ------------    ------------     -------------

 STOCKHOLDERS' EQUITY:
 Convertible preferred stock, par value $0.001:
  Authorized shares at December 31, 1998,
      September 30, 1999 (unaudited) and pro forma September 30,
      1999 (unaudited), are 13,000,000, 26,538,789 and 26,538,789, respectively.
  Issued and outstanding shares at December 31, 1998,
      September 30, 1999 (unaudited) and pro forma September 30,
      1999 (unaudited) are 11,174,427, 21,819,444 and 21,819,444,
      respectively...............................................         $ 12,242,000    $102,814,000     $ 102,814,000
 Common stock, par value $0.001:
  Authorized shares at December 31, 1998,
      September 30, 1999 (unaudited) and pro forma
      September 30, 1999 (unaudited) are 25,500,000, 54,000,000 and
      54,000,000, respectively.
  Issued and outstanding shares at December 31, 1998,
      September 30, 1999 (unaudited) and pro forma September 30,
      1999 (unaudited), are 5,216,937, 8,489,920 and 14,656,795,
      respectively...............................................                5,000           8,000            14,000
 Additional paid-in capital......................................              190,000      39,236,000       129,743,000
 Deferred compensation...........................................                   --      (6,061,000)       (6,061,000)
 Prepaid marketing expenses......................................                   --     (23,740,000)      (23,740,000)
 Note receivable.................................................                   --      (2,822,000)       (2,822,000)
 Losses accumulated during development stage.....................          (10,316,000)    (41,988,000)      (41,988,000)
                                                                          ------------    ------------     -------------
   Total stockholders' equity....................................            2,121,000      67,447,000       157,960,000
                                                                          ------------    ------------     -------------
   Total liabilities and stockholders' equity....................         $  3,543,000    $ 82,382,000     $ 172,895,000
                                                                          ============    ============     =============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.
                         (a development-stage company)

                           STATEMENTS OF OPERATIONS


                                                                                                                      Period from
                                                   Three Months Ended                    Nine Months Ended           August 4, 1997
                                          ------------------------------------    -------------------------------   (Inception), to
                                                       September 30,                        September 30,            September 30,
                                               1998                 1999               1998             1999             1999
                                          ----------------     ---------------    --------------    -------------    -------------
                                            (unaudited)         (unaudited)        (unaudited)       (unaudited)      (unaudited)
Subscription revenues.................    $             --     $        33,000    $           --    $      41,000    $      41,000
Costs and expenses:
 Cost of services.....................                  --             611,000                --        1,769,000        1,780,000
 Research and development.............           1,659,000           1,977,000         3,468,000        4,975,000       10,946,000
 Sales and marketing..................             354,000           5,150,000           710,000        8,940,000       10,239,000
 Sales and marketing--related parties.                  --           4,946,000                --        5,327,000        5,328,000
 General and administrative...........             706,000           2,418,000         1,609,000        5,491,000        8,629,000
 Stock-based compensation.............                  --             501,000                --          688,000          688,000
 Other operating expense, net.........                  --           4,808,000                --        4,999,000        4,997,000
                                          ----------------     ---------------    --------------    -------------    -------------
  Loss from operations................          (2,719,000)        (20,378,000)       (5,787,000)     (32,148,000)     (42,566,000)
Interest income.......................              46,000             614,000            81,000          892,000        1,056,000
Interest expense and other............              (7,000)           (281,000)          (20,000)        (416,000)        (478,000)
                                          ----------------     ---------------    --------------    -------------    -------------
  Net loss............................    $     (2,680,000)    $   (20,045,000)   $   (5,726,000)   $ (31,672,000)   $ (41,988,000)
                                          ================     ===============    ==============    =============    =============
 Net loss per share
 Basic and diluted....................    $          (0.89)    $         (3.44)   $        (1.94)   $       (6.53)   $      (11.60)
                                          ================     ===============    ==============    =============    =============

 Weighted average shares..............           2,995,821           5,833,597         2,954,114        4,848,748        3,619,179
                                          ================     ===============    ==============    =============    =============

Pro forma net loss per share:
  Basic and diluted...................                         $         (3.40)                     $       (6.50)   $      (11.58)
                                                               ===============                      =============    =============

Pro forma weighted average shares....                                5,902,118                          4,871,588        3,627,085
                                                               ===============                      =============    =============


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.
                         (a development-stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Convertible
                                                      Preferred Stock              Common stock       Additional
                                                   ------------------------   ----------------------    Paid-In      Deferred
                                                    Shares         Amount      Shares      Amount       Capital    Compensation
                                                   ----------    ----------   ---------   ----------  ----------   ------------
BALANCE, AUGUST 4, 1997..........................          --   $        --          --   $       --  $       --   $         --
 Issuance of common stock for cash...............          --            --   2,916,664        3,000       7,000             --
 Issuance of Series A preferred stock at $0.60
  per share for cash.............................   5,000,000     2,990,000          --           --          --             --
 Net loss........................................          --            --          --           --          --             --
                                                   ----------   -----------   ---------   ----------  ----------   ------------

BALANCE, DECEMBER 31, 1997.......................   5,000,000     2,990,000   2,916,664        3,000       7,000             --
 Issuance of Series B preferred stock at $1.26
  per share for cash.............................   3,660,914     4,609,000          --           --          --             --
 Issuance of Series C preferred stock at $1.85
  per share for cash.............................   2,500,000     4,618,000          --           --          --             --
 Exercise of stock options for common stock......          --            --   2,276,458        2,000     130,000             --
 Common stock exchanged for services.............          --            --     198,586           --      60,000             --
 Series C preferred stock exchanged for services.      13,513        25,000          --           --          --             --
 Common stock repurchases........................          --            --    (174,771)          --      (7,000)            --
 Net loss........................................          --            --          --           --          --             --
                                                   ----------   -----------   ---------   ----------  ----------   ------------

BALANCE, DECEMBER 31, 1998.......................  11,174,427    12,242,000   5,216,937        5,000     190,000             --
 Issuance of Series D preferred stock at $3.68
  per share for cash.............................   1,358,695     4,973,000          --           --          --             --
 Issuance of Series E preferred stock at $7.40
  per share for cash.............................     270,270     1,982,000          --           --          --             --
 Issuance of Series F preferred stock at $7.40
  per share for cash.............................     405,405     2,960,000          --           --          --             --
 Issuance of Series G preferred stock at $7.40
  per share for cash.............................   1,013,513     7,431,000          --           --          --             --
 Issuance of Series H preferred stock at $7.40
  per share for cash.............................   1,351,351     9,992,000          --           --          --             --
 Issuance of Series I preferred stock at $10.41
  per share for cash.............................   3,121,994    31,494,000          --           --          --             --
 Issuance of Series J preferred stock at $10.41
  per share for cash.............................   3,123,789    31,740,000          --           --          --             --
 Exercise of stock options for common stock......          --            --     378,970           --     854,000             --
 Common stock exchanged for services.............          --            --     137,983           --     337,000             --

                                                                                    Losses
                                                                                  Accumulated
                                                      Prepaid                     During The
                                                     Marketing       Note         Development
                                                      Expense     Receivabl          Stage          Total
                                                  ------------    ----------     ------------    -----------
BALANCE, AUGUST 4, 1997.......................... $         --    $       --     $         --    $        --
 Issuance of common stock for cash...............           --            --               --         10,000
 Issuance of Series A preferred stock at $0.60
  per share for cash.............................           --            --               --      2,990,000
 Net loss........................................           --            --         (595,000)      (595,000)
                                                  ------------    ----------     ------------    -----------

BALANCE, DECEMBER 31, 1997.......................           --            --         (595,000)     2,405,000
 Issuance of Series B preferred stock at $1.26
  per share for cash.............................           --            --               --      4,609,000
 Issuance of Series C preferred stock at $1.85
  per share for cash.............................           --            --               --      4,618,000
 Exercise of stock options for common stock......           --            --               --        132,000
 Common stock exchanged for services.............           --            --               --         60,000
 Series C preferred stock exchanged for services.           --            --               --         25,000
 Common stock repurchases........................           --            --               --         (7,000)
 Net loss........................................           --            --       (9,721,000)    (9,721,000)
                                                  ------------    ----------     ------------    -----------

BALANCE, DECEMBER 31, 1998.......................           --            --      (10,316,000)     2,121,000
 Issuance of Series D preferred stock at $3.68
  per share for cash.............................           --            --               --      4,973,000
 Issuance of Series E preferred stock at $7.40
  per share for cash.............................           --            --               --      1,982,000
 Issuance of Series F preferred stock at $7.40
  per share for cash.............................           --            --               --      2,960,000
 Issuance of Series G preferred stock at $7.40
  per share for cash.............................           --            --               --      7,431,000
 Issuance of Series H preferred stock at $7.40
  per share for cash.............................           --            --               --      9,992,000
 Issuance of Series I preferred stock at $10.41
  per share for cash.............................           --            --               --     31,494,000
 Issuance of Series J preferred stock at $10.41
  per share for cash.............................           --            --               --     31,740,000
 Exercise of stock options for common stock......           --            --               --        854,000
 Common stock exchanged for services.............           --            --               --        337,000

       The accompanying notes are an integral part of these statements.

                                                       Convertible
                                                      Preferred Stock              Common stock          Additional
                                                  -------------------------   ------------------------     Paid-In      Deferred
                                                    Shares         Amount        Shares       Amount       Capital    Compensation
                                                  -----------  ------------   -----------   ----------  ------------ -------------
 Issuance of common stock warrants for services.           --            --            --           --       295,000            --
 Issuance of preferred stock warrants for
  services.......................................          --            --            --           --    11,126,000            --
 Amortization of prepaid marketing expenses......          --            --            --           --            --            --
 Amortization of warrants........................          --            --            --           --       329,000            --
 Recognition of deferred compensation............          --            --            --           --     6,749,000    (6,749,000)
 Stock-based compensation........................          --            --            --           --            --       688,000
 Common stock repurchases........................          --            --      (225,166)          --       (18,000)           --
 Issuance of common stock for marketing services.          --            --     1,852,329        2,000    12,038,000            --
 Issuance of common stock for marketing services
  and note receivable............................          --            --     1,128,867        1,000     7,336,000            --
 Net loss........................................          --            --            --           --            --            --
                                                  -----------  ------------   -----------   ----------  ------------   -----------
 BALANCE, SEPTEMBER 30, 1999
 (unaudited)....................................   21,819,444  $102,814,000     8,489,920   $    8,000  $ 39,236,000   $(6,061,000)
                                                  ===========  ============   ===========   ==========  ============  ============
 Pro forma:
 Issuance of Common stock at $16.00 in initial
  public offering for cash, net of offering
  costs..........................................          --            --     6,166,875        6,000    90,507,000            --
 BALANCE,  SEPTEMBER 30, 1999
  Pro forma (unaudited)..........................  21,819,444  $102,814,000    14,656,795   $   14,000  $129,743,000   $(6,061,000)
                                                  ===========  ============   ===========   ==========  ============  ============

                                                                                    Losses
                                                                                  Accumulated
                                                     Prepaid                      During the
                                                    Marketing           Note      Development
                                                     Express         Receivable      Stage          Total
                                                   ------------     -----------   ------------   ------------
 Issuance of common stock warrants for services.             --              --             --        295,000
 Issuance of preferred stock warrants for
  services.......................................   (11,096,000)             --             --         30,000
 Amortization of prepaid marketing expenses......     3,911,000              --             --      3,911,000
 Amortization of warrants........................            --              --             --        329,000
 Recognition of deferred compensation............            --              --             --             --
 Stock-based compensation........................            --              --             --        688,000
 Common stock repurchases........................            --              --             --        (18,000)
 Issuance of common stock for marketing services.   (12,040,000)             --             --             --
 Issuance of common stock for marketing services
  and note receivable............................    (4,515,000)     (2,822,000)            --             --
 Net loss........................................            --              --    (31,672,000)   (31,672,000)
                                                   ------------     -----------   ------------   ------------
 BALANCE, SEPTEMBER 30, 1999
 (unaudited)....................................   $(23,740,000)    $(2,822,000)  $(41,988,000)  $ 67,447,000
                                                   ============     ===========   ============   ============
 Pro forma:
 Issuance of common stock at $16.00 in initial
  public offering for cash, net of offering
  costs..........................................            --              --             --     90,513,000
 BALANCE, SEPTEMBER 30, 1999
  Pro forma (unaudited)..........................  $(23,740,000)    $(2,822,000)  $(41,988,000)  $157,960,000
                                                   ============     ===========   ============   ============

        The accompanying notes are an integral part of these statements

                                   TIVO INC.
                         (a development-stage company)
                           STATEMENTS OF CASH FLOWS

                                                                       For the Nine Months Ended                   Period from
                                                                            September 30,                         August 4, 1997
                                                              -----------------------------------------------    (Inception), to
                                                                                                 Pro forma         September 30,
                                                                  1998               1999            1999              1999
                                                              -------------     -------------   -------------    ---------------
                                                               (unaudited)      (unaudited)     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..............................................       $  (5,726,000)    $ (31,672,000)  $ (31,672,000)   $  (41,988,000)

 Adjustments to reconcile net loss to net cash
  used in operating activities: Depreciation and
  amortization.........................................             143,000           383,000         383,000           640,000
 Stock exchanged for services..........................                  --           337,000         337,000           397,000
 Amortization of warrants for services.................                  --           285,000         285,000           285,000
 Amortization of prepaid marketing expenses............                  --         3,911,000       3,911,000         3,911,000
 Stock-based compensation expense......................                  --           688,000         688,000           688,000
 Changes in current assets and liabilities:
  Receivable from underwriters.........................                  --                --     (91,763,000)               --
  Accounts receivable..................................                  --        (8,844,000)     (8,844,000)       (8,844,000)
  Inventories..........................................                  --          (946,000)       (946,000)       (1,066,000)
  Prepaid expenses and other...........................            (108,000)       (1,429,000)       (179,000)       (1,648,000)
  Accounts payable.....................................             463,000         4,380,000       4,380,000        (4,685,000)
  Deferred revenue.....................................                  --           286,000         286,000           286,000
  Accrued liabilities..................................             133,000         8,272,000       8,272,000         8,947,000
                                                               ------------     -------------   -------------    --------------
  Net cash used in operating activities................          (5,095,000)      (24,349,000)   (114,862,000)      (33,707,000)
                                                               ------------     -------------   -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment, net............            (344,000)       (1,846,000)     (1,846,000)       (2,895,000)

 Purchase of short-term investments....................          (1,649,000)       (8,076,000)     (8,076,000)       (8,240,000)
                                                               ------------     -------------   -------------    --------------

   Net cash used in investing activities...............          (1,993,000)       (9,922,000)     (9,922,000)      (11,135,000)
                                                               ------------     -------------   -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible preferred
  stock, net of issuance costs.........................           4,609,000        90,572,000      90,572,000       102,814,000
 Proceeds from issuance of common stock through initial
  public offering, net of issuance costs...............                  --                --      90,513,000                --
 Net borrowings under capital lease....................                  --         1,017,000       1,017,000         1,017,000
 Borrowings under line of credit.......................                  --                --              --           610,000
 Repayments under line of credit.......................                  --                --              --          (610,000)
 Proceeds from issuance of common stock and exercise of
  stock options........................................             120,000           854,000         854,000           996,000
 Repurchase of common stock............................              (7,000)          (18,000)        (18,000)          (25,000)


       The accompanying notes are an integral part of these statements.

                                                                       For the Nine Months Ended                 Period from
                                                                            September 30,                       August 4, 1997
                                                              ---------------------------------------------    (Inception), to
                                                                                                Pro forma        September 30,
                                                                  1998             1999           1999               1999
                                                              -----------     ------------     ------------    ---------------
 Increase (decrease) in bank overdraft...........                 257,000         (442,000)        (442,000)                --
                                                              -----------     ------------     ------------    ---------------
  Net cash provided by financing                                4,979,000       91,983,000      182,496,000        104,802,000
  activities......................................            -----------     ------------     ------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH                       (2,109,000)      57,712,000       57,712,000         59,960,000
 EQUIVALENTS.....................................             -----------     ------------     ------------    ---------------

CASH AND CASH EQUIVALENTS:
 Balance at beginning of period..................               2,110,000        2,248,000        2,248,000                 --
                                                               ----------      -----------      -----------    ---------------
 Balance at end of period........................              $    1,000      $59,960,000      $59,960,000    $    59,960,000
                                                               ==========      ===========      ===========    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..........................              $   19,000      $    24,000      $    24,000    $        43,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Stock issued for a note receivable..............              $       --      $ 2,822,000      $ 2,822,000    $     2,822,000
 Equipment acquired under                                              --      $ 1,099,000      $ 1,099,000    $     1,099,000
 capital lease...................................
 Deferred stock-based compensation...............                      --      $ 6,631,000      $ 6,631,000    $     6,631,000


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.
                         (a development-stage company)

                         NOTES TO FINANCIAL STATEMENTS

(Information with respect to the three months and nine months ended September 30, 1998 and 1999, and the period from August 4, 1997 (Inception) to September 30, 1999, and as of September 30, 1999 is unaudited)

1.   NATURE OF OPERATIONS:

     TiVo Inc. (the Company or TiVo) was incorporated in August 1997 as a Delaware corporation with facilities in Sunnyvale, California. The Company has developed a subscription-based personal television service (the TiVo Service) that provides viewers with the ability to pause, rewind and play back any live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. Beginning in the fourth quarter of 1999, the Company is transitioning the manufacturing and distribution of the personal video recorder and remote control to Philips Business Electronics B.V. (Philips). Philips began marketing the TiVo Service and the personal video recorder that enables the TiVo Service in retail markets in the third quarter of 1999. The Company stopped selling personal video recorders directly during the fourth quarter of 1999. Prior to the transition, the personal video recorder and remote control were manufactured by a contract manufacturer and, since March 1999, were sold by TiVo through its web site and toll-free telephone number. The Company conducts its operations through one reportable segment.

     The Company is in the early stages of development and insignificant subscription revenues have been generated to date. No assurance can be given that a market for the TiVo Service and products that enable the TiVo Service will develop, or that significant numbers of customers will be willing to pay for the TiVo Service and products that enable the TiVo Service. Therefore, the Company is identified as a development-stage company at this time. However, upon the transfer of manufacturing and distribution responsibility to Philips and a successful retail launch of the TiVo Service and products that enable the TiVo Service, which began in the third quarter of 1999, the Company anticipates that it will no longer be identified as a development-stage company.

     The Company continues to be subject to certain risks common to companies in similar stages of development, including the uncertainties outlined above, as well as the uncertainty of availability of additional financing; dependence on third parties for manufacturing and marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability.

     The unaudited pro forma balance sheet, statements of operations, statements of stockholders' equity and statement of cash flows as of September 30, 1999 include a receivable from underwriters for the proceeds and the common stock from the initial public offering. The common stock is shown as if it was outstanding on the effective date of the offering, September 29, 1999, instead of the closing date of the offering, October 5, 1999.

Unaudited Interim Financial Statements

     The accompanying balance sheet as of September 30, 1999 and the accompanying statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1998 and 1999 included herein have been prepared by the Company and are unaudited. The information furnished in the unaudited financial statements referred to above includes all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and cash equivalents

     The Company classifies financial instruments as cash equivalents if the original maturity of such instruments is three months or less.

Short-term investments

     Short-term investments consist of commercial paper investments and certificates of deposit with original maturities at date of purchase ranging between three and six months. The Company classifies these investments as held to maturity and records the instruments at amortized cost, which approximates fair value due to the short maturities.

Inventories

     Inventories consist of raw materials, primarily hard-disk drives and enclosures. Inventory is valued at the lower of cost (first-in, first-out) or market. Included in inventory costs are direct materials, direct labor and allocated tooling costs. Once the Company transfers manufacturing responsibility to Philips, during the fourth quarter of 1999, all inventory will be sold to Philips. Inventories consist of the following:

                                                  December 31,    September 30,
                                                      1998            1999
                                                  ------------    -------------
     Raw materials..........................       $120,000       $1,066,000
                                                  ------------    -------------

Net Loss Per Common Share

     Historical net loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No.
98). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of all net loss per share amounts do not include repurchasable common stock issued to DIRECTV and unvested, repurchasable common stock issued under the employee stock option plans.

     Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted net loss per share does not include the effect of the antidulutive common share equivalents.

     Pro forma net loss per common share is calculated as if the common stock from the initial public offering was outstanding at the effective date of the public offering, September 29, 1999.

Stock-Based Compensation and Stock Exchanged for Services

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which the value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. No stock compensation expense was recorded in 1998. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Revenue Recognition

     Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which revenues have not been recognized.

Sales and Marketing--Related Parties

     Sales and marketing--related parties consists of cash and noncash charges related to the Company's agreements with DIRECTV, Inc. (DIRECTV), Philips and Quantum Corporation (Quantum), all of which hold stock or warrants in the Company.

Other Operating Expense, Net

     Prior to the transition of manufacturing and distribution to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The sales of personal video recorders less the cost of the personal video recorders are classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business. Other operating expense, net is recognized upon shipment of the personal video recorder to the customer. The Company records a provision for estimated warranty costs and returns at the time of sale.

3.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office space under operating leases that expire on March 31 and June 30, 2000. As of December 31, 1998, and September 30, 1999, future minimum rental payments under this lease are $1,327,000 and $590,000, respectively. Rent expense under operating leases was approximately $177,000, $266,000, $427,000 and $749,000 for the three months ended September 30, 1998 and 1999, and the nine months ended September 30, 1998 and 1999, respectively. Rent expense under operating leases was approximately $1,413,000 for the period from inception to September 30, 1999.

     Future minimum lease payments under capitalized equipment leases are $1,117,000 as of September 30, 1999.

4.  SUBSEQUENT EVENTS

Initial Public Offering

        The Company's initial public offering (IPO) of 6,166,875 shares of common stock with net proceeds of $91.8 million was effective on September 29, 1999 and closed on October 5, 1999. At the closing date, the preferred stock was converted into common stock on a one-for-one basis and the warrants were exercised. The following table summarizes the common stock outstanding at September 30, 1999 on an actual basis, on a pro forma basis assuming the common stock from the initial public offering was outstanding at the effective date of the initial public offering, September 29, 1999, and on a pro forma basis as if the common stock from the initial public offering was outstanding, the preferred stock had converted and the warrants had been exercised at September 29, 1999.


                                                                                  Pro forma including
                                                                                 IPO shares, preferred
                                                                                  stock and warrants
                                                        Pro forma including      converted to common
  Number of shares                Actual                   IPO shares                 stock as of
     outstanding         as of September 30, 1999    as of September 30, 1999     September  30, 1999
Common stock                         8,489,920                 14,656,795                37,591,392
Stock options                        4,147,117                  4,147,117                 4,147,117
                             -----------------           ----------------          ----------------
Total shares                        12,637,037                 18,803,912                41,738,509
                             -----------------           ----------------          ----------------


Facilities Lease

     In October 1999, the Company entered into a new office lease with WIX/NSJ Real Estate Limited Partnership. The lease begins on March 10, 2000 and has a seven-year term. Monthly rent is approximately $116,000 with built-in base rent escalations periodically throughout the lease term. Future minimum lease payments under this lease are $22.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

   Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

    Subscription revenues. Subscription revenues for the nine months ended September 30, 1999 was $41,000, compared to zero for the nine months ended September 30, 1998. This increase is attributable to customer subscriptions to the TiVo Service, which began in March 1999. As of September 30, 1999, we had approximately 2,500 subscribers.

     Cost of services. Cost of services consists primarily of employee salaries and expenses related to providing the TiVo Service to subscribers. Cost of services for the nine months ended September 30, 1999 was $1.8 million compared to zero for the nine months ended September 30, 1998. This increase was primarily attributable to the hiring of content programming and service operation personnel in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service.

     Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the nine months ended September 30, 1999 were $5.0 million compared to $3.5 million for the nine months ended September 30, 1998. This increase was primarily attributable to the hiring of additional engineering personnel and related costs.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, development of media advertising, public relations activities and special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the nine months ended September 30, 1999 were $8.9 million compared to $710,000 for the nine months ended September 30, 1998. This increase was primarily attributable to an increase in expenditures for trade shows, public relations and advertising in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service. We expect our marketing expenses to continue to increase significantly in connection with the retail launch of the TiVo Service and the personal video recorder that enables the TiVo Service. The retail launch started in the third quarter of 1999 and will continue into the fourth quarter of 1999.

     Sales and marketing--related parties. Sales and marketing--related parties consist of cash and non-cash charges related to agreements with DIRECTV, Philips and Quantum, all of which hold stock or warrants in the Company. Sales and marketing--related parties for the nine months ended September 30, 1999 was $5.3 million compared to zero for the nine months ended September 30, 1998. The increase is attributable to shipments of personal video recorders and to related activations of the TiVo Service, which began in March 1999.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs, professional fees and recruiting. General and administrative expenses for the nine months ended September 30, 1999 were $5.5 million compared to $1.6 million for the nine months ended September 30, 1998. This increase was primarily attributable to the hiring of additional administrative personnel and related expenses and the costs of establishing Information Services and Service Operations departments, which did not exist during the nine months ended September 30, 1998.

     Stock-based compensation. During 1999, we granted stock options with exercise prices that were less than the estimated fair market value of the underlying shares of common stock for accounting purposes on the date of grant. This will result in stock-based compensation expense over the period that these options vest. The stock-based compensation expense was approximately $688,000 for the nine months ended September 30, 1999.

     Other operating expenses, net. Other operating expenses, net consists of the proceeds from the sale of personal video recorders net of the cost of the personal video recorders sold. For the nine months ended September 30, 1999, other operating expenses, net was $5.0 million compared to zero for the nine months ended September 30, 1998. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders are considered incidental to our business and as such have been classified as other operating expense, net.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $892,000 for the nine months ended September 30, 1999 compared to $81,000 for the nine months ended September 30, 1998, as cash balances increased.

     Interest expense and other. Interest expense and other was $416,000 for the nine months ended September 30, 1999. This includes amortization of the value assigned to the warrants of $392,000 and interest expense of $24,000 resulting from borrowings under a capital lease agreement. For the nine months ended September 30, 1998, interest expense and other was $20,000.

Quarterly Results of Operations

     The following table represents certain unaudited statement of operations data for our seven most recent quarters ended September 30, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including the notes thereto, included elsewhere in this prospectus. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

                                                                          Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                        March 31,  June 30,    September 30,   December 31,   March 31,  June 30,   September 30,
                                          1998       1998          1998            1998         1999       1999         1999
                                        --------   --------    -------------   ------------   ---------  --------   -------------
                                                                       (unaudited, in thousands)
                                        -----------------------------------------------------------------------------------------
Subscription revenues................   $    --    $    --       $    --          $    --      $    --    $     8     $     33
Costs and expenses
 Cost of services....................        --         --            --               --         (618)      (552)        (611)
 Research and development............      (793)    (1,016)       (1,659)          (2,146)      (1,369)    (1,630)      (1,977)
 Sales and marketing.................      (134)      (222)         (354)            (567)      (2,056)    (1,728)      (5,150)
 Sales and marketing--related                --         --            --               --           --       (382)      (4,946)
  parties............................
 General and administrative..........      (293)      (610)         (706)          (1,337)      (1,535)    (1,489)      (2,418)
 Stock-based compensation............        --         --            --               --           --       (187)        (501)
 Other operating expense, net........        --         --            --               --           12       (201)      (4,808)
                                        -------    -------       -------          -------      -------    -------     --------
 Loss from operations................    (1,220)    (1,848)       (2,719)          (4,050)      (5,566)    (6,161)     (20,378)
Interest income......................        18         17            46               55           53        224          614
Interest expense and other...........        (2)       (11)           (7)              --           (2)      (176)        (281)
                                        -------    -------       -------          -------      -------    -------     --------
  Net loss...........................   $(1,204)   $(1,842)      $(2,680)         $(3,995)     $(5,515)   $(6,113)    $(20,045)
                                        =======    =======       =======          =======      =======    =======     ========

     We expect sales and marketing expenses to continue to increase substantially in connection with the retail launch of the TiVo Service, which began in the third quarter of 1999. To launch the TiVo Service in the retail channel, we initiated an extensive advertising campaign, hired additional sales and marketing personnel and began a marketing campaign through television, radio, print and internet-based advertising and direct mail. We committed a significant amount of human and financial resources to supplement the sales and marketing efforts of our strategic partners, to participate in trade shows, produce commercials and infomercials and create other marketing collateral. We expect to continue to spend increasing amounts on sales and marketing to attract subscribers and retailers.

     The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscribers during the holiday shopping season. We also expect to generate a portion of future revenues from television advertising, which tends to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.

Liquidity and Capital Resources

     From inception through September 30, 1999, we financed our operations and met our capital expenditure requirements primarily from proceeds of the private sale of equity securities totaling approximately $102.8 million, excluding the net proceeds of our initial public offering of $90.5 million. At September 30, 1999, we had $60.0 million of cash and cash equivalents along with $8.2 million of short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs.

     Net cash used in operating activities was $24.3 million for the nine months ended September 30, 1999. Net cash used during this period was primarily a result of the research and development, sales and marketing and general and administrative costs to support the development of the TiVo Service and the personal video recorder that enables the TiVo Service. During the nine months ended September 30, 1999 we began providing the TiVo Service, incurring a net loss of $31.7 million. Uses of cash from operating activities included an increase in accounts receivable of $8.8 million, an increase in prepaid expenses and other of $1.4 million and an increase in inventory of $946,000. This was offset by sources of cash from operating activities resulting from an increase in accrued liabilities of $8.3 million, an increase in accounts payable of $4.4 million, and an increase in deferred revenue of $286,000.

     Net cash used in investing activities was $9.9 million for the nine months ended September 30, 1999. Net cash used in investing activities during the nine months ended September 30, 1999 included $8.1 million for short term investments and $1.8 million for the acquisition of property and equipment.

     Net cash provided by financing activities was $92.0 million for the nine months ended September 30, 1999. Of this amount, $90.6 million was received from the issuance of Series D, E, F, G, H, I and J preferred stock to several investors, including Vulcan Ventures Incorporated, Showtime Networks, Inc., DIRECTV, NBC Multimedia, Inc., Philips Corporate External Ventures B.V., Advance/Newhouse, CBS Corporation, Comcast Interactive, Cox Communication, Discovery Communications, Liberty Media Corporation, TV Guide Interactive,

The Walt Disney Company (through its wholly owned subsidiary Catalyst Investments L.L.C.), America Online, Inc. and Sony Corporation of America, Inc. Additionally, we obtained $1.0 million of financing through a capital lease and $854,000 from the issuance of common stock for stock options exercised. Cash was used to offset a bank overdraft of $442,000 during the period.

     In December 1997, we established a $750,000 line of credit with a financial institution, which expired on August 15, 1999. The line was partially utilized to secure a letter of credit in the amount of $600,000, which expired in July 1999. No amounts were outstanding at September 30, 1999.

     We have commitments under facilities operating leases of $590,000 and obligations under capital leases of $1.0 million as of September 30, 1999. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expires in February 2000.

     On April 8, 1999, we entered into a secured convertible debenture purchase agreement with New Enterprise Associates VII, L.P., Institutional Ventures VII, L.P. and two other stockholders. In connection with the agreement, we issued warrants. The value assigned to these warrants is being amortized over the six-month term of the commitment. As of September 30, 1999, we had no outstanding amounts under this agreement. All of the warrants issued under the terms of this agreement expired upon the completion of our initial public offering and were exercised at the completion of our initial public offering.

     Our future capital requirements will depend on a variety of factors, including market acceptance of personal television and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

     .    to subsidize the sale of personal video recorders;
     . to hire and expand our engineering, sales and marketing and customer support organizations;
     .    for a new facility; and
     .    for general corporate purposes.

     We believe that our cash and cash equivalents, the net proceeds from the sale of our preferred stock and the net proceeds from the initial public offering will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months. Beyond one year, we may need to raise additional funds in order to:

     . fund anticipated growth, including significant increases in personnel, office facilities and computer systems;
     .    develop new or enhance existing services or products;
     .    expand into new markets and respond to competitive pressures; or
     . acquire or invest in complementary businesses, technologies, services or products.

     In addition, in order to meet long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See "Factors That May Affect Future Operating Results--If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed."

Year 2000 Issue

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs would not properly recognize the year format. This could result in major system failures or miscalculations that could disrupt our business. We have formulated a year 2000 plan to assess and address any year 2000 issues and have created a year 2000 task force headed by our chief information officer to implement the plan.

     We use an internal calendar in both the personal video recorder and the TiVo broadcast service center. The personal video recorder uses an internal calendar for recording shows as well as to dial into the TiVo broadcast service center for nightly downloads of program guide data and other content. The TiVo broadcast service center uses a calendar to distribute program guide data and content.

  State of Readiness

     The TiVo Service and the personal video recorder that enables the TiVo Service have been tested for year 2000 compliance and, at this time, there are no known issues.

     We have completed an initial assessment of the criticality of our suppliers' technology being year 2000 compliant. We are currently testing the year 2000 compliance of any vendors' and suppliers' interfaces that have a high impact on our business. Those third-party interfaces with moderate impact on our business were assessed by reviewing these third parties' web sites or by requesting a letter from such parties to prove compliance. We do not intend to conduct further investigation on those third-party technologies that have a low impact on our business other than reviewing these parties' web sites.

     As we have added strategic partners, we have inquired as to the year 2000 compliance of their systems. To date, all critical partners we are working with have indicated that their systems are, or will be prior to the end of 1999, year 2000 compliant. We have not required any formal paperwork from, or conducted any tests with, these partners.

     We have completed an assessment of our information technology systems, which includes, but is not limited to, hardware and software required to support our broadcast service center as well as our internal business systems. We also assessed our non-information technology systems, which include facility date sensitive systems. Most information technology systems have been purchased in the last six months. Year 2000 compliance has always been a major part of the selection criteria. Our assessment included the following steps:

     . identification of categories of hardware and software that need to be evaluated;
     .    listing of all hardware and software by category and rated by criticality;
     .    determination of any known year 2000 issues;
     . adoption of a proof assessment approach based on criticality to our business;
     .    creation of a high level plan for assessment and remediation by item;
          and
     .    implementation of the plan.

     We completed our year 2000 assessment in September 1999 and plan to complete interface testing and remediation by November 30, 1999. At this stage, we are not aware of any year 2000 issues that would have a material effect on our business.

  Costs

     As of September 30, 1999, we have incurred costs of approximately $20,000, and we expect to incur an additional $15,000, in connection with identifying, evaluating and addressing year 2000 compliance issues. All of the expenses to date have related to, and are expected to continue to relate to, operating costs associated with time spent by our employees in the evaluation process and some charges related to upgrades identified during our vendor communications or testing.

  Risks

     Our ongoing attention to year 2000 issues may identify material non-compliance issues with the TiVo Service or the personal video recorder, our informational technology systems or the systems of our partners or suppliers. We may not be able to successfully resolve these issues, or it may be costly to do so. In addition, we cannot assure you that governmental agencies, utility companies, third-party service providers and others outside of our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure, which could prevent us from delivering upgrades and regular downloads to the personal video recorders that enable the TiVo Service or otherwise impact the functionality of the personal video recorder. Any of these occurrences would have a material adverse effect on our business.

  Contingency Plans

     Year 2000 issues that impair the delivery of the TiVo Service will be addressed via software upgrades to the TiVo broadcast service center and/or the personal video recorder via the nightly download of data over the telephone line. Up to 12 days of program guide data can be stored on the personal video recorder. The program guide data related to the 12th day into the future is downloaded onto the personal video recorder every night. If a year 2000 issue prevents this nightly download of program guide data, there would still be up to 12 days of program guide data on the personal video recorder at that point in time. Each day a download does not arrive, however, there would be one less day the subscriber could record in the future. After the 12th day following a year 2000 issue that impacts these nightly downloads, the personal video recorder could only be used in "non-service mode" until a software fix could be downloaded. In non-service mode, a subscriber could still use the pause, rewind and fast forward features, but could only record programs by manually programming the channel and time into the personal video recorder.

     If the personal video recorder's downloading process malfunctioned due to a year 2000 issue, or if software downloads were unable to remedy the problem, the personal video recorder would have to be returned and repaired either by TiVo or its manufacturing partners.

     To address potential facility-related year 2000 issues on our most critical systems, we are moving the TiVo broadcast service center into co-location at UUnet in November 1999. The UUnet co-location is equipped with generators that can provide several weeks of back-up power.

     The results of our assessment and testing were taken into account in determining the nature and extent of our contingency plans.

Impact of Inflation

     We believe that inflation has not had a significant impact on our operating results.

Recently Issued Accounting Standards

     We have adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 required no additional disclosures in our consolidated financial statements as we operate in a single reportable segment.

  Factors That May Affect Future Operating Results

     In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

  We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

     We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. From our inception in August 1997 to September 30, 1999, we had $41,000 of subscription revenues. As of September 30, 1999, we had an accumulated deficit of $42.0 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

  Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

     We were incorporated in August 1997 and have been obtaining subscribers and selling personal video recorders only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of September 30, 1999, we had sold only a limited number of personal video recorders and obtained a limited number of subscribers to the TiVo Service. Sales and subscriptions to date have been generated through limited marketing campaigns, word-of-mouth and our web site. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

  If our retail launch is not successful, consumers and consumer electronics manufacturers may not accept the TiVo service and products that enable the TiVo service.

     Our success depends upon a successful retail launch of the TiVo Service and related personal video recorders, which began in the third quarter of 1999 and will continue through the 1999 holiday season. During this time, we will rely principally on Philips to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV to market, sell and support the TiVo Service to DIRECTV subscribers. The launch requires, among other things, that we:

     . educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;
     . commit a substantial amount of human and financial resources to achieve retail distribution; and
     . coordinate our own sales, marketing and support activities with those of Philips, DIRECTV and other strategic partners.

     We or our strategic partners may not achieve any or all of these objectives. In addition, the launch may be delayed, consumers may perceive the TiVo Service and related personal video recorder as too expensive or complex and our marketing campaign may not effectively attract new subscribers. Because of competitive offerings or changing preferences, consumers may delay or decline the purchase of the TiVo Service and related personal video recorder. All of these events would reduce consumer demand and market acceptance, diminish our brand and impair our ability to attract subscribers to the TiVo Service.

  We have agreed to share a substantial portion of the revenue we generate from subscription fees with some of our strategic partners. We may be unable to generate enough revenue to cover these obligations.

     We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in exchange for manufacturing, distribution and marketing support and discounts on key components for personal video recorders. Given how these amounts are calculated, we may be required to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. These agreements require us to share a portion of our subscription fees whether or not we reduce the price of the TiVo Service. If we reduce our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

  We depend on a limited number of third parties to manufacture, distribute and supply critical components and services for the personal video recorders that enable the TiVo Service. We may be unable to operate our business if these parties do not perform their obligations.

     The TiVo Service is enabled through the use of a personal video recorder made available by a limited number of third parties. In addition, we rely on sole suppliers for a number of key components for the personal video recorders. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

     In addition, we face the following risks in relying on these third parties:

     If our manufacturing partnerships with Philips and other third parties are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into an agreement with Philips to manufacture and distribute the personal video recorders that enable the TiVo Service. We have transitioned manufacturing of the personal video recorder from the third-party contract manufacturer to Philips, and Philips assumed manufacturing responsibility in the fourth quarter of 1999. However, we have no minimum volume commitments from Philips or any other manufacturer. The transition to using Philips as sole manufacturer, and its ability to reach sufficient production volume of the personal video recorder to satisfy anticipated demand, is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, Philips and any other manufacturer will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Philips may have very little time to remedy unforeseen delays or problems that may arise. Such delays and other problems could impair our retail launch and brand image and make it difficult for us to attract subscribers. In addition, the loss of Philips would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

     If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services. As part of our retail launch, Philips is distributing the personal video recorder that enables the TiVo Service. We will rely on Philips' sales force, marketing budget and brand image to promote and support the personal video recorder and the TiVo Service. After the retail launch, we expect to continue to rely on Philips and other strategic partners to promote and support the personal video recorder and other devices that enable the TiVo Service. The loss of one or more of these partners would require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorder and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

     We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components and services used in the personal video recorders and the TiVo Service. For example:

     .    Quantum is the sole supplier of the hard disk drives;
     . NEC is the sole supplier of the application specific integrated circuit, a semiconductor device;
     .    Sony is the sole supplier of the MPEG2 encoder semiconductor device;
          and
     .    Tribune Media Services is the sole supplier of program guide data.

     We cannot be sure that alternative sources for these and other key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms. If our agreements with Quantum, NEC, Sony or Tribune Media Services were to terminate or expire, or if we were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

  Our ability to generate revenues from subscription fees is unproven and may fail.

     We expect to generate a substantial portion of our revenues from subscription fees for the TiVo Service. Many of our potential customers already pay monthly fees for cable or satellite television services. We must convince these consumers to pay an additional subscription fee to receive the TiVo Service. The availability of competing services that do not require subscription fees will harm our ability to effectively attract subscribers. In addition, the personal video recorder that enables the TiVo Service can be used to record programs and pause, rewind and fast forward through live or recorded shows without an active subscription to the TiVo Service. If a significant number of purchasers of our personal video recorders use these devices without subscribing to the TiVo Service, our revenue growth will decline and we may not achieve profitability.

  Our business is expanding rapidly and our failure to manage growth could disrupt our business and impair our ability to generate revenues.

     Since we began our business in August 1997, we have significantly expanded our operations. We anticipate continued expansion in our headcount, facilities and infrastructure to support potential growth in our subscriber base and to allow us to pursue market opportunities. This expansion has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

     We need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing and customer support personnel. Competition for such employees is intense, especially for engineers in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain and manage required personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

     Any inability of our systems to accommodate our expected subscriber growth may cause service interruptions or delay our introduction of new services. We internally developed many of the systems we use to run the TiVo Service and perform other processing functions. The ability of these systems to scale as we rapidly add new subscribers is unproven. We must continually improve these systems to accommodate subscriber growth and add features and functionality to the TiVo Service. Our inability to add additional software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services.

     We will need to provide acceptable customer support, and any inability to do so will harm our brand and ability to generate and retain new subscribers. Our ability to increase sales, retain current and future subscribers and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the personal video recorder and becoming acquainted with the features and functionality of the TiVo Service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo Service and personal video recorder will damage our reputation in the personal television and consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing subscribers and could cause harm to our reputation and brand.

     We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our billing and reporting. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we expect to replace our accounting and billing system within the next year. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with viewers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational systems and controls could also result in errors in our financial and other reporting.

  If we are unable to create multiple revenue streams, we may not be able to cover our expenses or meet our obligations to strategic partners and other third parties.

     Although our initial success will depend on building a significant customer base and generating subscription fees from the TiVo Service, our long-term success will depend on securing additional revenue streams such as:

     .    advertising;
     .    revenues from networks; and
     .    electronic commerce or couch commerce.

     In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscribers to the TiVo Service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers to develop products and services in these areas. We may not be able to effectively work with these parties to develop products that generate revenues that are sufficient to justify their costs. In addition, we are currently obligated to share a portion of these revenues with one of our strategic partners. Any inability to attract and retain a large and growing group of subscribers and strategic partners will seriously harm our ability to support new services and develop new revenue streams.

  It will take a substantial amount of time and resources to achieve broad market acceptance of the TiVo Service and products that enable the TiVo Service and we cannot be sure that these efforts will generate a broad enough subscriber base to sustain our business.

     Personal television products and services represent a new, untested consumer electronics category. The TiVo Service is in an early stage of development and many consumers are not aware of its benefits. As a result, it is uncertain whether the market will demand and accept the TiVo Service and products that enable the TiVo Service. Retailers, consumers and potential partners may perceive little or no benefit from personal television products and services. Likewise, consumers may not value, and may be unwilling to pay for the TiVo Service and products that enable the TiVo Service. To develop this market and obtain subscribers to the TiVo Service, we will need to devote a substantial amount of time and resources to educate consumers and promote our products. We may fail to obtain subscribers, encourage the development of new devices that enable the TiVo Service and develop and offer new content and services. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo Service or purchase the products that enable the TiVo Service.

  We face intense competition from a number of sources, which may impair our revenues and ability to generate subscribers.

     The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

     Internet-related companies and companies offering similar products and services. We are likely to face intense direct competition from companies such as WebTV Networks Inc., America Online, Inc., Replay Networks, Inc. and X-TV. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service's functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to WebTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV recently formed an alliance with America Online. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

     Established competitors in the consumer electronics market. We compete with consumer electronic products in the television and home entertainment industry. The television and home entertainment industry is characterized by rapid technological innovation, a small number of dominant manufacturers and intense price competition. As a new product category, personal television enters a market that is crowded with several established products and services. The competition for consumer spending in the television and home entertainment market is intense, and our products and services will compete with:

     .    satellite television systems;
     .    video on demand services; and
     .    laser disc players.

     Most of these technologies or devices have established markets, a broad subscriber base and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners. Faced with this competition, we may be unable to effectively differentiate the personal video recorder or the TiVo Service from these devices.

     Personal television, in general, and TiVo, specifically, also compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. If advertisers do not perceive personal television as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo Service.

  If we are unable to introduce new products or services, or if our new products and services are unsuccessful, the growth in our subscriber base and revenues may suffer.

     To attract and retain subscribers and generate revenues, we must continue to add functionality and content and introduce products and services which embody new technologies and, in some instances, new industry standards. This challenge will require hardware and software improvements, as well as new collaborations with programmers, advertisers, network operators, hardware manufacturers and other strategic partners. These activities require significant time and resources and may require us to develop and promote new ways of generating revenue with established companies in the television industry. These companies include television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers. In each of these examples, a small number of large companies dominate a major portion of the market and may be reluctant to work with us to develop new products and services for personal television. If we are unable to further develop and improve the TiVo Service or expand our operations in a cost-effective or timely manner, our ability to attract and retain subscribers and generate revenue will suffer.

  If we do not successfully establish strong brand identity in the personal television market, we may be unable to achieve widespread acceptance of our products.

     We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic partnerships. The importance of brand recognition will increase as current and potential competitors enter the personal television market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscribers or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscribers and effectively compete in the personal television market.

  Product defects, system failures or interruptions to the tivo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new subscribers.

     Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo Service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the TiVo Service may reduce our revenues and profits. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand.

     We have detected and may continue to detect errors and product defects. These problems can affect system uptime, result in significant warranty and repair costs and cause customer relations problems. Correcting errors in our software requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo Service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance and sales of our products.

  Intellectual property claims against us can be costly and could result in the loss of significant rights.

     From time to time, we may be subject to intellectual property litigation which could:

     .    be time-consuming and expensive;
     .    divert management's attention and resources away from our business;
     .    cause delays in product delivery and new service introduction;
     .    cause the cancellation of new products or services; or
     .    require us to pay significant royalties or licensing fees.

     The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right or our inability to design around an asserted patent or other right could cause us to cease manufacturing the personal video recorder or providing our service, or both, which would eliminate our ability to generate revenues.

     In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the personal television industry. These organizations or individual media companies may attempt to require companies in the personal television industry to obtain copyright or other licenses. A number of articles have appeared in the recent press regarding the formation of a consortium of broadcast and cable television networks called the Advanced Television Copyright Coalition. Some of those articles have indicated that the coalition is prepared to support litigation and to explore legislative solutions unless the members of the personal television industry agree to obtain license agreements for use of the companies' programming. We have received letters from Time Warner Inc. and Fox Television stating that these entities believe our personal television service exploits copyrighted networks and programs without the necessary licenses and business arrangements. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs and adversely affect our business.

  Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights.

     Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo Service and its features and functionality. To date, none of these patents has been granted, and we cannot assure you that any patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to protect our proprietary rights could have a material adverse effect on our business.

  Laws or regulations that govern the television industry and the delivery of programming could expose us to legal action if we fail to comply or could require us to change our business.

     Personal television and the delivery of television programming through the TiVo Service and a personal video recorder represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the personal television market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

     The Federal Communications Commission has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting us, do affect many of the strategic partners on whom we substantially rely for the marketing and distribution of the personal video recorder and the TiVo Service. As such, the indirect effect of these regulations may adversely affect our business. In addition, the FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of the TiVo Service.

  We need to safeguard the security and privacy of our subscribers' confidential data, and any inability to do so may harm our reputation and brand.

     The personal video recorder collects and stores viewer preferences and other data that many of our subscribers consider confidential. Any compromise or breach of the encryption and other security measures that we use to protect this data could harm our reputation and expose us to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could compromise or breach the systems we use to protect our subscribers' confidential information. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

  Uncertainty in the marketplace regarding the use of data from subscribers could reduce demand for the TIVo Service and result in increased expenses.

     Consumers may be concerned about the use of personal information gathered by the TiVo Service and personal video recorder. Under our current policy, we do not access this data or release it to third parties. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

  We would lose revenues and incur significant costs if our systems or those of our key partners or suppliers are not year 2000 compliant.

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs do not properly recognize the year. This could result in major system failures or miscalculations that would disrupt our business.

     We completed our year 2000 assessment in September 1999 and plan to complete interface testing and remediation by November 30, 1999. At this stage, we are not aware of any year 2000 issues that would have a material effect on our business. Our assessment, however, may not have identified material non-compliance issues with the TiVo Service or the personal video recorder, our information technology systems or the systems of our partners or suppliers. If present, we may not be able to successfully resolve these issues, or it may be costly to do so. In addition, we cannot assure you that governmental agencies, utility companies, third-party service providers and others outside of our control will be year 2000 compliant. Such entities' failure to be year 2000 compliant could result in a systemic failure beyond our control. For example, a prolonged telecommunications or electrical failure, which could prevent us from delivering upgrades and regular downloads to the personal video recorders that enable the TiVo Service, could adversely impact the functionality of the personal video recorder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

  In the future, our revenues and operating results may fluctuate significantly, which may adversely affect the market price of our common stock.

     We expect our revenues and operating results to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market price of our common stock would likely fall.

     Factors that may affect our quarterly operating results include:

     .    demand for personal video recorders and the TiVo Service;
     . the timing and introduction of new services and features on the TiVo Service;
     .    seasonality and other consumer and advertising trends;
     .    changes in revenue sharing arrangements with our strategic partners;
     .    entering into new or terminating existing strategic partnerships;
     .    changes in the subsidy payments we make to certain strategic partners;
     . changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;
     .    loss of subscribers to the TiVo Service; and
     .    general economic conditions.

     Because our expenses precede associated revenues, unanticipated shortfalls in revenue could adversely affect our results of operations for any given period and cause the market price of our common stock to fall.

  Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

     Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products will be very difficult, we believe that sales of personal video recorders and new subscriptions to the TiVo Service will be disproportionately high during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

     We expect that a portion of our future revenues will come from targeted commercials and other forms of television advertising enabled by the TiVo Service. Expenditures by advertisers tend to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities or increase the time it takes to close a sale with our advertisers, which could cause our revenues from advertisements to decline significantly in any given period.

  If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.

     We expect that our existing capital resources will be sufficient to meet our cash requirements through at least the next 12 months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

     If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting, or restricting our operations or future opportunities.

  We have agreed to subsidize the cost of manufacturing personal video recorders, which may adversely affect our operating results and ability to achieve profitability.

     Philips assumed manufacturing responsibility for the personal video recorders in the fourth quarter of 1999. We have agreed to pay Philips a per unit subsidy for each personal video recorder that it manufactures and sells. A portion of the subsidy amount is paid when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The amount of the payments can vary depending upon Philips' manufacturing costs and selling prices. In addition, in the event Philips is unable to manufacture the personal video recorders at the costs currently estimated or if selling prices are less than anticipated, we will owe additional amounts to Philips, which could adversely affect our operating results. We are obligated to pay a portion of the subsidy when the personal video recorder is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service.

  The lifetime subscriptions to the Tivo Service that we currently offer commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs.

     We currently offer subscriptions that commit us to provide service for as long as the original subscriber uses the personal video recorder purchased. We receive the lifetime subscription fee for the TiVo Service in advance and amortize it as revenue over four years, which is our estimate of the service life of the personal video recorder. If these lifetime subscribers use the personal video recorder for longer than anticipated, we will incur costs without a corresponding revenue stream. If we spend amounts received from lifetime subscriptions prior to the end of the lifetime commitment period, we will be required to fund ongoing costs from other sources.

  If we lose key management personnel, we may not be able to successfully operate our business.

     Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. In addition, we do not have employment agreements with, or key man insurance policies for, any of our key personnel.

  We have recently hired several senior executive officers. Any inability by these individuals to execute our business strategy and manage our growth could harm our ability to generate revenues and achieve profitability.

     Several members of our executive management team were hired in 1999, including our Chief Financial Officer and Vice President of Finance, our Vice President of Business Development, our Vice President of Human Resources, our Vice President of Sales and our Vice President of Information Technology and Chief Information Officer. These individuals do not have significant experience working with the other members of our management team, and therefore may require time to adequately familiarize themselves with the nature of our business and operations. We cannot assure you that these individuals will be able to successfully work together or manage any growth we may experience. The process of integrating these individuals into our management team may detract from the operation of our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     TiVo's exposure to market risk for interest rate changes relates primarily to its investment portfolio. TiVo had no derivative financial instruments as of December 31, 1998 and September 30, 1999. TiVo places its investment portfolio in high quality credit instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. TiVo does not expect any material loss with respect to its investment portfolio.

     TiVo's investments are principally confined to our cash and cash equivalents and short-term investments, which have short maturities and, therefore, minimal and immaterial market risk.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     TiVo is not currently engaged in any legal proceedings. However, TiVo is aware that media companies and other organizations may support litigation or explore legislative solutions unless the members of the personal television industry agree to obtain license agreements for the use of certain programming. TiVo has received letters from Time Warner Inc. and Fox Television stating that these entities believe TiVo's personal television service exploits copyrighted networks and programs without the necessary licenses and business arrangements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since July 1, 1999, TiVo has issued and sold unregistered securities as follows:

          (a) Between July 1, 1999 and September 30, 1999, an aggregate of 378,970 shares of common stock were issued to employees upon exercise of options with exercise prices ranging from $0.13 to $10.50. The consideration received for such shares was $854,000.

          (b) In July 1999, TiVo sold 3,121,994 shares of its Series I Preferred Stock at $10.41 per share to eight investors for net proceeds of approximately $31.5 million.

          (c) In July 1999, TiVo issued a warrant to purchase up to an aggregate of 192,123 shares of Series I Preferred Stock at an exercise price of $10.41 per share to an investor.

          (d) In August and September 1999, TiVo sold 3,123,789 shares of its Series J Preferred Stock at $10.41 per share to two investors for net proceeds of approximately $31.7 million.

     All sales of common stock made pursuant to the exercise of stock options granted under the Amended and Restated 1997 Equity Incentive Plan and 1999 Equity Incentive Plan to TiVo's officers, directors, employees and consultants were made in reliance on Rule 701 under the Securities Act of 1933, as amended ("the Securities Act") or on Section 4(2) of the Securities Act. All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to TiVo that the shares were being acquired for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities.

     TiVo's Registration Statement on Form S-1 (Registration No. 333-83515) under the Securities Act of 1933, as amended, for the initial public offering became effective on September 29, 1999. In the offering, we sold an aggregate of 6,166,875 shares of our common stock for an initial price of $16.00 per share, including 666,875 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds from the offering were approximately $90.5 million. The managing underwriters were Credit Suisse First Boston, Allen & Company Incorporated, BancBoston Robertson Stephens and Thomas Weisel Partners LLC. The aggregate underwriting fees were approximately $6.9 million. Upon the closing of the initial public offering in October 1999, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. All warrants to purchase common and preferred stock outstanding immediately prior to the closing of the initial public offering, were simultaneously exercised and converted into shares of common stock. Following the closing of the initial public offering, TiVo filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State that authorizes two million (2,000,000) shares of undesignated preferred stock. For additional information about our capital stock, please refer to "Description of Capital Stock" in TiVo's Registration Statement (SEC File No. 333-83515) filed with the Securities and Exchange Commission.

     TiVo expects to use the net offering proceeds from its initial public offering for working capital and general corporate purposes, including advertising and promotion of the TiVo Service and the TiVo brand, product development, and expansion of its sales, marketing and service capabilities.
The use of proceeds does not represent a material change in the use of proceeds as described in TiVo's prospectus dated September 29, 1999 comprising part of TiVo's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-83515). TiVo has not declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since July 1, 1999, TiVo has submitted the following matters to a vote of security holders:

          (a) In July 1999, in connection with the preparation for its initial public offering (the "IPO"), TiVo solicited the written consent of its stockholders with respect to various matters. The matters for which stockholder consent was solicited were as follows:

          PROPOSAL 1: Approval of TiVo's Amended and Restated Certificate of
                      Incorporation, to be effective upon the closing of the IPO.

          PROPOSAL 2: Approval of the amendment and restatement of TiVo's
                      Bylaws, to be effective upon the closing of the IPO.

          PROPOSAL 3: Approval of the amendment and restatement of TiVo's 1999
                      Equity Incentive Plan.

          PROPOSAL 4: Approval of the adoption of TiVo's 1999 Employee Stock
                      Purchase Plan.

          PROPOSAL 5: Approval of the adoption of TiVo's 1999 Non-Employee
                      Directors' Stock Option Plan.

          PROPOSAL 6: Approval of the form of indemnity agreement to be entered into between TiVo and its officers and directors.

     The voting of stockholders with respect to each of the foregoing proposals was as follows:

          ----------------------------------------------------
          Consents Received          Consents Not Received
          ----------------------------------------------------
          20,367,975                 3,521,062
          ----------------------------------------------------

          (b) In July 1999, in connection with its proposed sale of Series I Preferred Stock, TiVo solicited the written consent of its stockholders with respect to (i) the amendment and restatement of TiVo's Certificate of Incorporation, and (ii) increasing the authorized size of TiVo's Board of Directors. The voting of stockholders with respect to each of the foregoing proposals was as follows:

          ----------------------------------------------------
          Consents Received          Consents Not Received
          ----------------------------------------------------
          20,367,975                 3,521,062
          ----------------------------------------------------

          (c) In August 1999, in connection with its proposed sale of Series J Preferred Stock, TiVo solicited the written consent of its stockholders with respect to the amendment and restatement of TiVo's Certificate of Incorporation. The voting of stockholders with respect to the foregoing proposal was as follows:

          ----------------------------------------------------
          Consents Received          Consents Not Received
          ----------------------------------------------------
          20,367,975                 3,521,062
          ----------------------------------------------------

Item 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

  EXHIBIT
  NUMBER        DESCRIPTION
  ------        -----------
   3.2*         Amended and Restated Certificate of Incorporation.

   3.4*         Amended and Restated Bylaws.

   4.3*         Ninth Amended and Restated Investor Rights Agreement between
                TiVo and certain investors, dated as of August 6, 1999.

  10.1* Form of Indemnification Agreement between TiVo and its officers and directors.

  10.2*         TiVo's 1999 Equity Incentive Plan and related documents.

  10.3* TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents.

  10.4*         TiVo's 1999 Employee Stock Purchase Plan and related documents.

  10.5* TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents.

  10.6*+        Hard Disk Drive Supply Agreement between Quantum Corporation and
                TiVo, dated November 6, 1998.

  10.7*+        Master Agreement between Phillips Business Electronic B.V. and
                TiVo, dated March 31, 1999.

  10.8*+        Marketing Agreement between DIRECTV, Inc. and TiVo, dated April
                13, 1999.

  10.9*+        Agreement between NBC Multimedia, Inc. and TiVo, dated April 16,
                1999.
  10.10*        Sublease Agreement between Verity, Inc. and TiVo, dated February
                23, 1998.

  10.11* Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998.

  10.12*        Second Amendment to Sublease Agreement between Verity, Inc. and
                TiVo, dated March 1999.

  10.13* Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998.

  10.15*        Master Lease Agreement between Comdisco, Inc. and TiVo, dated
                February 12, 1999.

  10.16*+       Warrant Purchase and Equity Rights Agreement between Quantum
                Corporation and TiVo, dated November 6, 1998 and related documents.

  10.17*        Warrant to Purchase Shares of Series A Preferred Stock issued to
                Randy Komisar, dated March 18, 1998.

  10.18*        Warrant Agreement between Comdisco, Inc. and TiVo, dated
                February 12, 1999.

  10.19* Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents.

  10.20* First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999.

  EXHIBIT
  NUMBER        DESCRIPTION
  ------        -----------
  10.21*        TiVo's 401(k) Plan, effective December 1, 1997.

  10.22*+       Tribune Media Services Television Listing Agreement between
                Tribune Media Services and TiVo, dated June 1, 1998.

  10.23*+ Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998.

  10.24 Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999.

  27.1++        Financial Data Schedule.

_______________________
 * Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-1 (SEC File No. 333-83515).

 +  Confidential treatment granted as to portions of this exhibit.

 ++ Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.

    b.  Reports on Form 8-K

    TiVo did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIVO INC.

Date:  November 15, 1999          /s/ Michael Ramsay
                                  ------------------
                                  Michael Ramsay
                                  President, Chief Executive Officer, and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:  November 15, 1999          /s/ David H. Courtney
                                  ---------------------
                                  David H. Courtney
                                  Chief Financial Officer and Vice President of
                                  Finance (Principal Financial and Accounting
                                  Officer)

                                   TIVO INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

3.2*         Amended and Restated Certificate of Incorporation.

3.4*         Amended and Restated Bylaws.

4.3* Ninth Amended and Restated Investor Rights Agreement between TiVo and certain investors, dated as of August 6, 1999.

10.1* Form of Indemnification Agreement between TiVo and its officers and directors.

10.2*        TiVo's 1999 Equity Incentive Plan and related documents.

10.3* TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents.

10.4*        TiVo's 1999 Employee Stock Purchase Plan and related documents.

10.5* TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents.

10.6*+ Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998.

10.7*+ Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999.

10.8*+       Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13,
             1999.

10.9*+       Agreement between NBC Multimedia, Inc. and TiVo, dated April 16,
             1999.

10.10*       Sublease Agreement between Verity, Inc. and TiVo, dated February
             23, 1998.

10.11* Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998.

10.12* Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999.

10.13* Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998.

10.15* Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999.

10.16*+ Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo, dated November 6, 1998 and related documents.

10.17* Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998.

10.18*       Warrant Agreement between Comdisco, Inc. and TiVo, dated February
             12, 1999.

10.19* Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents.

10.20* First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999.

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

10.21*       TiVo's 401(k) Plan, effective December 1, 1997.

10.22*+ Tribune Media Services Television Listing Agreement between Tribune Media Services and TiVo, dated June 1, 1998.

10.23*+ Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998.

10.24 Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999.

27.1++       Financial Data Schedule.

-----------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-83515).

+  Confidential treatment granted as to portions of this exhibit.

++ Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.