Form 10-K405
period 1999-12-31
TIVO INC
filed 2000-03-30
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                        Commission file number 000-27141
                                               ---------

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                     77-0463167
 ---------------------------------------------      --------------------------------
 (State or other jurisdiction of incorporation      (IRS Employer Identification No.)
              or organization)

 2160 Gold Street, PO Box 649101, San Jose, CA                 95164-9101
 ---------------------------------------------      --------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                (408) 519-9100
                                --------------
              (Registrant's telephone number including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 15, 2000 there were 16,204,153 shares of registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 15, 2000) was approximately $583.3 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 15, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Designated portions of registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

     PART I............................................................................................      3

      Item 1.  Business................................................................................      3
      Item 2.  Properties..............................................................................     17
      Item 3.  Legal Proceedings.......................................................................     17
      Item 4.  Submission of Matters to a Vote of Security Holders.....................................     18

     PART II...........................................................................................     19

      Item 5.  Market For The Company's Common Equity and Related Stockholder Matters..................     19
      Item 6.  Selected Financial Data.................................................................     20
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...     21
      Item 7A. Quantitative and Qualitative Disclosure About Market Risk..............................      37
      Item 8.  Financial Statements and Supplementary Data.............................................     38
      Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....     58

     PART III..........................................................................................     58

      Item 10.  Directors and Executive Officers of the Company........................................     58
      Item 11.  Executive Compensation.................................................................     58
      Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................     58
      Item 13.  Certain Relationships and Related Transactions.........................................     58

     PART IV...........................................................................................     59

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     59
      Signatures.......................................................................................     61

PART I

ITEM 1.  BUSINESS

The Business of the Company

     This Annual Report on Form 10-K (The "Annual Report") contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934 as amended, (The "Exchange Act"), including statements that indicate what the Company "believes," "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1, Business," and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

Overview

     TiVo Inc. ("TiVo" or the "Company") is a pioneer in the personal television industry. TiVo has created a unique personal television service that allows viewers to watch what they want when they want. The TiVo Service creates a richer and more enjoyable television experience by offering viewers greater control, choice, and convenience. TiVo believes that the TiVo Service also allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. The TiVo Service is a subscription-based service enabled by a personal video recorder designed and developed by TiVo.

     TiVo commenced its retail launch in the second half of 1999. Philips Business Electronics B.V. ("Philips") currently manufactures, markets and sells the personal video recorder enabling the TiVo Service, allowing TiVo to focus its resources on promoting and enhancing the TiVo Service. DIRECTV, Inc., a unit of Hughes Electronics Corporation ("DIRECTV"), provides marketing resources that allows TiVo to target DIRECTV subscribers and provides sales support in the retail channel.

Industry Background

     The television is a truly ubiquitous consumer product. According to the market research firm Nielsen Media Research, 98.0 million, or more than 98% of all U.S. households, owned at least one television at the end of 1998. Nielsen also reports that in 1998, U.S. households owned, on average, 2.4 televisions and spent an average of 7 hours and 15 minutes per day viewing television.

     The reach and popularity of television has been facilitated by the emergence of new technologies and delivery systems for television programming. These new technologies have enhanced the clarity, color and sound of television and, as a result, have increased the entertainment value of watching television. In addition, new delivery systems, including cable and satellite systems, now offer a large number of programming choices and specialized programming such as pay-per-view promotions. According to Paul Kagan Associates, 66.1 million U.S. households spent $30.9 billion to receive subscription-based cable television services in 1998. In addition, according to Skytrends, 10.6 million U.S. households spent $5.3 billion to receive subscription-based satellite television services in 1998.

     These statistics have not been lost on advertisers, who have made television their largest, most popular medium for reaching consumers. McCann-Erickson, Inc., a market research firm, estimates that $47.4 billion was spent on television advertising in 1998. This represents over 23% of total advertising spending.

     As the reach and popularity of television has grown, so too has the amount of programming available to viewers. Cable and home satellite television systems have dramatically increased the number of networks and channels available to today's television viewer. According to the Television & Cable Fact Book, in 1998, over 60% of U.S. cable subscribers had access to more than 53 channels, compared to less than 10% in 1985. The explosive growth in available channels has led to an overwhelmingly diverse selection of programming and content. This is due in large part to the emergence of specialized television channels and networks, which are formed around a given subject, theme or category of interest. For example, channels have been created to deliver programming to targeted groups, such as women or children, or to deliver specialized content, such as news, cartoons, classic movies, golf, comedy or educational programming. Subscription-based premium channels, such as HBO and Showtime, also offer specialized programming, including major motion pictures, made-for-television movies and sporting events. Clearly, there is more television programming to choose from now than ever before.

The Need For Personal Television

     From the introduction of color television and remote controls to the proliferation of cable and satellite programming and home theater systems, improvements in the television experience have been aimed at meeting viewer demand for richer programming and a more enjoyable viewing experience. However, the dramatic increase in the volume and diversity of television programming has fragmented viewing audiences and created new challenges for viewers, television programmers, network operators and advertisers.

     Challenges Faced by Viewers. TiVo believes that today's television viewer wants greater control, choice and convenience when watching television. Today's television viewers:

     . are unable to easily navigate through hundreds of channels and thousands of programs;
     .  are unable to easily identify programs of interest;
     . are limited to either watching shows at the time they are broadcast or recording shows by using a VCR; and
     .  are often forced to miss portions of shows due to interruptions.

     Challenges Faced by Television Programmers. Although the television has become a ubiquitous product, the dramatic increase in the volume and diversity of channels and programming has drawbacks for networks and other television programmers. The major networks have been particularly affected by the proliferation of channels and specialized programming, and are suffering from:

     .  brand dilution and declining viewer loyalty;
     . greater fragmentation of their audience base; and . the inability to effectively evaluate viewing habits, preferences and demand.

     The TV International Sourcebook for 1999 reports that networks have steadily lost market share to other content providers, from 60% market share in 1993 to approximately 45% in 1998. As television becomes more fragmented and the competition for viewers increases, networks and other television programmers must find new ways to attract viewers and increase viewer loyalty.

     Challenges Faced by Advertisers. Similarly, TiVo believes that today's television advertisers face new challenges as they seek greater effectiveness and efficiency in targeting specific viewers and establishing brand identity and loyalty. For example, advertisers must:

     . spend increasing amounts of time and money to target desired demographic groups;
     . spread their advertising budgets over an ever-expanding number of channels and programs; and
     . find new ways to identify, monitor and respond to viewers' programming and advertising preferences.

     As viewer fragmentation has increased, so too has the cost of advertising. Prime time advertisements on the major television networks are more expensive today than ever before, yet ratings and market share for these networks are declining. According to the Television Bureau of Advertising and Nielsen Media Research, the average cost of a 30-second night-time commercial has increased from $92,700 in 1993 to $121,300 in 1998. Like television programmers, advertisers must find new ways to reach their targeted audience and to establish brand identity and loyalty among viewers.

     Challenges Faced by Cable and Satellite Network Operators. As a result of increased competition, cable and satellite network operators have begun placing greater emphasis on acquiring and retaining subscribers and finding ways to increase the monthly revenue they receive from these subscribers. In order to successfully accomplish this, they must:

     .  improve customer satisfaction;
     .  enhance programming choice; and
     .  provide new features and functionality, such as electronic commerce.

TiVo Solution

     TiVo has created a personal television service that it believes meets the challenges faced by viewers, television programmers, advertisers and network operators. The TiVo Service provides viewers with greater control, easier navigation and a wider range of viewing options when watching television than what was formerly available. The TiVo Service creates a richer and more enjoyable viewing experience by allowing viewers to watch what they want when they want. The TiVo Service also creates a new platform that enables television programmers, advertisers, and network operators to deliver television programming, advertising, and in-home commerce. TiVo believes that its service allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. The TiVo Service is a subscription-based service enabled by a personal video recorder designed and developed by TiVo. The personal video recorder is a device that includes a hard disk drive for recording shows and accessing the content available on the TiVo Service.

     The TiVo Service has many features that distinguish it from traditional television viewing, including:

     Locate and Record Multiple Shows Quickly and Easily. The TiVo Service offers a variety of easy-to-use navigation and recording features that allow viewers to easily locate and record their favorite shows. Viewers can record and play back a single show or schedule a customized line-up of several shows to be recorded without entering specialized codes, setting a timer or using a video tape. With the Season Pass feature, the TiVo Service automatically records all episodes of viewers' favorite shows.

     Control Live Television. Using the TiVo Service and the personal video recorder, viewers have more control over live television. For example, viewers can utilize advanced viewing commands, such as pause, rewind, fast forward and frame-by-frame. When a viewer pauses live television, the personal video recorder continues to record the program that the viewer is watching. The viewer can then resume viewing in normal mode, fast forward to catch up to the live telecast, or execute any of the other advanced viewing commands. Prior to the introduction of TiVo, the ability to control live television in this manner was not available.

     Viewing Preferences and Suggested Programming. The TiVo Service allows viewers to create viewing preferences around particular shows or categories of interest. Using the "Thumbs Up" and "Thumbs Down" buttons on the TiVo remote, viewers can express their preferences for a particular type of show. These preferences accumulate over time and are stored locally on the personal video recorder. Based on the viewer's stored preferences, TiVo recommends programming that viewers are likely to enjoy and, when storage space is available, the TiVo Service will automatically record shows that are most likely to match viewers' individual preferences.

     Specialized Content. The TiVo Service also includes a variety of specialized content. For example, the TiVo Service allows television programmers to develop and deliver "Network Showcases" that feature selected programming, such as an upcoming movie, special event or mini-series, on easy-to-use interactive screens. Currently, "Network Showcases" available on the TiVo Service include directories of simplified recording options for groups of related shows of particular programmers. In the future, television programmers could use the TiVo Service to directly offer viewers special programming packages and pay-per-view promotions such as movies, sporting events, news headlines and other programming. Subscribers to the TiVo Service also have access to "TiVolution Magazine", which features theme-based collections of shows compiled by TiVo's editorial staff.

     Menu-Driven Navigation and Viewer Interface. The TiVo Service employs a menu-driven interface and easy-to-use navigation system. TiVo Central, the main screen of the TiVo Service, allows viewers to access their customized lineup of shows, "Network Showcases", "TiVolution Magazine" and other TiVo services and features. The "Pick Programs to Record" feature, located on the TiVo Central screen, allows viewers to search for shows to record by subject, title, channel or time of showing. Using the on-air guide, viewers can quickly and efficiently browse through a schedule of up to two weeks of available television programming and descriptions for each show.

Benefits of the TiVo Service

     For viewers, television programmers, advertisers and network operators, the TiVo Service offers several benefits over traditional television viewing.

     Benefits to Viewers. TiVo believes that its service offers an enhanced television viewing experience. Key benefits offered to viewers include the following:

     Greater Control, Choice and Convenience. The TiVo Service provides viewers with greater control, choice and convenience in watching television. Using the search and navigation features and variety of recording options, viewers can:

     .  automatically record all episodes of their favorite shows;
     . quickly and easily create a customized lineup of shows to be recorded up to two weeks in advance;
     .  pause, rewind and fast-forward live television;
     . skip through programming that they do not want to see; and . access their customized lineup of recorded shows and other specialized content.

     Making Sense of Available Content. The TiVo Service assists viewers in navigating through the hundreds of channels and thousands of programs available for viewing. Using the TiVo Service, viewers can browse pre-set categories of programming, such as sports or action/adventure, and select a desired show for viewing or recording simply by entering the title, channel or time. With the TiVo Service, viewers can easily organize their television viewing around shows they want to watch and receive suggestions for programming that they are likely to enjoy.

     Programming that Matches Viewers' Preferences. The TiVo Service ranks and recommends programming according to viewers' preferences. This functionality not only gives viewers access to programming that meets their personal tastes, but also displays programming, based on viewer preferences, that they might otherwise never have known was being broadcast.

     Benefits to Television Programmers. TiVo believes its TiVo Service offers television programmers a new and exciting way to reach the viewing audience. Key benefits offered to television programmers include the following:

     Enhanced Viewer Loyalty and Retention. By making it easy for viewers to find and record the shows they want to watch, the TiVo Service enables programmers to make their shows accessible to a broader audience. TiVo believes that these easy to use features, especially the Season Pass feature, will increase the likelihood that viewers will continue viewing new episodes of a particular series or show. Viewers also can easily play back the shows they have recorded long after they have aired, enhancing viewer retention and loyalty.

     More Effective Promotions and Previews. The TiVo Service provides television programmers with an opportunity to create more effective promotions and previews such as Network Showcases for selected programming and pay-per-view events. TiVo is also currently developing a service, called "Ipreview", that consists of active previews and promotions that allow a viewer to easily record featured programming at the touch of a button. TiVo believes these promotions will be effective in attracting viewers and increasing a network's brand presence because they allow viewers to "impulse record" featured programming and to watch these programs at a more convenient time. TiVo also believes that by taking advantage of these features, television programmers have a greater opportunity to reach a larger viewing audience.

     New Platform for Content Delivery. TiVo anticipates that television programmers will embrace the TiVo Service as a new way to reach audiences with programming, products and services and as a way to enable couch commerce. For example, the TiVo Service can enable television programmers to allow viewers to order and automatically record special programming packages, including bundled episodes of previously run shows and pay-per-view promotions. TiVo anticipates that viewers would be able to simply "point and click" to order movies, sports events, programming packages, games and other products and services.

     Benefits to Advertisers. TiVo believes that its TiVo Service will offer advertisers a new platform with more efficient and effective ways to reach their targeted audience. Key benefits offered to advertisers include the following:

     Targeting Consumers. In the future, the TiVo Service will allow advertisers to offer advertising that is related to the viewing preferences stored on the personal video recorder. For example, working with its network partners TiVo could download and store several commercials on the personal video recorder and select which of these commercials to show based on the viewer's preferences. For example, an automobile advertiser may want to advertise one of several models during the airing of a particular program, depending on each viewer's preferences. If the viewer's preferences suggest that the viewer is an outdoor enthusiast, the commercial might feature a sport utility vehicle.

     Platform for New Advertising Opportunities. The TiVo Service provides advertisers with a new platform to offer advertisements to viewers. For example, advertisers may be able to combine new advertising with recorded shows and special promotions to reach new and existing viewers. TiVo also intends to offer advertisers a new service that will allow viewers to get more information about and possibly purchase a featured product or service using the TiVo remote. In this way, TiVo expects to create an interactive on-air shopping experience for the viewer.

     Benefits to Cable and Satellite Network Operators. The TiVo Service provides a unique platform for network operators to reduce subscriber turnover and create new sources of revenue. Key benefits offered to cable and satellite network operators include the following:

     Ability to Differentiate Services. The TiVo Service allows network operators to differentiate and enhance their service offerings by making available programming more accessible to viewers, and enhancing viewer loyalty by offering subscribers the ability to customize their viewing experience.

     Platform for New Service Opportunities. The TiVo Service can also provide new sources of revenue for network operators. For example, the TiVo Service provides a platform upon which network operators can record a number of pay-per-view movies onto the personal video recorder from which subscribers can choose to purchase and view at their convenience, with the added ability to pause rewind, skip and fast forward.

TiVo Strategy

     TiVo's objective is to establish the TiVo Service as the platform for delivering richer television programming, advertising and in-home commerce. The key elements of TiVo's strategy are:

     Establish the TiVo Service as the Market Leader in Personal Television. TiVo is a pioneer in the personal television industry. As the personal television industry develops, TiVo intends to aggressively grow its subscriber base, create specialized content to enhance the value of the TiVo Service, and develop new ways to deliver effective targeted advertising. TiVo also intends to augment these efforts through strategic partnerships with cable and satellite network operators, television programmers, advertisers and consumer electronics manufacturers. TiVo believes that establishing and maintaining a market leadership position in personal television is critical to establishing new sources of revenues and the overall growth of its business.

     Establish and Promote the TiVo Brand. TiVo believes that establishing the TiVo brand is critical to attracting subscribers, advertisers and strategic partners. TiVo intends to dedicate substantial resources to promoting its brand through multiple advertising and marketing channels, participating in trade shows, sponsoring events, merchandising and by leveraging existing and future strategic partnerships.

     Leverage Partnerships to Accelerate Market Acceptance. TiVo believes that leveraging the market presence, brand recognition and distribution resources of established television industry participants will help it establish broad consumer awareness and acceptance of the TiVo Service and personal television. TiVo intends to continue to establish partnerships with leading television industry participants to expand its subscriber base, provide content and develop and distribute a wide variety of devices that enable the TiVo Service. Such partnerships may include:

     Network Operators and Other Content Distributors. TiVo intends to continue to establish partnerships with an increasing number of network operators, including cable and satellite operators. TiVo believes that agreements with these companies will provide access to a large and established base of viewers who are likely to purchase the TiVo Service. Relationships with these companies will also provide opportunities to develop additional devices that enable the TiVo Service and provide specialized programming to viewers. For example, TiVo's agreement with DIRECTV provides for a variety of assisted and joint marketing activities targeting DIRECTV's installed base of subscribers.

     Networks and Other Television Programmers. TiVo intends to continue to establish partnerships with an increasing number of television programmers, including broadcast and premium-service providers. TiVo believes that partnerships with these companies can increase the amount and diversity of customized content available on the TiVo Service and provide a significant opportunity to offer specialized programming to viewers. Partnerships with these companies also provide TiVo with opportunities to develop new interactive services for. Currently, TiVo has relationships with NBC, HBO, Showtime, FliX, E! Entertainment and The Movie Channel. Many of these relationships provide for the delivery of Network Showcases and other specialized programming to viewers.

     Consumer Electronics Manufacturers. TiVo intends to continue to establish partnerships with consumer electronic and other device manufacturers for the development, manufacture and marketing of devices that enable the TiVo Service. TiVo believes this strategy will accelerate the growth of the market for personal television. TiVo has a strategic relationship with Philips, who launched the personal video recorder into the retail channel in the third quarter of 1999 and who currently manufactures it. Additionally, TiVo has entered into an agreement with Sony to manufacture and distribute the personal video recorder.

     Advertisers. TiVo intends to pursue partnerships with advertisers in an effort to generate new sources of revenue. TiVo believes that garnering advertiser support for the TiVo Service will accelerate the market acceptance for personal television. TiVo also believes that its proprietary software and other technology embedded in the personal video recorder and the TiVo Service will enable advertisers to reach desired viewers more effectively. Not only will advertisers be better equipped to reach consumers with specific tastes or preferences, viewers will receive more information about products in which they are likely to be interested.

     Offer an Increasing Range of Programming and Features. TiVo intends to continue to offer new programming and features in order to enhance the value of the TiVo Service and create new sources of revenue. TiVo's technology allows for frequent updates and improvements to the programming and features offered on the TiVo Service. TiVo intends to develop other features, such as sports highlights, condensed news programs and other specialized programming. TiVo believes that the TiVo Service allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. Potential future services include:

     Active Promotions. TiVo anticipates that programmers will be able to use the TiVo Service to allow viewers to easily record a variety of programming such as movies, sports events, television series and other products and services. For example, TiVo is currently developing "Ipreview", a service that allows viewers to schedule and record featured programming using a "point and click" feature during previews.

     Active Ads. TiVo anticipates that advertisers will be able to use special coding, called "data tags," to allow viewers to interact with commercials. For example, when viewing a commercial, viewers may be able to click a button on their remote control to request a longer infomercial about the product, to request a brochure or ask for the nearest retailer. TiVo is currently developing a service that allows viewers to get more information about and possibly purchase featured products or services using the TiVo remote control.

     Targeted Ads. TiVo anticipates that advertisers will be able to use the TiVo Service to reach a broader base of consumers and offer commercials that better match viewers' interests. For example, based on the viewers' preferences stored on the personal video recorder, an automobile advertiser can feature a sport utility vehicle in one household and a minivan in another. This is accomplished by a software program utilizing data stored on the personal video recorder. Individual viewing preferences will not be released to advertisers or other third parties.

     Encourage the Development of New Devices Enabling the TiVo Service. TiVo has continued to work in partnership with consumer electronics manufacturers and others in developing new and complementary products that enable the TiVo Service, such as televisions, DVD players and satellite television receivers. This strategy is based on TiVo's belief that the TiVo Service enhances the value of other television, entertainment and home theater products and services. In pursuing these relationships, TiVo expects to continue to grant broad licensing rights to its technology and intends to create a set of standards that will allow consumer electronics manufacturers to embed the technology that enables the TiVo Service in home entertainment products. TiVo anticipates that the broad licensing of its technology will accelerate its subscriber growth, enhance its market position and strengthen the TiVo brand.

What Viewers Experience Using the TiVo Service

     The TiVo Service is designed to appeal to a broad consumer base by being easy-to-use and intuitive. The TiVo Service gives viewers the ability to control and personalize television by letting them watch what they want when they want. Navigation through the TiVo Service's menu-driven interface starts from the TiVo Central screen.

     TiVo Central. TiVo Central is the main screen on the TiVo Service and is the first screen seen by the viewer when the television is turned on. TiVo Central can also be accessed from anywhere in the TiVo Service by pushing the TiVo button on the TiVo remote. Most of the recording and viewing features available on the TiVo Service can be accessed through this screen.

     Now Showing. The Now Showing screen allows viewers to easily choose from their customized lineup of shows, which have been recorded and are stored on the personal video recorder. For each show, viewers can get detailed information, including a description of the show and its recorded time. Viewers can also see when the program will be deleted from the personal video recorder and can change the deletion time if desired.

     Network Showcases Screen. The Network Showcases screen can be used by television programmers and advertisers to feature selected programming and products. Network Showcases are separately categorized by each programmer. Within their own Network Showcase, programmers can customize the manner in which they highlight and package shows. In the future, we believe that programmers will create a unique look and feel for their Network Showcases and may include promotional video clips and trailers.

     Pick Programs to Record. Pick Programs to Record allows viewers to easily select shows to be recorded. Viewers can choose to select shows by name, channel or time. In addition, viewers can choose from a list of shows recommended by the TiVo Service based upon their individual preferences.

     On-Air Program Guide. The TiVo Service includes an easy-to-use on-air program guide that allows viewers to browse through available programming and receive information about upcoming shows. The on-air program guide includes a brief description of the program and the time and channel for viewing.

     TiVolution Magazine. TiVolution Magazine features theme-based collections of shows and other content compiled by TiVo's editorial staff.

How TiVo Works

     The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. Individually, each of these components serves a vital function in the TiVo Service.

     The Personal Video Recorder. The personal video recorder was initially designed and developed by TiVo, and enables the basic functionality of the TiVo Service. The personal video recorder automatically records live television while the viewer is watching, which allows the viewer to control live television. The current version of the personal video recorder, however, cannot record a different show while concurrently watching live television. Two models of the personal video recorder are currently available, one supporting up to 14 hours of recorded programming and one supporting up to 30 hours of recorded programming. The personal video recorder works with analog broadcast, cable and digital satellite systems. TiVo expects that future versions of the personal video recorder will be incorporated with cable or satellite receivers into a single device.

     After the initial set-up, the personal video recorder will automatically dial into the TiVo Broadcast Center via a telephone line on a nightly basis to download the program guide data, Network Showcases and other programs or features of the TiVo Service. Software upgrades to the personal video recorder are also delivered directly to the personal video recorder via the phone line at no charge. The program guide data downloaded from the TiVo Broadcast Center does not decrease the amount of programming that can be recorded by the subscriber on the personal video recorder.

     When enabled with the TiVo Service, the personal video recorder stores the subscribers' viewing preferences. Based on these preferences, the TiVo Service ranks every show listed in the on-air program guide and then recommends the highest ranked shows to the viewer. If there is available storage capacity in the personal video recorder, the personal video recorder may automatically record the show or shows with the highest ranking.

     The TiVo Service uses an advanced disk scheduling technique, which manages the recording and deletion of programs on the system. This allows viewers to select programming to record well in advance of airing and receive confirmation that the selected program will be recorded, even if the length of the programming selected for recording exceeds the then available storage capacity on the recorder.

     TiVo expects that the vast majority of purchasers of the personal video recorder will activate the TiVo Service. However, if the TiVo Service is not enabled or is subsequently cancelled, the personal video recorder provides viewers with several basic capabilities, including pause, rewind and fast forward navigation of live or recorded television, and the ability to record selected programs by manually programming the personal video recorder without the aid of the TiVo Service.

     The TiVo Remote Control. The TiVo remote control can operate both the personal video recorder and the viewer's television. Using the TiVo remote control, a viewer is able to take advantage of the functionality of the TiVo Service, including navigation of programming, selection of shows to be recorded and advanced viewing features. The TiVo remote control also enables viewers to indicate personal preferences through the use of the Thumbs Up or Thumbs Down buttons. As the TiVo Service is expanded, the TiVo remote control will accommodate expanded functionality associated with new features, services, promotions and programming options.

     The TiVo Broadcast Center. The TiVo Broadcast Center is a series of computer servers that manage all of TiVo's programming and service data. The TiVo Broadcast Center distributes proprietary services and specialized content such as TiVo's on-air program guides, Network Showcases, TiVolution Magazine and other content provided by TiVo and its partners. The TiVo Broadcast Center is designed to be a platform for future interactive services. Presently, data contained in the TiVo Broadcast Center is communicated to each personal video recorder automatically on a nightly basis through the subscriber's phone line. Upgrades to the software that enables the TiVo Service are also provided automatically over this phone line. In the future, TiVo expects to utilize satellite and cable bandwidth to transmit data and communicate information from the TiVo Broadcast Center to the personal video recorder.

Strategic Partnerships

     TiVo's success depends on its ability to quickly build a large subscriber base, integrate TiVo functionality into a broad range of consumer electronics products, and develop new services and programming to enhance the TiVo Service. In order to achieve these goals, TiVo has chosen to aggressively pursue strategic partnerships with:

     .  cable and satellite network operators;
     .  television programmers;
     .  consumer electronics manufacturers;
     .  marketing support partners; and
     .  suppliers of key components of the TiVo technology.

     By working with strategic partners to develop a business model that complements the businesses of other industry stakeholders, TiVo is seeking to aggressively develop personal television as a major category of home entertainment.

     Through its partnerships, TiVo's personal video recorders and other devices will be manufactured and distributed through retail and other channels. These partners will also provide access to a large number of potential subscribers and the resources to effectively market and promote the TiVo Service. In addition, these partnerships will allow TiVo to provide its subscribers with richer content, including Network Showcases, previews and promotions of upcoming shows and other specialized viewing options on the TiVo Service. Some of TiVo's major partnerships include:

     DIRECTV. DIRECTV is promoting TiVo and the TiVo Service to its eight million subscribers. DIRECTV will provide a variety of marketing and sales support, including commercial air time on the DIRECTV system, access to DIRECTV subscribers for targeted mailings and placement on its web site and in its on-air magazine. DIRECTV will also make a portion of the high bandwidth capacity of DIRECTV's satellite network available to TiVo. TiVo intends to use this capacity to expand and enrich the TiVo Service offered to DIRECTV subscribers.

     In connection with this agreement, DIRECTV also made an equity investment in TiVo. Additionally, DIRECTV will share in specified revenues TiVo receives that relate to subscribers to the TiVo Service who also subscribe to the DIRECTV satellite service.

     NBC Multimedia. TiVo will work with NBC to produce weekly Network Showcases and other programming packages that highlight current and upcoming NBC programs. These NBC programming packages and specials will also be featured in TiVolution Magazine. TiVo also granted NBC preferential placement on its Network Showcases screen. TiVo and NBC have agreed to feature each other as partners on their respective web sites.

     In connection with this agreement, NBC also made an equity investment in TiVo. In addition, NBC will receive certain rights with respect to TiVo's couch commerce and Internet services if such services are enabled on the TiVo Service.

     Philips. Philips has agreed to manufacture, market and distribute personal video recorders that enable the TiVo Service. Philips will continue to market co-branded personal video recorders with TiVo and support the TiVo Service in retail channels. Philips has also licensed TiVo's technology to develop, market, and promote other products that enable the TiVo Service.

     TiVo has agreed to offset a portion of Philips' manufacturing costs by paying a subsidy to Philips for each personal video recorder that Philips manufactures and sells. TiVo has also agreed to share a portion of the TiVo Service subscription revenues it receives from purchasers of the personal video recorders and other devices manufactured by Philips that enables the TiVo Service. Philips is also a stockholder of TiVo.

     Quantum. Quantum Corporation ("Quantum") has agreed to develop and supply the hard disk drives used in personal video recorders that enable the TiVo Service. Under the agreement, TiVo or a designated third-party buyer may purchase from Quantum up to an agreed number of hard disk drives at a discount. In addition, Quantum has agreed to work with TiVo to customize its hard disk drives for devices that enable the TiVo Service. Quantum and TiVo have also agreed to work together in promoting TiVo and the TiVo Service. Quantum has acquired shares of TiVo's stock in connection with this agreement. TiVo has also agreed to share a portion of the TiVo Service subscription revenues it receives from the subscribers who have purchased personal video recorders and other devices equipped with Quantum hard disk drives on which TiVo received a discount from Quantum.

Sales and Marketing

     TiVo is building a team of sales and marketing professionals whose efforts are focused on establishing the TiVo brand, educating consumers on the features and benefits of the TiVo Service and personal television, and promoting sales of personal video recorders and other devices that enable the TiVo Service.

     TiVo anticipates that retail stores will be the dominant distribution channel for its products and services and is establishing direct relationships with potential retail partners. TiVo's marketing team maintains an ongoing dialogue with viewers via research and other consumer response vehicles to ensure that TiVo continues to deliver services that match viewers' needs.

     TiVo began selling personal video recorders and subscriptions to the TiVo Service on March 31, 1999 directly to consumers, principally through TiVo's web site, www.tivo.com and its toll-free telephone number, 1-877-FOR-TIVO. Philips
      ------------
began distributing co-branded personal video recorders to national retail chains and regional retail stores and distributors and online e-tailers in the fourth quarter of 1999.

     Philips began selling personal video recorders to retailers and supporting the retail channel through marketing efforts, in-store display materials and sales force training. TiVo, with the assistance of DIRECTV, will support Philips' efforts by educating retailers about personal video recorders and the TiVo Service and providing training where necessary. In addition, DIRECTV incorporated the TiVo logo in certain of its in-store promotional materials starting in the first quarter of 2000. Philips and DIRECTV also encourage their existing and prospective customers to subscribe to the TiVo Service by offering promotional incentives such as coupons or discounts.

     TiVo initiated a marketing campaign in support of the retail launch of the personal video recorder that utilized print, outdoor, web and television advertising. TiVo also targeted certain DIRECTV subscribers with direct mail and bill inserts. The goal of these efforts is to increase awareness of the personal television category and to promote the TiVo brand as the leader in this category. TiVo's marketing campaign was augmented by a significant advertising effort by Philips

Privacy Policy

     TiVo has adopted a privacy policy, which it makes available on its web site and delivers to each new subscriber to the TiVo Service. This policy provides that all information that identifies a viewer as a specific person, including a viewer's name and address, will not be disclosed to anyone without the viewer's consent.

     All information about viewers' preferences and how they use the TiVo Service is separated from information that identifies a viewer personally, so that the information becomes anonymous. TiVo may be able to use this anonymous information to tell a broadcaster the percentage of TiVo viewers that recorded a particular program, but TiVo will not know, nor be able to tell the broadcaster, which of its viewers did so, unless a viewer decides to provide that information. No one at TiVo or anywhere else will ever know the kinds of programs a viewer watches or how they use the TiVo Service unless the viewer chooses to provide that information. If a specific viewer does not want the way in which they use their personal video recorder to be part of the anonymous information that TiVo gathers and shares with other companies, they can ask for a block on the release of this anonymous data.

     TiVo is able to send information to viewers' personal video recorders that allows TiVo and other companies to customize viewers' television experience. Neither TiVo nor the company supplying the customizing options will know which options viewers' personal video recorders select to show. If a viewer does not want this customizing information sent to their personal video recorder, they can simply ask for a block on such customized information.

Competition

     The market for home entertainment goods and services is intensely competitive, rapidly evolving and subject to rapid technological change. The delivery of video and television programming is particularly competitive as new products and services continue to be introduced and marketed. TiVo believes that the principal competitive factors in these markets are name recognition, performance, pricing, ease of use and functionality. Because the personal television market is new and rapidly evolving, TiVo expects it will face significant barriers in its efforts to secure broad market acceptance, and intense competition at several different levels.

     Established competitors in the consumer electronics market. Personal television competes in a consumer electronics market that is crowded with several established products and services, especially products delivering television programming and other home video entertainment. Personal video recorders and the TiVo Service compete with products and technologies that have established markets and proven consumer support, such as VCRs, DVD players and cable and satellite television systems. In addition, many of the manufacturers and distributors of these established products have greater brand recognition, market presence, distribution channels and advertising and marketing budgets, and more strategic partners than we do. To be successful, TiVo believes it will need to spend significant resources to develop consumer awareness of TiVo and the personal television product category.

     TiVo's initial success will depend not only on consumers agreeing to purchase a personal video recorder, but also paying a monthly subscription fee to receive the TiVo Service. This is a significant cost, and many consumers who have purchased VCRs, DVDs or other home video entertainment products may be reluctant to purchase personal television systems and services. The TiVo personal video recorder and the TiVo Service do, however, offer several advantages over competing home video entertainment products, including:

     . an on-air guide to up to 12 days of television programming, updated on a nightly basis;

     .  the ability to pause, rewind and fast-forward live television;

     . the ability to record every episode of a given show at the click of a button;

     . the ability to recommend television shows to viewers based upon their particular preferences; and

     .  specialized content, including Network Showcases and TiVolution
        Magazine.


     Although the personal video recorder is not well-suited as an archival system for recorded television shows, the TiVo System does contain a feature that allows viewers to off-load recorded programming to a VCR. While the personal video recorder and TiVo Service allow viewers to control live television, the current version of the personal video recorder does not permit viewers to record a show on one channel and watch a show being broadcast at the same time on another channel.

     Internet-related companies and companies offering similar products and services. TiVo faces competition from Internet service providers and other Internet companies such as WebTV and X-TV. These competitors are seeking to meld Internet browsing and traditional broadcast, cable or satellite television programming into a single medium. For example, WebTV and EchoStar Communications have released the DishPlayer, which is a product that combines Internet access with a program guide and the ability to pause live television. While many of these products offer fewer services than the TiVo Service, TiVo does not presently offer Internet browsing capability.

     TiVo's primary competitor in the personal television market is ReplayTV, Inc. Replay manufactures and markets a personal television recorder that includes a hard disk drive and functionality similar to that of our personal video recorder. While Replay's personal video recorder is more expensive than our personal video recorder, Replay does not charge a monthly subscription fee for its service.

Research and Product Development

     From TiVo's inception until March 1999, TiVo's research and development efforts were focused on designing and developing the personal video recorder and the TiVo remote control, the TiVo Service and the TiVo Broadcast Center. These activities included both hardware and software development. TiVo's engineering staff is now focused on research and development in the following three areas:

     Performance engineering. TiVo will continue to devote considerable engineering resources to improve TiVo's essential technologies. TiVo's engineers and customer support personnel work together to quickly identify and correct potential performance errors. TiVo also continually works to identify, develop and implement features that improve performance in areas such as video and audio quality, speed, ease of use and additional features and functionality.

     Platform engineering. Although TiVo does not intend to manufacture the personal video recorder or other hardware products, the evolution of hardware technology that enables the TiVo Service is a crucial element of TiVo's future success. TiVo's hardware engineers are working with consumer electronics manufacturers, component suppliers, and data storage suppliers to reduce the manufacturing cost of the personal video recorder and integrate TiVo functionality into other consumer electronics goods. For example, TiVo is currently working with DIRECTV to develop a DIRECTV satellite receiver that enables the TiVo Service. Similarly, TiVo intends to integrate the TiVo Service into components such as cable set-top boxes, televisions and other consumer electronics products. TiVo intends to work with a broad range of partners to develop its technology platforms and establish TiVo as the prominent technology in the personal television market.

     Service engineering. TiVo intends to continue to develop the TiVo Service, offering new features and programming. TiVo has assembled a group of experienced television and multimedia professionals to create specialized programming for the TiVo Service. As part of this effort, the programming team is currently in the process of building software and video development tools that will enable networks and other content providers to create specialized programming for the TiVo Service.

Patents and Intellectual Property

     TiVo has adopted a proactive patent and trademark strategy designed to protect all important aspects of its technology and intellectual property. TiVo has filed fifteen patent applications and seven provisional patents. TiVo has also jointly filed a patent application with Quantum. The patent applications that TiVo has filed are broad in nature and are tied to fundamental inventions rather than small, unrelated features or applications. These patent applications cover substantially all of TiVo's technology, including hardware, software, the TiVo Service functionality and appearance, network architecture, manufacturing and international patent rights. TiVo has also filed patent applications that cover technologies it intends to incorporate in future versions of the TiVo Service and hardware. To date, none of these patents have been granted, and there can be no assurance that any of these patents will ever be granted.

     TiVo has filed many trademark applications covering substantially all of its trade dress, logos and slogans, including:

     .  Active Preview
     .  Can't Miss TV
     .  DIRECTIVO
     .  Instant Replay logo
     .  Ipreview
     .  Jump logo
     .  Life's too short for bad TV
     .  Network Showcase
     .  Personal TV
     .  Personal Video Recorder
     .  Primetime Anytime
     .  Season Pass
     .  See it, want it, get it
     .  The New Face of Television
     .  The way TV is meant to be
     .  Thumbs Down (logo and text)
     .  Thumbs Up (logo and text)
     .  TiVo Central
     .  TiVo (logo, name and character)
     .  TiVolution
     .  What you want, when you want it
     .  You run the shows

     These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, TiVo has international trademark applications pending for its TiVo logo. TiVo has licensed the use of its name and logo to some of its strategic partners. See "Factors That May Affect Future Operating Results --
Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights."

Recent Developments

     On January 6, 2000, TiVo and DIRECTV announced a new integrated device that would deliver DIRECTV's television programming and the TiVo Service, and store up to 30 hours of recorded programming.

     On January 7, 2000, TiVo formed an alliance with Blockbuster, Inc. to deliver an entertainment service through the TiVo Service that would allow TiVo subscribers to obtain a selection of movies for viewing through their personal video recorders. The alliance includes cross-promotional opportunities that TiVo believes will benefit each company's customers.

     On January 6, 2000, TiVo agreed to license and incorporate Liberate Technologies'("Liberate") TV Navigator software into future versions of TiVo's personal television reference platform, thus integrating Liberate's platform for interactive TV with the TiVo Service. Additionally, this license agreement allows America Online, Inc. to partner with TiVo to enhance AOLTV.

     On February 29, 2000, TiVo formed an exclusive alliance with British Sky Broadcasting Group PLC ("BSkyB") to introduce the personal television service in the United Kingdom. Under this agreement TiVo and BSkyB will co-brand and co-market the sale of personal video recorders in the United Kingdom.

Employees

     At December 31, 1999, we employed a total of 181 employees, including 28 in service operations, 82 in research and development, 37 in sales and marketing and 34 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 31, 1999, we employed 17 such persons. We intend to hire additional personnel during the next twelve months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Executive Officers and Key Employees:

     Our executive officers and key employees and their ages are as follows:

                    Name                           Age                               Position
                    ----                           ---                               --------

Executive Officers

     Michael Ramsay..........................          50   Chairman of the Board, Chief Executive Officer and
                                                                President
     James Barton............................          42   Sr. Vice President of Research and Development, Chief
                                                                Technical Officer
     David H. Courtney.......................          41   Sr. Vice President of Finance and Chief Financial Officer

Key Employees

     Susan Cashen............................          39   Vice President of Corporate Communications
     Ta-Wei Chien............................          45   Sr. Vice President of Engineering and Operations
     Morgan P. Guenther......................          46   Vice President of Business Development
     Stacy Jolna.............................          48   Vice President of Programming and Media Relations
     Brodie Keast............................          44   Vice President of Sales and Marketing
     Michael A. Mutz.........................          48   Vice President of Sales
     Karrin Nicol............................          40   Vice President of Human Resources
     Mark A. Roberts.........................          39   Vice President of Information Technology and Chief
                                                               Information Officer
     Robert P. Vallone.......................          42   Vice President of Service Operations and Customer Service

     Michael Ramsay is a co-founder of TiVo and has served as TiVo's Chairman of the Board of Directors, Chief Executive Officer and President since its inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for SGI, a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of SGI focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of SGI's Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland.

     James Barton is a co-founder of TiVo and has served as TiVo's Vice President of Research and Development, Chief Technical Officer and Director since its inception. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of SGI and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of SGI. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

     David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Sr. Vice President of Finance and Chief Financial Officer. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm's high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a Director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

     Susan Cashen joined TiVo in March 2000 as Vice President of Corporate Communications. From November 1994 to March 2000, Ms. Cashen was employed at Blanc & Otus, a leading technology public relations firm based in San Francisco, California and most recently served as Senior Vice President and Partner from March 1999 to March 2000. Prior to joining Blanc & Otus, Ms. Cashen managed her own consulting practice. Ms. Cashen holds a B.A. degree in Russian Studies from Hamilton College.

     Ta-Wei Chien has served as Vice President of Engineering and Operations since February 1998 and is currently Sr. Vice President of Engineering and Operations. From December 1996 to February 1998, Mr. Chien served as Vice President of Engineering in the Desktop Workstations group at SGI, where he managed engineering projects for desktop workstations. From April 1991 to December 1996, Mr. Chien was a director of digital media and VLSI engineering at SGI. Mr. Chien holds a B.S. degree in Electrical Engineering from National Taiwan University and an M.S. degree in Electrical Engineering from the University of California, Los Angeles.

     Morgan P. Guenther has served as Vice President of Business Development since June 1999. From March 1998 to June 1999, Mr. Guenther was a partner of the law firm of Paul, Hastings, Janofsky & Walker LLP. From 1990 to March 1998, Mr. Guenther was a partner of the law firm of Farella Braun & Martel. Mr. Guenther also serves on the board of directors of Tier Technologies, Inc., an information technology consulting company. Mr. Guenther holds J.D. and B.A. degrees from the University of Colorado and an M.B.A.degree from the University of San Francisco.

     Stacy Jolna has served as Vice President of Programming and Media Relations since May 1998. Prior to joining TiVo, Mr. Jolna had served as a Vice President at WebTV Networks Inc., an Internet services company and subsidiary of Microsoft Corp., since May 1997. From December 1981 to February 1996, Mr. Jolna was employed by Cable News Network, most recently serving as a Vice President. Mr. Jolna holds a B.S. degree from State University of New York and an M.S. degree in Journalism from Boston University.

     Brodie Keast joined TiVo in December 1999 as Vice President of Sales and Marketing. Prior to joining TiVo, Mr. Keast was employed with Quantum Corporation from 1996 through 1999; most recently serving as Vice

President and General Manager for Quantum's DLT Tape Division. Prior to joining Quantum, he spent ten years at Apple Computer where he held a number of executive marketing positions. Mr. Keast holds a B.S. degree in Computer Science from California State University, Chico.

     Michael A. Mutz has served as Vice President of Sales since June 1999. Prior to joining TiVo, Mr. Mutz served as Vice President of Operations at U.S. Cellular Corporation, a wireless services provider, since January 1995. From 1983 to December 1994, Mr. Mutz was employed with AT&T Corporation. Mr. Mutz holds a B.S. degree in Electrical Engineering from the United States Military Academy and a Master of Management degree from J.L. Kellogg Graduate School of Management.

     Karrin Nicol joined TiVo in July 1999 as Vice President of Human Resources. From 1987 to 1999, Ms. Nicol was employed with SGI, most recently as Director of Human Resources. Prior to that, Ms. Nicol served in various positions at Fairchild Semiconductor Corporation. Ms. Nicol holds a B.S. degree in Food and Nutrition from California State University, Chico and a Masters in Human Resources and Organizational Development from University of San Francisco.

     Mark A. Roberts has served as Chief Information Officer since March 1999 and Vice President of Information Technology since July 1999. Prior to joining TiVo, he served as Vice President of Information Technology at Acuson Corporation, a medical ultrasound company, from March 1996 to March 1999. From July 1990 to March 1996, Mr. Roberts was Director of Information Systems at SGI. Mr. Roberts holds a B.S. degree in Economics from Santa Clara University.

     Robert P. Vallone has served as Vice President of Service Operations and Customer Service since March 1999. From November 1998 to April 1999, Mr. Vallone served as Director of Operations for TiVo. Prior to joining TiVo, Mr. Vallone served as Director of Engineering at SGI since October 1993. Mr. Vallone holds a B.S.degree in Experimental Psychology from Cornell University.

ITEM 2.  PROPERTIES

     In March 2000, TiVo moved its corporate headquarters, which houses its administrative, sales and marketing, customer service and product development activities, to a leased facility at 2160 Gold Street, PO Box 649101, San Jose, California 95164-9101. TiVo believes that its new corporate facilities of approximately 127,000 square feet, will be adequate to meet its office space needs for the next several years. The lease for this space expires in 2007.

ITEM 3.  LEGAL PROCEEDINGS

     PhoneTel Communications. On January 6, 2000, a suit was filed against TiVo by PhoneTel Communications, Inc. ("PhoneTel") in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of a patent held by PhoneTel. The suit seeks unspecified monetary damages as well as an injunction against TiVo's operations. It also seeks attorneys' fees and costs. TiVo believes that it has meritorious defenses against this suit and intends to vigorously defend itself. TiVo could be forced to incur material expenses during this defense, and in the event it were to lose this suit, its business would be harmed.

     StarSight Telecast. On January 18, 2000, a suit was filed against TiVo by StarSight Telecast Inc, a subsidiary of Gemstar International Group Limited ("StarSight"), in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of a patent held by StarSight. The suit seeks unspecified monetary damages as well as an injunction against TiVo's operations. It also seeks attorneys' fees and costs. TiVo believes that it has meritorious defenses against this suit and intends to vigorously defend itself. TiVo could be forced to incur material expenses during this defense, and in the event it were to lose this suit its business would be harmed. See "Factors that May Affect Future Operating Results --Intellectual property claims against us can be costly and could result in the loss of significant rights."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Equity

     TiVo's common stock is traded on the National Association of Securities Dealers Automated Quote system, ("NASDAQ") under the symbol "TIVO". The number of record holders of the Company's common stock as of March 15, 2000 was approximately 212.

     The following table sets forth, for the periods indicated, the high and low per-share closing prices for TiVo's common stock as reported by the NASDAQ National Market:

                       Fiscal Year 2000                                High           Low
                       ----------------                                -----          ---
      First Quarter through March 15, 2000                             $71.50         $30.50

                       Fiscal Year 1999
                       ----------------
      Fourth Quarter ended December 31, 1999                           $51.00         $25.13
      Third Quarter ended September 30, 1999                           $29.94         $29.94

     On March 15, 2000, the per-share closing price as reported by the NASDAQ National Market for TiVo's common stock was $36.00 per share.

Dividend Policy

     The Company expects to continue its current policy of paying no cash dividends to holders of common stock for the foreseeable future.

Recent Sales of Unregistered Securities

     None.

Transfer Agent and Registrar

     The Transfer Agent and Registrar for TiVo's common stock is Norwest Bank Minnesota, N.A. Their address is 161 North Concord Exchange, PO Box 738, South St. Paul, Minnesota 55075-0738, and their telephone number is 1-800-767-3330.

Item 6.  Selected Financial Data

     The following selected financial data as of and for the years ended December 31, 1999 and December 31, 1998 and for the period from August 4, 1997 (Inception) to December 31, 1997 have been derived from and are qualified by reference to, our financial statements audited by Arthur Andersen LLP, independent accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

     The data set forth below (in thousands, except for per share data) are qualified by reference to, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                                  Year Ended               Year Ended      Period From August 4,
                                                                 December 31,             December 31,     1997 (Inception), to
                                                                    1999                     1998             December 31, 1997
                                                               --------------             ------------   -------------------------
Statement of Operations Data:                                        (in thousands, except per-share data)
     Subscription revenues..............................        $     223                 $     --              $    --
     Costs and expenses
        Cost of services................................           (4,067)                      --                   --
        Research and development........................           (9,727)                  (5,614)                (356)
        Sales and marketing.............................          (24,502)                  (1,277)                 (28)
        Sales and marketing-related parties.............          (15,172)                      --                   --
        General and administrative......................           (7,027)                  (2,946)                (241)
        Stock-based compensation........................           (1,530)                      --                   --
        Other operating expense, net....................           (7,210)                      --                   --
                                                               --------------             ------------   -------------------------
     Loss from operations...............................          (69,012)                  (9,837)                (625)
                                                               --------------             ------------   -------------------------
        Interest income.................................            2,913                      136                   49
        Interest expense and other......................             (466)                     (20)                 (19)
                                                               --------------             ------------   -------------------------
     Net loss...........................................        $ (66,565)                $ (9,721)             $  (595)
                                                               ==============             ============   =========================
     Net loss per share
        Basic and diluted...............................        $   (5.49)                $  (3.25)             $ (0.20)
        Weighted average shares.........................           12,129                    2,990                2,917

                                                                    As of December 31,
                                                         --------------------------------------
                                                               1999                    1998
                                                         --------------            ------------
Balance Sheet Data:                                                   (in thousands)
     Cash and cash equivalents..........................       $139,687                 $2,248
     Working capital....................................        130,327                  1,329
     Total assets.......................................        152,842                  3,543
     Long-term portion of obligations
          under capital lease...........................          1,141                     --
     Total stockholders' equity.........................        133,247                  2,121

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included in Item 8 of this Form 10-K.

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Overview

     We were incorporated in August 1997, as a Delaware corporation and are currently located in San Jose, California. The TiVo Service is a subscription-based television service that provides viewers with greater control, easier navigation and a wider range of viewing options when watching television. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a personal video recorder designed and developed by TiVo.

     We have generated a limited amount of revenues to date and expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. In particular, we expect our sales and marketing expenses to increase significantly as personal video recorders gain market acceptance in the retail channel with the consumer and as we establish the TiVo brand and attract subscribers. We launched the personal video recorder and service into the retail channel in the second half of 1999. We incurred losses of $66.6 million in 1999 and we expect to continue to incur losses for the foreseeable future.

     We currently generate revenues from subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. The current price for a monthly subscription to the TiVo Service is $9.95 per month, an annual subscription is $99.00 per year and a lifetime subscription is $199.00. A lifetime subscription allows access to the TiVo Service for the life of the personal video recorder. Subscription fees are paid by the viewer when activating the TiVo Service. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period.

     We began selling personal video recorders and subscriptions to the TiVo Service on March 31, 1999. We transitioned manufacturing to Philips, our manufacturing partner, in the fourth quarter of 1999. The sales of personal video recorders in 1999 were not expected to be recurring for TiVo, and were therefore considered incidental to our business. The sales less the cost of sales for the personal video recorders sold directly by TiVo for the year ended December 31, 1999 were recorded as "other operating expense, net."

     Since the TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscriptions during the holiday shopping season

     We anticipate that the sources of our revenues will change over time. In the future, we may generate revenue from other sources such as:

            .  advertising shown on the TiVo Service;
            .  revenues from networks; and
            .  electronic commerce or couch commerce.

     We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. If we reduce our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

     We have agreed to make monthly, formula-based payments to Quantum, Philips, and DIRECTV in exchange for key activities and results. Quantum provided us a discount payment for hard disk drives purchased by our manufacturing partners for use in the personal video recorder from Quantum. We have agreed to pay to Philips a per-unit subsidy for each personal video recorder that they manufacture and sell. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service enabled by the personal video recorder. The amount of the payments can vary depending on Philips' manufacturing costs and selling prices. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service. Subsidy payments are renegotiated on an annual basis. We pay DIRECTV a revenue share for our subscription revenues generated from DIRECTV subscribers in exchange for DIRECTV's marketing efforts. Payments made to our strategic partners in exchange for these services are recognized as "sales and marketing expenses--related parties."

     In the past, we have issued stock in exchange for services to our strategic partners. For example, we issued shares of our common stock to DIRECTV in exchange for marketing support and a note which will be reduced as bandwidth capacity is made available to TiVo on DIRECTV's satellite television system. We also issued warrants, which were exercised for shares of our common stock to Quantum in exchange for a discount on hard disk drives used in the personal video recorders that enable the TiVo Service. We recorded prepaid marketing expenses resulting from the issuance of this equity to DIRECTV and Quantum. These prepaid marketing expenses are amortized as services are provided to us and charged to "sales and marketing expenses--related parties."

     Prior to our initial public offering, we granted stock options to employees, consultants and directors at prices that were less than the estimated fair value of our common stock at the date of grant. We recorded deferred compensation related to these options, which is amortized over the vesting period of each option as "stock-based compensation."

Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 and the period from August 4, 1997 (Inception) to December 31, 1997.

     Subscription revenues. Subscription revenues for the year ended December 31, 1999 were $223,000, compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. The increase is attributable to customer subscriptions to the TiVo Service, which began in March 1999. As of December 31, 1999, we had approximately 18,000 subscribers.

     Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended December 31, 1999 was $4.1 million compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. This increase was primarily attributable to the hiring of content programming and service operation personnel and establishing a customer call center in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service. Additionally, as subscribers increased there were other variable costs, such as telephone charges that increased.

     Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended December 31, 1999 were $9.7 million compared to $5.6 million for the year ended December 31, 1998 and $356,000 for the period from August 4, 1997 (Inception) to December 31, 1997. The increase was primarily attributable to the hiring of additional engineering personnel and costs related to the improvement and addition of features and functionality of current products as well as the design of new platforms.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended December 31, 1999 were $24.5 million compared to $1.3 million for the year ended December 31, 1998 and $28,000 for the period from August 4, 1997 (Inception) to December 31, 1997. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service, which began with the retail launch in the third quarter of 1999.

     Sales and marketing--related parties. Sales and marketing--related parties consist of cash and non-cash charges related primarily to agreements with DIRECTV, Philips, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in the Company. Sales and marketing--related parties for the year ended December 31, 1999 was $15.2 million compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. The increase in sales and marketing--related parties expenses is attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service, which began in March 1999.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs, and professional fees. General and administrative expenses for the year ended December 31, 1999 were $7.0 million compared to $2.9 million for the year ended December 31, 1998 and $241,000 for the period from August 4, 1997 (Inception) to December 31, 1997. The increase was primarily attributable to the hiring of additional personnel and related expenses and the costs of establishing Information Services and Service Operations departments, which did not exist during the year ended December 31, 1998 or prior.

     Stock-based compensation. During 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $1.5 million for the year ended December 31, 1999, zero for the year ended
December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997.

     Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the year ended December 31, 1999, other operating expenses, net was $7.2 million compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and are therefore considered incidental to our business and as such have been classified as other operating expense, net.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $2.9 million for the year ended December 31, 1999 compared to $136,000 for the year ended December 31, 1998 and $49,000 for the period from August 4, 1997 (Inception) to December 31, 1997, as cash balances have increased.

     Interest expense and other. Interest expense and other was $466,000 for the year ended December 31, 1999. This includes amortization of the value assigned primarily to the Comdisco and convertible debt warrants of $432,000 and interest expense of $34,000 resulting from borrowings under the capital lease obligation. For the year ended December 31, 1998 and the period from August 4, 1997 (Inception) to December 31, 1997, interest expense and other was $20,000 and $19,000, respectively.

Quarterly Results of Operations

     The following table represents certain unaudited statement of operations data for our eight most recent quarters ended December 31, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. The three months ended March 31, 1999, June 30, 1999 and September 30, 1999 have been reclassified in order to conform to 1998 and current quarter classifications.

                                                                     Three Months Ended
                        ----------------------------------------------------------------------------------------------------
                                 March 31,          June 30,           September 30,     December 31,         March 31,
                                  1998              1998                  1998              1998               1999
                        ----------------------------------------------------------------------------------------------------
                                                                 (unaudited,  in thousands)
Subscription revenues..          $    --          $    --               $    --             $    --           $    --

Costs and expenses
Cost of services.......               --               --                    --                  --              (689)
Research and
 development...........             (793)          (1,016)               (1,659)             (2,146)           (1,596)
Sales and
 marketing..............            (134)            (222)                 (354)               (567)           (2,168)
Sales and
 marketing--related
 parties...............               --               --                    --                  --                --
General and
 administrative........             (293)            (610)                 (706)             (1,337)           (1,125)
Stock-based
 compensation..........               --               --                    --                  --                --
Other operating
 expense, net..........               --               --                    --                  --                12
                                --------        ---------            ----------           ---------          --------
Loss from operations...           (1,220)          (1,848)               (2,719)             (4,050)           (5,566)
Interest income........               18               17                    46                  55                53
Interest expense and
 other.................               (2)             (11)                   (7)                 --                (2)
                                --------         --------            ----------            --------          --------
Net loss...............          $(1,204)         $(1,842)              $(2,680)            $(3,995)          $(5,515)
                                ========         ========            ==========            ========          ========
                                               Three Months Ended
                           -----------------------------------------------------------
                                   June 30,          September 30,     December 31,
                                    1999                1999              1999
                           -----------------------------------------------------------
                                           (unaudited,  in thousands)
Subscription revenues..          $     8              $     33             $    182

Costs and expenses
Cost of services.......             (636)                 (749)              (1,993)
Research and
 development...........           (1,859)               (2,327)              (3,945)
Sales and
 marketing..............          (1,847)               (5,323)             (15,164)
Sales and
 marketing--related
 parties...............             (382)               (4,946)              (9,844)
General and
 administrative........           (1,057)               (1,757)              (3,088)
Stock-based
 compensation..........             (187)                 (501)                (842)
Other operating
 expense, net..........             (201)               (4,808)              (2,213)
                              ----------              --------             --------
Loss from operations...           (6,161)              (20,378)             (36,907)
Interest income........              224                   614                2,022
Interest expense and
 other.................             (176)                 (281)                  (7)
                              ----------              --------             --------
Net loss...............          $(6,113)             $(20,045)            $(34,892)
                              ==========              ========             ========

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

Liquidity and Capital Resources

     From inception through December 31, 1999, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At December 31, 1999, we had $139.7 million of cash and cash equivalents and $6.2 million of short-term investments. As of December 31, 1998, we had $2.2 million of cash and cash equivalents and $164,000 of short-term investments. The expansion of our business will require significant additional capital to fund operations, capital expenditures and working capital needs. Accordingly, we may choose to raise additional capital through debt or equity financing prior to the end of 2000.

     Net cash used in operating activities was $35.9 million for the year ended December 31, 1999. During the year ended December 31, 1999, we began providing the TiVo Service, incurring a net loss of $66.6 million. Uses of cash from operating activities also included an increase in prepaid expenses and other of $2.5 million and an increase in accounts receivable of $337,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accounts payable of $8.1 million, an increase in accrued liabilities of $4.1 million, an increase in accrued marketing--related parties of $2.3 million, an increase in deferred revenue of $2.3 million and a decrease in inventories of $120,000.

     Net cash used in investing activities was $9.9 million for the year ended December 31, 1999. Net cash used in investing activities during the year ended December 31, 1999 included $6.0 million to purchase short-term investments and $3.9 million for the acquisition of property and equipment.

     Net cash provided by financing activities was $183.3 million for the year ended December 31, 1999. Of this amount, $90.6 million was received from the issuance of Series D, E, F, G, H, I and J preferred stock to several investors, including Vulcan Ventures Incorporated, Showtime Networks, Inc., DIRECTV, NBC Multimedia, Inc., Philips Corporate External Ventures B.V., Advance/Newhouse, CBS Corporation, Comcast Interactive, Cox Communication, Discovery Communications, Liberty Media Corporation, TV Guide Interactive, The Walt Disney Company (through its wholly owned subsidiary Catalyst Investments L.L.C.), America Online, Inc. and Sony Corporation of America, Inc. Additionally, we received $90.3 million in proceeds from the issuance of common stock through our initial public offering, net of issuance costs. We obtained $1.8 million of financing through a capital lease and $1.2 million from the issuance of common stock for stock options exercised. Cash was used to offset a bank overdraft of $442,000 during the period and was used to repurchase unvested common stock options, which had been exercised for $28,000.

     In December 1997, we established a $750,000 line of credit with a financial institution, which expired on August 15, 1999. The line was partially utilized to secure a letter of credit in the amount of $600,000, which expired in July 1999. No amounts were outstanding at December 31, 1999 and December 31, 1998.

     Net cash used in operating activities was $8.8 million for the year ended December 31, 1998 and $494,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Net cash used during these periods was primarily a result of the research and development, sales and marketing and general and administrative expenses to support the development of the TiVo Service and the personal video recorder that enables the TiVo Service.

     Net cash used in investing activities was $817,000 for the year ended December 31, 1998 and $396,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Net cash used during these periods was for the acquisition of property and the purchase of short-term investments.

     Net cash provided by financing activities was $9.8 million for the year ended December 31, 1998. This financing was received primarily from the issuance of $9.2 million of Series B and C preferred stock to New Enterprise Associates, Institutional Venture Partners, Comdisco, Odyssey and other private and institutional investors and the issuance of $132,000 of common stock. Additionally, we obtained financing through a bank overdraft of $442,000. Net cash provided by financing activities was $3.0 million for the period from August 4, 1997 (Inception) to December 31, 1997. This financing was received primarily from the issuance of Series A preferred stock to several investors, including entities affiliated with New Enterprise Associates and Institutional Venture Partners.

     We have commitments for future lease payments under facilities operating leases of $20.5 million and obligations under capital leases of $1.8 million as of December 31, 1999. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

     On April 8, 1999, we entered into a secured convertible debenture purchase agreement with New Enterprise Associates VII, L.P., Institutional Ventures VII, L.P. and two other stockholders. In connection with the agreement, we issued warrants. The value assigned to these warrants has been fully amortized as of December 31, 1999. As of December 31, 1999, we had no outstanding amounts under this agreement. All of the warrants issued under the terms of this agreement were exercised at the completion of our initial public offering.

     Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

       .  to subsidize the sale of personal video recorders;
       . to hire and expand our engineering, sales and marketing and customer support organizations;
       .  to expand into the European market;
       .  for a new facility; and

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

     In addition, in order to meet long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See "Factors That May Affect Future Operating Results-If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed."

Impact of Inflation

     We believe that inflation has not had a significant impact on our operating results.

Year 2000 Issue

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs would not properly recognize the year format. This could result in major system failures or miscalculations that could disrupt our business. We formulated a year 2000 plan to assess and address any year 2000 issues and created a year 2000 task force headed by our chief information officer to implement the plan. This plan was implemented and we did not experience any problems due to year 2000 issues at the turn of the year.

     State of Readiness. We use an internal calendar in both the personal video recorder and the TiVo broadcast service center. The personal video recorder uses an internal calendar for recording shows as well as to dial into the TiVo broadcast service center for nightly downloads of program guide data and other content. The TiVo broadcast service center uses a calendar to distribute program guide data and content. The TiVo Service and the personal video recorder that enables the TiVo Service were tested for year 2000 compliance and, at this time, there are no known issues nor did we experience any problems at the turn of the year.

     We completed an initial assessment of the criticality of our suppliers' technology being year 2000 compliant. We tested the year 2000 compliance of any vendors' and suppliers' interfaces that have a high impact on our business. Those third-party interfaces with moderate impact on our business were assessed by reviewing these third parties' web sites or by requesting a letter from such parties to prove compliance. We did not conduct further investigation on those third-party technologies that have a low impact on our business other than reviewing these parties' web sites.

     As we added strategic partners, we inquired as to the year 2000 compliance of their systems. To date, all critical partners we are working with have indicated that their systems are year 2000 compliant. We have not required any formal paperwork from, or conducted any tests with, these partners. We did not experience any problems at the turn of the year due to our partners' systems.

     We completed an assessment of our information technology systems, which includes, but is not limited to, hardware and software required to support our broadcast service center as well as our internal business systems. We also assessed our non-information technology systems, which included facility date sensitive systems. Most information technology systems were purchased in the last nine months. Year 2000 compliance was a major part of the selection criteria. Our assessment included the following steps:

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

     We completed our year 2000 assessment in September 1999 and completed interface testing and remediation prior to the end of 1999. We are not aware of any year 2000 issues that have not yet surfaced or that would have a material effect on our business, nor did we experience any problems at the turn of the year.

     Costs. As of December 31, 1999, we had incurred costs of approximately $35,000, in connection with identifying, evaluating and addressing year 2000 compliance issues. All of the expenses have related to operating costs associated with time spent by our employees in the evaluation process and some charges related to upgrades identified during our vendor communications or testing.

     Risks. Our ongoing attention to year 2000 issues may identify material non-compliance issues with the TiVo Service or the personal video recorder, our informational technology systems or the systems of our partners or suppliers.
We may not be able to successfully resolve these issues, or it may be costly to do so. In addition, we cannot assure you that governmental agencies, utility companies, third-party service providers and others outside of our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure, which could prevent us from delivering upgrades and regular downloads to the personal video recorders that enable the TiVo Service or otherwise impact the functionality of the personal video recorder. Any of these occurrences would have a material adverse effect on our business.

     Contingency Plans. The results of our assessment and testing were taken into account in determining the nature and extent of our contingency plans.

     Year 2000 issues that impair the delivery of the TiVo Service have been addressed via software upgrades to the TiVo broadcast service center and/or the personal video recorder via the nightly download of data over the telephone line. Up to 12 days of program guide data can be stored on the personal video recorder. The program guide data related to the 12th day into the future is downloaded onto the personal video recorder every night. If a year 2000 issue prevents this nightly download of program guide data, there would still be up to 12 days of program guide data on the personal video recorder at that point in time. Each day a download does not arrive, however, there would be one less day the subscriber could record in the future. After the 12th day following a year 2000 issue that impacts these nightly downloads, the personal video recorder could only be used in "non-service mode" until a software fix could be downloaded. In non-service mode, a subscriber could still use the pause, rewind and fast forward features, but could only record programs by manually programming the channel and time into the personal video recorder.

     If the personal video recorder's downloading process malfunctioned due to a year 2000 issue, or if software downloads were unable to remedy the problem, the personal video recorder would have to be returned and repaired either by TiVo or our manufacturing partners.

     To address potential facility-related year 2000 issues on our most critical systems, we moved the TiVo broadcast service center into co-location at UUnet in November 1999. The UUnet co-location is equipped with generators that can provide several weeks of back-up power.

Factors that May Affect Future Operating Results

     In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

  We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

     We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. During the year ended December 31, 1999, we recognized subscription revenues of $223,000. As of December 31, 1999, we had an accumulated deficit of $76.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

  Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

     We were incorporated in August 1997 and have been obtaining subscribers and selling personal video recorders only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of December 31, 1999, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

  If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

     Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of 1999. We will rely principally on our consumer electronics partners, such as Philips and Sony to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV to market, sell and support the TiVo Service to DIRECTV subscribers. The ongoing marketing campaign requires, among other things, that we:

   . educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;
   . commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and
   . coordinate our own sales, marketing and support activities with those of Philips, DIRECTV and other strategic partners.

     We or our strategic partners may not achieve any or all of these objectives. In addition, consumers may perceive the TiVo Service and related personal video recorder as too expensive or complex and our marketing campaign may not effectively attract new subscribers. Because of competitive offerings or changing preferences, consumers may delay or decline the purchase of the TiVo Service and related personal video recorder. All of these events would reduce consumer demand and market acceptance, diminish our brand and impair our ability to attract subscribers to the TiVo Service.

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

     In addition, we face the following risks in relying on these third parties:

     If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into agreements with Philips and Sony to manufacture and distribute the personal video recorders that enable the TiVo Service. We have transitioned manufacturing of the personal video recorder from our third-party contract manufacturer to Philips, who assumed manufacturing responsibility in the fourth quarter of 1999. However, we have no minimum volume commitments from Philips, Sony or any other manufacturer. The ability of our manufacturing partners to reach sufficient production volume of the personal video recorder to satisfy anticipated demand, is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo
Service.   Delays and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

     If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services. Our manufacturing partners distribute the personal video recorder that enables the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support the personal video recorder and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support the personal video recorder and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorder and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

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

     In addition to the above, we have several sole suppliers for key components of our products currently under development.

     We cannot be sure that alternative sources for key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms. If our agreements or our manufacturing partners' agreements with Quantum, NEC, Sony or Tribune Media Services were to terminate or expire, or if we or our manufacturing partners were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

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

     We need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, financial, administrative and customer support personnel. Competition for such employees is intense, especially for engineers in the San Francisco Bay Area, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain and manage required personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

     Any inability of our systems to accommodate our expected subscriber growth may cause service interruptions or delay our introduction of new services. We internally developed many of the systems we use to provide the TiVo Service and perform other processing functions. The ability of these systems to scale as we rapidly add new subscribers is unproven. We must continually improve these systems to accommodate subscriber growth and add features and functionality to the TiVo Service. Our inability to add software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services.

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

     We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our billing and reporting. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we expect to replace our accounting and billing system in 2000. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely impact our relationships with subscribers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could also result in errors in our financial and other reporting.

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

     In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscribers to the TiVo Service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers to develop products and services in these areas. We may not be able to effectively work with these parties to develop products that generate revenues that are sufficient to justify their costs. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscribers and strategic partners will seriously harm our ability to support new services and develop new revenue streams.

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

     The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

     Internet-related companies and companies offering similar products and services. We are likely to face intense direct competition from companies such as WebTV Networks Inc., ReplayTV, Inc. and X-TV. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service's functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to WebTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV recently formed an alliance with America Online. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

     Established competitors in the consumer electronics market. We compete with consumer electronic products in the television and home entertainment industry. The television and home entertainment industry is characterized by rapid technological innovation, a small number of dominant manufacturers and intense price competition. As a new product category, personal television enters a market that is crowded with several established products and services. The competition for consumer spending in the television and home entertainment market is intense, and our products and services will compete with:

     .  satellite television systems;
     .  video on demand services;
     .  digital video disc players; and
     .  laser disc players.

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

     Established competition for advertising budgets. Personal television, in general, and TiVo, specifically, also compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. If advertisers do not perceive personal television as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo Service.

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

     We have detected and may continue to detect errors and product defects. These problems can affect system uptime, result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo Service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the personal video recorders and the TiVo Service.

  Intellectual property claims against us can be costly and could result in the loss of significant rights.

     From time to time, we may be subject to intellectual property litigation, which could:

      .  be time-consuming and expensive;
      . divert management's attention and resources away from our business; . cause delays in product delivery and new service introduction;
      . cause the cancellation of new products or services; or . require us to pay significant royalties or licensing fees.

     The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right or our inability to design around an asserted patent or other right could cause our manufacturing partners to cease manufacturing the personal video recorder or us to cease providing our service, or both, which would eliminate our ability to generate revenues.

     On January 6, 2000, PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging that the TiVo Service violates a patent held by PhoneTel. The lawsuit seeks unspecified monetary damages as well as an injunction against our operations.
It also seeks attorneys' fees and costs.   We could be forced to incur material
expenses to defend this suit, and in the event that we were to lose this lawsuit our business would be harmed.

     On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that the TiVo Service violates a patent held by StarSight. This lawsuit also seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys' fees and costs. To defend this lawsuit, we could be forced to incur material expenses. Additionally, in the event that we were to lose this lawsuit our business would be harmed.

     In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the personal television industry. These organizations or individual media companies may attempt to require companies in the personal television industry to obtain copyright or other licenses. A number of articles have appeared in the press regarding the formation of a consortium of broadcast and cable television networks called the Advanced Television Copyright Coalition. Some of those articles have indicated that the coalition is prepared to support litigation and to explore legislative solutions unless the members of the personal television industry agree to obtain license agreements for use of the companies' programming. We have received letters from Time Warner Inc. and Fox Television stating that these entities believe our personal television service exploits copyrighted networks and programs without the necessary licenses and business arrangements. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs and adversely affect our business.

  Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights.

     Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo Service and its features and functionality. To date, none of these patents has been granted, and we cannot assure you that any patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.

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

  We need to safeguard the security and privacy of our subscribers' confidential data, and any inability to do so may harm our reputation and brand and expose us to legal action.

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

     Many computer programs have been written using two digits rather than four to define the applicable year. This posed a problem at the end of the century because these computer programs do not properly recognize the year. Although there was no interruption of our systems or other problems related to Year 2000 issues at the turn of the year, there may still be Year 2000 related problems during the year caused by systems that have not yet been triggered by the Year 2000 date. This could result in major system failures or miscalculations that would disrupt our business.

     We completed our year 2000 assessment in September 1999 and completed interface testing and remediation in December 1999. We are not aware of any year 2000 issues, at this time, that would have a material effect on our business. Our assessment, however, may not have identified material non-compliance issues with the TiVo Service or the personal video recorder, our information technology systems or the systems of our partners or suppliers. If present, we may not be able to successfully resolve these issues, or it may be costly to do so. In addition, we cannot assure you that governmental agencies, utility companies, third-party service providers and others outside of our control will be year 2000 compliant. Such entities' failure to be year 2000 compliant throughout the year 2000 could result in a systemic failure beyond our control. For example, a prolonged telecommunications or electrical failure, due to equipment being shut down if maintenance is not performed by a specific date during the year 2000, could prevent us from delivering upgrades and regular downloads to the personal video recorders that enable the TiVo Service and could adversely impact the functionality of the personal video recorder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

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

  Seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock.

     Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year.
Although predicting consumer demand for our products is very difficult, we believe that sales of personal video recorders and new subscriptions to the TiVo Service will be disproportionately high during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

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

     We have agreements with our consumer electronic manufacturing partners to manufacture the personal video recorder that enables the TiVo Service. Philips began manufacturing the personal video recorders in the fourth quarter of 1999. We have agreed to pay our manufacturing partners a per-unit subsidy for each personal video recorder that they manufacture and sell. A portion of the subsidy amount is paid when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturing partners are unable to manufacture the personal video recorders at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. We are obligated to pay a portion of the subsidy when the personal video recorder is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service.

  The lifetime subscriptions to the TiVo Service that we currently offer commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs.

     We currently offer lifetime subscriptions that commit us to provide service for as long as the subscription to the TiVo Service is active for the personal video recorder. We receive the lifetime subscription fee for the TiVo Service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the personal video recorder. If these lifetime subscribers use the personal video recorder for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources.

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

     Several members of our executive management team were hired in 1999, including our Chief Financial Officer and Sr. Vice President of Finance, our Vice President of Business Development, our Vice President of Human Resources, our Vice President of Sales, our Vice President of Information Technology and Chief Information Officer, and our Vice President of Sales and Marketing. Our Vice President of Corporate Communications was hired in March 2000. These individuals do not have significant experience working with the other members of our management team, and therefore may require time to adequately familiarize themselves with the nature of our business and operations. We cannot assure you that these individuals will be able to successfully work together or manage any growth we may experience. The process of integrating these individuals into our management team may detract from the operation of our business.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year.

     We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

     The table below presents principal amounts and related weighted average interest rates as of December 31, 1999 for our cash and cash equivalents and our investment portfolio. All amounts mature in fiscal year 2000.


  Cash and cash equivalents...............................        $139,687,000
     Average interest rate................................                5.80%

  Short-term investments..................................        $  6,168,000
     Average interest rate................................                6.22%

     Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

     The Company's financial statements and notes thereto appear on pages 39 to 55 of this Form 10-K.

                      Index to Financial Statements
        Report of Independent Public Accountants...   39
        Balance Sheets.............................   40
        Statements of Operations...................   41
        Statements of Stockholders' Equity.........   42
        Statements of Cash Flows...................   44
        Notes to Financial Statements..............   45


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of TiVo Inc.:

     We have audited the accompanying balance sheets of TiVo Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from August 4, 1997 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from August 4, 1997 (Inception) to December 31, 1997 in conformity with generally accepted accounting principles.



                                    /s/ ARTHUR ANDERSEN LLP

San Francisco, California
January 17, 2000















         The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                             ------------------------------
                                                                                 1999            1998
                                                                             ------------    --------------
                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents...............................................    $139,687,000    $  2,248,000
 Short-term investments..................................................       6,168,000         164,000
 Accounts receivable.....................................................         127,000              --
 Accounts receivable from related parties................................         210,000              --
 Inventories.............................................................              --         120,000
 Prepaid expenses and other..............................................       2,589,000         219,000
                                                                             ------------    ------------
  Total current assets...................................................     148,781,000       2,751,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $831,000 and
 $170,000 as of December 31, 1999 and 1998, respectively.................       4,061,000         792,000
                                                                             ------------    ------------
       Total assets......................................................    $152,842,000    $  3,543,000
                                                                             ============    ============
                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
LIABILITIES
 Bank overdraft..........................................................    $         --    $    442,000
 Accounts payable........................................................       8,432,000         305,000
 Accrued liabilities.....................................................       4,778,000         675,000
 Accrued marketing-related parties.......................................       2,349,000              --
 Deferred revenue........................................................       2,271,000              --
 Current portion of obligations under capital lease......................         624,000              --
                                                                             ------------    ------------
  Total current liabilities..............................................      18,454,000       1,422,000
 Long-term portion of obligations under capital lease....................       1,141,000              --
                                                                             ------------    ------------
       Total liabilities.................................................      19,595,000       1,422,000
                                                                             ============    ============
STOCKHOLDERS' EQUITY
 Convertible preferred stock, par value $0.001:
  Authorized shares at December 31, 1999 and 1998 are 2,000,000 and
   13,000,000, respectively.
  Issued and outstanding shares at December 31, 1999 and 1998 are
   zero and 11,174,427, respectively.....................................    $         --    $ 12,242,000
 Common stock, par value $0.001:
  Authorized shares at December 31, 1999 and 1998 are 75,000,000 and
   25,500,000, respectively.
  Issued and outstanding shares at December 31, 1999 and 1998 are
   37,746,391 and 5,216,937, respectively................................          38,000           5,000
 Additional paid-in capital..............................................     235,423,000         190,000
 Deferred compensation...................................................      (6,170,000)             --
 Prepaid marketing expenses..............................................     (16,341,000)             --
 Note receivable.........................................................      (2,822,000)             --
 Retained deficit........................................................     (76,881,000)    (10,316,000)
                                                                             ------------    ------------
       Total stockholders' equity........................................     133,247,000       2,121,000
                                                                             ------------    ------------
       Total liabilities and stockholders' equity........................    $152,842,000    $  3,543,000
                                                                             ============    ============


        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                            STATEMENTS OF OPERATIONS




                                              Year Ended
                                              December 31,           Period from
                                     ---------------------------   August 4, 1997
                                                                   (Inception), to
                                          1999           1998     December 31, 1997
                                     -------------  ------------ -------------------

Subscription revenues........        $    223,000   $        --          $       --
Costs and expenses
 Cost of services............           4,067,000            --                  --
 Research and development....           9,727,000     5,614,000             356,000
 Sales and marketing.........          24,502,000     1,277,000              28,000
 Sales and marketing-related
  parties....................          15,172,000            --                  --
 General and administrative..           7,027,000     2,946,000             241,000
 Stock-based compensation....           1,530,000            --                  --
 Other operating expense,
  net........................           7,210,000            --                  --
                                     ------------   -----------  ------------------
  Loss from operations.......         (69,012,000)   (9,837,000)           (625,000)
     Interest income.........           2,913,000       136,000              49,000
     Interest expense and
      other..................            (466,000)      (20,000)            (19,000)
                                     ------------   -----------  ------------------
  Net loss...................        $(66,565,000)   (9,721,000)         $ (595,000)
                                     ============   ===========  ==================
 Net loss per share
 Basic and diluted...........        $      (5.49)  $     (3.25)         $    (0.20)
                                     ------------   -----------  ------------------
 Weighted average common
  shares outstanding Basic
  and diluted................          12,128,560     2,989,717           2,916,664
                                     ============   ===========  ==================


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Convertible
                                                       Preferred Stock                     Common Stock                Additional
                                                 -----------------------------     --------------------------------      Paid-In
                                                     Shares            Amount            Shares           Amount         Capital
                                                 --------------    -----------     ---------------    -------------   ------------

BALANCE, AUGUST 4, 1997......................                --    $          --                --         $    --       $      --
  Issuance of common stock for cash..........                --               --          2,916,664          3,000           7,000
  Issuance of Series A preferred stock at
   $0.60 per share for cash..................         5,000,000        2,990,000                 --             --              --
  Net loss...................................                --               --                 --             --              --
                                                     ----------    -------------      -------------        -------       ---------
 BALANCE, DECEMBER 31, 1997..................         5,000,000    $   2,990,000          2,916,664        $ 3,000       $   7,000
  Issuance of Series B preferred stock at
   $1.26 per share for cash..................         3,660,914        4,609,000                 --             --              --
  Issuance of Series C preferred stock at
   $1.85 per share for cash..................         2,500,000        4,618,000                 --             --              --
  Exercise of stock options for common stock.                --               --          2,276,458          2,000         130,000
  Common stock exchanged for services........                --               --            198,586             --          60,000
  Series C preferred stock exchanged for
   services..................................            13,513           25,000                 --             --              --
  Common stock repurchases...................                --               --           (174,771)            --          (7,000)
  Net loss...................................                --               --                 --             --              --
                                                     ----------    -------------      -------------        -------       ---------
 BALANCE, DECEMBER 31, 1998..................        11,174,427    $  12,242,000          5,216,937        $ 5,000       $ 190,000
  Issuance of Series D preferred stock at
   $3.68 per share for cash..................         1,358,695        4,973,000                 --             --              --
  Issuance of Series E preferred stock at
   $7.40 per share for cash..................           270,270        1,982,000                 --             --              --
  Issuance of Series F preferred stock at
   $7.40 per share for cash..................           405,405        2,960,000                 --             --              --
  Issuance of Series G preferred stock at
   $7.40 per share for cash..................         1,013,513        7,431,000                 --             --              --
  Issuance of Series H preferred stock at
   $7.40 per share for cash..................         1,351,351        9,992,000                 --             --              --
  Issuance of Series I preferred stock at
   $10.41 per share for cash.................         3,121,994       31,494,000                 --             --              --
  Issuance of Series J preferred stock at
   $10.41 per share for cash.................         3,123,789       31,740,000                 --             --
  Conversion of preferred stock to common
   stock.....................................       (21,819,444)    (102,814,000)        21,819,444         22,000     102,792,000
  Issuance of preferred stock warrants for
   services..................................                --               --                 --             --      12,828,000
  Issuance of common stock through initial
   public offering, net of issuance costs....                --               --          6,166,875          6,000      90,249,000
  Issuance of common stock for marketing
   services..................................                --               --          1,852,329          2,000      12,038,000

                                                                     Prepaid
                                                        Deferred    Marketing            Note            Retained
                                                      Compensation   Expense          Receivable         Deficit           Total
                                                     ------------- ----------         -----------       ----------      ----------
BALANCE, AUGUST 4, 1997......................        $       --    $          --      $          --     $         --    $       --
  Issuance of common stock for cash..........                --               --                 --               --        10,000
  Issuance of Series A preferred stock at
   $0.60 per share for cash..................                --               --                 --               --     2,990,000
  Net loss...................................                --               --                 --         (595,000)     (595,000)
                                                     ----------    -------------      -------------     ------------    ----------
 BALANCE, DECEMBER 31, 1997..................        $       --    $          --      $          --     $   (595,000)   $2,405,000
  Issuance of Series B preferred stock at
   $1.26 per share for cash..................                --               --                 --               --     4,609,000
  Issuance of Series C preferred stock at
   $1.85 per share for cash..................                --               --                 --               --     4,618,000
  Exercise of stock options for common stock.                --               --                 --               --       132,000
  Common stock exchanged for services........                --               --                 --               --        60,000
  Series C preferred stock exchanged for
   services..................................                --               --                 --               --        25,000
  Common stock repurchases...................                --               --                 --               --        (7,000)
  Net loss...................................                --               --                 --       (9,721,000)   (9,721,000)
                                                     ----------    -------------      -------------     ------------    ----------
 BALANCE, DECEMBER 31, 1998..................        $       --    $          --      $          --     $(10,316,000)   $2,121,000
  Issuance of Series D preferred stock at
   $3.68 per share for cash..................                --               --                 --               --     4,973,000
  Issuance of Series E preferred stock at
   $7.40 per share for cash..................                --               --                 --               --     1,982,000
  Issuance of Series F preferred stock at
   $7.40 per share for cash..................                --               --                 --               --     2,960,000
  Issuance of Series G preferred stock at
   $7.40 per share for cash..................                --               --                 --               --     7,431,000
  Issuance of Series H preferred stock at
   $7.40 per share for cash..................                --               --                 --               --     9,992,000
  Issuance of Series I preferred stock at
   $10.41 per share for cash.................                --               --                 --               --    31,494,000
  Issuance of Series J preferred stock at
   $10.41 per share for cash.................                --               --                 --               --    31,740,000
  Conversion of preferred stock to common
   stock.....................................                --               --                 --               --            --
  Issuance of preferred stock warrants for
   services..................................                --      (12,454,000)                --               --       374,000
  Issuance of common stock through initial
   public offering, net of issuance costs....                --               --                 --               --    90,255,000
  Issuance of common stock for marketing
   services..................................                --      (12,040,000)                --               --            --



       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Convertible
                                                       Preferred Stock                     Common Stock               Additional
                                                 -----------------------------     --------------------------------     Paid-In
                                                     Shares            Amount            Shares           Amount        Capital
                                                 --------------    -----------     ---------------    -------------   -----------

  Issuance of common stock for marketing
   services and note receivable..............                --               --          1,128,867          1,000       7,336,000
  Issuance of common stock warrants for
   services..................................                --               --                 --             --         498,000
  Exercise of stock options for common stock.                --               --            525,064          1,000       1,191,000
  Exercise of warrants for common stock......                --               --          1,125,234          1,000          (1,000)
  Common stock exchanged for services........                --               --            137,983             --         605,000
  Common stock repurchases...................                --               --           (226,342)            --         (28,000)
  Amortization of prepaid marketing expenses.                --               --                 --             --              --
  Amortization of warrants for services......                --               --                 --             --          25,000
  Recognition of deferred compensation.......                --               --                 --             --       7,700,000
  Stock-based compensation expense...........                --               --                 --             --              --
  Net loss...................................                --               --                 --             --              --
                                                    --------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1999.................                --    $          --         37,746,391        $38,000    $235,423,000
                                                    ================================================================================

                                                                         Prepaid
                                                         Deferred       Marketing         Note          Retained
                                                       Compensation      Expense       Receivable       Deficit          Total
                                                       -------------    ----------     -----------     -----------     ---------

  Issuance of common stock for marketing
   services and note receivable..............                   --      (4,515,000)    (2,822,000)              --             --
  Issuance of common stock warrants for
   services..................................                   --              --             --               --        498,000
  Exercise of stock options for common stock.                   --              --             --               --      1,192,000
  Exercise of warrants for common stock......                   --              --             --               --             --
  Common stock exchanged for services........                   --              --             --               --        605,000
  Common stock repurchases...................                   --              --             --               --        (28,000)
  Amortization of prepaid marketing expenses.                   --      12,668,000             --               --     12,668,000
  Amortization of warrants for services......                   --              --             --               --         25,000
  Recognition of deferred compensation.......           (7,700,000)             --             --               --             --
  Stock-based compensation expense...........            1,530,000              --             --               --      1,530,000
  Net loss...................................                   --              --             --      (66,565,000)   (66,565,000)
                                                     -------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1999.................          $(6,170,000)   $(16,341,000)   $(2,822,000)    $(76,881,000)  $133,247,000
                                                     ===============================================================================

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                     Year Ended               August 4, 1997
                                                                                    December 31,             (Inception), to
                                                                           ----------------------------         December 31,
                                                                                1999            1998               1997
                                                                           ----------------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..............................................................    $(66,565,000)    $(9,721,000)       $(595,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................         661,000         242,000           15,000
     Issuance of preferred stock warrants for services..................         374,000              --               --
     Issuance of common stock warrants for services.....................         498,000              --               --
     Common stock exchanged for services................................         605,000          85,000               --
     Amortization of prepaid marketing expenses.........................      12,668,000              --               --
     Amortization of warrants for services..............................         110,000              --               --
     Stock-based compensation expense...................................       1,530,000              --               --
  Changes in current assets and liabilities:
     Accounts receivable................................................        (337,000)             --               --
     Inventories........................................................         120,000        (120,000)              --
     Prepaid expenses and other.........................................      (2,455,000)       (162,000)         (57,000)
     Accounts payable...................................................       8,127,000         188,000          117,000
     Accrued liabilities................................................       4,103,000         649,000           26,000
     Accrued marketing-related parties..................................       2,349,000              --               --
     Deferred revenue...................................................       2,271,000              --               --
                                                                            ------------     -----------       ----------
   Net cash used in operating activities................................     (35,941,000)     (8,839,000)        (494,000)
                                                                            ------------     -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net............................      (3,930,000)       (673,000)        (376,000)
  Purchase of short-term investments....................................      (6,004,000)       (144,000)         (20,000)
                                                                            ------------     -----------       ----------
   Net cash used in investing activities................................      (9,934,000)       (817,000)        (396,000)
                                                                            ------------     -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock, net of
   issuance costs.......................................................      90,572,000       9,227,000        2,990,000
  Proceeds from issuance of common stock through initial public               90,255,000              --               --
   offering, net of issuance costs......................................
  Proceeds from issuance of common stock and exercise of stock options..       1,192,000         132,000           10,000
  Repurchase of common stock............................................         (28,000)         (7,000)              --
  Net borrowings under capital lease....................................       1,765,000              --               --
  Borrowings under line of credit.......................................              --         610,000               --
  Repayments under line of credit.......................................              --        (610,000)              --
  (Decrease) increase in bank overdraft.................................        (442,000)        442,000               --
                                                                            ------------     -----------       ----------
   Net cash provided by financing activities............................     183,314,000       9,794,000        3,000,000
                                                                            ------------     -----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............................     137,439,000         138,000        2,110,000
                                                                            ------------     -----------       ----------

CASH AND CASH EQUIVALENTS:
  Balance at beginning of period........................................       2,248,000       2,110,000               --
                                                                            ------------     -----------       ----------

  Balance at end of period..............................................    $139,687,000     $ 2,248,000       $2,110,000
                                                                            ============     ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest................................................    $     41,000     $    19,000       $       --
  Stock issued for a note receivable....................................       2,822,000              --               --
  Equipment acquired under capital lease................................       1,978,000              --               --
  Deferred stock-based compensation.....................................       7,700,000              --               --

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                         NOTES TO FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS

     TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation with facilities in Sunnyvale, California. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. In the fourth quarter of 1999, the Company transitioned the manufacturing and distribution of the personal video recorder and remote control to Philips Business Electronics B.V. ("Philips"). Philips began marketing the TiVo Service and the personal video recorder that enables the TiVo Service in retail markets in the third quarter of 1999. The Company stopped selling personal video recorders directly during the fourth quarter of 1999. Prior to the transition, the personal video recorder and remote control were manufactured by a contract manufacturer and, since March 1999, were sold by TiVo through its web site and toll-free telephone number. The Company conducts its operations through one reportable segment.

     Upon the transfer of manufacturing and distribution responsibility to Philips and a successful retail launch of the TiVo Service and products that enable the TiVo Service, which began in the third quarter of 1999, the Company was no longer identified as a development-stage company. The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

     The Company classifies financial instruments as cash equivalents if the original maturity of such instruments is three months or less.

Short-term investments

     Short-term investments consist of commercial paper investments and certificates of deposit with original maturities at the date of purchase ranging between three and twelve months. The Company classifies these investments as held to maturity and records the instruments at amortized cost, which approximates fair value due to the short maturities.

Inventories

     Inventories consist of raw materials, primarily hard-disk drives and enclosures. Inventory is valued at the lower of cost (first-in, first-out) or market. Upon the transfer of manufacturing responsibilities to Philips during the fourth quarter of 1999, all inventory was sold to Philips.

Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixtures................................   3-5 years
Computer and office equipment.........................   3-5 years
Lab equipment.........................................   3 years
Leasehold improvements................................   7 years
Capitalized software..................................   1-5 years

     Maintenance and repair expenditures are expensed as incurred.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, certificates of deposit, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are concentrated in the United States. The Company is not subject to significant credit risk of these customers as subscription revenue is primarily obtained through credit cards, therefore as of December 31, 1999 the Company has recorded no allowance for doubtful accounts.

Net Loss Per Common Share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of all net loss per share amounts do not include repurchasable common stock issued to DIRECTV (see Note 9) and unvested, repurchasable common stock issued under the employee stock option plans (see Notes 6 and 7).

     Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive common share equivalents:

                                                                         December 31,
                                                           ---------------------------------------
                                                                   1999                1998
                                                           ------------------- -------------------
Repurchasable common stock...............................            1,364,366           2,024,187
Options to purchase common stock.........................            4,346,522           1,235,000
Warrants to purchase common stock........................                   --                  --
Convertible preferred stock warrants.....................                   --              52,083
Convertible preferred stock..............................                   --          11,174,427
                                                           -------------------- ------------------
                                                                     5,710,888          14,485,697
                                                           ==================== ==================

Stock-Based Compensation and Stock Exchanged for Services

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. No stock compensation expense was recorded in 1997 and 1998. The Company has recorded stock-based compensation expense of $1.5 million for the year ended December 31, 1999. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

     Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which service has not yet been provided.

Research and Development

     Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing--Related Parties

     Sales and marketing--related parties consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Inc. ("DIRECTV"), Philips, Quantum Corporation ("Quantum"), and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company (see Note 10).

Other Operating Expense, Net

     Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 is classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and is recognized upon shipment to the customer. The Company records a provision for estimated warranty costs and returns at the time of sale. This reserve was $30,000 at December 31, 1999.

Advertising Costs

     In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", the Company expensed advertising costs as incurred. Advertising expenses were $13.4 million for the year ended December 31, 1999, zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997.

Comprehensive Income

     The Company has no material components of other comprehensive income or loss and, accordingly, the comprehensive loss is the same as the net loss for all periods presented.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

3.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                             December 31,
                                                                     -------------------------------
                                                                         1999                 1998
                                                                     ----------            ---------
Furniture and fixtures.........................................      $  184,000            $  16,000
Computer and office equipment..................................       3,384,000              946,000
Lab equipment..................................................         559,000                   --
Leasehold improvements.........................................         287,000                   --
Capitalized software...........................................         478,000                   --
                                                                     ----------            ---------
                                                                      4,892,000              962,000
Accumulated depreciation.......................................        (831,000)            (170,000)
                                                                     ----------            ---------
Property and equipment, net....................................      $4,061,000            $ 792,000
                                                                     ==========            =========

     Equipment under capital leases was $1,978,000 and zero as of December 31, 1999 and 1998. Depreciation and amortization expense was $661,000, $155,000 and $15,000 for the years ended December 31, 1999 and 1998 and the period from August 4, 1997 (Inception) to December 31, 1997, respectively.


4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                             December 31,
                                                                     -------------------------------
                                                                         1999                 1998
                                                                     ----------            ---------
Marketing and promotions.......................................      $2,012,000            $ 223,000
Consulting and outside services................................         750,000               11,000
Compensation and vacation......................................         626,000              213,000
Commissions....................................................         227,000                   --
Employee stock purchase plan...................................         491,000                   --
Legal and accounting...........................................         188,000               86,000
Other..........................................................         484,000              142,000
                                                                     ----------            ---------
                                                                     $4,778,000            $ 675,000
                                                                     ==========            =========

5.  LINE OF CREDIT

     In December 1997, the Company established a $750,000 line of credit with a financial institution, which expired on August 15, 1999. The line was partially utilized to secure a letter of credit in the amount of $600,000, which expired in July 1999. No amounts were outstanding at December 31, 1999 and 1998.

6.  INCOME TAXES

     There was no provision or benefit for income taxes for the years ended December 31, 1999 and 1998 and the period from August 4, 1997 (Inception) to December 31, 1997.

     Significant components of deferred tax assets were as follows as of December 31, 1999:

Net operating loss carryforwards....................................    $ 30,081,834
Tax credit carryforwards............................................         269,287
Temporary differences, net..........................................         654,733
                                                                        ------------
 Gross deferred tax assets..........................................      31,005,854
Valuation allowance.................................................     (31,005,854)
                                                                        ------------
 Net deferred tax assets............................................    $         --
                                                                        ============

     As of December 31, 1999, the Company had a tax net operating loss (NOL) carryforward of approximately $75.2 million for federal and California purposes. The federal NOL expires beginning in 2017, and the California NOL expires beginning in 2005. A significant change in ownership of the Company may limit the Company's ability to utilize these NOL carryforwards. SFAS No. 109 requires that the tax benefit of such NOL be recorded as an asset.

A valuation allowance for the entire amount has been provided because of uncertainties about the Company's ability to realize the value of the deferred tax assets.

7.  STOCKHOLDERS' EQUITY

Common Stock

     In August 1997, the Company issued 2,800,000 shares of common stock to the founders for $10,000. On September 24, 1997, the Company declared a stock split of 1.04167 to 1, which resulted in 2,916,664 founders shares outstanding after the split. No shares were subject to repurchase as of December 31, 1997.

     In 1998, the Company issued 2,276,458 shares of common stock as a result of the exercise of stock options. During 1998, 174,771 shares of common stock were repurchased in accordance with the terms the Company's stock option plan (see
Note 8). As of December 31, 1998, the Company had the right to repurchase 2,024,187 unvested shares at the stock issuance price, if the holders' service with the Company terminated.

     In 1999, the Company issued 525,064 shares of common stock as a result of the exercise of stock options. During 1999, 226,342 shares of common stock were repurchased in accordance with the terms the Company's stock option plan (see
Note 8). The Company has the right to repurchase 1,364,366 unvested shares as of December 31, 1999, at the stock issuance price, if the holders' service with the Company terminates. See Note 10 for a description of DIRECTV shares subject to repurchase.

     In 1998, the Company issued 198,586 shares of common stock to consultants and vendors in exchange for services. In 1999, the Company issued 137,983 shares of common stock to consultants and vendors in exchange for services. The common stock issued was recorded at the estimated fair value of the common stock at the time the services were performed and the related expense was recorded. The Company's management believes that the value of the common stock issued approximates the value of services received.

     In 1999, the Company issued 1,852,329 shares of common stock in exchange for marketing services under the DIRECTV Agreement and 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period.

     The Company's initial public offering (IPO) of 6,166,875 shares of common stock with net proceeds of $90.3 million was effective on September 29, 1999 and closed on October 5, 1999. At the closing date, the preferred stock was converted into common stock on a one-for-one basis and the warrants were exercised. The Company issued 1,125,234 shares of common stock as a result of the exercise of common stock warrants.

Convertible Preferred Stock

     In September and October 1997, the Company issued 5,000,000 shares of Series A preferred stock at $0.60 per share. In May, June and July 1998, the Company issued 3,660,914 shares of Series B preferred stock at $1.26 per share. In October 1998, the Company issued 2,500,000 shares of Series C preferred stock at $1.85 per share. In December 1998, the Company issued 13,513 shares of Series C preferred stock at $1.85 per share in exchange for services received.

     In January 1999, the Company issued 1,358,695 shares of Series D preferred stock at $3.68 per share. In March 1999, the Company issued 270,270 shares of Series E preferred stock at $7.40 per share. In April 1999, the Company issued 405,405, 1,013,513, and 1,351,351 shares of Series F, G and H preferred stock, respectively, at $7.40 per share. In July 1999, the Company issued 3,121,994 shares of Series I preferred stock at $10.41 per share. In August 1999, the Company issued 480,307 shares of Series J preferred stock at $10.41 per share. In September 1999, the Company issued 2,643,482 shares of Series J preferred stock at $10.41 per share.

     On October 5, 1999, 21,819,444 shares of the outstanding preferred stock converted into common stock on a one-for-one basis, therefore, no shares of preferred stock were outstanding as of December 31, 1999.

8.  EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

     Under the terms of the Company's 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the "1997 Plan"), options to purchase shares of the Company's common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1997 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of December 31, 1999, options to purchase 985,482 shares of common stock remain outstanding.

1999 Equity Incentive Plan

     In April 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan"). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company's common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1999 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 4,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of December 31, 1999, options to purchase 3,201,040 shares of common stock remain outstanding.

1999 Non-Employee Directors' Stock Option Plan

     In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase shares of the Company's common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date but terminates three months after a director's service terminates. The number of shares authorized for option grants under the Directors' Plan is 500,000, subject to an annual increase of 100,000 shares. Options to purchase 160,000 shares of common stock are outstanding as of December 31, 1999.

1999 Employee Stock Purchase Plan

     In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27 months. The number of shares reserved for issuance under this plan is 600,000 subject to automatic annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors.

The Company accounts for stock options under APB Opinion No. 25, under which, for the period from August 4, 1997 (Inception) to December 31, 1997 and for the year ended December 31, 1998, no compensation cost was recognized when the awards were granted to employees or directors. The Company has recorded deferred compensation of approximately $7.7 million as a contra-equity account and stock-based compensation expense of $1.5 million for the year ended December 31, 1999. Had compensation cost for the stock options been determined consistently with SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:






                                                                    Year Ended                 Period from August 4,
                                                                    December 31,               1997 (Inception), to
                                                        ------------------------------------        December 31,
                                                            1999                    1998               1997
                                                        ------------            ------------  ---------------------
Net loss, as reported....................               $(66,565,000)           $(9,721,000)       $(595,000)
Pro forma effect of SFAS No. 123.........                 (4,100,000)               (10,000)              --

Net loss, pro forma......................               $(70,665,000)           $(9,731,000)       $(595,000)
Basic and diluted
loss per share, as reported..............               $      (5.49)           $     (3.25)       $   (0.20)
                                                        ============            ===========        =========
Basic and diluted
loss per share, pro forma................               $      (5.83)           $     (3.25)       $   (0.20)
                                                        ============            ===========        =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 4.45% and 6.14%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 50%.

     A summary of the status of the 1997 Plan, the 1999 Plan and the Director's Plan is presented in the table and narrative below:

                                                                          Range of Exercise       Weighted Average
                                                     Shares                   Prices               Exercise Price
                                         -------------------------------------------------------------------------
Outstanding at December 31, 1997.........                    700,000                                         $ .04
                                         ---------------------------                         ---------------------

 Granted.................................                  3,006,458       $ .04 - $.45                        .15
 Exercised...............................                 (2,276,458)                                          .06
 Canceled................................                   (195,000)                                          .04
                                         ---------------------------
Outstanding at December 31, 1998.........                  1,235,000                                         $ .27
                                         ---------------------------                         ---------------------

 Granted.................................                  4,307,087       $1.00-$39.94                       8.46
 Exercised...............................                   (525,064)                                         2.29
 Canceled................................                   (670,501)                                         5.25
Outstanding at December 31, 1999.........                  4,346,522                                         $7.37
                                         ---------------------------                         ---------------------

     The weighted average fair value of options granted during 1999 and 1998 is $10.15 and $.02, respectively. Of the options outstanding at December 31, 1999 and 1998, 1,270,888 and 93,542 are vested, respectively. The Company repurchased 226,342 and 174,771 unvested options during 1999 and 1998, respectively, upon the optionees' terminating employment with the Company.

     The options outstanding have the following contractual lives:

                      December 31, 1999                                                     December 31, 1998
--------------------------------------------------------------      ---------------------------------------------------------------
   Number of
    Options                                Weighted Average                  Number of Options                   Weighted Average
   Outstanding       Range of Exercise        Remaining                       Outstanding and        Exercise      Remaining
 and Exercisable          Prices           Contractual Life                     Exercisable           Prices     Contractual Life
--------------------------------------------------------------      ---------------------------------------------------------------
   55,000                $         0.04        7.75 years                           55,000             $0.04        9.25 years
  217,250                          0.13        8.51 years                          504,000              0.13        9.50 years
  142,250                          0.20        8.76 years                          169,000              0.20        9.75 years
  264,700                          0.45        8.91 years                          507,000              0.45       10.00 years
  299,282                          1.00        9.16 years
  240,500                          2.50        9.20 years
  299,700                  4.00 -  5.00        9.34 years
2,193,817                  6.50 -  9.50        9.51 years
  319,523                 10.50 - 11.00        9.72 years
   75,000                         16.00        9.95 years
  203,500                 25.13 - 37.63        9.93 years
   36,000                 38.93 - 39.94        9.91 years
---------                                                                     ------------
4,346,522                                                                        1,235,000
=========                                                                     ============

9.  WARRANTS

     In addition to receiving 156,250 options to purchase common stock under the 1997 Plan, in March 1998, a member of the Company's board of directors received warrants to purchase a total of 52,083 shares of Series A preferred stock at an exercise price of $0.60 per share, the estimated fair market value of the Series A preferred stock at the date of issuance. These warrants were exercised and converted to common stock on a one-for-one basis upon the closing of the initial public offering of the Company's common stock. The value of the above warrants has been included in the calculation of pro forma net loss for the year ended December 31, 1998 under SFAS No. 123, discussed in Note 8.

     See Note 10 for a description of Series C and Series D preferred stock warrants issued to Quantum under a hard disk drive supply agreement.

10.  MARKETING AND MANUFACTURING AGREEMENTS

Quantum Agreement

     In November 1998, the Company entered into a hard disk supply agreement with Quantum to allow the Company or certain third-party manufacturers (the buyer) to purchase up to an agreed-upon number of hard disk drives used in the personal video recorder and other devices that enable the TiVo Service. Under the terms of the agreement, the Company is entitled to a discounted purchase price if certain milestones are met. TiVo has agreed to share with Quantum a portion of the TiVo Service subscription fees it receives from the personal video recorders and other devices equipped with these hard disk drives.

     In addition, the Company issued a warrant to Quantum to purchase 324,325 shares of Series C preferred stock and 543,478 shares of Series D preferred stock at an exercise price of $0.01 per share. The Series C and D warrants vest and are exercisable upon the meeting of certain milestones which allow a discounted purchase price on an agreed upon number of hard disk drives, or upon the closing of an initial public offering of the Company's common stock. As of December 31, 1998, Quantum had not vested in the warrants because the Company had not met the required performance milestones and therefore had not received the discounted price on its hard-disk drive purchases. In April 1999, the warrants to purchase Series C preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $2.4 million related to the 324,325 shares of Series C preferred stock warrants. In September 1999, the warrants to purchase Series D preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $8.7 million related to the 543,478 shares of Series D preferred stock warrants. The $2.4 million and the $8.7 million are being amortized as sales and marketing expense--related parties as the specified number of hard disk drives related to this agreement are shipped from Quantum. The fair value of the Series C and Series D vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 5.07%; expected dividend yield of zero percent; expected life of four years; expected volatility of 50%; and market price of preferred stock of $7.40 per share for Series C and $16.00 per share for Series D. These warrants were exercised and converted to common stock on a one-for-one basis upon the closing of the initial public offering.

     The Company recognized $10.4 million of sales and marketing expense-- related parties for the year ended December 31, 1999 related to these warrants.

DIRECTV Agreement

     The Company entered into an agreement with DIRECTV to promote and offer support for the TiVo Service and products that enable the TiVo Service (the DIRECTV Agreement). Under the DIRECTV Agreement, DIRECTV will provide a variety of marketing and sales support to promote TiVo and the TiVo Service, collaborate on certain product development efforts and make a portion of the bandwidth capacity of DIRECTV's satellite network available to TiVo.

     In April 1999, the Company issued 1,852,329 shares of common stock in exchange for marketing services under the DIRECTV Agreement. The shares are non-forfeitable and were valued at an estimated fair value of $6.50 per share. The Company recorded prepaid marketing expenses classified as a contra-equity account related to the issuance of these shares of common stock of $12.0 million. These prepaid marketing expenses are expensed as the marketing services are provided over the two-year service period.

     Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing-related parties expense as the bandwidth services are provided over the three year service period. As of December 31, 1999, the three-year service period had not yet begun. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share.

     The value of the common stock issued to DIRECTV and recorded as prepaid marketing expense of $16.5 million is recognized as a sales and marketing-related parties expense ratably as the services are provided to TiVo over the contractual service periods under the agreement.

     In addition to the equity consideration for DIRECTV's marketing services described above, DIRECTV will receive a percentage of TiVo's subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as earned and included in sales and marketing expense-related parties.

     In April 1999, TiVo sold 405,405 shares of Series F preferred stock to DIRECTV at $7.40 per share which were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

Philips Agreement

     On March 31, 1999, the Company entered into an agreement with Philips for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Philips the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Philips was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Philips a license to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

     The Company has agreed to pay Philips a subsidy on each personal video recorder that is manufactured and sold by Philips. The amount of the subsidy is periodically adjusted based on Philips manufacturing costs and selling prices. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company will record the subsidy as sales and marketing-- related parties expense upon shipment of the personal video recorder by Philips. In addition to these amounts, the Company has agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that has an active subscription to the TiVo Service.

     Under the terms of the agreement, Philips has committed to provide a specified amount of marketing activities related to Philips-branded personal video recorders that enable the TiVo Service.

     In April 1999, Philips purchased 1,351,351 shares of Series H preferred stock for $7.40 per share which were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

Creative Artist Agency Agreement

     In July 1999, the Company entered into an agreement with Creative Artists Agency, LLC, (CAA), for the marketing and promotional support of the personal video recorder. CAA was issued warrants to purchase 192,123 shares of Series I preferred stock for $10.41 per share. The Company expenses the estimated fair value of the warrants of $1.4 million over one year. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: one year term; deemed fair value at the date of issuance of $8.50 per share; a risk-free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. As a result of CAA's exercise of these warrants, upon the closing of the initial public offering, TiVo issued 67,122 shares of preferred stock. The 67,122 shares of preferred stock were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

11.  COMMITMENTS AND CONTINGENCIES

Facilities Leases

     The Company leases its current office space under operating leases that expire on March 31 and June 30, 2000. As of December 31, 1999 and 1998, future minimum rental payments under this lease are $309,000 and $1,327,000, respectively. Rent expense under operating leases was approximately $1,040,000, $619,000 and $45,000 for the years ended December 31, 1999 and 1998 and the period from August 4, 1997 (Inception) to December 31, 1997, respectively.

     In October 1999, the company entered into a new office lease with WIX/NSJ Real Estate Limited Partnership. The lease begins on March 10, 2000 and has a seven-year term. Monthly rent is approximately $116,000 with built-in base rent escalations periodically throughout the lease term. Future minimum lease payments under this lease are $20.2 million.

Equipment Lease Line

     In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company's Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of December 31, 1999, $1.8 million of the available lease line has been used and has been accounted for as a capital lease. The current portion of the capital lease obligation at December 31, 1999 is $624,000. The unused equipment lease line expires February 2000.

Future minimum lease payments as of December 31, 1999, by year are as follows:

                                                                           Capital
                Year                         Facilities Leases          Equipment Lease         Total
---------------------------------------------------------------------------------------------------------
                2000                             $ 1,802,000              $  624,000          $ 2,426,000
                2001                               2,814,000                 670,000            3,484,000
                2002                               2,899,000                 471,000            3,370,000
                2003                               2,987,000                      --            2,987,000
         2004 and thereafter                      10,055,000                      --           10,055,000
                                                 --------------------------------------------------------
                Total                            $20,557,000              $1,765,000          $22,322,000
                                                 ========================================================

Convertible Debt

     In April 1999, the Company entered into a secured convertible debenture purchase agreement with certain stockholders, which terminated on December 31, 1999. Under the terms of the agreement, TiVo could borrow up to $3.0 million at an interest rate of 4.67% per annum. The debentures delivered by TiVo for any loan made under this agreement were convertible into common stock on a one-for-one basis and secured by substantially all of the Company's assets other than intellectual property.

     In conjunction with the agreement, TiVo issued warrants to purchase 81,522 shares of common stock at an exercise price of $2.50 per share. Deferred financing costs of $341,000 were recorded using the estimated fair value of the warrants at the date of issuance. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation were: five year term; deemed fair value at the date of issuance of $5.50 per share; a risk free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. During the year ended December 31, 1999, the entire value of the warrants of $341,000 was expensed. The Company issued 81,522 shares of common stock as a result of the exercise of the warrants upon the closing of the initial public offering of the Company's common stock.

Legal Matters

     In September 1999, TiVo received letters from Time Warner, Inc. and Fox Television stating that TiVo's personal television service exploits these companies' copyrights without the necessary licenses. The Company believes that the TiVo Service does not infringe on these copyrights and believes that there will not be an adverse impact as a result of these letters.

12.  RETIREMENT PLAN

     In December 1997, the Company established a 401(k) Retirement Plan (the Retirement Plan) available to employees who meet the plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through December 31, 1999.

13.  SUBSEQUENT EVENTS (unaudited)

Agreements

     In January 2000, TiVo entered into a strategic alliance with Blockbuster, Inc. ("Blockbuster") to jointly develop and deploy a service that will enable TiVo subscribers to access a selection of movies for viewing through their personal television recorders.

     In January 2000, TiVo entered into a licensing agreement with Liberate Technologies ("Liberate") to incorporate Liberate's TV Navigator software on future versions of TiVo's Personal TV reference platform.

     In February 2000, TiVo entered into a strategic alliance with British Sky Broadcasting Limited ("BSkyB") under which a version of the TiVo Service and the TiVo personal television recorder now offered in the United States will be adapted and made available in the United Kingdom.


Legal Matters

     In January 2000, patent infringement suits were filed against TiVo by StarSight Telecast, Inc. and PhoneTel Communications, Inc. TiVo's legal counsel is currently researching the patents, which were referenced in the complaints.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III


Item 10.  Directors and Executive Officers of the Company

     Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which we will file with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders.

Identification of Executive Officers

     Information regarding our directors is incorporated by reference from the Company's Proxy Statement. The information identifying our current executive officers is found under the caption "Executive Officers and Key Employees" in
Part I hereof, and is also incorporated by refernce into this Item 10.

     The information concerning the Company's Executive Officers is incorporated by reference from the Company's Proxy Statement.

Identification of Directors

    The information concerning the Company's directors and nominees is incorporated by reference from the Company's Proxy Statement.

Compliance with Section 16 (a) of the Exchange Act

     The information concerning compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the section entitled "Compliance with
Section 16 (a) of the Exchange Act" in the Proxy Statement.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

     EXHIBIT NUMBER                DESCRIPTION

         3.2*   Amended and Restated Certificate of Incorporation.
         3.4*   Amended and Restated Bylaws.
         4.3*   Ninth Amended and Restated Investor Rights Agreement between TiVo and certain investors, dated as of August 6, 1999.
        10.1*   Form of Indemnification Agreement between TiVo and its officers and directors.
        10.2*   TiVo's 1999 Equity Incentive Plan and related documents.
        10.3*   TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents.
        10.4*   TiVo's 1999 Employee Stock Purchase Plan and related documents.
        10.5    TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents.
       10.6*+   Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998.
       10.7*+   Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999.
       10.8*+   Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13, 1999.
       10.9*+   Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999.
       10.10*   Sublease Agreement between Verity, Inc. and TiVo, dated February 23, 1998.
       10.11*   Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998.
       10.12*   Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999.
       10.13*   Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998.
       10.15*   Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999.
      10.16*+   Warrant Purchase and Equity Rights Agreement between
                Quantum Corporation and TiVo, dated November 6, 1998 and related documents.
       10.17*   Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998.
       10.18*   Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999.
       10.19*   Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents.
       10.20*   First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999.
       10.21*   TiVo's 401(k) Plan, effective December 1, 1997.
      10.22*+   Tribune Media Services Television Listing Agreement between Tribune Media Services and
                TiVo, dated June 1, 1998.
      10.23*+   Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998.
      10.24**   Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999.
      99.5***   Form of Stock Option Grant used in connection with an option granted outside of
                TiVo's stock option plans and related documents
         23.1   Consent of Independent Public Accountants
       27.1++   Financial Data Schedule.

      -----------------------

      * Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-1 (SEC File No. 333-83515), originally filed on July 22, 1999.

      ** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Quarterly report on Form 10-Q filed November 15, 1999.

      *** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-8 (SEC File No. 333-94629), filed on January 13, 2000.

      +  Confidential treatment granted as to portions of this exhibit.

      ++ Submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.

Reports on Form 8-K

     TiVo did not file any reports on Form 8-K during the year ended December 31, 1999.

Trademark Acknowledgments

     "Active Preview", "Can't Miss TV", "DIRECTIVO", Instant Replay logo, "Ipreview", Jump logo, "Life's too short for bad TV", "Network Showcase", "Personal TV", "Personal Video Recorder", "Primetime Anytime", "Season Pass", "See it, want it, get it", "The New Face of Television", "The way TV is meant to be", "Thumbs Down" (logo and text), "Thumbs Up" (logo and text), "TiVo Central", "TiVo" (logo, name and character), "TiVolution", "What you want, when you want it", and "You run the shows" are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIVO INC.

     Date: March 29, 2000            By: /s/ Michael Ramsay
                                        ----------------------------
                                        Michael Ramsay
                                        Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Ramsay and David H. Courtney and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature                                                            Title                                   Date
/s/ Michael Ramsay                               President, Chief Executive Officer and           March 29, 2000
----------------------------------------------   Chairman of the Board (Principal Executive
Michael Ramsay                                   Officer)


/s/ David H. Courtney                            Sr. Vice President of Finance and Chief          March 29, 2000
----------------------------------------------   Financial Officer (Principal Financial and
David H. Courtney                                Accounting Officer)


/s/ James Barton                                 Sr. Vice President of Research and               March 29, 2000
----------------------------------------------   Development, Chief Technical Officer and
James Barton                                     Director


/s/ Geoffrey Y. Yang                             Director                                         March 29, 2000
----------------------------------------------
Geoffrey Y. Yang

/s/ Stewart Alsop                                Director                                         March 29, 2000
----------------------------------------------
Stewart Alsop

/s/ Randy Komisar                                Director                                         March 29, 2000
----------------------------------------------
Randy Komisar

/s/ Michael Homer                                Director                                         March 29, 2000
----------------------------------------------
Michael Homer


/s/ Larry N. Chapman                             Director                                         March 29, 2000
----------------------------------------------
Larry N. Chapman

/s/ Jan P. Oosterveld                            Director                                         March 29, 2000
----------------------------------------------
Jan P. Oosterveld

/s/ John S. Hendricks                            Director                                         March 29, 2000
----------------------------------------------
John S. Hendricks

                                                 Director
----------------------------------------------
Margaret Murphy

                                                 Director
----------------------------------------------
Howard Stringer
=============================================================================================================================