Form 10-K405/A
period 1999-12-31
TIVO INC
filed 2000-04-28
CIK 1088825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                        Commission file number 000-27141

                               ----------------

                                   TIVO INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                        77-0463167
 (State or other jurisdiction of incorporation         (IRS Employer Identification No.)
                or organization)
 2160 Gold Street, PO Box 649101, San Jose, CA                    95164-9101
   (Address of principal executive offices)                       (Zip Code)

                                 (408) 519-9100
              (Registrant's telephone number including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   As of March 15, 2000 there were 16,204,153 shares of registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 15, 2000) was approximately $583.3 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 15, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                EXPLANATORY NOTE

   This Amendment No. 1 to the Annual Report on Form 10-K for TiVo Inc. (the "Company") for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000 is being filed to provide the information required by Part III, rather than to incorporate the same by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I..................................................................     3
  Item 1.  Business......................................................     3
  Item 2.  Properties....................................................    19
  Item 3.  Legal Proceedings.............................................    19
  Item 4.  Submission of Matters to a Vote of Security Holders...........    19
 PART II.................................................................    20
  Item 5.  Market for the Company's Common Equity and Related Stockholder
           Matters.......................................................    20
  Item 6.  Selected Financial Data.......................................    21
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    22
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    40
  Item 8.  Financial Statements and Supplementary Data...................    41
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    60
 PART III................................................................    60
  Item 10. Directors and Executive Officers of the Company...............    60
  Item 11. Executive Compensation........................................    63
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    67
  Item 13. Certain Relationships and Related Transactions................    69
 PART IV.................................................................    72
  Item 14  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................    72
  Signatures.............................................................    74

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

   Viewing Preferences and Suggested Programming. The TiVo Service allows viewers to create viewing preferences around particular shows or categories of interest. Using the Thumbs Up and Thumbs Down buttons on the TiVo remote, viewers can express their preferences for a particular type of show. These preferences accumulate over time and are stored locally on the personal video recorder. Based on the viewer's stored preferences, TiVo recommends programming that viewers are likely to enjoy and, when storage space is available, the TiVo Service will automatically record shows that are most likely to match viewers' individual preferences.

   Specialized Content. The TiVo Service also includes a variety of specialized content. For example, the TiVo Service allows television programmers to develop and deliver Network Showcases that feature selected programming, such as an upcoming movie, special event or mini-series, on easy-to-use interactive screens. Currently, Network Showcases available on the TiVo Service include directories of simplified recording options for groups of related shows of particular programmers. In the future, television programmers could use the TiVo Service to directly offer viewers special programming packages and pay-per-view promotions such as movies, sporting events, news headlines and other programming. Subscribers to the TiVo Service also have access to TiVolution Magazine, which features theme-based collections of shows compiled by TiVo's editorial staff.

   Menu-Driven Navigation and Viewer Interface. The TiVo Service employs a menu-driven interface and easy-to-use navigation system. TiVo Central, the main screen of the TiVo Service, allows viewers to access their customized lineup of shows, Network Showcases, TiVolution Magazine and other TiVo services and features. The Pick Programs to Record feature, located on the TiVo Central screen, allows viewers to search for shows to record by subject, title, channel or time of showing. Using the on-air guide, viewers can quickly and efficiently browse through a schedule of up to two weeks of available television programming and descriptions for each show.

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

   More Effective Promotions and Previews. The TiVo Service provides television programmers with an opportunity to create more effective promotions and previews such as Network Showcases for selected programming and pay-per-view events. TiVo is also currently developing a service, called Ipreview, that consists of active previews and promotions that allow a viewer to easily record featured programming at the touch of a button. TiVo believes these promotions will be effective in attracting viewers and increasing a network's brand presence because they allow viewers to "impulse record" featured programming and to watch these programs at a more convenient time. TiVo also believes that by taking advantage of these features, television programmers have a greater opportunity to reach a larger viewing audience.

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

   Active Promotions. TiVo anticipates that programmers will be able to use the TiVo Service to allow viewers to easily record a variety of programming such as movies, sports events, television series and other products and services. For example, TiVo is currently developing Ipreview, a service that allows viewers to schedule and record featured programming using a point and click feature during previews.

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

   Philips. Philips has agreed to manufacture, market and distribute personal video recorders that enable the TiVo Service. Philips will continue to market co-branded personal video recorders with TiVo and support the TiVo Service in retail channels. Philips has also licensed TiVo's technology to develop, market and promote other products that enable the TiVo Service.

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

   TiVo's primary competitor in the personal television market is ReplayTV, Inc. ("Replay"). Replay manufactures and markets a personal television recorder that includes a hard disk drive and functionality similar to that of our personal video recorder. While Replay's personal video recorder is more expensive than our personal video recorder, Replay does not charge a monthly subscription fee for its service.

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

   TiVo has filed many trademark applications covering substantially all of its trade dress, logos and slogans, including:

  . Active Preview

  . Can't Miss TV

  . DIRECTIVO

  . Instant Replay logo

  . Ipreview

  . Jump logo

  . Life's too short for bad TV

  . Network Showcase

  . Personal TV

  . Personal Video Recorder

  . Primetime Anytime

  . Season Pass

  . See it, want it, get it

  . The New Face of Television

  . The way TV is meant to be

  . Thumbs Down (logo and text)

  . Thumbs Up (logo and text)

  . TiVo Central

  . TiVo (logo, name and character)

  . TiVolution

  . What you want, when you want it

  . You run the shows

   These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, TiVo has international trademark applications pending for its TiVo logo. TiVo has licensed the use of its name and logo to some of its strategic partners. See "Factors That May Affect Future Operating Results--Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights."

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

Executive Officers and Key Employees

   Our executive officers and key employees and their ages are as follows:

          Name           Age                                   Position
          ----           ---                                   --------

Executive Officers

 Michael Ramsay.........  50 Chairman of the Board, Chief Executive Officer and President
 James Barton...........  42 Sr. Vice President of Research and Development, Chief Technical Officer
 David H. Courtney......  41 Sr. Vice President of Finance and Administration and Chief Financial Officer

Key Employees

 Susan Cashen...........  39 Vice President of Corporate Communications
 Ta-Wei Chien...........  45 Sr. Vice President of Engineering and Operations
 Morgan P. Guenther.....  46 Vice President of Business Development
 Stacy Jolna............  48 Vice President of Programming and Media Relations
 Brodie Keast...........  44 Vice President of Sales and Marketing
 Michael A. Mutz........  48 Vice President of Sales
 Karrin Nicol...........  40 Vice President of Human Resources
 Mark A. Roberts........  39 Vice President of Information Technology and Chief Information Officer
 Robert P. Vallone......  42 Vice President of Service Operations and Customer Service

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

   David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Sr. Vice President of Finance and Administration and Chief Financial Officer. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm's high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a Director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

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

   StarSight Telecast. On January 18, 2000, a suit was filed against TiVo by StarSight Telecast Inc, a subsidiary of Gemstar International Group Limited ("StarSight"), in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of a patent held by StarSight. The suit seeks unspecified monetary damages as well as an injunction against TiVo's operations. It also seeks attorneys' fees and costs. TiVo believes that it has meritorious defenses against this suit and intends to vigorously defend itself. TiVo could be forced to incur material expenses during this defense, and in the event it were to lose this suit its business would be harmed. See "Factors that May Affect Future Operating Results-- Intellectual property claims against us can be costly and could result in the loss of significant rights."

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

   The following table sets forth, for the periods indicated, the high and low per-share closing prices for TiVo's common stock as reported by the NASDAQ National Market:

                                                                   High   Low
                                                                  ------ ------
      Fiscal Year 2000
      ----------------

      First Quarter through March 15, 2000....................... $71.50 $30.50

      Fiscal Year 1999
      ----------------

      Fourth Quarter ended December 31, 1999..................... $51.00 $25.13
      Third Quarter ended September 30, 1999..................... $29.94 $29.94

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

                                            Year Ended          Period from
                                           December 31,       August 4, 1997
                                        --------------------  (Inception), to
                                          1999       1998    December 31, 1997
                                        ---------  --------- -----------------
                                        (in thousands, except per-share data)
Statement of Operations Data:
Subscription revenues.................. $     223  $    --        $  --
Costs and expenses
  Cost of services.....................    (4,067)      --           --
  Research and development.............    (9,727)   (5,614)        (356)
  Sales and marketing..................   (24,502)   (1,277)         (28)
  Sales and marketing-related parties..   (15,172)      --           --
  General and administrative...........    (7,027)   (2,946)        (241)
  Stock-based compensation.............    (1,530)      --           --
  Other operating expense, net.........    (7,210)      --           --
                                        ---------  --------       ------
Loss from operations...................   (69,012)   (9,837)        (625)
                                        ---------  --------       ------
  Interest income......................     2,913       136           49
  Interest expense and other...........      (466)      (20)         (19)
                                        ---------  --------       ------
Net loss............................... $ (66,565) $ (9,721)      $ (595)
                                        =========  ========       ======
Net loss per share
  Basic and diluted.................... $   (5.49) $  (3.25)      $(0.20)
  Weighted average shares..............    12,129     2,990        2,917
                                        As of December 31,
                                        --------------------
                                          1999       1998
                                        ---------  ---------
                                          (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............. $ 139,687  $  2,248
Working capital........................   130,327     1,329
Total assets...........................   152,842     3,543
Long-term portion of obligations under
 capital lease.........................     1,141       --
Total stockholders' equity.............   133,247     2,121

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

   Since the TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscriptions during the holiday shopping season.

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

   We have agreed to make monthly, formula-based payments to Quantum, Philips, and DIRECTV in exchange for key activities and results. Quantum provided us a discount payment for hard disk drives purchased by our manufacturing partners for use in the personal video recorder from Quantum. We have agreed to pay to Philips a per-unit subsidy for each personal video recorder that they manufacture and sell. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service enabled by the personal video recorder. The amount of the payments can vary depending on Philips' manufacturing costs and selling prices. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service. Subsidy payments are renegotiated on an annual basis. We pay DIRECTV a revenue share for our subscription revenues generated from DIRECTV subscribers in exchange for DIRECTV's marketing efforts. Payments made to our strategic partners in exchange for these services are recognized as "sales and marketing expenses-- related parties."

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

                                                             Three Months Ended
                         ---------------------------------------------------------------------------------------------
                         March 31, June 30,  September 30, December 31, March 31, June 30,  September 30, December 31,
                           1998      1998        1998          1998       1999      1999        1999          1999
                         --------- --------  ------------- ------------ --------- --------  ------------- ------------
                                                          (unaudited, in thousands)
Subscription revenues...  $   --   $   --       $   --       $   --      $   --   $     8     $     33      $    182
Costs and expenses
 Cost of services.......      --       --           --           --         (689)    (636)        (749)       (1,993)
 Research and
  development...........     (793)  (1,016)      (1,659)      (2,146)     (1,596)  (1,859)      (2,327)       (3,945)
 Sales and marketing....     (134)    (222)        (354)        (567)     (2,168)  (1,847)      (5,323)      (15,164)
 Sales and marketing --
  related parties.......      --       --           --           --          --      (382)      (4,946)       (9,844)
 General and
  administrative........     (293)    (610)        (706)      (1,337)     (1,125)  (1,057)      (1,757)       (3,088)
 Stock-based
  compensation..........      --       --           --           --          --      (187)        (501)         (842)
 Other operating
  expense, net..........      --       --           --           --           12     (201)      (4,808)       (2,213)
                          -------  -------      -------      -------     -------  -------     --------      --------
Loss from operations....   (1,220)  (1,848)      (2,719)      (4,050)     (5,566)  (6,161)     (20,378)      (36,907)
 Interest income........       18       17           46           55          53      224          614         2,022
 Interest expense and
  other.................       (2)     (11)          (7)         --           (2)    (176)        (281)           (7)
                          -------  -------      -------      -------     -------  -------     --------      --------
Net loss................  $(1,204) $(1,842)     $(2,680)     $(3,995)    $(5,515) $(6,113)    $(20,045)     $(34,892)
                          =======  =======      =======      =======     =======  =======     ========      ========

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

      Cash and cash equivalents................................... $139,687,000
        Average interest rate.....................................         5.80%
      Short-term investments...................................... $  6,168,000
        Average interest rate.....................................         6.22%

   Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements and notes thereto appear on pages 42 to 59 of this Form 10-K.

Index to Financial Statements

Report of Independent Public Accountants....................................  42
Balance Sheets..............................................................  43
Statements of Operations....................................................  44
Statements of Stockholders' Equity..........................................  45
Statements of Cash Flows....................................................  46
Notes to Financial Statements...............................................  47

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

                                          /s/ Arthur Andersen LLP

San Francisco, California
January 17, 2000

                                   TIVO INC.

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................ $139,687,000  $  2,248,000
  Short-term investments...........................    6,168,000       164,000
  Accounts receivable..............................      127,000           --
  Accounts receivable from related parties.........      210,000           --
  Inventories......................................          --        120,000
  Prepaid expenses and other.......................    2,589,000       219,000
                                                    ------------  ------------
    Total current assets...........................  148,781,000     2,751,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $831,000 and $170,000 as of
 December 31, 1999 and 1998, respectively..........    4,061,000       792,000
                                                    ------------  ------------
    Total assets................................... $152,842,000  $  3,543,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Bank overdraft................................... $        --   $    442,000
  Accounts payable.................................    8,432,000       305,000
  Accrued liabilities..............................    4,778,000       675,000
  Accrued marketing--related parties...............    2,349,000           --
  Deferred revenue.................................    2,271,000           --
  Current portion of obligations under capital
   lease...........................................      624,000           --
                                                    ------------  ------------
    Total current liabilities......................   18,454,000     1,422,000
  Long-term portion of obligations under capital
   lease...........................................    1,141,000           --
                                                    ------------  ------------
    Total liabilities..............................   19,595,000     1,422,000
                                                    ------------  ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $0.001:
   Authorized shares at December 31, 1999 and 1998
    are 2,000,000 and 13,000,000, respectively.....
   Issued and outstanding shares at December 31,
    1999 and 1998 are zero and 11,174,427,
    respectively................................... $        --   $ 12,242,000
  Common stock, par value $0.001:
   Authorized shares at December 31, 1999 and 1998
    are 75,000,000 and 25,500,000, respectively....
   Issued and outstanding shares at December 31,
    1999 and 1998 are 37,746,391 and 5,216,937,
    respectively...................................       38,000         5,000
  Additional paid-in capital.......................  235,423,000       190,000
  Deferred compensation............................   (6,170,000)          --
  Prepaid marketing expenses.......................  (16,341,000)          --
  Note receivable..................................   (2,822,000)          --
  Retained deficit.................................  (76,881,000)  (10,316,000)
                                                    ------------  ------------
    Total stockholders' equity.....................  133,247,000     2,121,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $152,842,000  $  3,543,000
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF OPERATIONS

                                                                 Period from
                                   Year Ended December 31,     August 4, 1997
                                   -------------------------   (Inception), to
                                       1999         1998      December 31, 1997
                                   ------------  -----------  -----------------
Subscription revenues............. $    223,000  $       --      $      --
Costs and expenses
  Cost of services................    4,067,000          --             --
  Research and development........    9,727,000    5,614,000        356,000
  Sales and marketing.............   24,502,000    1,277,000         28,000
  Sales and marketing--related
   parties........................   15,172,000          --             --
  General and administrative......    7,027,000    2,946,000        241,000
  Stock-based compensation........    1,530,000          --             --
  Other operating expense, net....    7,210,000          --             --
                                   ------------  -----------     ----------
  Loss from operations............  (69,012,000)  (9,837,000)      (625,000)
    Interest income...............    2,913,000      136,000         49,000
    Interest expense and other....     (466,000)     (20,000)       (19,000)
                                   ------------  -----------     ----------
  Net loss........................ $(66,565,000) $(9,721,000)    $ (595,000)
                                   ============  ===========     ==========
  Net loss per share
    Basic and diluted............. $      (5.49) $     (3.25)    $    (0.20)
                                   ============  ===========     ==========
  Weighted average common shares
   outstanding
    Basic and diluted.............   12,128,560    2,989,717      2,916,664
                                   ============  ===========     ==========


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                           Convertible
                         Preferred Stock           Common Stock
                    --------------------------  -------------------
                                                                     Additional                   Prepaid
                                                                      Paid-In       Deferred     Marketing       Note
                      Shares        Amount        Shares    Amount    Capital     Compensation    Expense     Receivable
                    -----------  -------------  ----------  ------- ------------  ------------  ------------  -----------
 BALANCE, AUGUST
  4, 1997........           --   $         --          --   $   --  $        --   $       --    $        --   $       --
 Issuance of
 common stock for
 cash............           --             --    2,916,664    3,000        7,000          --             --           --
 Issuance of
 Series A
 preferred stock
 at $0.60 per
 share for cash..     5,000,000      2,990,000         --       --           --           --             --           --
 Net loss........           --             --          --       --           --           --             --           --
                    -----------  -------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
  DECEMBER 31,
  1997...........     5,000,000  $   2,990,000   2,916,664  $ 3,000 $      7,000  $       --    $        --   $       --
 Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for cash..     3,660,914      4,609,000         --       --           --           --             --           --
 Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for cash..     2,500,000      4,618,000         --       --           --           --             --           --
 Exercise of
 stock options
 for common
 stock...........           --             --    2,276,458    2,000      130,000          --             --           --
 Common stock
 exchanged for
 services........           --             --      198,586      --        60,000          --             --           --
 Series C
 preferred stock
 exchanged for
 services........        13,513         25,000         --       --           --           --             --           --
 Common stock
 repurchases.....           --             --     (174,771)     --        (7,000)         --             --           --
 Net loss........           --             --          --       --           --           --             --           --
                    -----------  -------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
  DECEMBER 31,
  1998...........    11,174,427  $  12,242,000   5,216,937  $ 5,000 $    190,000  $       --    $        --   $       --
 Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for cash..     1,358,695      4,973,000         --       --           --           --             --           --
 Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for cash..       270,270      1,982,000         --       --           --           --             --           --
 Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for cash..       405,405      2,960,000         --       --           --           --             --           --
 Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for cash..     1,013,513      7,431,000         --       --           --           --             --           --
 Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for cash..     1,351,351      9,992,000         --       --           --           --             --           --
 Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for cash..     3,121,994     31,494,000         --       --           --           --             --           --
 Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for cash..     3,123,789     31,740,000         --       --           --           --             --           --
 Conversion of
 preferred stock
 to common
 stock...........   (21,819,444)  (102,814,000) 21,819,444   22,000  102,792,000          --             --           --
 Issuance of
 preferred stock
 warrants for
 services........           --             --          --       --    12,828,000          --     (12,454,000)         --
 Issuance of
 common stock
 through initial
 public offering,
 net of issuance
 costs...........           --             --    6,166,875    6,000   90,249,000          --             --           --
 Issuance of
 common stock for
 marketing
 services........           --             --    1,852,329    2,000   12,038,000          --     (12,040,000)         --
 Issuance of
 common stock for
 marketing
 services and
 note
 receivable......           --             --    1,128,867    1,000    7,336,000          --      (4,515,000)  (2,822,000)
 Issuance of
 common stock
 warrants for
 services........           --             --          --       --       498,000          --             --           --
 Exercise of
 stock options
 for common
 stock...........           --             --      525,064    1,000    1,191,000          --             --           --
 Exercise of
 warrants for
 common stock....           --             --    1,125,234    1,000       (1,000)         --             --           --
 Common stock
 exchanged for
 services........           --             --      137,983      --       605,000          --             --           --
 Common stock
 repurchases.....           --             --     (226,342)     --       (28,000)         --             --           --
 Amortization of
 prepaid
 marketing
 expenses........           --             --          --       --           --           --      12,668,000          --
 Amortization of
 warrants for
 services........           --             --          --       --        25,000          --             --           --
 Recognition of
 deferred
 compensation....           --             --          --       --     7,700,000   (7,700,000)           --           --
 Stock-based
 compensation
 expense.........           --             --          --       --           --     1,530,000            --           --
 Net loss........           --             --          --       --           --           --             --           --
                    -----------  -------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
  DECEMBER 31,
  1999...........           --   $         --   37,746,391  $38,000 $235,423,000  $(6,170,000)  $(16,341,000) $(2,822,000)
                    ===========  =============  ==========  ======= ============  ===========   ============  ===========
                      Retained
                      Deficit        Total
                    ------------- -------------
 BALANCE, AUGUST
  4, 1997........   $        --   $        --
 Issuance of
 common stock for
 cash............            --         10,000
 Issuance of
 Series A
 preferred stock
 at $0.60 per
 share for cash..            --      2,990,000
 Net loss........       (595,000)     (595,000)
                    ------------- -------------
 BALANCE,
  DECEMBER 31,
  1997...........   $   (595,000) $  2,405,000
 Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for cash..            --      4,609,000
 Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for cash..            --      4,618,000
 Exercise of
 stock options
 for common
 stock...........            --        132,000
 Common stock
 exchanged for
 services........            --         60,000
 Series C
 preferred stock
 exchanged for
 services........            --         25,000
 Common stock
 repurchases.....            --         (7,000)
 Net loss........     (9,721,000)   (9,721,000)
                    ------------- -------------
 BALANCE,
  DECEMBER 31,
  1998...........   $(10,316,000) $  2,121,000
 Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for cash..            --      4,973,000
 Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for cash..            --      1,982,000
 Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for cash..            --      2,960,000
 Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for cash..            --      7,431,000
 Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for cash..            --      9,992,000
 Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for cash..            --     31,494,000
 Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for cash..            --     31,740,000
 Conversion of
 preferred stock
 to common
 stock...........            --            --
 Issuance of
 preferred stock
 warrants for
 services........            --        374,000
 Issuance of
 common stock
 through initial
 public offering,
 net of issuance
 costs...........            --     90,255,000
 Issuance of
 common stock for
 marketing
 services........            --            --
 Issuance of
 common stock for
 marketing
 services and
 note
 receivable......            --            --
 Issuance of
 common stock
 warrants for
 services........            --        498,000
 Exercise of
 stock options
 for common
 stock...........            --      1,192,000
 Exercise of
 warrants for
 common stock....            --            --
 Common stock
 exchanged for
 services........            --        605,000
 Common stock
 repurchases.....            --        (28,000)
 Amortization of
 prepaid
 marketing
 expenses........            --     12,668,000
 Amortization of
 warrants for
 services........            --         25,000
 Recognition of
 deferred
 compensation....            --            --
 Stock-based
 compensation
 expense.........            --      1,530,000
 Net loss........    (66,565,000)  (66,565,000)
                    ------------- -------------
 BALANCE,
  DECEMBER 31,
  1999...........   $(76,881,000) $133,247,000
                    ============= =============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF CASH FLOWS

                                                                 Period from
                                   Year Ended December 31,     August 4, 1997
                                   -------------------------   (Inception), to
                                       1999         1998      December 31, 1997
                                   ------------  -----------  -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss......................... $(66,565,000) $(9,721,000)    $ (595,000)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization..      661,000      242,000         15,000
   Issuance of preferred stock
    warrants for services.........      374,000          --             --
   Issuance of common stock
    warrants for services.........      498,000          --             --
   Common stock exchanged for
    services......................      605,000       85,000            --
   Amortization of prepaid
    marketing expenses............   12,668,000          --             --
   Amortization of warrants for
    services......................      110,000          --             --
   Stock-based compensation
    expense.......................    1,530,000          --             --
 Changes in current assets and
  liabilities:
   Accounts receivable............     (337,000)         --             --
   Inventories....................      120,000     (120,000)           --
   Prepaid expenses and other.....   (2,455,000)    (162,000)       (57,000)
   Accounts payable...............    8,127,000      188,000        117,000
   Accrued liabilities............    4,103,000      649,000         26,000
   Accrued marketing--related
    parties.......................    2,349,000          --             --
   Deferred revenue...............    2,271,000          --             --
                                   ------------  -----------     ----------
     Net cash used in operating
      activities..................  (35,941,000)  (8,839,000)      (494,000)
                                   ------------  -----------     ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Acquisition of property and
    equipment, net................   (3,930,000)    (673,000)      (376,000)
   Purchase of short-term
    investments...................   (6,004,000)    (144,000)       (20,000)
                                   ------------  -----------     ----------
     Net cash used in investing
      activities..................   (9,934,000)    (817,000)      (396,000)
                                   ------------  -----------     ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from issuance of
  convertible preferred stock,
  net of issuance costs...........   90,572,000    9,227,000      2,990,000
 Proceeds from issuance of common
  stock through initial public
  offering, net of issuance
  costs...........................   90,255,000          --             --
 Proceeds from issuance of common
  stock and exercise of stock
  options.........................    1,192,000      132,000         10,000
 Repurchase of common stock.......      (28,000)      (7,000)           --
 Net borrowings under capital
  lease...........................    1,765,000          --             --
 Borrowings under line of
  credit..........................          --       610,000            --
 Repayments under line of
  credit..........................          --      (610,000)           --
 (Decrease) increase in bank
  overdraft.......................     (442,000)     442,000            --
                                   ------------  -----------     ----------
     Net cash provided by
      financing activities........  183,314,000    9,794,000      3,000,000
                                   ------------  -----------     ----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS......................  137,439,000      138,000      2,110,000
CASH AND CASH EQUIVALENTS:
 Balance at beginning of period...    2,248,000    2,110,000            --
                                   ------------  -----------     ----------
 Balance at end of period......... $139,687,000  $ 2,248,000     $2,110,000
                                   ============  ===========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
 Cash paid for interest........... $     41,000  $    19,000     $      --
 Stock issued for a note
  receivable......................    2,822,000          --             --
 Equipment acquired under capital
  lease...........................    1,978,000          --             --
 Deferred stock-based
  compensation....................    7,700,000          --             --

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

                                   TIVO INC.

Property and Equipment

   Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives as follows:

      Furniture and fixtures.......................................... 3-5 years
      Computer and office equipment................................... 3-5 years
      Lab equipment...................................................   3 years
      Leasehold improvements..........................................   7 years
      Capitalized software............................................ 1-5 years

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

Net Loss Per Common Share

   Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of all net loss per share amounts do not include repurchasable common stock issued to DIRECTV (see Note 10) and unvested, repurchasable common stock issued under the employee stock option plans (see Notes 7 and 8).

                                   TIVO INC.

   Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive common share equivalents:

                                                                December 31,
                                                            --------------------
                                                              1999       1998
                                                            --------- ----------
      Repurchasable common stock........................... 1,364,366  2,024,187
      Options to purchase common stock..................... 4,346,522  1,235,000
      Warrants to purchase common stock....................       --         --
      Convertible preferred stock warrants.................       --      52,083
      Convertible preferred stock..........................       --  11,174,427
                                                            --------- ----------
                                                            5,710,888 14,485,697
                                                            ========= ==========

Stock-Based Compensation and Stock Exchanged for Services

   The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. No stock compensation expense was recorded in 1998 and 1997. The Company has recorded stock-based compensation expense of $1.5 million for the year ended December 31, 1999. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

                                   TIVO INC.

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

3. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consists of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ----------  ---------
      Furniture and fixtures............................. $  184,000  $  16,000
      Computer and office equipment......................  3,384,000    946,000
      Lab equipment......................................    559,000        --
      Leasehold improvements.............................    287,000        --
      Capitalized software...............................    478,000        --
                                                          ----------  ---------
                                                           4,892,000    962,000
      Accumulated depreciation...........................   (831,000)  (170,000)
                                                          ----------  ---------
      Property and equipment, net........................ $4,061,000  $ 792,000
                                                          ==========  =========

                                   TIVO INC.

   Equipment under capital leases was $1,978,000 and zero as of December 31, 1999 and 1998. Depreciation and amortization expense was $661,000, $155,000 and $15,000 for the years ended December 31, 1999 and 1998 and the period from August 4, 1997 (Inception) to December 31, 1997, respectively.

4. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
      Marketing and promotions............................. $2,012,000 $223,000
      Consulting and outside services......................    750,000   11,000
      Compensation and vacation............................    626,000  213,000
      Commissions..........................................    227,000      --
      Employee stock purchase plan.........................    491,000      --
      Legal and accounting.................................    188,000   86,000
      Other................................................    484,000  142,000
                                                            ---------- --------
                                                            $4,778,000 $675,000
                                                            ========== ========

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

   Significant components of deferred tax assets were as follows as of December 31, 1999:

      Net operating loss carryforwards............................ $ 30,081,834
      Tax credit carryforwards....................................      269,287
      Temporary differences, net..................................      654,733
                                                                   ------------
      Gross deferred tax assets...................................   31,005,854
      Valuation allowance.........................................  (31,005,854)
                                                                   ------------
        Net deferred tax assets................................... $        --
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

                                   TIVO INC.

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

   The Company's initial public offering ("IPO") of 6,166,875 shares of common stock with net proceeds of $90.3 million was effective on September 29, 1999 and closed on October 5, 1999. At the closing date, the preferred stock was converted into common stock on a one-for-one basis and the warrants were exercised. The Company issued 1,125,234 shares of common stock as a result of the exercise of common stock warrants.

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

                                   TIVO INC.

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

1999 Employee Stock Purchase Plan

   In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27

                                   TIVO INC.

months. The number of shares reserved for issuance under this plan is 600,000 subject to automatic annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or
(iii) a smaller number as determined by the board of directors.

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

                                      Year Ended
                                     December 31,
                               -------------------------
                                                             Period from
                                                           August 4, 1997
                                                           (Inception), to
                                   1999         1998      December 31, 1997
                               ------------  -----------  -----------------
   Net loss, as reported.....  $(66,565,000) $(9,721,000)     $(595,000)
   Pro forma effect of SFAS
    No. 123..................    (4,100,000)     (10,000)           --
                               ------------  -----------      ---------
   Net loss, pro forma.......  $(70,665,000) $(9,731,000)     $(595,000)
                               ============  ===========      =========
   Basic and diluted loss per
    share, as reported.......  $      (5.49) $     (3.25)     $   (0.20)
                               ============  ===========      =========
   Basic and diluted loss per
    share, pro forma.........  $      (5.83) $     (3.25)     $   (0.20)
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

   A summary of the status of the 1997 Plan, the 1999 Plan and the Director's Plan is presented in the table and narrative below:

                                                Range of     Weighted Average
                                   Shares    Exercise Prices  Exercise Price
                                 ----------  --------------- ----------------
   Outstanding at December 31,
    1997........................    700,000                       $ .04
                                 ----------                       -----
   Granted......................  3,006,458    $.04--$.45           .15
   Exercised.................... (2,276,458)                        .06
   Canceled.....................   (195,000)                        .04
                                 ----------                       -----
   Outstanding at December 31,
    1998........................  1,235,000                       $ .27
                                 ----------                       -----
   Granted......................  4,307,087   $1.00--$39.94        8.46
   Exercised....................   (525,064)                       2.29
   Canceled.....................   (670,501)                       5.25
                                 ----------                       -----
   Outstanding at December 31,
    1999........................  4,346,522                       $7.37
                                 ----------                       -----

   The weighted average fair value of options granted during 1999 and 1998 is $10.15 and $.02, respectively. Of the options outstanding at December 31, 1999 and 1998, 1,270,888 and 93,542 are vested, respectively. The Company repurchased 226,342 and 174,771 unvested options during 1999 and 1998, respectively, upon the optionees' terminating employment with the Company.

                                   TIVO INC.

   The options outstanding have the following contractual lives:

          December 31, 1999                        December 31, 1998
----------------------------------------   -------------------------------------
 Number of                    Weighted      Number of                Weighted
  Options                      Average       Options                  Average
Outstanding     Range of      Remaining    Outstanding               Remaining
    and         Exercise     Contractual       and       Exercise   Contractual
Exercisable      Prices         Life       Exercisable    Prices       Life
-----------   ------------   -----------   -----------   --------   -----------
   55,000     $       0.04   7.75 years        55,000     $0.04      9.25 years
  217,250             0.13   8.51 years       504,000      0.13      9.50 years
  142,250             0.20   8.76 years       169,000      0.20      9.75 years
  264,700             0.45   8.91 years       507,000      0.45     10.00 years
  299,282             1.00   9.16 years
  240,500             2.50   9.20 years
  299,700       4.00--5.00   9.34 years
2,193,817       6.50--9.50   9.51 years
  319,523     10.50--11.00   9.72 years
   75,000            16.00   9.95 years
  203,500     25.13--37.63   9.93 years
   36,000     38.93--39.94   9.91 years
---------                                   ---------
4,346,522                                   1,235,000
=========                                   =========

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

                                   TIVO INC.

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

   The Company recognized $10.4 million of sales and marketing expense--related parties for the year ended December 31, 1999 related to these warrants.

DIRECTV Agreement

   The Company entered into an agreement with DIRECTV to promote and offer support for the TiVo Service and products that enable the TiVo Service (the "DIRECTV Agreement"). Under the DIRECTV Agreement, DIRECTV will provide a variety of marketing and sales support to promote TiVo and the TiVo Service, collaborate on certain product development efforts and make a portion of the bandwidth capacity of DIRECTV's satellite network available to TiVo.

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

   Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing--related parties expense as the bandwidth services are provided over the three year service period. As of December 31, 1999, the three-year service period had not yet begun. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share.

   The value of the common stock issued to DIRECTV and recorded as prepaid marketing expense of $16.5 million is recognized as a sales and marketing-- related parties expense ratably as the services are provided to TiVo over the contractual service periods under the agreement.

   In addition to the equity consideration for DIRECTV's marketing services described above, DIRECTV will receive a percentage of TiVo's subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as earned and included in sales and marketing expense--related parties.

                                   TIVO INC.

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

Creative Artists Agency Agreement

   In July 1999, the Company entered into an agreement with Creative Artists Agency, LLC, ("CAA"), for the marketing and promotional support of the personal video recorder. CAA was issued warrants to purchase 192,123 shares of Series I preferred stock for $10.41 per share. The Company expenses the estimated fair value of the warrants of $1.4 million over one year. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: one year term; deemed fair value at the date of issuance of $8.50 per share; a risk-free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. As a result of CAA's exercise of these warrants, upon the closing of the initial public offering, TiVo issued 67,122 shares of preferred stock. The 67,122 shares of preferred stock were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

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

                                   TIVO INC.

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

   Future minimum lease payments as of December 31, 1999, by year are as follows:

                                                         Capital
                  Year             Facilities Leases Equipment Lease    Total
                  ----             ----------------- --------------- -----------
      2000........................    $ 1,802,000      $  624,000    $ 2,426,000
      2001........................      2,814,000         670,000      3,484,000
      2002........................      2,899,000         471,000      3,370,000
      2003........................      2,987,000             --       2,987,000
      2004 and thereafter.........     10,055,000             --      10,055,000
                                      -----------      ----------    -----------
        Total.....................    $20,557,000      $1,765,000    $22,322,000
                                      ===========      ==========    ===========

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

                                   TIVO INC.

12. RETIREMENT PLAN

   In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan") available to employees who meet the plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers and Directors

   The Company's Amended and Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified.

   The Board of Directors is presently composed of eleven members. The names of the executive officers and directors, their ages as of March 31, 2000 and certain other information about them are set forth below:

                                                                       Director
             Name             Age              Position                 Since
             ----             ---              --------                --------
 Executive Officers
  Michael Ramsay(1)..........  50 Chairman, Chief Executive Officer      1997
                                  and President of the Company
  James Barton(1)............  42 Vice President of Research and         1997
                                  Development and
                                  Chief Technical Officer of the
                                  Company
  David H. Courtney..........  41 Vice President of Finance and
                                  Administration and Chief Financial
                                  Officer of the Company
 Directors
  Stewart Alsop(1)(3)........  47 General Partner, New Enterprise        1997
                                  Associates
  Larry N. Chapman(2)........  45 Executive Vice President, DIRECTV,     1999
                                  Inc.
  John S. Hendricks..........  47 Chairman, Chief Executive Officer,     1999
                                  Discovery Communications, Inc.
  Michael J. Homer(2)........  41 Senior Vice President -America         1999
                                  Online, Inc.
  Randy Komisar(1)(3)........  45 Strategic advisor to various start     1998
                                  up companies
  Margaret Murphy............  33 Vice President Business                1999
                                  Development, NBC Interactive Media
  Jan P. Oosterveld..........  55 Senior Director of Corporate           1999
                                  Strategy for Royal Philips
                                  Electronics Group of Companies
  Howard Stringer............  57 Chairman, Chief Executive Officer,     1999
                                  Sony Corporation of America, Inc.
  Geoffrey Y. Yang(1)(2)(3)..  40 General partner, Institutional         1997
                                  Venture Partners

--------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

   There are no family relationships among any of the directors, executive officers or key employees of the Company.

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

   James Barton is a co-founder of TiVo and has served as TiVo's Vice President of Research and Development, Chief Technical Officer and director since its inception. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of SGI and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager of the Systems Software Division of SGI. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

   David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Sr. Vice President of Finance and Administration and Chief Financial Officer. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm's high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a Director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

   Stewart Alsop has served as a director of TiVo since October 1997. Since 1998, Mr. Alsop has served as a general partner at New Enterprise Associates, a venture capital investment firm. Mr. Alsop was a venture partner at New Enterprise Associates from 1996 to 1998. Mr. Alsop is also a columnist for Fortune magazine. From June 1991 to 1996, Mr. Alsop served as Senior Vice President and Editor-in-Chief of InfoWorld Media Group, Inc., which publishes InfoWorld, a weekly newspaper for information-technology professionals.
Mr. Alsop also serves on the board of directors of Be Inc., a manufacturer of computer operating systems; Egreetings Network, a provider of internet services; and Netcentives, a provider of online direct marketing products and services. He holds a B.A. degree in English from Occidental College.

   Larry N. Chapman has served as a director of TiVo since April 1999. Since 1998, Mr. Chapman has been the Executive Vice President of DIRECTV, Inc., a leading digital television service provider and a unit of Hughes Electronics Corporation. Prior to serving as Executive Vice President of DIRECTV, Mr. Chapman served in a number of capacities for DIRECTV since its inception in 1990, including Senior Vice President of Special Markets and Distribution, Senior Vice President of Programming, and Vice President of Business Affairs and Development. Mr. Chapman holds a B.S. degree and M.S. degree in Electrical Engineering from the University of Florida.

   John S. Hendricks has served as a director of TiVo since September 1999. Mr. Hendricks is the Chairman and Chief Executive Officer of Discovery Communications, Inc., a privately held, diversified media company, which he founded in 1982. He is also a member of the board of directors of Excalibur Technologies Corporation, a software solutions company; Interactive Pictures Corporation, an interactive photography and imaging company; the National Museum of Natural History, Smithsonian Institution; the James Madison Council, the Library of Congress; and the National Cable Television Association. Mr. Hendricks is a member of the advisory board of the Lowell Observatory, Chairman of the board of trustees of the Walter Kaltz Foundation and Co-chair of the CEO Forum on Education and Technology. Mr. Hendricks holds a B.A. degree and an honorary doctorate from the University of Alabama.

   Michael J. Homer has served as a director of TiVo since July 1999. Mr. Homer has been employed with Netscape Communications Corporation, an Internet software company, since October 1994 and has served as a Senior Vice President of AOL since March 1998. From July 1997 to March 1998, he was Executive Vice President of Sales and Marketing for Netscape, and from October 1994 to July 1997, he served as Netscape's Vice President of Marketing. Prior to joining Netscape, Mr. Homer served as Vice President of Engineering for GO Corporation. Mr. Homer holds a B.S. degree in Finance from the University of California at Berkeley.

   Randy Komisar has served as a director of TiVo since March 1998. Since 1996, Mr. Komisar has been a strategic business advisor to various startup companies. Since November 1997, Mr. Komisar has served as a director of IQ.commerce Corp., an online promotions and merchandising services company. Mr. Komisar was President and Chief Executive Officer of Crystal Dynamics Inc., a video game development and publishing company, between May 1995 and June 1996. He served as President and Chief Executive Officer of LucasArts Entertainment Company, a digital entertainment company, between January 1994 and May 1995. Mr. Komisar holds a B.A. degree in Economics from Brown University and a J.D. degree from Harvard Law School.

   Margaret Murphy has served as a director of TiVo since September 1999. Ms. Murphy is Vice President for Business Development for NBC Interactive Media, with responsibility for investments in Internet and Interactive TV companies and for managing a production group that develops the National Broadcasting Company's ("NBC") Interactive TV programming. NBC Multimedia, Inc., an owner of common stock of TiVo, is the legal entity for NBC's Interactive Media division. Ms. Murphy has been employed by NBC since March 1996. Before that time, Murphy worked in the business development group at Reuters New Media Inc., where she managed new acquisition and joint venture projects starting in August 1994. Ms. Murphy received a BA in Economics from Georgetown University and an MBA from New York University.

   Jan P. Oosterveld has served as a director of TiVo since September 1999. Since 1972, Mr. Oosterveld has been employed with the Royal Philips Electronics Group of Companies, an electronics company. Since May 1997, he has served as Senior Director of Corporate Strategy of Philips and a member of Royal Philips Electronics' Group Management Committee. Since April 1999, he also has served as a director of Philips Venture Capital Fund B.V. Prior to 1997, Mr. Oosterveld was involved in the management of Philips' Key Modules division. Mr. Oosterveld holds a Masters degree in Business Administration from the Instituto de Estudios Superiors de la Empresa in Barcelona, Spain.

   Howard Stringer has served as a director of TiVo since September 1999. Mr. Stringer has been Chairman and Chief Executive Officer of Sony Corporation of America, Inc., an entertainment, media and consumer goods company, since December 1998, with Sony Music Entertainment Inc., Sony Pictures Entertainment, Sony Online Entertainment, and Sony Development reporting to him. He joined Sony in May 1997, and was named to the board of directors of Sony Corporation, a consumer electronics and entertainment company, in June 1999. From March 1995 to April 1997, Mr. Stringer was Chairman and CEO of TELE-TV, a company formed by Bell Atlantic, Nynex and Pacific Telesis. Prior to that, Mr. Stringer had been President of the CBS Broadcast Group from 1988 to 1995. Mr. Stringer also serves on the board of directors of Applied Graphics Technologies, Inc., a provider of digital pre-press services to publishers, and Loews Cineplex Entertainment Corp., a theatre exhibition company. Mr. Stringer holds a B.A. and an M.A. degree in Modern History from Oxford University.

   Geoffrey Y. Yang has served as a director of TiVo since October 1997. Since 1989, Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm. Mr. Yang is a director of MMC Networks, Inc., a developer of network processors, Ask Jeeves, Inc., a provider of natural-language question answering services on the Internet, and Turnstone Systems, Inc., a provider of products that enable DSL services. Mr. Yang holds a B.A. degree in economics from Princeton University, a B.S.E. degree in Engineering and Management Systems from Princeton University and an M.B.A. degree from Stanford University

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 1999 all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

   Each non-employee director of the Company is eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are also executive officers do not receive any additional compensation for serving as members of the Board or any committee of the Board.

   Each non-employee director of the Company also receives stock option grants under the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

   Option grants under the Directors' Plan are non-discretionary. Under the Director's Plan, non-employee directors are granted a nonstatutory option to purchase 20,000 shares of common stock on the date on which such person is first elected or appointed a director. Options initially granted under the Directors' Plan vest over a two year period at a rate of 1/24th per month. In addition, on the day after each of our annual meetings of stockholders, starting with the annual meeting in 2001, each non-employee director will automatically receive an option for 10,000 shares if the director has been a non-employee director for at least the prior eighteen months. This option will be fully vested upon its grant. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant.

   Options granted under the Director's Plan have a term of 10 years, but options terminate three months after the optionholder's service as a director, an employee or a consultant to the Company or its affiliates terminates. If such termination is due to the optionholder's disability, the exercise period is extended to 12 months. If such termination is due to the optionholder's death or if the optionholder dies within three months after his or her service terminates, the exercise period is extended to 18 months following death. The optionholder may transfer the option by gift to immediate family or for estate-planning purposes. The optionholder also may designate a beneficiary to exercise the option following the optionholder's death. Otherwise, the option exercise rights will pass by the optionholder's will or by the laws of descent and distribution. Upon a change in control of the Company, the vesting and exercisability of outstanding options will accelerate, and the options will terminate unless an acquiring corporation assumes or replaces outstanding options.

   During the last fiscal year, the Company granted options covering 20,000 shares to each non-employee director of the Company (in one case to an affiliate of a non-employee director), at exercise prices per share ranging from $8.50 to $11.00. As of March 31, 2000, options to purchase 21,667 shares had been exercised under the Directors' Plan.

Compensation of Executive Officers

   The following table shows for the fiscal years ended December 31, 1999 and 1998 compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its two executive officers at December 31, 1999.

                       Summary of Executive Compensation

                                                              Long-Term
                                   Annual Compensation       Compensation
                              ------------------------------ ------------
                                                              Securities
                                                Other Annual  Underlying   All Other
   Name and Principal          Salary    Bonus  Compensation Options/SARs Compensation
        Position         Year   ($)       ($)       ($)          (#)          ($)
   ------------------    ---- --------  ------- ------------ ------------ ------------
Michael Ramsay.......... 1999 $218,750  $   --      $--        650,000        $--
 Chairman of the Board,  1998 $150,000  $   --      $--            --         $--
 President and Chief
 Executive Officer
James Barton............ 1999 $195,833  $   --      $--        100,000        $--
 Vice President of       1998 $148,000  $   --      $--            --         $--
 Research and
 Development, Chief
 Technical Officer and
 Director
David H. Courtney....... 1999 $187,500* $69,000     $--        305,782        $--
 Vice President of       1998 $    --   $   --      $--            --         $--
 Finance and
 Administration and
 Chief Financial Officer

--------
* Mr. Courtney joined TiVo in 1999. His annualized 1999 salary was $225,000.

Stock Option Grants and Exercises

   The Company grants options to its executive officers under its 1997 Equity Incentive Plan and 1999 Equity Incentive Plan. As of March 31, 2000, options to purchase a total of 4,469,933 shares were outstanding under the 1997 and 1999 Equity Incentive Plans and options to purchase 4,889,499 shares remained available for grant thereunder.

   The following tables show, for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year-end by, the executive officers listed on the "Summary of Executive Compensation" table above. The exercise price of each option was equal to the fair value of our common stock as valued by the Board of Directors on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair value on the exercise date or through a cashless exercise procedure involving same-day sale of the purchased shares.

   The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% or 10% appreciation are calculated by:

  . mulitiplying the number of shares of common stock subject to a given option by the exercise price per share;

  . assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiriation of the options; and

  .  subtracting from that result the aggregate option exercise price.

   The shares listed in the following table under "Number of Securities Underlying Options/SARs Granted" are subject to vesting. The stock options listed in the table vest ratably over forty-eight months. Each of the options has a ten-year term, subject to earlier termination if the optionee's service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. See the section below entitled "Certain Relationships and Related Transactions" for a description of the stock options that have been granted to Mr. Ramsay, Mr. Barton and Mr. Courtney.

   Percentages shown under "Percent of Total Options / SARs Granted to Employees in 1999" are based on 4,307,487 options granted to our employees during the year ended December 31, 1999.

          Option / SAR Grants During the Year Ended December 31, 1999

                             Individual Grants
                         -------------------------
                                                                        Potential Realizable
                                                                          Value at Assumed
                          Number of    % of Total                       Annual Rates of Stock
                          Securities  Options/SARs Exercise              Price Appreciation
                          Underlying   Granted to  or Base                 for Option Term
                         Options/SARs Employees in   Price   Expiration ---------------------
          Name           Granted (#)      1999     ($/Share)    Date      5% ($)    10% ($)
          ----           ------------ ------------ --------  ---------- ---------- ----------
Michael Ramsay..........   650,000       15.09%     $6.50     6/15/09   $2,657,080 $6,733,562
James Barton............   100,000        2.32%     $6.50     6/15/09   $  408,782 $1,035,933
David H. Courtney.......   305,782        7.10%     $1.00     3/11/09   $  192,305 $  487,338

   The following table sets forth the number and value of securities underlying unexercised options that are held by the executive officers listed on the "Summary of Executive Compensation" table above. Amounts shown under the column "Value Realized" include the proceeds received from the options exercised, which is calculated by multiplying the deemed fair value per share on the date of exercise less the option exercise price per share times the number of shares exercised. Amounts shown under the column "Value of Unexercised In-the-Money Options / SARs at December 31, 1999" are based on the closing price of our common stock ($33.75) on December 31, 1999, as reported on the NASDAQ Stock Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. The Company's stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by the Company at the original exercise price, upon the optionholder's cessation of service prior to the vesting of the shares.

    Aggregated Option/SAR Exercises during the Year Ended December 31, 1999, and Option/SAR Values as of December 31, 1999

                                                                              Value of
                                                   Number of Securities     Unexercised,
                                                  Underlying Unexercised    In-the-Money
                                                     Options/SARs at       Options/SARs at
                                          Value     December 31, 1999     December 31, 1999
                         Shares Acquired Realized    (#) Exercisable/     ($) Exercisable/
          Name           on Exercise (#)   ($)        Unexercisable         Unexercisable
          ----           --------------- -------- ---------------------- -------------------
Michael Ramsay..........        --       $    --       650,000 / --      $17,712,500 / $ --
James Barton............        --       $    --       100,000 / --      $ 2,725,000 / $ --
David H. Courtney.......     75,000      $262,500      230,782 / --      $ 7,558,110 / $ --

Employment, Severance and Change of Control Agreements

   The Board of Directors has approved change of control provisions for stock options granted to all employees, including our executive officers. Pursuant to the change of control provisions, employees are entitled to acceleration of vesting on a portion of stock options held by them in the event the employee is terminated or his or her job is materially changed following a change of control of the company. If change of control provisions are triggered, non-executive officer employees are entitled to acceleration of 25% of their unvested options and executive officer employees are entitled to acceleration of 50% of their unvested options. Under stock options granted to them, Mr. Ramsay and Mr. Barton are entitled to accelerated vesting on all of their outstanding options if the change of control provisions of their option grants are triggered.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the ownership of the Company's common stock as of April 5, 2000 by: (i) each director; (ii) each of the executive officers named in the "Summary of Executive Compensation" table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                  Beneficial Owner                  Beneficial Ownership(1)
                  ----------------                  -----------------------
                                                     Number of     Percent of
          Executive Officers and Directors            Shares          Total
          --------------------------------          -------------- ------------
   Michael Ramsay (2).............................       2,764,999         7.3%
   James Barton (3)...............................       1,724,999         4.6%
   David Courtney (4).............................         305,782          *
   Geoffrey Y. Yang (5)...........................       4,237,204        11.2%
   Stewart Alsop (6)..............................       4,237,204        11.2%
   Larry N. Chapman (8)...........................       3,406,601         9.0%
   Howard Stringer (12)...........................       2,663,482         7.0%
   Jan P. Oosterveld (10).........................       1,371,351         3.6%
   Margaret Murphy (13)...........................       1,033,513         2.7%
   John S. Hendricks (11).........................         740,461         2.0%
   Randy Komisar (7)..............................         253,133          *
   Michael J. Homer (9)...........................          20,000          *

                   5% Stockholders
                   ---------------
   Entities Affiliated with Institutional Venture        4,217,204        11.2%
    Partners (5)..................................
    3000 Sand Hill Road
    Building 2, Suite 290
    Menlo Park, CA 94025
   Entities Affiliated with New Enterprise               4,217,204        11.2%
    Associates (6)................................
    2490 Sand Hill Road
    Menlo Park, CA 94025
   DIRECTV, Inc. (8)..............................       3,386,601         9.0%
    2230 East Imperial Highway
    El Segundo, CA 90245
   Sony Corporation of America, Inc. (12).........       2,643,482         7.0%
    550 Madison Avenue
    New York, NY 10022
   All executive officers and directors as a group      22,758,729        60.3%
    (12 persons) (14).............................

--------
*  Less than one percent
(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 37,758,777 shares outstanding on April 5, 2000 adjusted as required by rules promulgated by the SEC.
(2) Includes 364,592 shares subject to repurchase by the Company within 60 days of April 5, 2000 and also includes 650,000 shares Mr. Ramsay has the right to acquire pursuant to outstanding options exercisable within 60 days, none of which will have vested.
(3) Includes 364,592 shares subject to repurchase by the Company within 60 days of April 5, 2000 and also includes 100,000 shares Mr. Barton has the right to acquire pursuant to outstanding options exercisable within 60 days, none of which will have vested.

(4) Includes 679 shares subject to repurchase by the Company within 60 days of April 5, 2000 and also includes 230,782 shares Mr. Courtney has the right to acquire pursuant to outstanding options exercisable within 60 days, 8,494 shares of which will have vested.
(5) Includes 4,041,747 shares of stock owned by Institutional Venture Partners VII, L.P. ("IVP"), 83,638 shares of stock owned by Institutional Venture Management VII, L.P. ("IVM VII") and 91,819 shares of stock owned by IVP Founders Fund I, L.P. ("FFI"). Mr. Yang, one of our directors, is a general partner of IVM VII, the general partner of IVP, and a general partner of Institutional Venture Management VI, L.P., the general partner of FFI. Mr. Yang disclaims beneficial ownership of these shares except to the extent of his individual partnership interests, but exercises sole voting and investment power with respect to 13,700 shares and shared voting and investment power with respect to the remainder of these shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 11,667 shares of which will not have vested.
(6) Represents (a) 41,667 shares held by NEA Presidents Fund, L.P., (b) 8,333 shares held by NEA Ventures 1997, L.P., and (c) 4,167,204 shares held by New Enterprise Associates VII, L.P. Mr. Alsop, one of our directors, is a limited partner of NEA Partners VII, which is the general partner of New Enterprise Associates VII, L.P. Mr. Alsop disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein. Mr. Alsop is not a partner of NEA Presidents Fund L.P. or NEA Ventures 1997, L.P. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 11,667 shares of which will not have vested.
(7) Includes 156,250 shares Mr. Komisar acquired pursuant to the exercise of stock options, 84,635 shares of which will be vested within 60 days. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 11,667 shares of which will not have vested.
(8) Includes 3,386,601 shares held by DIRECTV, Inc. Mr. Chapman is an officer of DIRECTV, Inc. and is a member of our board of directors. Mr. Chapman disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 11,667 shares of which will not have vested.
(9) Includes 11,667 shares subject to repurchase by the Company within 60 days of April 5, 2000.
(10) Includes 1,351,351 shares held by Philips Venture Capital Fund B.V. Mr. Oosterveld is an officer of Royal Philips Electronics B.V., an affiliate of Philips Venture Capital Fund B.V., and is a member of our board of directors. Mr. Oosterveld disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 11,667 shares of which will not have vested.
(11) Includes 720,461 shares held by Discovery Communications, Inc. Mr. Hendricks is an officer of Discovery Communications, Inc. and is a member of our board of directors. Mr. Hendricks disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 13,334 shares of which will not have vested.
(12) Includes 2,643,482 shares held by Sony Corporation of America, Inc. Mr. Stringer is an officer of Sony Corporation of America, Inc. and a member of our board of directors. Mr. Stringer disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, all of which have been assigned by Mr. Stringer to Sony Corporation of America and 13,333 shares of which will not have vested.
(13) Includes 1,013,513 shares held by NBC Multimedia, Inc., a wholly owned subsidiary of National Broadcasting Company, Inc. Ms. Murphy is an officer of National Broadcasting Company, Inc. and is a member of our board of directors. Ms. Murphy disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000, 13,333 shares of which will not have vested.
(14) Includes 1,140,782 shares subject to options exercisable within 60 days of April 5, 2000, 70,160 of which will have vested. Also includes 251,250 shares acquired pursuant to the exercise of stock options, 167,289 shares of which will be vested within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since January 1, 1999, we sold an aggregate of 10,645,017 shares of preferred stock in the following rounds of private financings:

  . on January 20, 1999, we sold 1,358,695 shares of Series D preferred stock at a per share price of $3.68;

  . on March 19, 1999, we sold 270,270 shares of Series E preferred stock at a per share price of $7.40;

  . on April 13, 1999, we sold 405,405 shares of Series F preferred stock at a per share price of $7.40;

  . on April 16, 1999, we sold 1,013,513 shares of Series G preferred stock at a per share price of $7.40;

  . on April 23, 1999, we sold 1,351,351 shares of Series H preferred stock at a per share price of $7.40;

  . on July 21, 1999 we sold 3,121,994 shares of Series I preferred stock at a per share price of $10.41;

  . on August 10, 1999 and September 9, 1999, we sold an aggregate of 3,123,789 shares of Series J preferred stock at a per share price of $10.41.

   Each of the foregoing private financings was made pursuant to preferred stock purchase agreements and investor rights agreements. The terms of those agreements (with the exception of amount and price) were substantially similar for the Series D through Series J financings, under which we made standard representations, warranties and covenants, and which provided the purchasers with rights of first offer and registrations rights. All of the material terms of the Series D through Series J agreements, with the exception of the registration rights, terminated upon the effective date of our initial public offering in September 1999. The purchasers of the preferred stock included, among others, the following directors, entities associated with directors, and holders of 5% or more of the our common stock:

                            Common     Common     Common     Common     Common
                          equivalent equivalent equivalent equivalent equivalent
                          shares of  shares of  shares of  shares of  shares of
                           Series F   Series G   Series H   Series I   Series J
                          preferred  preferred  preferred  preferred  preferred
        Investor            stock      stock      stock      stock      stock
        --------          ---------- ---------- ---------- ---------- ----------
DIRECTV, Inc. ..........   405,405
 (Larry N. Chapman)
NBC Multimedia, Inc.....             1,013,513
 (Margaret P. Murphy)
Philips Venture Capital                         1,351,351
 Fund B.V...............
 (Jan P. Oosterveld)
Discovery                                                   720,461
 Communications, Inc. ..
 (John S. Hendricks)
Sony Corporation of                                                   2,643,482
 America, Inc. .........
 (Howard Stringer)

Option Grants to Executive Officers

   On March 12, 1999, we granted an option to purchase 254,818 shares of our common stock to our Chief Financial Officer, David H. Courtney. This option is subject to vesting as follows: 25% of the shares vest twelve months after the date of grant and 2.083% of the shares vest each month thereafter. On March 12, 1999, we also granted Mr. Courtney an option to purchase 50,964 shares of our common stock. This option vests monthly over a four-year period that began upon the completion of our initial public offering in September 1999. The exercise prices of both of these options is $1.00 per share. These options will expire ten years from their date of grant.

   On June 16, 1999, we granted an option to purchase 650,000 shares of common stock to our Chief Executive Officer, Michael Ramsay, and an option to purchase 100,000 shares of common stock to our Chief Technical Officer, James Barton. These options are subject to vesting as follows: 25% of the shares vest twelve months after the date of grant and 2.083% of the shares vest each month thereafter. The exercise price of these options is $6.50 per share. We recorded $675,000 in deferred compensation in connection with these options. The deferred compensation reflects the difference between the exercise price and the deemed fair market value of the common stock on the date of grant. These options will expire ten years from their date of grant.

Other Transactions with Executive Officers and Directors

   We have entered into indemnity agreements with our directors that provide, among other things, that we will indemnify these persons, under circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party by reason of his or her position as a director, and otherwise to the full extent permitted under Delaware law and our Bylaws.

   On April 8, 1999, we entered into a secured convertible debenture purchase agreement with certain stockholders, including the following 5% stockholders:
(1) New Enterprise Associates VII, L.P., and (2) Institutional Venture Partners VII, L.P. Under the terms of this agreement, we received the right to borrow up to $3,000,000 at an interest rate of 4.67% per annum. The debentures to be delivered by us for any loan made under this agreement are convertible into common stock on a one-for-one basis and are secured by substantially all of our assets other than intellectual property. The debentures mature on June 30, 2000. In connection with the agreement, we issued warrants to purchase 81,522 shares of our common stock at an exercise price of $2.50 per share, including warrants to purchase 35,307 shares of common stock to New Enterprise Associates VII, L.P. and warrants to purchase 35,307 shares of common stock to Institutional Ventures VII, L.P. These warrants were exercised and converted to common stock on a one-for-one basis upon the closing of our initial public offering.

   On April 13, 1999, in connection with the issuance and sale of Series F preferred stock to DIRECTV, we issued an aggregate of 2,981,196 shares of our common stock to DIRECTV, Inc. at a per share purchase price of $2.50. Pursuant to the terms of a marketing agreement with DIRECTV, Inc., $2,822,168 of the common stock purchase price was paid by a promissory note maturing in 36 months, $2,981 of the purchase price was paid in past services and $4,627,841 of the purchase price was to be paid by future services. Of the 2,981,196 shares granted to DIRECTV in connection with the marketing agreement, 1,128,867 shares are subject to a right of repurchase held by us. Under the terms of the marketing agreement, we have the right to repurchase a portion of these shares in certain circumstances.

   Our marketing agreement with DIRECTV provides for the promotion and support of our products and the TiVo Service on the DIRECTV satellite system. DIRECTV has agreed to give us access to its subscribers and will actively market and promote TiVo and the TiVo Service. Specifically, DIRECTV has agreed to use its commercially reasonable efforts to encourage retailers to distribute our products and the TiVo Service. DIRECTV also has agreed to make broadcast time available via its DIRECTV Service infomercials and commercials that promote the TiVo Service and our products. DIRECTV has agreed to provide us with access to DIRECTV subscribers for the purpose of mailing promotional materials relating to the TiVo Service and products that enable the TiVo Service. Further, DIRECTV has agreed to include advertising relating to our products and the TiVo Service on DIRECTV's website and in DIRECTV's On and See magazines. DIRECTV has also agreed to make available to us a specified level of bandwidth on the DIRECTV system to expand and enrich the TiVo Service offered to DIRECTV subscribers. Finally, DIRECTV and TiVo have agreed to work together with Philips or other manufacturers to develop a combination DIRECTV/TiVo set-top receiver. In exchange for these marketing and advertising obligations, DIRECTV will receive a percentage of TiVo's revenue attributable to DIRECTV subscribers.

   On March 31, 1999, we entered into an agreement with Philips Business Electronics B.V., an affiliate of one of our stockholders, for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. This agreement grants Philips the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. We also granted Philips the right to manufacture, market and sell personal video recorders in North America that incorporate both DIRECTV's satellite receiver and the TiVo Service. We also granted Philips a license to our technology for the purpose of manufacturing personal video recorders and other devices that enable the TiVo Service. In addition, we have agreed to subsidize Philips' manufacture and sale of the personal video recorders. The amount of the subsidy is formula-based and periodically adjusted based on Philips' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment by Philips and the balance is payable after the subscription is activated. In addition to the manufacturing subsidy, we have agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that is owned by an active TiVo Service subscriber. Finally, our agreement with Philips provides that Philips will spend a specified amount on marketing activities related to Philips-branded personal video recorders that enable the TiVo Service.

   On April 16, 1999, in connection with the issuance and sale of Series G preferred stock to NBC Multimedia, Inc., we entered into an agreement with NBC relating to the TiVo Service. Under the agreement, we granted NBC preferential "anchor" placement on the Showcase screen of the TiVo Service. In addition, NBC programming packages and specials will be featured in TiVolution Magazine and NBC may include NBC promotions and/or featured programs for inclusion on the materials packaged with each personal video recorder. Under the agreement, the parties will feature each other as partners on their respective Internet websites with a link to the other's website. We have also agreed to work with NBC to produce weekly showcases and special programming packages that highlight current and upcoming NBC programs. NBC also received the right to sell NBC merchandise through our couch commerce service and the right to include links to websites and other Internet content should such services be enabled on the TiVo Service during the term of our agreement with NBC. After our couch commerce area is launched, NBC will receive free placement in such area to sell NBC merchandise. In the event that we enable Internet connection for the TiVo Service during the term of the NBC agreement, we will ensure that any links and/or web content incorporated within NBC signals will be passed through to TiVo Service viewers.

   We believe that each of the foregoing transactions was in our best interest. As a matter of policy, the transactions were, and all future transactions between us and any of our officers, directors or principal stockholders, will be approved by a majority of the independent and disinterested members of the board of directors, will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 Exhibits

 Exhibit
  Number                               Description
 -------                               -----------
  3.2*    Amended and Restated Certificate of Incorporation.
  3.4*    Amended and Restated Bylaws.
  4.3*    Ninth Amended and Restated Investor Rights Agreement between TiVo and certain investors, dated as of August 6, 1999.
 10.1*    Form of Indemnification Agreement between TiVo and its officers and directors.
 10.2*    TiVo's 1999 Equity Incentive Plan and related documents.
 10.3*    TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents.
 10.4*    TiVo's 1999 Employee Stock Purchase Plan and related documents.
 10.5**** TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents.
 10.6*+   Hard Disk Drive Supply Agreement between Quantum Corporation and
          TiVo, dated November 6, 1998.
 10.7*+   Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999.
 10.8*+   Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13,
          1999.
 10.9*+   Agreement between NBC Multimedia, Inc. and TiVo, dated April 16,
          1999.
 10.10*   Sublease Agreement between Verity, Inc. and TiVo, dated February 23,
          1998.
 10.11*   Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated
          November 1998.
 10.12*   Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999.
 10.13*   Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated
          February 23, 1998.
 10.15*   Master Lease Agreement between Comdisco, Inc. and TiVo, dated
          February 12, 1999.
 10.16*+  Warrant Purchase and Equity Rights Agreement between Quantum
          Corporation and TiVo, dated November 6, 1998 and related documents.
 10.17*   Warrant to Purchase Shares of Series A Preferred Stock issued to
          Randy Komisar, dated March 18, 1998.
 10.18*   Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12,
          1999.
 10.19*   Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents.
 10.20*   First Amendment to Hard Disk Supply Agreement between Quantum and
          TiVo, dated June 25, 1999.
 10.21*   TiVo's 401(k) Plan, effective December 1, 1997.
 10.22*+  Tribune Media Services Television Listing Agreement between Tribune
          Media Services and TiVo, dated June 1, 1998.
 10.23*+  Amendment to the Data License Agreement between Teleworld Inc., and
          Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998.
 10.24**  Lease Agreement between WIX/NSJ Real Estate Limited Partnership and
          TiVo, dated October 6, 1999.
 99.5***  Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents
 23.1     Consent of Independent Public Accountants
 27.1++   Financial Data Schedule.

--------
* Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-1 (SEC File No. 333-83515), originally filed on July 22, 1999.
** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Quarterly report on Form 10-Q filed November 15, 1999.
*** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-8 (SEC File No. 333-94629), filed on January 13, 2000.
**** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Annual report on Form 10-K filed on March 29, 2000.
+    Confidential treatment granted as to portions of this exhibit.
++ Submitted as an exhibit only in the electronic format of TiVo's Annual Report on Form 10-K submitted to the Securities and Exchange Commission on March 29, 2000.

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

                                          TIVO INC.

Date: April 28, 2000
                                                  /s/ Michael Ramsay
                                          By: _________________________________
                                                      Michael Ramsay
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this Amendment to Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

              Signature                               Title                      Date
              ---------                               -----                      ----
         /s/ Michael Ramsay           President, Chief Executive Officer    April 28, 2000
 ____________________________________  and Chairman of the Board
            Michael Ramsay             (Principal Executive Officer)
       /s/ David H. Courtney          Sr. Vice President of Finance and     April 28, 2000
 ____________________________________  Administration and Chief Financial
          David H. Courtney            Officer (Principal Financial and
                                       Accounting Officer)
                  *                   Sr. Vice President of Research and    April 28, 2000
 ____________________________________  Development, Chief Technical
             James Barton              Officer and Director
                  *                   Director                              April 28, 2000
 ____________________________________
           Geoffrey Y. Yang
                  *                   Director                              April 28, 2000
 ____________________________________
            Stewart Alsop
                  *                   Director                              April 28, 2000
 ____________________________________
            Randy Komisar
                  *                   Director                              April 28, 2000
 ____________________________________
            Michael Homer
                  *                   Director                              April 28, 2000
 ____________________________________
           Larry N. Chapman
                  *                   Director                              April 28, 2000
 ____________________________________
          Jan P. Oosterveld

              Signature                               Title                      Date
              ---------                               -----                      ----
                  *                   Director                              April 28, 2000
 ____________________________________
          John S. Hendricks
                  *                   Director                              April 28, 2000
 ____________________________________
           Margaret Murphy
                  *                   Director                              April 28, 2000
 ____________________________________
           Howard Stringer
        /s/ David H. Courtney
 *By: _______________________________ Attorney-in-Fact                      April 28, 2000
          David H. Courtney