Form 10-Q
period 2000-03-31
TIVO INC
filed 2000-05-15
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934. For the quarterly period ended March 31, 2000.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to _______________


                       Commission file number 000-27141
                                              ---------

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                77-0463167
         --------                                ----------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

2160 Gold Street, PO Box 649101, San Jose, CA                   95164-9101
---------------------------------------------                   ----------
  (Address of principal executive offices)                      (Zip Code)

                                (408) 519-9100
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 37,861,602 as of April 30, 2000.

TABLE OF CONTENTS

  PART I : FINANCIAL INFORMATION.............................................................................         3

    Item 1.  Financial Statements............................................................................         3
             Balance Sheets..................................................................................         3
             Statements Of Operations........................................................................         4
             Statements Of Stockholders' Equity..............................................................         5
             Statements Of Cash Flows........................................................................         6
             Notes To Financial Statements...................................................................         7
    Item 2.  Management's Discussion And Analysis Of Financial Condition And
             Results Of Operations...........................................................................        10
    Item 3.  Quantitative And Qualitative Disclosure About Market Risk.......................................        24

  PART II : OTHER INFORMATION................................................................................        25

    Item 1.  Legal Proceedings...............................................................................        25
    Item 2.  Changes In Securities And Use Of Proceeds.......................................................        25
    Item 3.  Defaults Upon Senior Securities.................................................................        26
    Item 4.  Submission Of Matters To A Vote Of Security Holders.............................................        26
    Item 5.  Other Information...............................................................................        26
    Item 6.  Exhibits, Financial Statement Schedules, And Reports On Form 8-k................................        27
    Signatures...............................................................................................        29

PART I : FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    TIVO INC.

                                 BALANCE SHEETS

                                                                                March 31,          December 31,
                                                                                  2000                1999
                                                                             ---------------   --------------------
                                 ASSETS
    CURRENT ASSETS
       Cash and cash equivalents.................................              $122,035,000           $139,687,000
       Short-term investments....................................                        --              6,168,000
       Accounts receivable.......................................                   826,000                127,000
       Accounts receivable from related parties..................                 1,692,000                210,000
       Prepaid expenses and other................................                 5,713,000              2,589,000
                                                                             ----------------  -------------------
         Total current assets....................................               130,266,000            148,781,000
    PROPERTY AND EQUIPMENT, net of accumulated depreciation of
         $1,202,000 and $831,000 as of March 31, 2000 and
         December 31, 1999, respectively.........................                 8,820,000              4,061,000
                                                                             --------------    -------------------
                  Total assets...................................              $139,086,000           $152,842,000
                                                                             ==============    ===================

                            LIABILITIES AND
                          STOCKHOLDERS' EQUITY
    LIABILITIES

       Accounts payable..........................................              $  9,135,000           $  8,432,000
       Accrued liabilities.......................................                 5,398,000              4,778,000
       Accrued marketing-related parties.........................                 6,210,000              2,349,000
       Deferred revenue..........................................                 3,666,000              2,271,000
       Current portion of obligations under capital lease........                   750,000                624,000
                                                                             --------------    -------------------
         Total current liabilities...............................                25,159,000             18,454,000
       Long-term portion of obligations under capital lease......                 1,205,000              1,141,000
                                                                             --------------    -------------------
                  Total liabilities..............................                26,364,000             19,595,000
                                                                             --------------    -------------------

    STOCKHOLDERS' EQUITY
       Common stock, par value $0.001:
         Authorized shares at March 31, 2000 and December 31,
            1999 are 75,000,000.
         Issued and outstanding shares at March 31, 2000 and
             December 31, 1999 are 37,786,269 and 37,746,391,
             respectively........................................              $     38,000           $     38,000
       Additional paid-in capital................................               235,836,000            235,423,000
       Deferred compensation.....................................                (5,566,000)            (6,170,000)
       Prepaid marketing expenses................................               (13,828,000)           (16,341,000)
       Note receivable...........................................                (2,822,000)            (2,822,000)
       Retained deficit..........................................              (100,936,000)           (76,881,000)
                                                                             --------------    -------------------
                  Total stockholders' equity.....................               112,722,000            133,247,000
                                                                             --------------    -------------------
                  Total liabilities and stockholders' equity.....              $139,086,000          $ 152,842,000
                                                                             ==============    ===================

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                           STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                   ---------------------------------------
                                                                          2000                 1999
                                                                   ----------------   --------------------
                Subscription revenues..........................    $         424,000  $              --
                Costs and expenses
                   Cost of services............................            4,168,000            689,000
                   Research and development....................            4,678,000          1,596,000
                   Sales and marketing.........................            9,180,000          2,168,000
                   Sales and marketing-related parties.........            4,547,000                 --
                   General and administrative..................            2,691,000          1,125,000
                   Stock-based compensation....................              969,000                 --
                   Other operating expense, net................                   --            (12,000)
                                                                   -----------------  -----------------
                     Loss from operations......................          (25,809,000)        (5,566,000)
                         Interest income.......................            1,824,000             53,000
                         Interest expense and other............              (70,000)            (2,000)
                                                                   -----------------  -----------------
                     Net loss..................................        $ (24,055,000)      $ (5,515,000)
                                                                   =================  =================
                   Net loss per share
                     Basic and diluted.........................        $       (0.68)      $      (1.62)
                                                                   -----------------  -----------------
                   Weighted average common shares outstanding
                     Basic and diluted.........................           35,353,442          3,401,035
                                                                  ==================  =================

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Additional                         Prepaid
                                             Common Stock           Paid-In         Deferred         Marketing
                                      -------------------------
                                         Shares        Amount       Capital       Compensation        Expense
                                      -----------   -----------   ------------  ---------------    -------------
BALANCE, DECEMBER 31, 1999.......      37,746,391      $ 38,000   $235,423,000  $    (6,170,000)   $ (16,341,000)
 Exercise of stock options.......          60,712            --         49,000               --               --
 Common stock repurchases........         (20,834)           --         (1,000)              --               --
 Recognition of deferred
   compensation..................              --            --        365,000         (365,000)              --
 Stock-based compensation
   expense.......................              --            --             --          969,000               --
 Amortization of prepaid
   marketing expenses............              --            --             --               --        2,513,000
 Net loss........................              --            --             --               --               --
                                      -----------   -----------   ------------  ---------------    -------------
BALANCE, MARCH 31, 2000..........      37,786,269      $ 38,000   $235,836,000  $    (5,566,000    $ (13,828,000)
                                      ===========   ===========   ============  ===============    =============
                                           Note           Retained
                                        Receivable        Deficit         Total
                                      --------------   -------------   ------------
BALANCE, DECEMBER 31, 1999.......      $  (2,822,000)  $ (76,881,000)  $133,247,000
 Exercise of stock options.......                 --              --         49,000
 Common stock repurchases........                 --              --         (1,000)
 Recognition of deferred
   compensation..................                 --              --             --
 Stock-based compensation
   expense.......................                 --              --        969,000
 Amortization of prepaid
   marketing expenses............                 --              --      2,513,000
 Net loss........................                 --     (24,055,000)   (24,055,000)
                                      --------------   -------------   ------------
BALANCE, MARCH 31, 2000..........      $  (2,822,000)  $(100,936,000)  $112,722,000
                                      ==============   =============   ============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                           STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss...................................................       $  (24,055,000)  $  (5,515,000)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization..........................              371,000          96,000
         Common stock exchanged for services....................                   --         118,000
         Amortization of prepaid marketing expenses.............            2,513,000              --
         Amortization of warrants for services..................               25,000              --
         Stock-based compensation expense.......................              969,000              --
     Changes in current assets and liabilities:
         Accounts receivable....................................           (2,181,000)        (78,000)
         Inventories............................................                   --        (443,000)
         Prepaid expenses and other.............................           (3,149,000)        (23,000)
         Accounts payable.......................................              703,000         455,000
         Accrued liabilities....................................              620,000       1,300,000
         Accrued marketing-related parties .....................            3,861,000              --
         Deferred revenue.......................................            1,395,000           4,000
                                                                       --------------   -------------
       Net cash used in operating activities ...................          (18,928,000)     (4,086,000)
                                                                       --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment, net.................           (5,130,000)       (559,000)
     Proceeds from sale of short-term investments, net..........            6,168,000              --
                                                                       --------------   -------------
       Net cash used in investing activities....................            1,038,000        (559,000)
                                                                       --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible preferred stock, net
       of issuance costs........................................                   --       6,955,000
     Proceeds from issuance of common stock and exercise of
       stock options............................................               49,000         121,000
     Repurchase of common stock.................................               (1,000)         (2,000)
     Net borrowings under capital lease.........................              190,000              --
     Increase in bank overdraft.................................                   --          23,000
                                                                       --------------   -------------
       Net cash provided by financing activities................              238,000       7,097,000
                                                                       --------------   -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS............          (17,652,000)      2,452,000
                                                                       --------------   -------------

CASH AND CASH EQUIVALENTS:
     Balance at beginning of period.............................          139,687,000       2,248,000
                                                                       --------------   -------------

     Balance at end of period...................................       $  122,035,000   $   4,700,000
                                                                       ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest.....................................       $       24,000   $          --
     Equipment acquired under capital lease.....................              367,000              --
     Deferred stock-based compensation..........................              365,000       1,151,000


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation with facilities in San Jose, California. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

         The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability.

Unaudited Interim Financial Statements

         The accompanying balance sheet as of March 31, 2000 and the accompanying statements of operations, statements of stockholder's equity and statements of cash flows for the three months ended March 31, 1999 and 2000 included herein have been prepared by the Company and are unaudited. The information furnished in the unaudited financial statements referred to above includes all normal adjustments that are, in the opinion of management, necessary and a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

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

         Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted net loss per share does not include the effect of the antidilutive common share equivalents.

Stock-Based Compensation and Stock Exchanged for Services

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expense of $969,000 for the three months ended March 31, 2000. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Sales and Marketing--Related Parties

         Sales and marketing--related parties consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Inc. ("DIRECTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum") and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company.

Other Operating Expense, Net

         Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders, less the cost of the personal video recorders sold is classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and is recognized upon shipment to the customer. The Company records a provision for estimated warranty costs and returns at the time of sale.

Reclassifications

         Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

3. COMMITMENTS AND CONTINGENCIES

Facilities Leases

         The Company leased office space in Sunnyvale under operating leases that expire June 30, 2000. As of March 31, 2000 future minimum lease payments were $29,000.

         In October 1999, the company entered into an office lease with WIX/NSJ Real Estate Limited Partnership. The lease began on March 10, 2000 and has a seven-year term. Future minimum lease payments under this lease are $20.1 million as of March 31, 2000.

         In March 2000, the Company entered into an office lease with Embassy Group Associates. The lease began on March 1, 2000 and has a twenty-six month term. Future minimum lease payments under this lease are $66,000 as of March 31, 2000.

         Rent expense for the three months ended March 31, 1999 and 2000 was $223,000 and $521,000, respectively.

Equipment Lease Line

         As of March 31, 2000, $2.3 million of the available lease line had used and has been accounted for as a capital lease. The unused equipment lease line expired February 2000. The future minimum lease payments under capitalized equipment leases are $2.1 million as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Subscription revenues. Subscription revenues for the three months ended March 31, 2000 were $424,000, compared to zero for the three months ended March 31, 1999. The increase is attributable to customer subscriptions to the TiVo Service, which began in March 1999. As of March 31, 2000, we had approximately 32,000 subscribers.

         Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the three months ended March 31, 2000 was $4.2 million compared to $0.7 million for the same period ended March 31, 1999. This increase was primarily attributable to the hiring of content programming and service operation personnel and establishing a customer call center in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service. Additionally, as subscribers increased there were other variable costs, such as telephone charges that increased.

         Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three months ended March 31, 2000 were $4.7 million compared to $1.6 million for the three months ended March 31, 1999. The increase was primarily attributable to the hiring of additional engineering personnel and costs related to the improvement and addition of features and functionality of current products as well as the design of new platforms.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three months ended March 31, 2000 were $9.2 million compared to $2.2 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service.

         Sales and marketing--related parties. Sales and marketing--related parties consist of cash and non-cash charges related primarily to agreements with DIRECTV, Philips, Quantum and Creative Artists Agency, LLC, all of which hold stock in the Company. Sales and marketing--related parties for the three months ended March 31, 2000 was $4.5 million compared to zero for the three months ended March 31, 1999. The increase in sales and marketing--related parties expenses is attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service.

         General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs and professional fees. General and administrative expenses for the three months ended March 31, 2000 were $2.7 million compared to $1.1 million for the three months ended March 31, 1999. The increase was primarily attributable to the hiring of additional personnel and related expenses and the costs of expanding Information Services and Service Operations departments.

         Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $1.0 million for the three months ended March 31, 2000 and zero for the three months ended March 31, 1999.

         Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the three months ended March 31, 2000, other operating expenses, net was zero compared to $12,000 for the three months ended March 31, 1999. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and are therefore considered incidental to our business and as such have been classified as other operating expense, net.

         Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $1.8 million for the three months ended March 31, 2000 compared to $53,000 for the three months ended March 31, 1999, as cash balances have increased due to the capital raised during 1999.

         Interest expense and other. Interest expense and other was $70,000 for the three months ended March 31, 2000. Of this amount, $34,000 was interest expense. Other consists of a gain on a sale of an asset and amortization of the value assigned to the Comdisco warrants.

Quarterly Results of Operations

          The following table represents certain unaudited statements of operations data for our eight most recent quarters ended March 31, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. The three months ended March 31, 1999, June 30, 1999 and September 30, 1999 have been reclassified in order to conform to 1998 and current quarter classifications

                                                                         Three Months Ended
                                ---------------------------------------------------------------------------------------------------
                                June 30,  September 30,  December 31,  March 31,   June 30,  September 30,  December 31,  March 31,
                                  1998        1998           1998        1999        1999        1999          1999         2000
                                ---------------------------------------------------------------------------------------------------
                                                                       (unaudited, in thousands)
Subscription revenues.........   $    --     $    --       $     --     $    --     $     8     $     33      $    182     $    424

Costs and expenses
Cost of services..............        --          --             --        (689)       (636)        (749)       (1,993)      (4,168)
Research and development......    (1,016)     (1,659)        (2,146)     (1,596)     (1,859)      (2,327)       (3,945)      (4,678)
Sales and marketing...........      (222)       (354)          (567)     (2,168)     (1,847)      (5,323)      (15,164)      (9,180)
Sales and marketing--related
  parties.....................        --          --             --          --        (382)      (4,946)       (9,844)      (4,547)
General and administrative....      (610)       (706)        (1,337)     (1,125)     (1,057)      (1,757)       (3,088)      (2,691)
Stock-based compensation......        --          --             --          --        (187)        (501)         (842)        (969)
Other operating expense,
  net.........................        --          --             --          12        (201)      (4,808)       (2,213)          --
                                --------  ----------     ----------    --------    --------  -----------    ----------    ---------
Loss from operations..........    (1,848)     (2,719)        (4,050)     (5,566)     (6,161)     (20,378)      (36,907)     (25,809)
Interest income...............        17          46             55          53         224          614         2,022        1,824
Interest expense and other....       (11)         (7)            --          (2)       (176)        (281)           (7)         (70)
                                --------  ----------     ----------    --------    --------  -----------    ----------    ---------
Net loss......................   $(1,842)    $(2,680)      $ (3,995)    $(5,515)    $(6,113)    $(20,045)     $(34,892)    $(24,055)
                                ========  ==========     ==========    ========    ========  ===========    ==========    =========

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

Liquidity and Capital Resources

         From inception through March 31, 2000, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At March 31, 2000, we had $122.0 million of cash and cash equivalents. As of March 31, 1999, we had $4.9 million of cash and cash equivalents. The expansion of our business will require significant additional capital to fund operations, capital expenditures and working capital needs. Accordingly, we may choose to raise additional capital through debt or equity financing prior to the end of 2000.

         Net cash used in operating activities was $18.9 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, we incurred a net loss of $24.1 million, of which $3.5 million is related to non-cash charges. Uses of cash from operating activities also included an increase in prepaid expenses and other of $3.1 million and an increase in accounts receivable of $2.2 million. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued marketing--related parties of $3.9 million, an increase in deferred revenue of $1.4 million, an increase in accounts payable of $703,000 and an increase in accrued liabilities of $620,000.

         Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2000. Net cash provided in investing activities during the three months ended March 31, 2000 included $6.2 million from the sale of short-term investments offset by $5.1 million used for the acquisition of property and equipment.

         Net cash provided by financing activities was $238,000 for the three months ended March 31, 2000. Of this amount, $190,000 was received from financing through a capital lease and $49,000 from the issuance of common stock for stock options exercised. Additionally cash was used to repurchase unvested common stock options, which had been exercised for $1,000.

         Net cash used in operating activities was $4.1 million for the three months ended March 31, 1999. Net cash used during this period was primarily a result of the research and development, sales and marketing and general and administrative expenses to support the development of the TiVo Service and the personal video recorder that enables the TiVo Service incurring a loss of $5.5 million.

         Net cash used in investing activities was $559,000 for the three months ended March 31, 1999. Net cash used during this period was for the acquisition of property and equipment.

         Net cash provided by financing activities was $7.1 million for the three months ended March 31, 1999. This financing was received primarily from the issuance of $7.0 million of Series D and E preferred stock to several investors, including Vulcan Ventures and Showtime and the issuance of $121,000 of common stock.

         We have commitments for future lease payments under facilities operating leases of $20.2 million and obligations under capital leases of $2.1 million as of March 31, 2000. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

         Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

               .  to subsidize the sale of personal video recorders;

               .  to advertise our brand and market our product;

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

Year 2000 Issue

         As of March 31, 2000, we have not experienced any material Year 2000 related disruptions in our operations. While we believe most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000 related problems may only become evident after that date. Our phased program to inventory, assess, remediate, test, implement and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue ("Y2K Program") was described in our 1999 Form 10-K. This program was substantially completed prior to the calendar year end. Our total incremental spending over the life of the Y2K Program was approximately $35,000, which we funded from operating cash flows.

Factors that May Affect Future Operating Results

         In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

     We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

         We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. During the three months ended March 31, 2000, we recognized subscription revenues of $424,000. As of March 31, 2000, we had an accumulated deficit of $100.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

         We were incorporated in August 1997 and have been obtaining subscribers and selling personal video recorders only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of March 31, 2000, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

     If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

         Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of 1999. We will rely principally on our consumer electronics partners, such as Philips and Sony, to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV to market, sell and support the TiVo Service to DIRECTV subscribers. The ongoing marketing campaign requires, among other things, that we:

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

         In addition, we face the following risks in relying on these third parties:

         If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into agreements with Philips and Sony to manufacture and distribute the personal video recorders that enable the TiVo Service. We have transitioned manufacturing of the personal video recorder from our third-party contract manufacturer to Philips, who assumed manufacturing responsibility in the fourth quarter of 1999. However, we have no minimum volume commitments from Philips, Sony or any other manufacturer. The ability of our manufacturing partners to provide sufficient production volume of the personal video recorder to satisfy demand, is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

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

         On January 6, 2000 PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging that the TiVo Service violates a patent held by PhoneTel. The lawsuit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. On April 17, 2000, this suit was voluntarily dismissed by PhoneTel. If this suit is re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and intends to vigorously defend itself against such claims made by PhoneTel. In the event the suit is re-filed, TiVo could be forced to incur material expenses and in the event it were to lose such a suit its business would be harmed.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

PART II : Other Information

Item 1.  Legal Proceedings

         In January 2000, patent infringement suits were filed against TiVo by StarSight Telecast, Inc. TiVo's legal counsel is currently researching the patents, which were referenced in the complaints.

         On January 6, 2000, a suit was filed against TiVo by PhoneTel Communications, Inc. ("PhoneTel") in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of a patent held by PhoneTel. The suit sought unspecified monetary damages as well as an injunction against TiVo's operations. The suit also sought attorneys' fees and costs. On April 17, 2000, this suit was voluntarily dismissed by PhoneTel. While the suit could be re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and intends to vigorously defend itself against such claims made by PhoneTel. In the event the suit is re-filed, TiVo could be forced to incur material expenses and in the event it were to lose such a suit its business would be harmed.

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

         TiVo expects to use the net offering proceeds from its initial public offering for working capital and general corporate purposes, including advertising and promotion of the TiVo Service and the TiVo brand, product development, expansion of its sales, marketing and service capabilities and facilities. The use of proceeds does not represent a material change in the use of proceeds as described in TiVo's prospectus dated September 29, 1999 comprising part of TiVo's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-83515). TiVo has not declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

      EXHIBIT
      NUMBER                                    DESCRIPTION
      ------                                    -----------

          3.2*      Amended and Restated Certificate of Incorporation.
          3.4*      Amended and Restated Bylaws.
          4.3*      Ninth Amended and Restated Investor Rights Agreement between
                    TiVo and certain investors, dated as of August 6, 1999.
         10.1*      Form of Indemnification Agreement between TiVo and its
                    officers and directors.
         10.2*      TiVo's 1999 Equity Incentive Plan and related documents.
         10.3*      TiVo's Amended and Restated 1997 Equity Incentive Plan and
                    related documents.
         10.4*      TiVo's 1999 Employee Stock Purchase Plan and related
                    documents.
      10.5****      TiVo's 1999 Non-Employee Directors' Stock Option Plan and
                    related documents.
        10.6*+      Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998.
        10.7*+      Master Agreement between Philips Business Electronics B.V.
                    and TiVo, dated March 31, 1999.
        10.8*+      Marketing Agreement between DIRECTV, Inc. and TiVo, dated
                    April 13, 1999.
        10.9*+      Agreement between NBC Multimedia, Inc. and TiVo, dated April
                    16, 1999.
        10.10*      Sublease Agreement between Verity, Inc. and TiVo, dated
                    February 23, 1998.
        10.11*      Amendment to Sublease Agreement between Verity, Inc. and
                    TiVo, dated November 1998.
        10.12*      Second Amendment to Sublease Agreement between Verity, Inc.
                    and TiVo, dated March 1999.
        10.13*      Consent of Landlord to Sublease between Verity, Inc. and
                    TiVo, dated February 23, 1998.
        10.15*      Master Lease Agreement between Comdisco, Inc. and TiVo,
                    dated February 12, 1999.
       10.16*+      Warrant Purchase and Equity Rights Agreement between Quantum
                    Corporation and TiVo, dated November 6, 1998 and related
                    documents.
        10.17*      Warrant to Purchase Shares of Series A Preferred Stock
                    issued to Randy Komisar dated March 18, 1998.
        10.18*      Warrant Agreement between Comdisco, Inc. and TiVo, dated
                    February 12, 1999.
        10.19*      Secured Convertible Debenture Purchase Agreement between
                    TiVo and certain of its investors, dated April 8, 1999, and related documents.
        10.20*      First Amendment to Hard Disk Supply Agreement between
                    Quantum and TiVo, dated June 25, 1999.
        10.21*      TiVo's 401(k) Plan, effective December 1, 1997.
       10.22*+      Tribune Media Services Television Listing Agreement between
                    Tribune Media Services and TiVo, dated June 1, 1998.
       10.23*+      Amendment to the Data License Agreement between Teleworld
                    Inc., and Tribune Media Services, Inc. between Tribune Media
                    Services and TiVo, dated November 10, 1998.
       10.24**      Lease Agreement between WIX/NSJ Real Estate Limited
                    Partnership and TiVo, dated October 6, 1999.
       99.5***      Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related
                    documents
        27.1++      Financial Data Schedule.

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

         **** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Annual report on Form 10-K file March 30, 2000.

         + Confidential treatment granted as to portions of this exhibit.

         ++ Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.

Reports on Form 8-K

         TiVo did not file any reports on Form 8-K during the quarter ended March 31, 2000.

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

                                       TIVO INC.

     Date: May 15, 2000                By:  /s/ Michael Ramsay
                                            _____________________
                                            Michael Ramsay

                                            Chief Executive Officer and Chairman
                                            of the Board of Directors
                                            (Principal Executive Officer)


     Date: May 15, 2000                By:  /s/ David H. Courtney
                                            _____________________
                                            David H. Courtney
                                            Chief Financial Officer and Sr. Vice
                                            President of Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)