Form 10-Q
period 2000-06-30
TIVO INC
filed 2000-08-14
CIK 1088825

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

  X  Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
----
Exchange Act of 1934. For the quarterly period ended June 30, 2000.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to __________________



                       Commission file number 000-27141

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

              Delaware                               77-0463167
-----------------------------------        ----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

 2160 Gold Street, PO Box 2160, Alviso, CA                 95002
------------------------------------------          ----------------
 (Address of principal executive offices)               (Zip Code)

                                (408) 519-9100
           ---------------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 38,078,948 as of August 9, 2000.

TABLE OF CONTENTS

      PART I : FINANCIAL INFORMATION...........................................................................    3

         Item 1.  Financial Statements.........................................................................    3
                  Balance Sheets...............................................................................    3
                  Statements of Operations.....................................................................    4
                  Statements of Stockholders' Equity...........................................................    5
                  Statements of Cash Flows.....................................................................    6
                  Notes to Financial Statements................................................................    7
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................................   10
         Item 3.  Quantitative and Qualitative Disclosure About Market Risk....................................   24

      PART II : OTHER INFORMATION..............................................................................   25

         Item 1.  Legal Proceedings............................................................................   25
         Item 2.  Changes in Securities and Use of Proceeds....................................................   25
         Item 3.  Defaults Upon Senior Securities..............................................................   25
         Item 4.  Submission of Matters to a Vote of Security Holders..........................................   25
         Item 5.  Other Information............................................................................   25
         Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k.............................   27
         Signatures............................................................................................   29

PART I: Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                                   TIVO INC.

                                BALANCE SHEETS


                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                           --------------------   --------------------
                                 ASSETS
    CURRENT ASSETS

       Cash and cash equivalents.................................             $  95,832,000           $ 139,687,000
       Short-term investments....................................                       --                6,168,000
       Accounts receivable.......................................                    76,000                 127,000
       Accounts receivable from related parties..................                 2,762,000                 210,000
       Prepaid expenses and other................................                 5,120,000               2,589,000
                                                                          --------------------   --------------------
         Total current assets....................................               103,790,000             148,781,000
    PROPERTY AND EQUIPMENT, net of accumulated depreciation of
         $1,976,000 and $831,000 as of June 30, 2000 and December
         31, 1999, respectively..................................                17,043,000               4,061,000
                                                                         --------------------   --------------------
                  Total assets...................................             $ 120,833,000           $ 152,842,000
                                                                         ===================    ====================
                            LIABILITIES AND
                          STOCKHOLDERS' EQUITY
    LIABILITIES

       Accounts payable..........................................             $   9,365,000           $   8,432,000
       Accrued liabilities.......................................                 3,814,000               4,778,000
       Accrued marketing-related parties.........................                11,600,000               2,349,000
       Deferred revenue..........................................                 5,823,000               2,271,000
       Current portion of obligations under capital lease........                   764,000                 624,000
                                                                         --------------------   --------------------
         Total current liabilities...............................                31,366,000              18,454,000
       Long-term portion of obligations under capital lease......                 1,009,000               1,141,000
       Other long-term liabilities...............................                 1,367,000                      --
                                                                         --------------------   --------------------
         Total long-term liabilities.............................                 2,376,000               1,141,000
                                                                         --------------------   --------------------
                  Total liabilities..............................                33,742,000              19,595,000
                                                                         --------------------   --------------------
    STOCKHOLDERS' EQUITY
       Common stock, par value $0.001:
         Authorized shares at June 30, 2000 and December 31,
            1999  are 75,000,000.................................
         Issued and outstanding shares at June 30, 2000 and
             December 31, 1999 are 37,977,270 and 37,746,391,
             respectively........................................             $      38,000           $      38,000
       Additional paid-in capital................................               236,545,000             235,423,000
       Deferred compensation.....................................                (4,587,000)             (6,170,000)
       Prepaid marketing expenses................................               (11,711,000)            (16,341,000)
       Note receivable...........................................                (2,822,000)             (2,822,000)
       Retained deficit..........................................              (130,372,000)            (76,881,000)
                                                                         --------------------   --------------------
                  Total stockholders' equity.....................                87,091,000             133,247,000
                                                                         --------------------   --------------------
                  Total liabilities and stockholders' equity.....             $ 120,833,000           $ 152,842,000
                                                                         ====================   ====================

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                           STATEMENTS OF OPERATIONS

                                                           Three Months Ended                         Six Months Ended
                                                                 June 30,                                  June 30,
                                                    ----------------------------------     ------------------------------------
                                                          2000              1999                 2000                 1999
                                                    ---------------   ----------------     -----------------     --------------
    Revenues.................................         $     719,000    $          8,000     $       1,143,000     $        8,000
    Costs and expenses
       Cost of services......................             4,988,000             636,000             9,156,000          1,325,000
       Research and development..............             5,679,000           1,859,000            10,357,000          3,455,000
       Sales and marketing...................            11,384,000           1,847,000            20,564,000          4,015,000
       Sales and marketing-related parties...             5,349,000             382,000             9,896,000            382,000
       General and administrative............             3,631,000           1,057,000             6,322,000          2,182,000
       Stock-based compensation..............               919,000             187,000             1,888,000            187,000
       Other operating expense, net..........                    --             201,000                    --            189,000
                                                      --------------   ----------------     -----------------     --------------
         Loss from operations................           (31,231,000)         (6,161,000)          (57,040,000)       (11,727,000)
             Interest income.................             1,907,000             224,000             3,731,000            277,000
             Interest expense and other......              (112,000)           (176,000)             (182,000)          (178,000)
                                                      --------------   ----------------     -----------------     --------------
         Net loss............................         $ (29,436,000)   $     (6,113,000)    $     (53,491,000)    $  (11,628,000)
                                                      ==============   ================     =================     ==============
       Net loss per share
         Basic and diluted...................         $       (0.82)   $          (1.15)    $           (1.50)    $        (2.67)
                                                      ==============   ================     =================     ==============
       Weighted average common shares outstanding
        Basic and diluted.....................           35,742,878           5,311,611            35,548,160          4,356,323
                                                      ==============   ================     =================     ==============

       The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Common Stock          Additional                           Prepaid
                                                   -----------------------       Paid-In          Deferred         Marketing
                                                     Shares      Amount          Capital        Compensation        Expense
                                                   ----------   ----------      ------------  ---------------    -------------
BALANCE, DECEMBER 31, 1999.................        37,746,391      $38,000     $235,423,000     $(6,170,000)    $(16,341,000)
  Exercise of stock options................            60,712           --           49,000              --               --
  Common stock repurchases.................           (20,834)          --           (1,000)             --               --
  Recognition of deferred
    compensation...........................                --           --          365,000        (365,000)              --
  Stock-based compensation expense.........                --           --               --         969,000               --
  Amortization of prepaid marketing
    expenses...............................                --           --               --              --        2,513,000
  Net loss.................................                --           --               --              --               --
                                                  -----------     ---------    -------------    -------------    -------------
BALANCE, MARCH 31, 2000....................        37,786,269       38,000      235,836,000      (5,566,000)     (13,828,000)
  Issuance of common stock warrants
    for services...........................                --           --          193,000              --               --
  Issuance of common stock -
    employee stock purchase plan...........            83,967           --        1,142,000              --               --
  Exercise of stock options................           118,640           --           97,000              --               --
  Common stock repurchases.................           (11,606)          --            8,000              --               --
  Recognition of deferred
    compensation...........................                --           --          (60,000)         60,000               --
  Stock-based compensation expense.........                --           --               --         919,000               --
  Amortization of prepaid marketing
    expenses...............................                --           --               --              --        2,117,000
  Amortization of warrants.................                --           --         (671,000)             --               --
  Net loss.................................                --           --               --              --               --
                                                  -----------     ---------    -------------    -------------    -------------
BALANCE, JUNE 30, 2000.....................        37,977,270      $38,000     $236,545,000     $(4,587,000)    $(11,711,000)
                                                  ===========     =========    =============    =============    =============
                                                 Note              Retained
                                               Receivable           Deficit             Total
                                             ------------       --------------      -------------
BALANCE, DECEMBER 31, 1999.................   $(2,822,000)       $(76,881,000)      $133,247,000
  Exercise of stock options................            --                  --             49,000
  Common stock repurchases.................            --                  --             (1,000)
  Recognition of deferred
    compensation...........................            --                  --                 --
  Stock-based compensation expense.........            --                  --            969,000
  Amortization of prepaid marketing
    expenses...............................            --                  --          2,513,000
  Net loss.................................            --         (24,055,000)       (24,055,000)
                                              ------------       --------------    ---------------
BALANCE, MARCH 31, 2000....................    (2,822,000)       (100,936,000)       112,722,000
  Issuance of common stock warrants
    for services...........................            --                  --            193,000
  Issuance of common stock -
    employee stock purchase plan...........            --                  --          1,142,000
  Exercise of stock options................            --                  --             97,000
  Common stock repurchases.................            --                  --              8,000
  Recognition of deferred
    compensation...........................            --                  --                 --
  Stock-based compensation expense.........            --                  --            919,000
  Amortization of prepaid marketing
    expenses...............................            --                  --          2,117,000
  Amortization of warrants.................            --                  --           (671,000)
  Net loss.................................            --         (29,436,000)       (29,436,000)
                                              ------------       --------------    ---------------
BALANCE, JUNE 30, 2000.....................   $(2,822,000)       $(130,372,000)      $87,091,000
                                              ============       ==============    ===============

      The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                           STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      -----------------------------------
                                                                           2000              1999
                                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss...................................................       $  (53,491,000) $   (11,628,000)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization..........................            1,145,000          182,000
         Stock exchanged for services...........................                   --          337,000
         Issuance of warrants for services......................              193,000          176,000
         Amortization of prepaid marketing expenses.............            4,630,000          276,000
         Amortization of warrants for services..................             (671,000)              --
         Stock-based compensation expense.......................            1,888,000          187,000
     Changes in current assets and liabilities:

         Accounts receivable....................................           (2,501,000)        (502,000)
         Inventories............................................                   --       (1,083,000)
         Prepaid expenses and other.............................           (2,531,000)        (705,000)
         Accounts payable.......................................              933,000          383,000
         Accrued liabilities....................................             (964,000)       1,535,000
         Accrued marketing-related parties .....................            9,251,000               --
         Deferred rent and security deposit.....................            1,367,000               --
         Deferred revenue.......................................            3,552,000          142,000
       Net cash used in operating activities ...................          (37,199,000)     (10,700,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment, net.................          (14,120,000)        (162,000)
     Sale or (purchase) of short-term investments, net..........            6,168,000       (7,459,000)
                                                                     ----------------   --------------
       Net cash used in investing activities....................           (7,952,000)      (7,621,000)
                                                                     ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible preferred stock, net of
       issuance costs...........................................                   --       27,339,000
     Proceeds from issuance of common stock and exercise of stock
       options..................................................            1,288,000          172,000
     Repurchase of common stock.................................                8,000          (18,000)
     Increase in bank overdraft.................................                   --          547,000
                                                                     ----------------   --------------
       Net cash provided by financing activities................            1,296,000       28,040,000
                                                                     ----------------   --------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                      (43,855,000)       9,719,000
                                                                     ----------------   --------------
CASH AND CASH EQUIVALENTS:
     Balance at beginning of period.............................          139,687,000        2,248,000
                                                                     ----------------   --------------
     Balance at end of period...................................     $     95,832,000   $   11,967,000
                                                                     ================   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest.....................................     $         58,000   $        2,000
     Stock issued for a note receivable.........................                   --        2,822,000
     Equipment acquired under capital lease.....................              367,000          670,000
     Deferred stock-based compensation..........................              305,000        2,815,000

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

         The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience and the uncertainty of future profitability.

Unaudited Interim Financial Statements

         The accompanying balance sheet as of June 30, 2000 and the accompanying statements of operations, statements of stockholder's equity and statements of cash flows for the three months and six months ended June 30, 1999 and 2000 included herein have been prepared by the Company and are unaudited. The information furnished in the unaudited financial statements referred to above includes all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Deferred rent

         Deferred rent of $475,000 included in other long-term liabilities is being amortized on a straight-line basis over 7 years, the life of the related lease.

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

Stock-Based Compensation and Stock Exchanged for Services

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expense of $1,888,000 for the six months ended June 30, 2000. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Sales and Marketing--Related Parties

         Sales and marketing--related parties consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Inc. ("DIRECTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum"), Sony Corporation of America ("Sony") and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company.

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

3.   COMMITMENTS AND CONTINGENCIES

Facilities Leases

         The Company leased office space in Sunnyvale, CA under operating leases that expired June 30, 2000.

         In October 1999, the company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for two buildings totaling approximately 127,000 sq. ft located in Alviso, CA. The lease began on March 10, 2000 and has a seven-year term. Future minimum lease payments under this lease are $19.8 million as of June 30, 2000.

         In March 2000, the Company entered into an office lease with Embassy Group Associates for approximately 1,400 sq. ft. located in Beverly Hills, CA. The lease began on March 1, 2000 and has a twenty-six month term. Future minimum lease payments under this lease are $58,000 as of June 30, 2000.

         Rent expense for the three months ended June 30, 1999 and 2000 was $246,000 and $670,000, respectively. Rent expense for the six months ended June 30, 1999 and 2000 was $469,000 and $1,191,000, respectively.

Equipment Lease Line

         As of June 30, 2000, $2.3 million of an available lease line had been used and has been accounted for as a capital lease. The unused equipment lease line expired February 2000. The future minimum lease payments under capitalized equipment leases are $1.9 million as of June 30, 2000.

America Online, Inc. ("AOL") Proposed Agreement

        On June 14, 2000 America Online, Inc. ("AOL") and TiVo announced a three-year strategic agreement in which TiVo will become an AOLTV programming partner, offering AOLTV subscribers access to features of TiVo's Personal TV Service. Under the agreement, AOL and TiVo will work together to develop a dual-purpose AOLTV-branded set-top box and TiVo will become the exclusive provider of personal TV features on these set-top boxes. As part of the agreement, AOL will make an investment in TiVo of up to $200 million and receive warrants to purchase a significant number of additional TiVo shares. The agreement is subject to TiVo stockholder and the Justice Department review and approval.

4. SUBSEQUENT EVENTS

        On July 26, 2000, at TiVo's Annual Meeting of Stockholders, the following proposals were approved:

        (1) Election of the following as directors to hold office until the 2003 Annual Meeting of Stockholders: Michael Ramsay, Geoffrey Yang and Randy Komisar.
        (2) Ratification of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 2000.
        (3) Issuance of securities exceeding 20% of the Company's Common Stock to America Online, Inc.
        (4) An amendment and restatement of the Company's Amended and Restated Certificate of incorporation to increase the number of authorized shares of Common Stock from 75 million shares to 150 million shares and the number of authorized shares of Preferred Stock from 2 million shares to 10 million shares and make certain other changes.

        Both TiVo stockholders and the Justice Department have approved the AOL agreement.

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

Results of Operations

         Revenues. Revenues for the three months and six months ended June 30, 2000 were $719,000 and $1.1 million compared to $8,000 for prior year comparable periods. The increase is attributable to customer subscriptions to the TiVo Service, which began in March 1999. As of June 30, 2000, we had approximately 48,000 subscribers. Additionally, other revenues comprised of Charter Advertising Revenue and Charter Sponsorship Revenue. were recognized in June 2000.

         Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the three and six months ended June 30, 2000 were $5.0 million and $9.2 million compared to $636,000 and $1.3 million for the same periods ended June 30, 1999. The increases were primarily attributable to the variable costs, such as telephone charges that increased with the increase of subscribers. Additionally, costs increased due to creating and distributing TiVo Takes, original programming content, as part of the TiVo Service.

         Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses, consulting fees and prototype expenses relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three and six months ended June 30, 2000 were $5.7 million and $10.4 million. Prior year research and development expenses were $1.9 million and $3.5 million for the three and six months ended June 30, 1999. The increases were primarily attributable to the hiring of additional engineering personnel and costs related to the improvement and addition of features and functionality of current products as well as the design of new platforms.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and six months ended June 30, 2000 were $11.4 million and $20.6 million compared to $1.8 million and $4.0 million from respective prior year periods. The increases were primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service.

         Sales and marketing--related parties. Sales and marketing--related parties consist of cash and non-cash charges related primarily to agreements with DIRECTV, Philips, Quantum, Sony and Creative Artists Agency, LLC, all of which hold stock in the Company. Sales and marketing--related parties for the three and six months ended June 30, 2000 were $5.3 million and $9.9 million compared to $382,000 for the three and six months ended June 30, 1999. The increases in sales and marketing--related parties expenses is attributable to the ongoing amortization of deferred marketing charges, the manufacturing and shipment of personal video recorders and the related activations of subscribers to the TiVo Service.

         General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the three and six months ended June 30, 2000 were $3.6 million and $6.3 million compared to $1.1 million and $2.2 million for the prior year comparable periods. The increases were primarily attributable to increased travel and legal expenses related. Also expenses related to the preparation of our first Annual Report were included in year 2000.

         Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $919,000 and $1.9 million for the three and six months ended June 30, 2000. For the three and six months ended June 30, 1999, stock-based compensation was $187,000. The increases are due to increased numbers of employees and the expense being amortized on an accelerated basis over the vesting periods of the individual awards, usually 4 years.

         Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders manufactured and sold by TiVo, less the cost of the personal video recorders sold. For the three and six months ended June 30, 2000, other operating expenses, net was zero compared to $201,000 and $189,000 for the three and six months ended June 30, 1999. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and were therefore considered incidental to our business and as such were classified as other operating expense, net.

         Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $1.9 million and $3.7 million for the three and six months ended June 30, 2000 compared to $224,000 and $277,000 for prior year periods. The increases are a result of increased cash balances due to the capital raised during 1999.

         Interest expense and other. Interest expense and other was $112,000 and $182,000 for the three and six months ended June 30, 2000. Interest expense accounted for $34,000 and $69,000 of the total respective amounts. Other consists of a gain on a sale of an asset and amortization of the value assigned to the Comdisco warrants. For prior year periods, interest expense and other was $176,000 and $178,000 respectively.

Quarterly Results of Operations

         The following table represents certain unaudited statements of operations data for our eight most recent quarters ended June 30, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. At December 31, 1999, the three months ended March 31, 1999, June 30, 1999 and September 30, 1999 were reclassified in order to conform to 1998 and the quarter ended December 31, 1999 classifications.

                                                                         Three Months Ended
                              ------------------------------------------------------------------------------------------------------
                                September   December 31,  March 31,  June 30,       September   December 31,  March 31,   June 30,
                                30, 1998        1998         1999      1999         30, 1999         1999        2000        2000
                              ------------------------------------------------------------------------------------------------------
                                                                    (unaudited, in thousands)
Revenues.....................  $      --      $     --     $    --    $      8         $   33        $  182      $  424      $  719

Costs and expenses
Cost of services.............         --            --        (689)       (636)          (749)       (1,993)     (4,168)     (4,988)
Research and
  development................     (1,659)       (2,146)     (1,596)     (1,859)        (2,327)       (3,945)     (4,678)     (5,679)
Sales and
  marketing..................       (354)         (567)     (2,168)     (1,847)        (5,323)      (15,164)     (9,180)    (11,384)
Sales and
  marketing--related
  parties....................         --            --          --        (382)        (4,946)       (9,844)     (4,547)     (5,349)
General and administrative...       (706)       (1,337)     (1,125)     (1,057)        (1,757)       (3,088)     (2,691)     (3,631)
Stock-based compensation.....         --            --          --        (187)          (501)         (842)       (969)       (919)
Other operating expense,
  net........................         --            --          12        (201)        (4,808)       (2,213)         --          --
                              -----------   -----------  ----------  ----------     -----------   ----------  ----------  ----------
Loss from operations.........     (2,719)       (4,050)     (5,566)     (6,161)       (20,378)      (36,907)    (25,809)    (31,231)
Interest income..............         46            55          53         224            614         2,022       1,824       1,907
Interest expense and other...         (7)           --          (2)       (176)          (281)           (7)        (70)       (112)
                              -----------   -----------  ----------  ----------     -----------   ----------  ----------  ----------
Net loss.....................    $(2,680)      $(3,995)    $(5,515)    $(6,113)      $(20,045)     $(34,892)   $(24,055)   $(29,436)
                              ===========   ===========  ==========  ==========     ==========    ==========  ==========  ==========

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

Liquidity and Capital Resources

         From inception through June 30, 2000, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At June 30, 2000, we had $95.8 million of cash and cash equivalents. As of June 30, 1999, we had $12.0 million of cash and cash equivalents along with $7.6 million of short-term investments. The expansion of our business will require significant additional capital to fund operations, capital expenditures and working capital needs. Accordingly, we may choose to raise additional capital through debt or equity financing prior to the end of 2000.

         Net cash used in operating activities was $37.2 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, we incurred a net loss of $53.5 million, of which $5.9 million is related to non-cash charges. Uses of cash from operating activities also included an increase in prepaid expenses and other of $2.5 million, an increase in accounts receivable of $2.5 million and a decrease in accrued liabilities of $964,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued marketing--related parties of $9.3 million, an increase in deferred revenue of $3.6 million, an increase in accounts payable of $933,000, an increase in rental deposit received from tenant of $891,000 and an increase in deferred rent of $475,000.

         Net cash used by investing activities was $8.0 million for the six months ended June 30, 2000. Net cash provided in investing activities during the six months ended June 30, 2000 included $6.2 million from the sale of short-term investments offset by $14.1 million used for the acquisition of property and equipment.

         Net cash provided by financing activities of $1.3 million for the six months ended June 30, 2000 was from the proceeds of issuance of common stock.

         Net cash used in operating activities was $10.7 million for the six months ended June 30, 1999. Net cash used during this period was primarily a result of the research and development, sales and marketing and general and administrative expenses to support the development of the TiVo Service and the personal video recorder that enables the TiVo Service incurring a loss of $11.6 million.

         Net cash used in investing activities was $7.6 million for the six months ended June 30, 1999. Net cash used during this period included $7.5 million from the purchase of short-term investments with proceeds primarily from the sale of preferred stock in 1999.

         Net cash provided by financing activities was $28.0 million for the six months ended June 30, 1999. This financing was received primarily from the issuance of $27.3 million of Series D, E, F, G and H preferred stock to several investors, including Vulcan Ventures, Showtime, DIRECTV, NBC and Philips, respectively. Additionally, the bank overdraft increased to $989,000 as of June 30, 1999.

         We have commitments for future lease payments under our facilities' operating leases of $19.9 million and obligations under capital leases of $1.9 million as of June 30, 2000. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

               .    to expand into the European market;

               . to acquire new computer hardware to support increased service operations; and

               .    for general corporate purposes.

         We believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months. Beyond one year, we may need to raise additional funds in order to:

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

Year 2000 Issue

         As of June 30, 2000, we have not experienced any material Year 2000 related disruptions in our operations. While we believe most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000 related problems may only become evident after that date. Our phased program to inventory, assess, remediate, test, implement and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue ("Y2K Program") was described in our 1999 Form 10-K. This program was substantially completed prior to the calendar year end. Our total incremental spending over the life of the Y2K Program was approximately $35,000.

Factors that May Affect Future Operating Results

         In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

         We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

         We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. During the three months ended June 30, 2000, we recognized subscription revenues of $706,000. As of June 30, 2000, we had an accumulated deficit of $130.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

          Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

          We were incorporated in August 1997 and have been obtaining subscribers and selling personal video recorders only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of June 30, 2000, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

               . commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

               . coordinate our own sales, marketing and support activities with those of Philips, DIRECTV, Sony and other strategic partners.

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

         We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our billing and reporting. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we replaced our accounting and billing system at the beginning of August 2000. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely impact our relationships with subscribers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could also result in errors in our financial and other reporting.

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

         On January 6, 2000 PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging that the TiVo Service violates a patent held by PhoneTel. The lawsuit seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. On April 17, 2000, this suit was voluntarily dismissed by PhoneTel. If this suit is re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and intends to vigorously defend itself against such claims made by PhoneTel. In the event the suit is re-filed, TiVo could be forced to incur material expenses and in the event we were to lose such a suit our business would be harmed.

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

PART II: Other Information

Item 1.  Legal Proceedings

         In January 2000, StarSight Telecast, Inc. filed a patent infringement suit against TiVo in the U.S. District Court of California, San Jose Division. TiVo's legal counsel is currently researching the patents, which were referenced in the complaint.

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

         TiVo has used and expects to continue to use the net offering proceeds from its initial public offering for working capital and general corporate purposes, including advertising and promotion of the TiVo Service and the TiVo brand, product development, expansion of its sales, marketing and service capabilities and facilities. The use of proceeds does not represent a material change in the use of proceeds as described in TiVo's prospectus dated September 29, 1999 comprising part of TiVo's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-83515). TiVo has not declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         On June 14, 2000 America Online, Inc. ("AOL") and TiVo announced a three-year strategic agreement in which TiVo will become an AOLTV programming partner, offering AOLTV subscribers access to features of TiVo's Personal TV Service. Under the agreement, AOL and TiVo will work together to develop a dual-purpose AOLTV-branded set-top box and TiVo will become the exclusive provider of personal TV features on these set-top boxes. As part of the agreement, America Online will make an investment in TiVo of up to $200 million and receive warrants to purchase a significant number of additional TiVo shares. The agreement has been approved by TiVo stockholders and the Justice Department.

         On July 26, 2000, at TiVo's Annual Meeting of Stockholders, the following proposals regarding America Online, Inc. were approved: (1) issuance of securities exceeding 20% of the Company's Common Stock to America Online, Inc. and (2) an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75 million shares to 150 million shares and the number of authorized shares of Preferred Stock from 2 million shares to 10 million shares and make certain other changes.

Item 6.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K

Exhibits

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------

          3.2*      Amended and Restated Certificate of Incorporation.
          3.4*      Amended and Restated Bylaws.
          4.3*      Ninth Amended and Restated Investor Rights Agreement between
                    TiVo and certain investors, dated as of August 6, 1999.
          4.4       Stockholder and Registration Rights Agreement by and between
                    TiVo Inc. and America Online, Inc., dated as of June 9,
                    2000.
         10.1*      Form of Indemnification Agreement between TiVo and its
                    officers and directors.
         10.2*      TiVo's 1999 Equity Incentive Plan and related documents.
         10.3*      TiVo's Amended and Restated 1997 Equity Incentive Plan and
                    related documents.
         10.4*      TiVo's 1999 Employee Stock Purchase Plan and related
                    documents.
      10.5****      TiVo's 1999 Non-Employee Directors' Stock Option Plan and
                    related documents.
        10.6*+      Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998.
        10.7*+      Master Agreement between Philips Business Electronics B.V.
                    and TiVo, dated March 31, 1999.
        10.8*+      Marketing Agreement between DIRECTV, Inc. and TiVo, dated
                    April 13, 1999.
        10.9*+      Agreement between NBC Multimedia, Inc. and TiVo, dated April
                    16, 1999.
        10.10*      Sublease Agreement between Verity, Inc. and TiVo, dated
                    February 23, 1998.
        10.11*      Amendment to Sublease Agreement between Verity, Inc. and
                    TiVo, dated November 1998.
        10.12*      Second Amendment to Sublease Agreement between Verity, Inc.
                    and TiVo, dated March 1999.
        10.13*      Consent of Landlord to Sublease between Verity, Inc. and
                    TiVo, dated February 23, 1998.
        10.15*      Master Lease Agreement between Comdisco, Inc. and TiVo,
                    dated February 12, 1999.
       10.16*+      Warrant Purchase and Equity Rights Agreement between Quantum
                    Corporation and TiVo, dated November 6, 1998 and related
                    documents.
        10.17*      Warrant to Purchase Shares of Series A Preferred Stock
                    issued to Randy Komisar, dated March 18, 1998.
        10.18*      Warrant Agreement between Comdisco, Inc. and TiVo, dated
                    February 12, 1999.
        10.19*      Secured Convertible Debenture Purchase Agreement between
                    TiVo and certain of its investors, dated April 8, 1999, and related documents.
        10.20*      First Amendment to Hard Disk Supply Agreement between
                    Quantum and TiVo, dated June 25, 1999.
        10.21*      TiVo's 401(k) Plan, effective December 1, 1997.
       10.22*+      Tribune Media Services Television Listing Agreement between
                    Tribune Media Services and TiVo, dated June 1, 1998.
       10.23*+      Amendment to the Data License Agreement between Teleworld
                    Inc., and Tribune Media Services, Inc. between Tribune Media
                    Services and TiVo, dated November 10, 1998.
       10.24**      Lease Agreement between WIX/NSJ Real Estate Limited
                    Partnership and TiVo, dated October 6, 1999.
      10.25         Investment Agreement between America Online, Inc. and TiVo dated June 9, 2000.
      10.26+++      Product Integration and Marketing Agreement between America
                    Online, Inc. and TiVo, dated June 9, 2000.
       99.5***      Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related
                    documents
       27.1++       Financial Data Schedule.

           -----------------------
           * Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-1 (SEC File No. 333-83515), originally filed on July 22, 1999.

           **   Incorporated by reference to the same numbered exhibit
   previously filed with TiVo's Quarterly report on Form 10-Q filed on November 15, 1999.

           *** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-8 (SEC File No. 333-94629), filed on January 13, 2000.

           **** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Annual report on Form 10-K filed on March 30, 2000.

           +   Confidential treatment granted as to portions of this exhibit.

           ++ Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.

           +++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Commission.

Reports on Form 8-K

         TiVo did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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

                                     TIVO INC.

         Date: Aug 14, 2000          By:  /s/ Michael Ramsay
                                        --------------------------------------
                                         Michael Ramsay
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors
                                         (Principal Executive Officer)

         Date: Aug 14, 2000          By:  /s/ David H. Courtney
                                        -------------------------------------
                                         David H. Courtney
                                         Chief Financial Officer and Sr. Vice
                                         President of Finance and Administration
                                         (Principal Financial and Accounting
                                         Officer)