Form 10-Q
period 2000-09-30
TIVO INC
filed 2000-11-14
CIK 1088825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from  to

                        Commission file number 000-27141

                               ----------------

                                   TIVO INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 77-0463167
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

   2160 Gold Street, PO Box 2160,                        95002
             Alviso, CA                                (Zip Code)
   (Address of principal executive
              offices)

                                 (408) 519-9100
              (Registrant's telephone number including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 43,408,910 as of November 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I:  FINANCIAL INFORMATION..........................................     3

 Item 1.  Consolidated Financial Statements..............................     3

          Consolidated Balance Sheets....................................     3

          Consolidated Statements of Operations..........................     5

          Consolidated Statements Of Redeemable Convertible Preferred
          Stock And Redeemable Common Stock..............................     6

          Consolidated Statements of Stockholders' Equity................     7

          Consolidated Statements of Cash Flows..........................     8

          Notes To Financial Statements..................................    10

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......    30

 PART II: OTHER INFORMATION..............................................    31

 Item 1.  Legal Proceedings..............................................    31

 Item 2.  Changes in Securities and Use of Proceeds......................    31

 Item 3.  Defaults Upon Senior Securities................................    32

 Item 4.  Submission of Matters to a Vote of Security Holders............    32

 Item 5.  Other Information..............................................    32

 Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    33

 Signatures...............................................................   35

                         PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       September   December 31,
                                                        30, 2000       1999
                                                      ------------ ------------
                       ASSETS
                       ------
CURRENT ASSETS
  Cash and cash equivalents.......................... $148,622,000 $139,687,000
  Short-term investments.............................   11,328,000    6,168,000
  Restricted cash....................................   91,758,000          --
  Accounts receivable, net of allowance for doubtful
   accounts of $120,000 and zero as of September 30,
   2000 and 1999, respectively.......................      273,000      127,000
  Accounts receivable from related parties...........    3,082,000      210,000
  Prepaid expenses and other.........................    8,327,000    2,589,000
                                                      ------------ ------------
    Total current assets.............................  263,390,000  148,781,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $2,950,000 and $831,000 as of
 September 30, 2000 and December 31, 1999,
 respectively........................................   19,754,000    4,061,000
                                                      ------------ ------------
      Total assets................................... $283,144,000 $152,842,000
                                                      ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

LIABILITIES
  Accounts payable................................... $ 11,933,000 $  8,432,000
  Accrued liabilities................................   22,149,000    4,778,000
  Accrued marketing-related parties..................   25,478,000    2,349,000
  Deferred interest income on restricted cash........      258,000          --
  Deferred revenue...................................    2,782,000    2,271,000
  Current portion of obligations under capital
   lease.............................................      777,000      624,000
                                                      ------------ ------------
    Total current liabilities........................   63,377,000   18,454,000
  Long-term portion of obligations under capital
   lease.............................................      810,000    1,141,000
  Long-term deferred revenue.........................    5,588,000          --
  Other long-term liabilities........................    1,241,000          --
                                                      ------------ ------------
    Total long-term liabilities......................    7,639,000    1,141,000
                                                      ------------ ------------
      Total liabilities..............................   71,016,000   19,595,000
                                                      ============ ============

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                                 September 30,   December 31,
                                                      2000           1999
                                                 --------------  -------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 REDEEMABLE COMMON STOCK
  Series A Redeemable convertible preferred
   stock, par value $0.001: Authorized shares at
   September 30, 2000 and December 31, 1999 are
   10,000,000 and zero, respectively Issued and
   outstanding shares at September 30, 2000 and
   December 31 ,1999 are 2,711,861 and zero,
   respectively................................. $        3,000  $         --
  Redeemable common stock, par value $0.001:
   respectively Issued and outstanding shares at
   September 30, 2000 and December 31, 1999 are
   806,889 and zero, respectively...............          1,000            --
Dividends payable...............................        240,000            --
Additional paid-in capital......................     97,238,000            --
                                                 --------------  -------------
    Total redeemable convertible preferred stock
     and redeemable common stock................     97,482,000            --

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001:
   Authorized shares at September 30, 2000 and
   December 31, 1999 are 150,000,000 and
   75,000,000, respectively
  Issued and outstanding shares at September 30,
   2000 and December 31, 1999 are 42,421,417 and
   37,746,391, respectively..................... $       42,000  $      38,000
Additional paid-in capital......................    348,759,000    235,423,000
Deferred compensation...........................     (3,631,000)    (6,170,000)
Prepaid marketing expenses......................    (33,684,000)   (16,341,000)
Note receivable.................................     (2,822,000)    (2,822,000)
Retained deficit................................   (194,018,000)   (76,881,000)
                                                 --------------  -------------
    Total stockholders' equity..................    114,646,000    133,247,000
                                                 --------------  -------------
      Total liabilities, redeemable convertible
       preferred stock and redeemable common
       stock and stockholders' equity........... $  283,144,000  $ 152,842,000
                                                 ==============  =============


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          --------------------------  ---------------------------
                              2000          1999          2000           1999
                          ------------  ------------  -------------  ------------
Revenues................  $  1,002,000  $     33,000  $   2,145,000  $     41,000
Costs and expenses
  Cost of services......     4,019,000       749,000     13,175,000     2,074,000
  Research and
   development..........     8,318,000     2,327,000     18,675,000     5,782,000
  Sales and marketing...    30,262,000     5,323,000     50,826,000     9,338,000
  Sales and marketing-
   related parties......    18,998,000     4,946,000     28,894,000     5,328,000
  General and
   administrative.......     3,526,000     1,757,000      9,848,000     3,939,000
  Stock-based
   compensation.........       657,000       501,000      2,545,000       688,000
  Other operating
   expense, net.........           --      4,808,000            --      4,997,000
                          ------------  ------------  -------------  ------------
  Loss from
   operations...........   (64,778,000)  (20,378,000)  (121,818,000)  (32,105,000)
  Interest income.......     1,625,000       614,000      5,356,000       891,000
  Interest expense and
   other................      (253,000)     (281,000)      (435,000)     (459,000)
                          ------------  ------------  -------------  ------------
Net loss................   (63,406,000)  (20,045,000)  (116,897,000)  (31,673,000)
Less: Series A
 redeemable convertible
 preferred stock
 dividend...............      (240,000)          --        (240,000)          --
                          ------------  ------------  -------------  ------------
Net loss attributable to
 common stock...........  $(63,646,000) $(20,045,000) $(117,137,000) $(31,673,000)
                          ============  ============  =============  ============
Net loss per common
 share
  basic and diluted.....  $      (1.72) $      (3.44) $       (3.25) $      (6.53)
                          ============  ============  =============  ============
Weighted average common
 shares outstanding
  basic and diluted         36,923,633     5,833,597     36,006,651     4,848,748
                          ============  ============  =============  ============


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

               CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
                  PREFERRED STOCK AND REDEEMABLE COMMON STOCK

                          Redeemable Convertible   Redeemable
                             Preferred Stock      Common Stock  Additional
                          -------------------------------------   Paid-In    Dividends
                             Shares     Amount   Shares  Amount   Capital     Payable     Total
                          ------------ ----------------- ------ -----------  --------- -----------
BALANCE, DECEMBER 31,
 1999...................           --  $     --      --  $  --  $       --   $    --   $       --
                          ------------ --------- ------- ------ -----------  --------  -----------
BALANCE, MARCH 31,
 2000...................           --        --      --     --          --        --           --
                          ------------ --------- ------- ------ -----------  --------  -----------
BALANCE, JUNE 30, 2000..           --        --      --     --          --        --           --
                          ------------ --------- ------- ------ -----------  --------  -----------
Issuance of Series A
 redeemable convertible
 preferred stock........     2,711,861     3,000     --     --   81,353,000       --    81,356,000
Declaration of Series A
 redeemable convertible
 preferred dividend.....           --        --      --     --          --    240,000      240,000
Issuance of common stock
 with redemption........           --        --  806,889  1,000  18,643,000       --    18,644,000
Issuance costs..........           --        --      --     --   (2,758,000)      --    (2,758,000)
                          ------------ --------- ------- ------ -----------  --------  -----------
BALANCE, SEPTEMBER 30,
 2000...................     2,711,861 $   3,000 806,889 $1,000 $97,238,000  $240,000  $97,482,000
                          ============ ========= ======= ====== ===========  ========  ===========


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Common Stock       Additional                   Prepaid
                    --------------------   Paid-In       Deferred     Marketing       Note        Retained
                      Shares     Amount    Capital     Compensation    Expense     Receivable      Deficit        Total
                    -----------  ------- ------------  ------------  ------------  -----------  -------------  ------------
BALANCE,
 DECEMBER 31,
 1999.............   37,746,391  $38,000 $235,423,000  $(6,170,000)  $(16,341,000) $(2,822,000) $ (76,881,000) $133,247,000
Exercise of stock
 options..........       60,712      --        49,000          --             --           --             --         49,000
Common stock
 repurchases......      (20,834)     --        (1,000)         --             --           --             --         (1,000)
Recognition of
 deferred
 compensation.....          --       --       365,000     (365,000)           --           --             --            --
Stock-based
 compensation
 expense..........          --       --           --       969,000            --           --             --        969,000
Amortization of
 prepaid marketing
 expenses.........          --       --           --           --       2,513,000          --             --      2,513,000
Net loss..........          --       --           --           --             --           --     (24,055,000)  (24,055,000)
                    -----------  ------- ------------  -----------   ------------  -----------  -------------  ------------
BALANCE, MARCH 31,
 2000.............   37,786,269   38,000  235,836,000   (5,566,000)   (13,828,000)  (2,822,000)  (100,936,000)  112,722,000
Issuance of common
 stock warrants
 for services.....          --       --       193,000          --             --           --             --        193,000
Amortization of
 warrants for
 services.........          --       --       (36,000)         --             --           --             --        (36,000)
Issuance of common
 stock--employee
 stock purchase
 plan.............       83,967      --     1,142,000          --             --           --             --      1,142,000
Exercise of stock
 options..........      119,816      --       107,000          --             --           --             --        107,000
Common stock
 repurchases......      (12,782)     --        (2,000)         --             --           --             --         (2,000)
Reversal of
 deferred
 compensation.....          --       --       (60,000)      60,000            --           --             --            --
Stock-based
 compensation
 expense..........          --       --           --       919,000            --           --             --        919,000
Amortization of
 prepaid marketing
 expenses.........          --       --           --           --       1,482,000          --             --      1,482,000
Reversal to
 prepaid marketing
 services.........          --       --      (635,000)         --         635,000          --             --            --
Net loss..........          --       --           --           --             --           --     (29,436,000)  (29,436,000)
                    -----------  ------- ------------  -----------   ------------  -----------  -------------  ------------
BALANCE, JUNE 30,
 2000.............   37,977,270   38,000  236,545,000   (4,587,000)   (11,711,000)  (2,822,000)  (130,372,000)   87,091,000
Series A
 redeemable
 convertible
 preferred stock
 dividend.........          --       --           --           --             --           --        (240,000)     (240,000)
Issuance of common
 stock............    4,327,833    4,000   99,996,000          --             --           --             --    100,000,000
Recognition of
 prepaid marketing
 expenses.........          --       --           --           --      (8,500,000)         --             --     (8,500,000)
Issuance costs....          --       --    (3,797,000)         --             --           --             --     (3,797,000)
Issuance of common
 stock warrants
 for marketing
 expenses.........          --       --    15,999,000          --     (15,999,000)         --             --            --
Amortization of
 prepaid marketing
 expenses.........          --       --           --           --       2,526,000          --             --      2,526,000
Cancellation of
 common stock
 warrants for
 services.........          --       --      (193,000)         --             --           --             --       (193,000)
Exercise of stock
 options for
 common stock.....      116,314      --       508,000          --             --           --             --        508,000
Reversal of
 deferred
 compensation.....          --       --      (299,000)     299,000            --           --             --            --
Stock-based
 compensation
 expense..........          --       --           --       657,000            --           --             --        657,000
Net loss..........          --       --           --           --             --           --     (63,406,000)  (63,406,000)
                    -----------  ------- ------------  -----------   ------------  -----------  -------------  ------------
BALANCE, SEPTEMBER
 30, 2000.........   42,421,417  $42,000 $348,759,000  $(3,631,000)  $(33,684,000) $(2,822,000) $(194,018,000) $114,646,000
                    ===========  ======= ============  ===========   ============  ===========  =============  ============

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................ $(117,137,000) $(31,672,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................     2,119,000       383,000
    Stock exchanged for services..................           --        337,000
    Amortization of prepaid marketing expenses....     6,521,000     3,911,000
    Amortization of warrants for services.........       104,000       285,000
    Stock-based compensation expense..............     2,545,000       688,000
  Changes in assets and liabilities:
    Accounts receivable...........................      (146,000)   (8,844,000)
    Accounts receivable-related parties...........    (2,872,000)          --
    Inventories...................................           --       (946,000)
    Prepaid expenses and other....................    (5,878,000)   (1,429,000)
    Accounts payable..............................     3,501,000     4,380,000
    Accrued liabilities...........................    10,816,000     8,272,000
    Accrued marketing-related parties.............    23,129,000           --
    Dividends payable.............................       240,000           --
    Other long-term liability.....................     1,241,000           --
    Deferred revenue..............................       511,000       286,000
    Long-term deferred revenue....................     5,588,000           --
                                                   -------------  ------------
      Net cash used in operating activities.......   (69,718,000)  (24,349,000)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net......   (17,812,000)   (1,846,000)
  Sale (purchase) of short-term investments, net..    (5,160,000)   (8,076,000)
                                                   -------------  ------------
      Net cash used in investing activities.......   (22,972,000)   (9,922,000)
                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred
   stock, net of issuance costs...................           --     90,572,000
  Proceeds from issuance of common stock..........   100,000,000           --
  Proceeds from issuance of common stock -
   employee stock purchase plan...................     1,142,000           --
  Proceeds from exercise of common stock options..       664,000       854,000
  Repurchase of common stock......................        (3,000)      (18,000)
  Increase (decrease) in bank overdraft...........           --       (442,000)
  Net borrowings (payments) under capital lease...      (178,000)    1,017,000
                                                   -------------  ------------
      Net cash provided by financing activities...   101,625,000    91,983,000
                                                   -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.......................................     8,935,000    57,712,000
                                                   -------------  ------------

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                             Nine Months Ended
                                               September 30,
                                          -------------------------
                                              2000         1999
                                          ------------  -----------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period.........  139,687,000    2,248,000
                                          ------------  -----------
  Balance at end of period............... $148,622,000  $59,960,000
                                          ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid for interest................. $     89,000  $    24,000
  Deferred stock-based compensation......        6,000    6,631,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING INFORMATION
  Restricted cash received from issuance
   of redeemable convertible preferred
   stock................................. $ 81,356,000          --
  Restricted cash received from issuance
   of redeemable common stock............   18,644,000          --
  Restricted cash used for prepaid
   marketing expenses....................   (8,500,000)         --
  Interest earned on restricted cash.....      258,000          --
  Issuance of common stock warrants for
   prepaid marketing expenses............  (15,999,000)         --
  Stock issued for a note receivable.....          --     2,822,000
  Equipment acquired under capital
   lease.................................      367,000    1,099,000


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

   TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation with facilities in California. On August 21, 2000, TiVo
(UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

   The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience and the uncertainty of future profitability.

Unaudited Interim Consolidated Financial Statements

   The accompanying consolidated balance sheet as of September 30, 2000 and the accompanying consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and redeemable common stock, consolidated statements of stockholders' equity and consolidated statements of cash flows for the three months and nine months ended September 30, 2000 and 1999 included herein have been prepared by the Company and are unaudited. The information furnished in the unaudited financial statements referred to above includes all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

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


Deferred Rent

   Deferred rent of $684,000 included in other long-term liabilities results from the recognition of rent expense under facilities lease amortized on a straight line basis over 7 years, the life of the related lease.

Revenue Recognition

   Revenue arises from two sources, subscription revenue and non-subscription revenue. Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers

                                   TIVO INC.

the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which service has not yet been provided.

   Non-subscription revenue primarily includes Charter Advertising and Sponsorship Revenue from consumer companies and media networks who have provided content of the TiVo Service. Customers are billed on a net terms basis and the revenue is recognized as the advertising and content is delivered.

Sales and Marketing Expenses--Related Parties

   Sales and marketing--related parties consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Inc. ("DIRECTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum"), Sony Corporation of America ("Sony"), AOL and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company.

Stock-Based Compensation and Stock Exchanged for Services

   The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expense of $2.5 million for the nine months ended September 30, 2000. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Net Loss Per Common Share

   Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of all net loss per share amounts do not include repurchasable common stock issued to DIRECTV, redeemable common stock issued to AOL and unvested, repurchasable common stock issued under the employee stock option plans.

Reclassifications

   Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

                                   TIVO INC.

3. COMMITMENTS AND CONTINGENCIES

Facilities Leases

   In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for two buildings totaling approximately 127,000 square feet located in Alviso, CA. The lease began on March 10, 2000 and has a seven-year term. Future minimum lease payments under this lease are $19.3 million as of September 30, 2000.

   In March 2000, the Company entered into an office lease with Embassy Group Associates for approximately 1,400 square feet located in Beverly Hills, CA. The lease began on March 1, 2000 and has a twenty-six month term. Future minimum lease payments under this lease are $50,000 as of September 30, 2000.

   In June 2000, the Company entered into an office lease with Regus Business Center for approximately 1,200 square feet located in Middlesex, United Kingdom. The lease began on June 20, 2000 and has a six month term. Future minimum lease payments under this lease are $60,000 as of September 30, 2000.

   In August 2000, the Company entered into an office lease with Arden Realty Ltd. for approximately 1,700 square feet located in Beverly Hills, CA. The lease began on August 30, 2000 and has a thirty-six month term. Future minimum lease payments under this lease are $141,000 as of September 30, 2000.

   Rent expense for the three months ended September 30, 1999 and 2000 was $266,000 and $936,000, respectively. Rent expense for the nine months ended September 30, 1999 and 2000 was $749,000 and $2.1 million, respectively. Including abatement from sublease income, rent expense for the three and nine months ended September 30, 2000 was reduced to $590,000 and $1,781,000, respectively.

Equipment Lease Line

   As of September 30, 2000, $2.3 million of an equipment lease line had been used and has been accounted for as a capital lease. The unused equipment lease line expired February 2000. The future minimum lease payments under capitalized equipment leases are $1.7 million as of September 30, 2000.

4. AMERICA ONLINE, INC. INVESTMENT

   On September 13, 2000, the Company closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment Agreement between AOL and TiVo, dated June 6, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), the Company issued 2,711,861 shares of redeemable convertible preferred stock at $30.00 per share, 806,889 shares of redeemable common stock at $23.11 per share, 4,327,833 shares of common stock at $23.11 per share, two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, (the "Commercial Agreement"), in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

Restricted Cash

   Under the terms of the Investment Agreement, the Company deposited $91.5 million of the proceeds received from the AOL investment and the associated interest income earned of $258,000 in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s). However, the restricted cash would be used in the event AOL exercises their put option to repurchase Series A redeemable convertible preferred stock and redeemable common stock. The terms of the put option are described below.

                                   TIVO INC.

Series A Redeemable Convertible Preferred Stock

   In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.2 million. Each share of the Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation. The Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of the Company's common stock exceeds $30.00 per share for any 30 consecutive trading day period. The Series A redeemable convertible preferred stock was issued with a put option that under certain conditions will require the Company to repurchase the number of preferred shares having an initial liquidation value of $91.5 million. If the set-top box launch of the Integrated Product has not occurred by December 31, 2001 and AOL has not committed a material breach of the Commercial Agreement or the Company breaches its obligations with respect to the financial covenants, then AOL shall have a put option exercisable for a period of ninety days. In the event that the set-top box launch occurs after the planned launch date, but prior to the exercise of the put option, the put option shall immediately expire.

Series A Redeemable Convertible Preferred Stock Dividend

   Under the terms of the Investment Agreement between AOL and TiVo, the Company issued Series A redeemable convertible preferred stock, with dividend and voting rights. Dividends on the Series A redeemable convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per shares times the number of shares of Series A redeemable convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors.

Redeemable Common Stock

   In September 2000, the Company issued 806,889 shares of redeemable common stock at $23.11 per share to AOL in exchange for $18.6 million, before issuance costs of $514,000. The redeemable common stock is common stock that was issued with a put option. The terms of the put option are the same as described above.

Common Stock

   In September 2000, the Company issued 4,327,833 shares of common stock at $23.11 per share to AOL in exchange for $100.0 million, before issuance costs of $3.8 million.

Initial Common Stock Warrants A and B

   In conjunction with AOL's investment, the Company issued two initial warrants to AOL to purchase common stock. The initial warrants are vested immediately and exercisable as follows:

  . Initial Warrant A--AOL was issued warrants to purchase 2,308,475 shares of common stock at $23.11 per share. The Company will expense the estimated fair value of the warrants of $13.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 16-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

                                   TIVO INC.

  . Initial Warrant B--AOL was issued warrants to purchase 295,428 shares of common stock at $30.00 per share. The Company will expense the estimated fair value of the warrants of $2.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 40-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

The expiration of Initial Warrant A is December 31, 2001 and Initial Warrant B expires December 31, 2003. The estimated value of the warrants of $16.0 million was recorded as prepaid marketing expense (contra-equity) when issued.

Performance Warrants

   Under the terms of the Investment Agreement two performance warrants were issued. If AOL meets certain performance criteria, they may exercise these two performance warrants to purchase up to an aggregate of 5,207,806 shares of common stock at an exercise price per share which is a function of market price of the common stock. The first warrant is contingent and exercisable upon a written binding commitment for the set-top box launch during the term of the Commercial Agreement. The second performance warrant is contingent and exercisable upon notification that there are 1.5 million activated users of the Integrated Service existing at one time, excluding users of the Integrated Service for whom the Integrated Service is enabled by hardware and equipment developed to receive the DIRECTV service. These warrants are exercisable for a six month period following the time they become exercisable. Additionally, these warrants shall also become exercisable immediately upon the occurrence of either a material breach of the Commercial Agreement by the Company or the Company enters into a definitive agreement for a change of control of the Company. The performance warrants expire on the earlier of September 11, 2003 or in the event that AOL commits a material breach of the Commercial Agreement.

AOL Advertising Insertion Order

   Under the terms of the Investment Agreement, the Company has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On the closing date of the Investment Agreement, $8.5 million of this amount was paid to AOL. The Company has recorded this payment as prepaid marketing expense (contra equity). As of September 30, 2000 we have incurred $1.0 million of advertising expense. The balance of $3.5 million has not been incurred and is not due as of September 30, 2000.

Financial Convenants

   Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company will, on an informational basis, advise AOL monthly of the Company's net cash position. The financial covenants shall terminate from the earlier of the date of the set-top box launch, (so long as the such set-top box launch occurs before the planned launch date), the expiration of the put option or the day following the first anniversary of the planned launch date.

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

   During the three months ended September 30, 2000, the Company made several key announcements:

  . TiVo and AOL closed an investment from AOL in TiVo of $200.0 million.
    This investment is part of a three-year strategic Commercial Agreement in which TiVo became an AOL programming partner, offering AOLTV subscribers access to features of TiVo's Personal TV Service. Under the terms of the Commercial Agreement, AOL and TiVo will work together to develop a dual purpose AOLTV branded set-top box and TiVo will be the exclusive provider of personal TV features on these set-top boxes.

  . TiVo announced a partnership with ASI Entertainment and Nielsen Media
    Research to join forces in a project that will create a national TV sample through the National In-Home TV Lab, designed to forecast the future impact of personal television on television programming and advertising.

  . TiVo announced a partnership with Comcast Cable to jointly deliver personal video recorders with the TiVo Service.

  . TiVo announced the launch of TiVo Service in the United Kingdom in cooperation with British Sky Broadcast. Consumer electronic manufacturer, Thomson, will manufacture the TiVo Recorder under the Thomson SCENIUM brand. The TiVo Recorder became available in October 2000 at Dixons, Curry's and selected electrical retailers. In an effort to support this partnership, TiVo has established a presence in the United Kingdom by both incorporating TiVo (UK) Ltd. and establishing an office in Middlesex, UK. Additionally, the BBC signed an agreement as a network partner to showcase its content on the TiVo Personal Television Service in the UK.

  . TiVo introduced "TiVo Direct", an innovative, new marketing and merchandising product. This new product includes 30 minutes of video programming pre-loaded into the hard drive from the factory.

Results of Operations

   Revenues. Revenues for the three months and nine months ended September 30, 2000 were $1.0 million and $2.1 million compared to $33,000 and $41,000 for prior year comparable periods. The increase was attributable to an increase in customer subscriptions to the TiVo Service, which began in March 1999. As of September 30, 2000, we had approximately 73,000 subscribers. Additionally, other revenues comprised of Charter Advertising Revenue and Charter Sponsorship Revenue were recognized during 2000.

   Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the three and nine months ended September 30, 2000 were $4.0 million and $13.2 million compared to $749,000 and $2.1 million for the same periods ended September 30, 1999. The increases were primarily attributable to variable costs, such as telephone charges, that increased with the increase of subscribers. Additionally, costs increased due to creating and distributing TiVo Takes, original programming content, as part of the TiVo Service.

   Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses, consulting fees and prototype expenses relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three and nine months ended September 30, 2000 were $8.3 million and $18.7 million. Prior year research and development expenses were $2.3 million and $5.8 million for the three and nine months ended September 30, 1999. The increases were primarily attributable to the hiring of additional engineering personnel and costs related to the improvement and addition of features and functionality of current products as well as the design of new platforms.

   Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and nine months ended September 30, 2000 were $30.3 million and $50.8 million compared to $5.3 million and $9.3 million from respective prior year periods. The increases were primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service.

   Sales and marketing--related parties. Sales and marketing--related parties consist of cash and non-cash charges related primarily to agreements with DIRECTV, Philips, Quantum, Sony, AOL and CAA, all of which hold stock in the Company. Sales and marketing--related parties for the three and nine months ended September 30, 2000 were $19.0 million and $28.9 million compared to $4.9 million and $5.3 million for the three and nine months ended September 30, 1999, respectively. The increases in sales and marketing--related parties expenses are attributable to the ongoing amortization of deferred marketing charges, the increases in manufacturing and shipments of personal video recorders and the related activations of subscribers to the TiVo Service.

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the three and nine months ended September 30, 2000 were $3.5 million and $9.8 million compared to $1.8 million and $3.9 million for the prior year comparable periods. The increases were primarily attributable to increased travel, legal and facility expenses.

   Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $657,000 and $2.5 million for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, stock-based compensation was $501,000 and $688,000, respectively. The increases are due to increased numbers of employees and the expense being amortized on an accelerated basis over the vesting periods of the individual awards, usually 4 years for all nine months in 2000. During 1999, stock-based compensation was expensed beginning in the second quarter.

   Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders manufactured and sold by TiVo, less the cost of the personal video recorders sold. For the three and nine months ended September 30, 2000, other operating expenses, net was zero compared to $4.8 million and $5.0 million for the three and nine months ended September 30, 1999. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and were therefore considered incidental to our business and as such were classified as other operating expense, net.

   Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments was $1.6 million and $5.4 million for the three and nine months ended September 30, 2000 compared to $614,000 and $891,000 for prior year periods. The increases are as a result of increased cash balances due to the capital raised during 1999 and the AOL investment received in September 2000.

   Interest expense and other. Interest expense and other was $253,000 and $435,000 for the three and nine months ended September 30, 2000. Interest expense accounted for $31,000 and $100,000 of the total respective amounts. Other consists of a gain on the sale of an asset and amortization of the value assigned to the Comdisco warrants. For prior year periods, interest expense and other was $281,000 and $459,000, respectively.

   Series A redeemable convertible preferred stock dividend. Under the terms of the Investment Agreement between AOL and TiVo, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividend payable for the three and nine months ended September 30, 2000 was $240,000. The dividends are payable quarterly as declared by the Board of Directors.

Quarterly Results of Operations

   The following table represents certain unaudited statements of operations data for our eight most recent quarters ended September 30, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

                                                              Three Months Ended
                          ----------------------------------------------------------------------------------------------
                          December 31, March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30,
                              1998       1999      1999        1999          1999       2000       2000        2000
                          ------------ --------- --------  ------------- ------------ ---------  --------  -------------
                                                           (unaudited, in thousands)
Revenues................    $   --      $   --   $     8     $     33      $    182   $    424   $    719    $  1,002
Costs and expenses
Cost of services........        --         (689)    (636)        (749)       (1,993)    (4,168)    (4,988)     (4,019)
Research and
 development............     (2,146)     (1,596)  (1,859)      (2,327)       (3,945)    (4,678)    (5,679)     (8,318)
Sales and marketing.....       (567)     (2,168)  (1,847)      (5,323)      (15,164)    (9,180)   (11,384)    (30,262)
Sales and marketing--
 related parties........        --          --      (382)      (4,946)       (9,844)    (4,547)    (5,349)    (18,998)
General and
 administrative.........     (1,337)     (1,125)  (1,057)      (1,757)       (3,088)    (2,691)    (3,631)     (3,526)
Stock-based
 compensation...........        --          --      (187)        (501)         (842)      (969)      (919)       (657)
Other operating expense,
 net....................        --           12     (201)      (4,808)       (2,213)       --         --          --
                            -------     -------  -------     --------      --------   --------   --------    --------
Loss from operations....     (4,050)     (5,566)  (6,161)     (20,378)      (36,907)   (25,809)   (31,231)    (64,778)
Interest income.........         55          53      224          614         2,022      1,824      1,907       1,625
Interest expense and
 other..................        --           (2)    (176)        (281)           (7)       (70)      (112)       (253)
                            -------     -------  -------     --------      --------   --------   --------    --------
Net loss................     (3,995)     (5,515)  (6,113)     (20,045)      (34,892)   (24,055)   (29,436)    (63,406)
Less: Series A
 redeemable convertible
 preferred stock
 dividend...............        --          --       --           --            --         --         --         (240)
                            -------     -------  -------     --------      --------   --------   --------    --------
Net loss................    $(3,995)    $(5,515) $(6,113)    $(20,045)     $(34,892)  $(24,055)  $(29,436)   $(63,646)
                            =======     =======  =======     ========      ========   ========   ========    ========

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

Liquidity and Capital Resources

   From inception through September 30, 2000, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At September 30, 2000, we had $148.6 million of cash and cash equivalents, $91.8 million of restricted cash as well as $11.3 million of short-term investments. As of September 30, 1999, we had $60.0 million of cash and cash equivalents along with $8.2 million of short-term investments. The expansion of our business will require significant additional capital to fund operations, capital expenditures and working capital needs. Accordingly, we may choose to raise additional capital through debt or equity financing within the next twelve months.

   Net cash used in operating activities was $69.7 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we incurred a net loss of $117.1 million, of which $11.3 million is related to non-cash charges. Uses of cash from operating activities also included an increase in prepaid expenses and other of $5.9 million, an increase in accounts receivable-related parties of $2.9 million and an increase in accounts receivable of $146,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued marketing--related parties of $23.1 million, an increase in accrued liabilities of $10.8 million, an increase in long-term deferred revenue of $5.6 million, an increase in accounts payable of $3.5 million, an increase in deferred rent of $684,000 and an increase in rental deposit received from tenant of $557,000. Additional sources of cash were deferred revenue of $511,000, and dividends payable on Series A redeemable convertible preferred stock of $240,000.

   Net cash used by investing activities was $23.0 million for the nine months ended September 30, 2000. Net cash provided in investing activities during the nine months ended September 30, 2000 included $17.8 million used for the acquisition of property and equipment and $5.2 million for the purchase of short-term investments.

   Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2000. Of this amount, $100.0 million was received from the issuance of common stock before issuance costs to AOL. We also received $1.1 million in proceeds from the issuance of common stock through the employee stock purchase plan and $664,000 from proceeds from exercise of common stock options.

   Net cash used in operating activities was $24.3 million for the nine months ended September 30, 1999. Net cash used during this period was primarily a result of the research and development, sales and marketing and general and administrative costs to support the development of the TiVo Service and the personal video recorder that enables the TiVo Service. During the nine months ended September 30, 1999, we began providing the TiVo Service, incurring a net loss of $31.7 million of which $5.6 million was related to non-cash charges. Uses of cash from operating activities included an increase in accounts receivable of $8.8 million, an increase in prepaid expenses and other of $1.4 million and an increase in inventory of $946,000. This was offset by sources of cash from operating activities resulting from an increase in accrued liabilities of $8.3 million, an increase in accounts payable of $4.4million, and an increase in deferred revenue of $286,000.

   Net cash used in investing activities was $9.9 million for the nine months ended September 30, 1999. Net cash used during this period included $8.1 million from the purchase of short-term investments and $1.8 million for the purchase of property and equipment.

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

   We have commitments for future lease payments under our facilities' operating leases of $19.5million and obligations under capital leases of $1.7 million as of September 30, 2000. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

   We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. During the three months ended September 30, 2000, we recognized revenues of $1.0 million. As of September 30, 2000, we had an accumulated deficit of $194.0 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

 Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

   We were incorporated in August 1997 and have been obtaining subscribers and selling personal video recorders only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of September 30, 2000, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

 If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

   Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of 1999. We will rely principally on our consumer electronics partners, such as Philips, Sony and Thomson, to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV to market, sell and support the TiVo Service to DIRECTV subscribers. The ongoing marketing campaign requires, among other things, that we:

  . educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;

  . commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

  . coordinate our own sales, marketing and support activities with those of Philips, DIRECTV, Sony, Thomson and other strategic partners.

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

   In addition, we face the following risks in relying on these third parties:

   If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into agreements with AOL, Philips, Sony and Thomson to manufacture and distribute the personal video recorders that enable the TiVo Service. We have transitioned manufacturing of the personal video recorder from our third-party contract manufacturer to Philips, who assumed manufacturing responsibility in the fourth quarter of 1999. However, we have no minimum volume commitments from Philips, Sony, Thomson or any other manufacturer. The ability of our manufacturing partners to provide sufficient production volume of the personal video recorder to satisfy demand, is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

   If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services. Our manufacturing partners distribute the personal video recorder that enables the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support the personal video recorder and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support the personal video recorder and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on DIRECTV, British Sky Broadcast and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorder and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

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

Item 2. Changes in Securities and Use of Proceeds

   (c) Recent Sales of Unregistered Securities.

   On September 13, 2000, pursuant to the Investment Agreement between the Company and AOL, dated as of June 9, 2000 and amended as of September 11, 2000, in exchange for an aggregate amount of $200 million, we issued to AOL the following securities:

     1. 5,134,722 shares of common stock;

     2. 2,711,861 shares of TiVo Series A redeemable convertible preferred stock, each share of which is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation; and

     3. Four warrants to purchase up to an aggregate of 7,811,709 shares of common stock, including:

      . Initial Warrant A to purchase up to 2,308,475 shares of common stock at $23.11 per share (such right to expire on December 31, 2001);

      . Initial Warrant B to purchase up to 295,428 shares of common stock at $30.00 per share (such right to expire on December 31, 2003);

      . Performance Warrants A and B to purchase up to an aggregate of 5,207,806 shares of common stock contingent upon future performance at an exercise price per share which varies with the market price of the common stock (such rights to expire on September 11, 2003).

   The sale of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as amended, or Regulation D promulgated thereunder. The recipient of such securities represented its intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing such securities issued.

   (d) Use of Proceeds from Sales of Registered Securities.

   TiVo's Registration Statement on Form S-1 (Registration No. 333-83515) under the Securities Act of 1933, as amended, for the initial public offering became effective on September 29, 1999.

   TiVo has used the net offering proceeds from its initial public offering for working capital and general corporate purposes, including advertising and promotion of the TiVo Service and the TiVo brand, product development, expansion of its sales, marketing and service capabilities and facilities. The use of proceeds does not represent a material change in the use of proceeds as described in TiVo's prospectus dated September 29, 1999 comprising part of TiVo's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-83515).

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of TiVo Inc. was held at the principal office of the Company at 2160 Gold Street, Alviso, California 95002 on July 26, 2000. Of the 37,945,151 shares of common stock entitled to vote at the meeting, 25,975,921 shares were present in person or by proxy.

  . Proposal 1 The vote for nominated directors, Michael Ramsay, Geoffrey
    Yang and Randy Komisar to hold office until the 2003 Annual Meeting of Stockholders was as follows:

                                            In Favor                                  Withheld
                                            --------                                  --------
           Michael Ramsay                  25,959,500                                  16,421
           Geoffrey Yang                   25,959,770                                  16,151
           Randy Komisar                   25,960,206                                  15,715

   Directors continuing in office are James Barton, Michael J. Homer, Stewart Alsop, Larry N. Chapman, Jan P. Oosterveld, John S. Hendricks and Howard Stringer.

   The results of voting on the following items were as set forth below:

  . Proposal 2Ratification of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31,2000.

                                        In Favor              Opposed             Abstain
                                        --------              -------             -------
      Ratification of Auditors         25,955,119              10,160             10,642

  . Proposal 3
    Issuance of securities exceeding 20% of the Company's common stock to America Online, Inc.

                                        In Favor              Opposed             Abstain
                                        --------              -------             -------
       Issuance of Securities          20,776,393              22,749             20,387

  . Proposal 4
    An amendment and restatement of the Company's Amended and Restated
    Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares and the number of authorized shares of preferred stock from 2 million shares to 10 million shares and make certain other changes.

                                        In Favor              Opposed             Abstain
                                        --------              -------             -------
      Amendment and Restatement        20,484,598             311,826             23,105

Item 5. Other Information

   During the third quarter of 2000, Barry Schuler and David M. Zaslav were elected to the Company's Board of Directors as the AOL and NBC Cable representatives, respectively. Under the terms of the Company's 1999 Non-Employee Directors' Stock Option Plan, Messrs. Schuler and Zaslav were each automatically granted an option to purchase an aggregate of 20,000 shares of common stock.

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 Exhibits

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
  3.2        Amended and Restated Certificate of Incorporation.
  3.4*       Amended and Restated Bylaws.
  4.3*       Ninth Amended and Restated Investor Rights Agreement between TiVo and certain investors, dated as of August 6, 1999.
  4.4*****   Stockholders and Registration Rights Agreement by and between TiVo
             Inc. and America Online, Inc., dated as of June 9, 2000.
 10.1*       Form of Indemnification Agreement between TiVo and its officers and directors.
 10.2*       TiVo's 1999 Equity Incentive Plan and related documents.
 10.3*       TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents.
 10.4*       TiVo's 1999 Employee Stock Purchase Plan and related documents.
 10.5****    TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents.
 10.6*+      Hard Disk Drive Supply Agreement between Quantum Corporation and
             TiVo, dated November 6, 1998.
 10.7*+      Master Agreement between Philips Business Electronics B.V. and
             TiVo, dated March 31, 1999.
 10.8*+      Marketing Agreement between DIRECTV, Inc. and TiVo, dated April
             13, 1999.
 10.9*+      Agreement between NBC Multimedia, Inc. and TiVo, dated April 16,
             1999.
 10.10*      Sublease Agreement between Verity, Inc. and TiVo, dated February
             23, 1998.
 10.11*      Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998.
 10.12*      Second Amendment to Sublease Agreement between Verity, Inc. and
             TiVo, dated March 1999.
 10.13*      Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998.
 10.15*      Master Lease Agreement between Comdisco, Inc. and TiVo, dated
             February 12, 1999.
 10.16*+     Warrant Purchase and Equity Rights Agreement between Quantum
             Corporation and TiVo, dated November 6, 1998 and related
             documents.
 10.17*      Warrant to Purchase Shares of Series A Preferred Stock issued to
             Randy Komisar, dated March 18, 1998.
 10.18*      Warrant Agreement between Comdisco, Inc. and TiVo, dated February
             12, 1999.
 10.19*      Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents.
 10.20*      First Amendment to Hard Disk Supply Agreement between Quantum and
             TiVo, dated June 25, 1999.
 10.21*      TiVo's 401(k) Plan, effective December 1, 1997.
 10.22*+     Tribune Media Services Television Listing Agreement between
             Tribune Media Services and TiVo, dated June 1, 1998.
 10.23*+     Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998.
 10.24**     Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999.
 10.25*****  Investment Agreement between America Online, Inc. and TiVo, dated
             June 9, 2000.
 10.26*****+ Product Integration and Marketing Agreement between America
             Online, Inc.and TiVo, dated June 9, 2000.
 10.27       First Amendment to the Investment Agreement between America
             Online, Inc. and TiVo, dated September 11, 2000.
 10.28       Escrow Agreement, dated as of September 13, 2000, by and among
             AOL, TiVo and U.S. Trust Company, National Association
 99.5***     Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents
 27.1++      Financial Data Schedule.

--------
    * Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-1 (SEC File No. 333-83515), originally filed on July 22, 1999.
   ** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Quarterly report on Form 10-Q filed on November 15, 1999.
  *** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Registration Statement on Form S-8 (SEC File No. 333-94629), filed on January 13, 2000.
 **** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Annual report on Form 10-K filed on March 30, 2000.
***** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Quarterly report on Form 10-Q filed on August 14, 2000.
    +  Confidential treatment granted as to portions of this exhibit.
   ++ Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.

 Reports on Form 8-K

   TiVo did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

                                     Tivo Inc.

Date: Nov 14, 2000                           /s/ Michael Ramsay
                                     By:__________________________________
                                               Michael Ramsay
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)

Date: Nov 14, 2000                          /s/ David H. Courtney
                                     By:__________________________________
                                              David H. Courtney
                                        Chief Financial Officer and Sr.
                                        Vice President of Finance and
                                        Administration
                                        (Principal Financial and
                                        Accounting Officer)