Form 10-K405/A
period 1999-12-31
TIVO INC
filed 2001-01-12
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

                                Amendment No. 2


             Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                       Commission file number 000-27141
                                              ---------

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                       77-0463167
   ---------------------------------------------         -------------------
   (State or other jurisdiction of incorporation           (IRS Employer
             or organization)                            Identification No.)


   2160 Gold Street, PO 2160, Alviso, CA               95164-9101
   ----------------------------------------      ----------------------
   (Address of principal executive offices)                     (Zip Code)

                                (408) 519-9100
             -----------------------------------------------------
              (Registrant's telephone number including area code)


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

                               EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10 K for TiVo Inc. (the "Company") for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000 is being filed to provide additional disclosure in Item 1 "Business (Recent Developments)", Item 3 "Legal Proceedings", Item 7 "Results of Operations" and "Factors that May Affect Future Operating Results" - Intellectual property claims against us can be costly and could result in the loss of significant rights", Item 11 "Executive Compensation" and Item 13 "Other Transactions with Executive Officers and Directors".

PART I

Item 1. Business

Recent Developments

     The text under the heading "Recent Developments" on page 16 is hereby replaced with the following:

     On January 6, 2000, TiVo and DIRECTV announced a new integrated device that would deliver DIRECTV's television programming and the TiVo Service, and store up to 30 hours of recorded programming.

     On January 7, 2000, TiVo formed an alliance with Blockbuster, Inc. to explore the delivery of an entertainment service through the TiVo Service that would allow TiVo subscribers to obtain a selection of movies for viewing through their personal video recorders. This alliance is non-binding and does not require either party to issue securities or make payments to the other. The alliance includes promotional opportunities for both parties, otherwise known as cross-promotional opportunities, that TiVo believes will benefit each company's customers. As of this filing no cross-promotions had been done.

     On January 6, 2000, TiVo agreed to license and incorporate Liberate Technologies'("Liberate") TV Navigator software into future versions of TiVo's personal television reference platform, thus integrating Liberate's platform for interactive TV with the TiVo Service. The Liberate platform includes client and server software that enable interactive TV services such as accessing web sites via the TV. Additionally, this license agreement provides a platform that facilitates America Online, Inc. to partner with TiVo to enhance AOLTV. The term of this agreement is 5 years.

     On February 29, 2000, TiVo formed an exclusive alliance with British Sky Broadcasting Group PLC ("BSkyB") to introduce the personal television service in the United Kingdom. Under this agreement TiVo and BSkyB will co-brand and co-market the sale of personal video recorders in the United Kingdom. The companies will work together to create a version of the TiVo Service to be enabled in the United Kingdom by a BskyB and TiVo branded adaptation of the current TiVo enabled personal video recorder that is distributed in the U.S. This product will be launched in the United Kingdom exclusively by TiVo and BskyB. The launch date is expected to be October 1, 2000. After the launch, the TiVo Service will continue over a 2 year term to be distributed within the United Kingdom exclusively by both parties. Under the terms of the agreement, BskyB will receive a percentage of revenue based on number of subscribers to the TiVo Service. As of December 31, 2000 TiVo and BskyB had successfully launched their products during October 2000.

Item 3. Legal Proceedings

     The text under the heading "Item 3. Legal Proceedings" on page 19 is hereby replaced with the following:

     PhoneTel Communications. On January 6, 2000, a suit was filed against TiVo by PhoneTel Communications, Inc. ("PhoneTel") in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of U.S. Patent Number 4,873,584, entitled "Computer Control for VCR including Display of Record Playback Listing and Playback Order Selection", held by PhoneTel. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its television set top boxes, and sought unspecified monetary damages, an injunction against TiVo's operations, and attorneys' fees and costs. On April 17, 2000, the suit was voluntarily dismissed by PhoneTel. While the suit could be re-filed by PhoneTel, TiVo believes that it has meritorious defenses against this suit and intends to vigorously defend itself. TiVo could be forced to incur material expenses during this defense, and in the event it were to lose this suit, its business would be harmed.

     StarSight Telecast. On January 18, 2000, a suit was filed against TiVo by StarSight Telecast Inc, a subsidiary of Gemstar International Group Limited ("StarSight"), in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process", held by StarSight. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages as well as an injunction against TiVo's operations. It also seeks attorneys' fees and costs. TiVo believes that it has meritorious defenses against this suit and intends to vigorously defend itself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. TiVo could be forced to incur material expenses during this defense, and in the event it were to lose this suit its business would be harmed.

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

     For further discussion of intellectual property risks facing TiVo, see "Factors that May Affect Future Operating Results"-- Intellectual property claims against us can be costly and could result in the loss of significant rights.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The text under the heading "Results of Operations" on pages 23 and 24 is hereby replaced with the following:

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

     Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended December 31, 1999 was $4.1 million compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. This increase was primarily attributable to the hiring of content programming and service operation personnel. Total salaries and benefits accounted for 45% of the total cost of services expenses. The establishment of a customer call center in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service comprised 48% of the total cost of services expenses. Additionally, as subscribers increased there were other variable costs, such as telephone charges which accounted for 4% of the total cost of services.

     Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended December 31, 1999 were $9.7 million compared to $5.6 million for the year ended December 31, 1998 and $356,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Increase in salary expense due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms accounted for approximately 70% of the total increase from 1998 to 1999. Approximately 22% of the total increase was related to research and development consulting expenses.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended December 31, 1999 were $24.5 million compared to $1.3 million for the year ended December 31, 1998 and $28,000 for the period from August 4, 1997 (Inception) to December 31, 1997. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 75% of the total increase in sales and marketing expenses from 1998 to 1999. For the year ended December 31, 1999, sales support expense was $1.7 million compared to zero for the year ended December 31, 1998. Sales support accounted for 7% of the total increase. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service, which began with the retail launch in the third quarter of 1999.

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

     Sales and marketing-related parties expense as of December 30, 1999, consists of cash and non-cash charges of $2.5 million and $12.7 million, respectively. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of December 13, 1999 was $29.0 million. Of this amount, $16.3 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

     The cash portion of sales and marketing-related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Quantum and DIRECTV. Subsidies are formula based payments to our partners in exchange for key activites and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. Since subsidies are based on the number or units manufactured and activated, we expect that as the volume of units manufactured increases our subsidy costs will increase proportionally. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage revenue for a specified group of TiVo subscribers. We anticipate that our business will continue to grow and, as such, we expect the revenue share and manufacturing subsidy amounts to increase in Year 2000 until the service has widespread market acceptance.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs, and professional fees. General and administrative expenses for the year ended December 31, 1999 were $7.0 million compared to $2.9 million for the year ended December 31, 1998 and $241,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Approximately 24% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were the costs of establishing Information Services and Service Operations departments which did not exist during the year ended December 31, 1998 or prior. The costs of the Information Services department were 38% and the costs of the Service Operations department were 31% of the total increase in general and administrative expenses.

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

Factors that May Affect Future Operating Results

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

     On January 6, 2000, PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of U.S. Patent Number 4,873,584, entitled "Computer Control for VCR including Display of Record Playback Listing and Playback Order Selection", held by PhoneTel. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its television set top boxes, and sought unspecified monetary damages, an injunction against TiVo's operations, and attorneys' fees and costs. On April 17, 2000, the suit was voluntarily dismissed by PhoneTel. While the suit could be re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and would vigorously defend itself against such claims. In the event the suit is re-filed, TiVo could be forced to incur material expenses, and in the event it were to lose such a suit, its business would be harmed.

     On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process", held by StarSight. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys' fees and costs. TiVo believes that it has meritorious defenses against the suit and intends to vigorously defend itself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. TiVo could be forced to incur material expenses during this litigation, and in the event it were to lose this suit its business would be harmed.

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

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Messrs. Alsop, Komisar and Yang. None of the members of our Compensation Committee is currently or has been, at any time since our formation, an officer or employee. Prior to the formation of the Compensation Committee, all decisions regarding compensation for directors, officers, employees and consultants and administration of stock and incentive plans were made solely by the Board of Directors.

Item 13.  Certain Relationships and Related Transactions

Other Transactions with Executive Officers and Directors

     The text under the heading "Other Transactions with Executive Officers and Directors" on pages 70 and 71 is hereby replaced with the following:

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

     Our marketing agreement with DIRECTV provides for the promotion and support of our products and the TiVo Service on the DIRECTV satellite system. DIRECTV has agreed to give us access to its subscribers and will actively market and promote TiVo and the TiVo Service. Specifically, DIRECTV has agreed to use its commercially reasonable efforts to encourage retailers to distribute our products and the TiVo Service. DIRECTV also has agreed to make broadcast time available via its DIRECTV Service infomercials and commercials that promote the TiVo Service and our products. DIRECTV has agreed to provide us with access to DIRECTV subscribers for the purpose of mailing promotional materials relating to the TiVo Service and products that enable the TiVo Service. Further, DIRECTV has agreed to include advertising relating to our products and the TiVo Service on DIRECTV's website and in DIRECTV's On and See magazines. DIRECTV has also agreed to make available to us a specified level of bandwidth on the DIRECTV system to expand and enrich the TiVo Service offered to DIRECTV subscribers. Finally, DIRECTV and TiVo have agreed to work together with Philips or other manufacturers to develop a combination DIRECTV/TiVo set-top receiver. In exchange for these marketing and advertising obligations, DIRECTV will receive a percentage of TiVo's revenue attributable to DIRECTV subscribers. As of December 31, 1999, we incurred $4,041 as sales and marketing related party expense. We paid this entire amount to DIRECTV as of March 31, 2000.

     On March 31, 1999, we entered into an agreement with Philips Business Electronics B.V., an affiliate of one of our stockholders, for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. This agreement grants Philips the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. We also granted Philips the right to manufacture, market and sell personal video recorders in North America that incorporate both DIRECTV's satellite receiver and the TiVo Service.We also granted Philips a license to our technology for the purpose of manufacturing personal video recorders and other devices that enable the TiVo Service. In addition, we have agreed to subsidize Philips' manufacture and sale of the personal video recorders. The amount of the subsidy is formula-based and periodically adjusted based on Philips' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment by Philips and the balance is payable after the subscription is activated. In addition to the manufacturing subsidy, we have agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that is owned by an active TiVo Service subscriber. As of December 31, 1999, we incurred $2.2 million as sales and marketing related party expense. We paid this entire amount as of December 31, 2000. Finally, our agreement with Philips provides that Philips will spend a specified amount on marketing activities related to Philips-branded personal video recorders that enable the TiVo Service in order to promote, market and sell their personal video recorders.

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

                                    TIVO INC.

     Date:  January 12, 2001      By: /s/ Michael Ramsay
                                     ------------------------------
                                      Michael Ramsay
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Amendment to Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                                                   Title                                  Date
/s/ Michael Ramsay                           President, Chief Executive Officer and          January 12, 2001
---------------------------------            Chairman of the Board (Principal Executive
Michael Ramsay                               Officer)


 /s/ David H. Courtney                       Sr. Vice President of Finance and               January 12, 2001
---------------------------------            Administration and Chief Financial Officer
David H. Courtney                            (Principal Financial and Accounting Officer)


*                                            Sr. Vice President of Research and              January 12, 2001
---------------------------------            Development, Chief Technical Officer and
James Barton                                 Director



*
---------------------------------            Director                                        January 12, 2001
Geoffrey Y. Yang


*
---------------------------------            Director                                        January 12, 2001
Stewart Alsop


*
---------------------------------
Randy Komisar                                Director                                        January 12, 2001


*
---------------------------------            Director                                        January 12, 2001
Michael Homer


*
---------------------------------            Director                                        January 12, 2001
Larry N. Chapman


*
---------------------------------            Director                                        January 12, 2001
Jan P. Oosterveld


*
---------------------------------            Director                                        January 12, 2001
John S. Hendricks


*
---------------------------------            Director                                        January 12, 2001
David Zaslav


*
---------------------------------            Director                                        January 12, 2001
Barry Schuler

*
---------------------------------            Director                                        January 12, 2001
Howard Stringer

* By: /s/ David H. Courtney                     Attorney-in-Fact                     January 12, 2001
 -------------------------------
David H. Courtney
===========================================================================================================================