Form 10-Q/A
period 2000-09-30
TIVO INC
filed 2001-01-12
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

    X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
Exchange Act of 1934.  For the quarterly period ended September 30, 2000.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to ________________

                       Commission file number 000-27141

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

                         Delaware                                             77-0463167
--------------------------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

2160 Gold Street, PO Box 2160, Alviso, CA                                      95002
--------------------------------------------------------------    ---------------------------------
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

                               EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10 Q for TiVo Inc. (the "Company") for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000 is being filed to provide additional disclosure by replacing the first two paragraphs of Part I "Financial Information" in Item 2 "Management's Discussion and Analysis of Financial Condition and Result of Operations" with the following:

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

     . TiVo introduced "TiVo Direct", an innovative, new marketing and merchandising product. This new content product is comprised of 30 minutes of video advertising and marketing programming pre-loaded into the hard drive before a TiVo enabled unit is shipped from the factory." This content is produced by an advertiser. It may include advertisements for purchase of advertiser merchandise or other goods and services selected by the advertiser. The content resides on the hard drive until the consumer deletes it. TiVo will receive a percentage revenue share of specified products sold through this medium. As of December 31, 2000 TiVo has recognized no revenue for TiVo Direct.

     . On September 13, 2000, TiVo closed the Investment Agreement with AOL, pursuant to which AOL paid TiVo $200 million. Under the terms of the Investment Agreement between AOL and TiVo, dated June 6, 2000, as amended by the First Amendment to the Investment Agreement dated September 11, 2000, TiVo issued 2,711,861 shares of redeemable convertible preferred stock at $30.00 per share, 806,889 shares of redeemable common stock at $23.11 per share, 4,327,833 shares of common stock at $23.11 per share, two initial warrants to purchase an aggregate of 2,603,903 shares of TiVo's common stock and two performance warrants to purchase an aggregate of up to5,207,806 shares of common stock. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

Restricted Cash

          Under the terms of the Investment Agreement, TiVo deposited $91.5 million of the proceeds received from the AOL investment and the associated interest income earned of $258,000 in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s). However, the restricted cash would be used in the event AOL exercises its put option to repurchase Series A redeemable convertible preferred stock and redeemable common stock. The terms of the put option are described below.

Series A Redeemable Convertible Preferred Stock

          In September 2000, TiVo issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.2 million. Each share of the Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in TiVo's Amended and Restated Certificate of Incorporation. The Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of TiVo's common stock exceeds $30.00 per share for any 30 consecutive trading day period. The Series A redeemable convertible preferred stock was issued with a put option that under certain conditions will require TiVo to repurchase the number of preferred shares having an initial liquidation value of $91.5 million. If the set-top box launch of the Integrated Product has not occurred by December 31, 2001 and AOL has not committed a material breach of the Commercial Agreement or TiVo breaches its obligations with respect to the financial covenants, then AOL shall have a put option exercisable for a period of ninety days. In the event that the set-top box launch occurs after the planned launch date, but prior to the exercise of the put option, the put option shall immediately expire.

Series A Redeemable Convertible Preferred Stock Dividend

          Under the terms of the Investment Agreement between AOL and TiVo, TiVo issued Series A redeemable convertible preferred stock, with dividend and voting rights. Dividends on the Series A redeemable convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per shares times the number of shares of Series A redeemable convertible preferred stock outstanding. Dividends are payable quarterly as declared by TiVo's Board of Directors.

Redeemable Common Stock

          In September 2000, TiVo issued 806,889 shares of redeemable common stock at $23.11 per share to AOL in exchange for $18.6 million, before issuance costs of $514,000. The redeemable common stock is common stock that was issued with a put option. The terms of the put option are the same as described above.

Common Stock

          In September 2000, TiVo issued 4,327,833 shares of common stock at $23.11 per share to AOL in exchange for $100.0 million, before issuance costs of $3.8 million.

Initial Common Stock Warrants A and B

          In conjunction with AOL's investment, TiVo issued two initial warrants to AOL to purchase common stock. The initial warrants are vested immediately and exercisable as follows:

     . Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $23.11 per share. TiVo will expense the estimated fair value of the warrants of $13.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model.

          The principal assumptions used in the computation are: 16-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

     . Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $30.00 per share. TiVo will expense the estimated fair value of the warrants of $2.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 40-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

          The expiration of Initial Warrant A is December 31, 2001 and Initial Warrant B expires December 31, 2003. The estimated value of the warrants of $16.0 million was recorded as prepaid marketing expense (contra-equity) when issued.

Performance Warrants

          Under the terms of the Investment Agreement two performance warrants were issued. If AOL meets certain performance criteria, they may exercise these two performance warrants to purchase up to an aggregate of 5,207,806 shares of common stock at an exercise price per share which is a function of the market price of the common stock. The first warrant is contingent and exercisable upon a written binding commitment for the set-top box launch during the term of the Commercial Agreement. The second performance warrant is contingent and exercisable upon notification that there are 1.5 million activated users of the Integrated Service existing at one time, excluding users of the Integrated Service for whom the Integrated Service is enabled by hardware and equipment developed to receive the DIRECTV service. These warrants are exercisable for a six month period following the time they become exercisable. Additionally, these warrants shall also become exercisable immediately upon the occurrence of either a material breach of the Commercial Agreement by TiVo or TiVo enters into a definitive agreement for a change of control. The performance warrants expire on the earlier of September 11, 2003 or in the event that AOL commits a material breach of the Commercial Agreement.

AOL Advertising Insertion Order

          Under the terms of the Investment Agreement, TiVo has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On the closing date of the Investment Agreement, $8.5 million of this amount was paid to AOL. TiVo has recorded this payment as prepaid marketing expense (contra equity). As of September 30, 2000 we have incurred $1.0 million of advertising expense. The balance of $3.5 million has not been incurred and is not due as of September 30, 2000.

Financial Convenants

          Under the terms of the Investment Agreement, TiVo must maintain a positive net cash position in excess of $25.0 million at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). TiVo will, on an informational basis, advise AOL monthly of TiVo's net cash position. The financial covenants shall terminate from the earlier of the date of the set-top box launch, (so long as the such set-top box launch occurs before the planned launch date), the expiration of the put option or the day following the first anniversary of the planned launch date.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: January 12, 2001      By: /s/ Michael Ramsay
                               ------------------------------------------------
                                Michael Ramsay
                                Chief Executive Officer and Chairman of the
                                Board of Directors
                                (Principal Executive Officer)

Date: January 12, 2001      By: /s/ David H. Courtney
                               ------------------------------------------------
                                David H. Courtney
                                Chief Financial Officer and Sr. Vice President of Finance and Administration (Principal Financial and Accounting Officer)