Form 10-K405/A
period 1999-12-31
TIVO INC
filed 2001-01-22
CIK 1088825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

                                Amendment No. 3

              Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                        Commission file number 000-27141

                                   TIVO INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                        77-0463167
 (State or other jurisdiction of incorporation         (IRS Employer Identification No.)
               or organization)

   2160 Gold Street, PO Box 2160, Alviso, CA                         95002
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

                                EXPLANATORY NOTE

   This Amendment No. 3 to the Annual Report on Form 10 K for TiVo Inc. (the "Company") for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000 is being amended and restated in its entirety to provide additional disclosure in Item 1"Business (Recent Developments)", Item 3 "Legal Proceedings", Item 7 "Results of Operations" and "Factors that May Affect Future Operating Results-Intellectual property claims against us can be costly and could result in the loss of significant rights", Item 11 "Executive Compensation" and Item 13 "Other Transactions with Executive Officers and Directors".

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Table of Contents

                                  PART I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................    19

 Item 3.  Legal Proceedings..............................................    19

 Item 4.  Submission of Matters to a Vote of Security Holders............    20

                                  PART II

 Item 5.  Market For The Company's Common Equity and Related Stockholder
          Matters........................................................    21

 Item 6.  Selected Financial Data........................................    22

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    23

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk......    42

 Item 8.  Financial Statements and Supplementary Data....................    42

 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    61

                                 PART III

 Item 10. Directors and Executive Officers of the Company................    62

 Item 11. Executive Compensation.........................................    65

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    68

 Item 13. Certain Relationships and Related Transactions.................    70

                                  PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    73

 Signatures...............................................................   76

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

   TiVo began selling personal video recorders and subscriptions to the TiVo Service on March 31, 1999 directly to consumers, principally through TiVo's web site, www.tivo.com and its toll-free telephone number, 1-877-FOR-TIVO. Philips began distributing co-branded personal video recorders to national retail chains and regional retail stores and distributors and online e-tailers in the fourth quarter of 1999.

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

   TiVo initiated a marketing campaign in support of the retail launch of the personal video recorder that utilized print, outdoor, web and television advertising. TiVo also targeted certain DIRECTV subscribers with direct mail and bill inserts. The goal of these efforts is to increase awareness of the personal television category and to promote the TiVo brand as the leader in this category. TiVo's marketing campaign was augmented by a significant advertising effort by Philips.

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

Executive Officers and Key Employees:

   Our executive officers and key employees and their ages are as follows:

   Name                        Age                   Position
   ----                        ---                   --------
   Executive Officers
      Michael Ramsay..........  50 Chairman of the Board, Chief Executive
                                    Officer and President
      James Barton............  42 Sr. Vice President of Research and
                                    Development, Chief Technical Officer
      David H. Courtney.......  41 Sr. Vice President of Finance and
                                    Administration and Chief Financial Officer

   Key Employees
      Susan Cashen............  39 Vice President of Corporate Communications
      Ta-Wei Chien............  45 Sr. Vice President of Engineering and
                                    Operations
      Morgan P. Guenther......  46 Vice President of Business Development
      Stacy Jolna.............  48 Vice President of Programming and Media
                                    Relations
      Brodie Keast............  44 Vice President of Sales and Marketing
      Michael A. Mutz.........  48 Vice President of Sales
      Karrin Nicol............  40 Vice President of Human Resources
      Mark A. Roberts.........  39 Vice President of Information Technology and
                                    Chief Information Officer
      Robert P. Vallone.......  42 Vice President of Service Operations and
                                    Customer Service

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

   Brodie Keast joined TiVo in December 1999 as Vice President of Sales and Marketing. Prior to joining TiVo, Mr. Keast was employed with Quantum Corporation from 1996 through 1999, most recently serving as Vice President and General Manager for Quantum's DLT Tape Division. Prior to joining Quantum, he spent ten years at Apple Computer where he held a number of executive marketing positions. Mr. Keast holds a B.S. degree in Computer Science from California State University, Chico.

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

   For further discussion of intellectual property risks facing TiVo, see "Factors that May Affect Future Operating Results"--Intellectual property claims against us can be costly and could result in the loss of significant rights.

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

   The following table sets forth, for the periods indicated, the high and low per-share closing prices for TiVo's common stock as reported by the NASDAQ National Market:

    Fiscal Year 2000                                               High   Low
    ----------------                                              ------ ------
   First Quarter through March 15, 2000.......................... $71.50 $30.50

    Fiscal Year 1999
    ----------------
   Fourth Quarter ended December 31, 1999........................ $51.00 $25.13
   Third Quarter ended September 30, 1999........................ $29.94 $29.94

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

                                                                   Period from
                                                 Year Ended      August 4, 1997
                                                December 31,     (Inception), to
                                              -----------------   December 31,
                                                1999     1998         1997
                                              --------  -------  ---------------
                                              (in thousands, except per-share
                                                           data)
Statement of Operations Data:
  Subscription revenues...................... $    223  $   --       $  --
  Costs and expenses
    Cost of services.........................   (4,067)     --          --
    Research and development.................   (9,727)  (5,614)       (356)
    Sales and marketing......................  (24,502)  (1,277)        (28)
    Sales and marketing-related parties......  (15,172)     --          --
    General and administrative...............   (7,027)  (2,946)       (241)
    Stock-based compensation.................   (1,530)     --          --
    Other operating expense, net.............   (7,210)     --          --
                                              --------  -------      ------
  Loss from operations.......................  (69,012)  (9,837)       (625)
                                              --------  -------      ------
    Interest income..........................    2,913      136          49
    Interest expense and other...............     (466)     (20)        (19)
                                              --------  -------      ------
      Net loss............................... $(66,565) $(9,721)     $ (595)
                                              ========  =======      ======
  Net loss per share
    Basic and diluted........................ $  (5.49) $ (3.25)     $(0.20)
    Weighted average shares..................   12,129    2,990       2,917

                                                                As of December
                                                                      31,
                                                                ---------------
                                                                  1999    1998
                                                                -------- ------
                                                                (in thousands)
Balance Sheet Data:
  Cash and cash equivalents.................................... $139,687 $2,248
  Working capital..............................................  130,327  1,329
  Total assets.................................................  152,842  3,543
  Long-term portion of obligations under capital lease.........    1,141    --
  Total stockholders' equity...................................  133,247  2,121

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

   Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended December 31, 1999 was $4.1 million compared to zero for the year ended December 31, 1998 and zero for the period from August 4, 1997 (Inception) to December 31, 1997. This increase was primarily attributable to the hiring of content programming and service operation personnel Total salaries and benefits accounted for 45% of the total cost of services expenses. The establishment of a customer call center in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service comprised 48% of the total cost of services expenses. Additionally, as subscribers increased there were other variable costs, such as telephone charges which accounted for 4% of the total cost of services.

   Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended December 31, 1999 were $9.7 million compared to $5.6 million for the year ended December 31, 1998 and $356,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Increase in salary expenses due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms accounted for approximately 70% of the total increase from 1998 to 1999. Approximately 22% of the total increase was related to research and development consulting expenses.

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

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs, and professional fees. General and administrative expenses for the year ended December 31, 1999 were $7.0 million compared to $2.9 million for the year ended December 31, 1998 and $241,000 for the period from August 4, 1997 (Inception) to December 31, 1997. Over 24% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were the costs of establishing Information Services and Service Operations departments which did not exist during the year ended December 31, 1998 or prior. The costs of the Information Services department were 38% and the costs of the Service Operations department were 31% of the total increase in general and administrative expenses.

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

                                                              Three Months Ended
                          ---------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31, June 30,  September 30, December 31,
                            1998      1998        1998          1998       1999      1999        1999          1999
                          --------- --------  ------------- ------------ --------- --------  ------------- ------------
                                                           (unaudited, in thousands)
Subscription revenues...   $   --   $   --       $   --       $   --      $   --   $     8     $     33      $    182
Costs and expenses
  Cost of services......       --       --           --           --         (689)    (636)        (749)       (1,993)
  Research and
   development..........      (793)  (1,016)      (1,659)      (2,146)     (1,596)  (1,859)      (2,327)       (3,945)
  Sales and marketing...      (134)    (222)        (354)        (567)     (2,168)  (1,847)      (5,323)      (15,164)
  Sales and marketing--
   related parties......       --       --           --           --          --      (382)      (4,946)       (9,844)
  General and
   administrative.......      (293)    (610)        (706)      (1,337)     (1,125)  (1,057)      (1,757)       (3,088)
  Stock-based
   compensation.........       --       --           --           --          --      (187)        (501)         (842)
  Other operating
   expense, net.........       --       --           --           --           12     (201)      (4,808)       (2,213)
                           -------  -------      -------      -------     -------  -------     --------      --------
Loss from operations....    (1,220)  (1,848)      (2,719)      (4,050)     (5,566)  (6,161)     (20,378)      (36,907)
  Interest income.......        18       17           46           55          53      224          614         2,022
  Interest expense and
   other................        (2)     (11)          (7)         --           (2)    (176)        (281)           (7)
                           -------  -------      -------      -------     -------  -------     --------      --------
   Net loss.............   $(1,204) $(1,842)     $(2,680)     $(3,995)    $(5,515) $(6,113)    $(20,045)     $(34,892)
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

     Cash and cash equivalents.................................... $139,687,000
       Average interest rate......................................         5.80%
     Short-term investments....................................... $  6,168,000
       Average interest rate......................................         6.22%

   Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data

   The Company's financial statements and notes thereto appear on pages 39 to 55 of this Form 10-K.

Index to Financial Statements

   Report of Independent Public Accountants.................................  43
   Balance Sheets...........................................................  44
   Statements of Operations.................................................  45
   Statements of Stockholders' Equity.......................................  46
   Statements of Cash Flows.................................................  48
   Notes to Financial Statements............................................  49

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

                                   TIVO INC.

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
                      ------

CURRENT ASSETS
  Cash and cash equivalents........................ $139,687,000  $  2,248,000
  Short-term investments...........................    6,168,000       164,000
  Accounts receivable..............................      127,000           --
  Accounts receivable from related parties.........      210,000           --
  Inventories......................................          --        120,000
  Prepaid expenses and other.......................    2,589,000       219,000
                                                    ------------  ------------
      Total current assets.........................  148,781,000     2,751,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $831,000 and $170,000 as of
 December 31, 1999 and 1998, respectively..........    4,061,000       792,000
                                                    ------------  ------------
      Total assets................................. $152,842,000  $  3,543,000
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

LIABILITIES
  Bank overdraft................................... $        --   $    442,000
  Accounts payable.................................    8,432,000       305,000
  Accrued liabilities..............................    4,778,000       675,000
  Accrued marketing-related parties................    2,349,000           --
  Deferred revenue.................................    2,271,000           --
  Current portion of obligations under capital
   lease...........................................      624,000           --
                                                    ------------  ------------
      Total current liabilities....................   18,454,000     1,422,000
  Long-term portion of obligations under capital
   lease...........................................    1,141,000           --
                                                    ------------  ------------
      Total liabilities............................   19,595,000     1,422,000
                                                    ------------  ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $0.001:
    Authorized shares at December 31, 1999 and 1998
     are 2,000,000 and 13,000,000, respectively.
    Issued and outstanding shares at December 31,
     1999 and 1998 are zero and 11,174,427,
     respectively.................................. $        --   $ 12,242,000
  Common stock, par value $0.001:
    Authorized shares at December 31, 1999 and 1998
     are 75,000,000 and 25,500,000, respectively.
    Issued and outstanding shares at December 31,
     1999 and 1998 are 37,746,391 and 5,216,937,
     respectively..................................       38,000         5,000
  Additional paid-in capital.......................  235,423,000       190,000
  Deferred compensation............................   (6,170,000)          --
  Prepaid marketing expenses.......................  (16,341,000)          --
  Note receivable..................................   (2,822,000)          --
  Retained deficit.................................  (76,881,000)  (10,316,000)
                                                    ------------  ------------
      Total stockholders' equity...................  133,247,000     2,121,000
                                                    ------------  ------------
      Total liabilities and stockholders' equity... $152,842,000  $  3,543,000
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF OPERATIONS

                                                                Period from
                                  Year Ended December 31,     August 4, 1997
                                  -------------------------   (Inception), to
                                      1999         1998      December 31, 1997
                                  ------------  -----------  -----------------
Subscription revenues............ $    223,000  $       --       $     --
Costs and expenses
  Cost of services...............    4,067,000          --             --
  Research and development.......    9,727,000    5,614,000        356,000
  Sales and marketing............   24,502,000    1,277,000         28,000
  Sales and marketing-related
   parties.......................   15,172,000          --             --
  General and administrative.....    7,027,000    2,946,000        241,000
  Stock-based compensation.......    1,530,000          --             --
  Other operating expense, net...    7,210,000          --             --
                                  ------------  -----------      ---------
  Loss from operations...........  (69,012,000)  (9,837,000)      (625,000)
  Interest income................    2,913,000      136,000         49,000
  Interest expense and other.....     (466,000)     (20,000)       (19,000)
                                  ------------  -----------      ---------
    Net loss..................... $(66,565,000) $(9,721,000)     $(595,000)
                                  ============  ===========      =========
Net loss per share
  Basic and diluted.............. $      (5.49) $     (3.25)     $   (0.20)
                                  ============  ===========      =========
Weighted average common shares
 outstanding
  Basic and diluted..............   12,128,560    2,989,717      2,916,664
                                  ============  ===========      =========


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Convertible
                        Common Stock           Preferred Stock     Additional                  Prepaid
                  --------------------------  -------------------   Paid-In       Deferred    Marketing       Note
                    Shares        Amount        Shares    Amount    Capital     Compensation   Expense     Receivable
                  -----------  -------------  ----------  ------- ------------  ------------ ------------  ----------
BALANCE, AUGUST
 4, 1997........          --   $         --          --   $   --  $        --      $ --      $        --     $ --
Issuance of
 common stock
 for cash.......          --             --    2,916,664    3,000        7,000       --               --       --
Issuance of
 Series A
 preferred stock
 at $0.60 per
 share for
 cash...........    5,000,000      2,990,000         --       --           --        --               --       --
Net loss........          --             --          --       --           --        --               --       --
                  -----------  -------------  ----------  ------- ------------     -----     ------------    -----
BALANCE,
 DECEMBER 31,
 1997...........    5,000,000  $   2,990,000   2,916,664  $ 3,000 $      7,000     $ --      $        --     $ --
Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for
 cash...........    3,660,914      4,609,000         --       --           --        --               --       --
Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for
 cash...........    2,500,000      4,618,000         --       --           --        --               --       --
Exercise of
 stock options
 for common
 stock..........          --             --    2,276,458    2,000      130,000       --               --       --
Common stock
 exchanged for
 services.......          --             --      198,586      --        60,000       --               --       --
Series C
 preferred stock
 exchanged for
 services.......       13,513         25,000         --       --           --        --               --       --
Common stock
 repurchases....          --             --     (174,771)     --        (7,000)      --               --       --
Net loss........          --             --          --       --           --        --               --       --
                  -----------  -------------  ----------  ------- ------------     -----     ------------    -----
BALANCE,
 DECEMBER 31,
 1998...........   11,174,427  $  12,242,000   5,216,937  $ 5,000 $    190,000     $ --      $        --     $ --
Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for
 cash...........    1,358,695      4,973,000         --       --           --        --               --       --
Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for
 cash...........      270,270      1,982,000         --       --           --        --               --       --
Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for
 cash...........      405,405      2,960,000         --       --           --        --               --       --
Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for
 cash...........    1,013,513      7,431,000         --       --           --        --               --       --
Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for
 cash...........    1,351,351      9,992,000         --       --           --        --               --       --
Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for
 cash...........    3,121,994     31,494,000         --       --           --        --               --       --
Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for
 cash...........    3,123,789     31,740,000         --       --           --        --               --       --
Conversion of
 preferred stock
 to common
 stock..........  (21,819,444)  (102,814,000) 21,819,444   22,000  102,792,000       --               --       --
Issuance of
 preferred stock
 warrants for
 services.......          --             --          --       --    12,828,000       --       (12,454,000)     --
                    Retained
                    Deficit       Total
                  ------------- -----------
BALANCE, AUGUST
 4, 1997........  $        --   $      --
Issuance of
 common stock
 for cash.......           --       10,000
Issuance of
 Series A
 preferred stock
 at $0.60 per
 share for
 cash...........           --    2,990,000
Net loss........      (595,000)   (595,000)
                  ------------- -----------
BALANCE,
 DECEMBER 31,
 1997...........  $   (595,000) $2,405,000
Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for
 cash...........           --    4,609,000
Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for
 cash...........           --    4,618,000
Exercise of
 stock options
 for common
 stock..........           --      132,000
Common stock
 exchanged for
 services.......           --       60,000
Series C
 preferred stock
 exchanged for
 services.......           --       25,000
Common stock
 repurchases....           --       (7,000)
Net loss........    (9,721,000) (9,721,000)
                  ------------- -----------
BALANCE,
 DECEMBER 31,
 1998...........  $(10,316,000) $2,121,000
Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for
 cash...........           --    4,973,000
Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for
 cash...........           --    1,982,000
Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for
 cash...........           --    2,960,000
Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for
 cash...........           --    7,431,000
Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for
 cash...........           --    9,992,000
Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for
 cash...........           --   31,494,000
Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for
 cash...........           --   31,740,000
Conversion of
 preferred stock
 to common
 stock..........           --          --
Issuance of
 preferred stock
 warrants for
 services.......           --      374,000

                                   TIVO INC.

                   Convertible
                    Preferred
                      Stock        Common Stock      Additional                   Prepaid
                  ------------- -------------------   Paid-In       Deferred     Marketing       Note        Retained
                  Shares Amount   Shares    Amount    Capital     Compensation    Expense     Receivable     Deficit
                  ------ ------ ----------  ------- ------------  ------------  ------------  -----------  ------------
Issuance of
common stock
through initial
public offering,
net of issuance
costs...........   --      --    6,166,875    6,000   90,249,000          --             --           --            --
Issuance of
common stock for
marketing
services........   --      --    1,852,329    2,000   12,038,000          --     (12,040,000)         --            --
Issuance of
common stock for
marketing
services and
note
receivable......   --      --    1,128,867    1,000    7,336,000          --      (4,515,000)  (2,822,000)          --
Issuance of
common stock
warrants for
services........   --      --          --       --       498,000          --             --           --            --
Exercise of
stock options
for common
stock...........   --      --      525,064    1,000    1,191,000          --             --           --            --
Exercise of
warrants for
common stock....   --      --    1,125,234    1,000       (1,000)         --             --           --            --
Common stock
exchanged for
services........   --      --      137,983      --       605,000          --             --           --            --
Common stock
repurchases.....   --      --     (226,342)     --       (28,000)         --             --           --            --
Amortization of
prepaid
marketing
expenses........   --      --          --       --           --           --      12,668,000          --            --
Amortization of
warrants for
services........   --      --          --       --        25,000          --             --           --            --
Recognition of
deferred
compensation....   --      --          --       --     7,700,000   (7,700,000)           --           --            --
Stock-based
compensation
expense.........   --      --          --       --           --     1,530,000            --           --            --
Net loss........   --      --          --       --           --           --             --           --    (66,565,000)
                   ---   -----  ----------  ------- ------------  -----------   ------------  -----------  ------------
BALANCE,
DECEMBER 31,
1999............   --    $ --   37,746,391  $38,000 $235,423,000  $(6,170,000)  $(16,341,000) $(2,822,000) $(76,881,000)
                   ===   =====  ==========  ======= ============  ===========   ============  ===========  ============
                     Total
                  -------------
Issuance of
common stock
through initial
public offering,
net of issuance
costs...........    90,255,000
Issuance of
common stock for
marketing
services........           --
Issuance of
common stock for
marketing
services and
note
receivable......           --
Issuance of
common stock
warrants for
services........       498,000
Exercise of
stock options
for common
stock...........     1,192,000
Exercise of
warrants for
common stock....           --
Common stock
exchanged for
services........       605,000
Common stock
repurchases.....       (28,000)
Amortization of
prepaid
marketing
expenses........    12,668,000
Amortization of
warrants for
services........        25,000
Recognition of
deferred
compensation....           --
Stock-based
compensation
expense.........     1,530,000
Net loss........   (66,565,000)
                  -------------
BALANCE,
DECEMBER 31,
1999............  $133,247,000
                  =============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                            STATEMENTS OF CASH FLOWS

                                                                   Period from
                                                                  August 4, 1997
                                                                   (Inception),
                                       Year Ended December 31,          to
                                       -------------------------   December 31,
                                           1999         1998           1997
                                       ------------  -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...........................  $(66,565,000) $(9,721,000)   $ (595,000)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization.....       661,000      242,000        15,000
   Issuance of preferred stock
    warrants for services............       374,000          --            --
   Issuance of common stock warrants
    for services.....................       498,000          --            --
   Common stock exchanged for
    services.........................       605,000       85,000           --
   Amortization of prepaid marketing
    expenses.........................    12,668,000          --            --
   Amortization of warrants for
    services.........................       110,000          --            --
   Stock-based compensation expense..     1,530,000          --            --
  Changes in current assets and
   liabilities:
   Accounts receivable...............      (337,000)         --            --
   Inventories.......................       120,000     (120,000)          --
   Prepaid expenses and other........    (2,455,000)    (162,000)      (57,000)
   Accounts payable..................     8,127,000      188,000       117,000
   Accrued liabilities...............     4,103,000      649,000        26,000
   Accrued marketing-related
    parties..........................     2,349,000          --            --
   Deferred revenue..................     2,271,000          --            --
                                       ------------  -----------    ----------
     Net cash used in operating
      activities.....................   (35,941,000)  (8,839,000)     (494,000)
                                       ------------  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and
   equipment, net....................    (3,930,000)    (673,000)     (376,000)
  Purchase of short-term
   investments.......................    (6,004,000)    (144,000)      (20,000)
                                       ------------  -----------    ----------
     Net cash used in investing
      activities.....................    (9,934,000)    (817,000)     (396,000)
                                       ------------  -----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of
   convertible preferred stock, net
   of issuance costs.................    90,572,000    9,227,000     2,990,000
  Proceeds from issuance of common
   stock through initial public
   offering, net of issuance costs...    90,255,000          --            --
  Proceeds from issuance of common
   stock and exercise of stock
   options...........................     1,192,000      132,000        10,000
  Repurchase of common stock.........       (28,000)      (7,000)          --
  Net borrowings under capital
   lease.............................     1,765,000          --            --
  Borrowings under line of credit....           --       610,000           --
  Repayments under line of credit....           --      (610,000)          --
  (Decrease) increase in bank
   overdraft.........................      (442,000)     442,000           --
                                       ------------  -----------    ----------
     Net cash provided by financing
      activities.....................   183,314,000    9,794,000     3,000,000
                                       ------------  -----------    ----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS.........................   137,439,000      138,000     2,110,000
                                       ------------  -----------    ----------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period.....     2,248,000    2,110,000           --
                                       ------------  -----------    ----------
  Balance at end of period...........  $139,687,000  $ 2,248,000    $2,110,000
                                       ============  ===========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid for interest.............  $     41,000  $    19,000    $      --
  Stock issued for a note
   receivable........................     2,822,000          --            --
  Equipment acquired under capital
   lease.............................     1,978,000          --            --
  Deferred stock-based compensation..     7,700,000          --            --

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

                                   TIVO INC.

Property and Equipment

   Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives as follows:

     Furniture and fixtures........................................... 3-5 years
     Computer and office equipment.................................... 3-5 years
     Lab equipment....................................................   3 years
     Leasehold improvements...........................................   7 years
     Capitalized software............................................. 1-5 years

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

                                   TIVO INC.

   Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive common share equivalents:

                                                                December 31,
                                                            --------------------
                                                              1999       1998
                                                            --------- ----------
   Repurchasable common stock.............................. 1,364,366  2,024,187
   Options to purchase common stock........................ 4,346,522  1,235,000
   Warrants to purchase common stock.......................       --         --
   Convertible preferred stock warrants....................       --      52,083
   Convertible preferred stock.............................       --  11,174,427
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

3. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consists of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ----------  ---------
   Furniture and fixtures................................ $  184,000  $  16,000
   Computer and office equipment.........................  3,384,000    946,000
   Lab equipment.........................................    559,000        --
   Leasehold improvements................................    287,000        --
   Capitalized software..................................    478,000        --
                                                          ----------  ---------
                                                           4,892,000    962,000
   Accumulated depreciation..............................   (831,000)  (170,000)
                                                          ----------  ---------
   Property and equipment, net........................... $4,061,000  $ 792,000
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

4. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
   Marketing and promotions................................ $2,012,000 $223,000
   Consulting and outside services.........................    750,000   11,000
   Compensation and vacation...............................    626,000  213,000
   Commissions.............................................    227,000      --
   Employee stock purchase plan............................    491,000      --
   Legal and accounting....................................    188,000   86,000
   Other...................................................    484,000  142,000
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

   Significant components of deferred tax assets were as follows as of December 31, 1999:

   Net operating loss carryforwards............................... $ 30,081,834
   Tax credit carryforwards.......................................      269,287
   Temporary differences, net.....................................      654,733
                                                                   ------------
   Gross deferred tax assets......................................   31,005,854
   Valuation allowance............................................  (31,005,854)
                                                                   ------------
   Net deferred tax assets........................................ $        --
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

                                   TIVO INC.

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

                                   TIVO INC.

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

                                                                 Period from
                                   Year Ended December 31,     August 4, 1997
                                   -------------------------   (Inception), to
                                       1999         1998      December 31, 1997
                                   ------------  -----------  -----------------
Net loss, as reported............  $(66,565,000) $(9,721,000)     $(595,000)
Pro forma effect of SFAS No.
 123.............................    (4,100,000)     (10,000)           --
                                   ------------  -----------      ---------
Net loss, pro forma..............  $(70,665,000) $(9,731,000)     $(595,000)
                                   ============  ===========      =========
Basic and diluted loss per share,
 as reported.....................  $      (5.49) $     (3.25)     $   (0.20)
                                   ============  ===========      =========
Basic and diluted loss per share,
 pro forma.......................  $      (5.83) $     (3.25)     $   (0.20)
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

   A summary of the status of the 1997 Plan, the 1999 Plan and the Director's Plan is presented in the table and narrative below:

                                                    Range of
                                                    Exercise   Weighted Average
                                        Shares       Prices     Exercise Price
                                      ----------  ------------ ----------------
Outstanding at December 31, 1997.....    700,000                    $ .04
                                      ----------                    -----
  Granted............................  3,006,458   $.04-$.45          .15
  Exercised.......................... (2,276,458)                     .06
  Canceled...........................   (195,000)                     .04
                                      ----------                    -----
Outstanding at December 31, 1998 ....  1,235,000                    $ .27
                                      ----------                    -----
  Granted............................  4,307,087  $1.00-$39.94       8.46
  Exercised..........................   (525,064)                    2.29
  Canceled...........................   (670,501)                    5.25
                                      ----------                    -----
Outstanding at December 31, 1999 ....  4,346,522                    $7.37
                                      ----------                    -----

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

                                   TIVO INC.

   The options outstanding have the following contractual lives:

               December 31, 1999                           December 31, 1998
   -------------------------------------------------------------------------------------
    Number of
     Options                                      Number of
   Outstanding     Range of   Weighted Average     Options              Weighted Average
       and         Exercise      Remaining       Outstanding   Exercise    Remaining
   Exercisable      Prices    Contractual Life and Exercisable  Prices  Contractual Life
   -----------     --------   ---------------- --------------- -------- ----------------
      55,000     $       0.04    7.75 years          55,000     $0.04      9.25 years
     217,250             0.13    8.51 years         504,000      0.13      9.50 years
     142,250             0.20    8.76 years         169,000      0.20      9.75 years
     264,700             0.45    8.91 years         507,000      0.45     10.00 years
     299,282             1.00    9.16 years
     240,500             2.50    9.20 years
     299,700        4.00-5.00    9.34 years
   2,193,817        6.50-9.50    9.51 years
     319,523      10.50-11.00    9.72 years
      75,000            16.00    9.95 years
     203,500      25.13-37.63    9.93 years
      36,000      38.93-39.94    9.91 years
   ---------                                      ---------
   4,346,522                                      1,235,000
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

                                   TIVO INC.

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

                                   TIVO INC.

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

   Future minimum lease payments as of December 31, 1999, by year are as follows:

                                         Facilities      Capital
   Year                                    Leases    Equipment Lease    Total
   ----                                  ----------- --------------- -----------
   2000................................. $ 1,802,000   $  624,000    $ 2,426,000
   2001.................................   2,814,000      670,000      3,484,000
   2002.................................   2,899,000      471,000      3,370,000
   2003.................................   2,987,000          --       2,987,000
   2004 and thereafter..................  10,055,000          --      10,055,000
                                         -----------   ----------    -----------
     Total.............................. $20,557,000   $1,765,000    $22,322,000
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

   The Board of Directors is presently composed of eleven members. The names of the executive officers and directors, their ages as of March 31, 2000 and certain other information about them are set forth below:

                                                                       Director
            Name             Age               Position                 Since
            ----             ---               --------                --------
 Executive Officers
 Michael Ramsay(1)..........  50 Chairman, Chief Executive Officer
                                  and President of the Company           1997
 James Barton(1)............  42 Vice President of Research and
                                  Development and Chief Technical
                                  Officer of the Company                 1997
 David H. Courtney..........  41 Vice President of Finance and
                                  Administration and Chief Financial
                                  Officer of the Company

 Directors
 Stewart Alsop(1)(3)........  47 General Partner, New Enterprise
                                  Associates                             1997
 Larry N. Chapman(2)........  45 Executive Vice President, DIRECTV,
                                  Inc.                                   1999
 John S. Hendricks..........  47 Chairman, Chief Executive Officer,
                                  Discovery Communications, Inc.         1999
 Michael J. Homer(2)........  41 Senior Vice President--America
                                  Online, Inc.                           1999
 Randy Komisar(1)(3)........  45 Strategic advisor to various start
                                  up companies                           1998
 Margaret Murphy............  33 Vice President Business
                                  Development, NBC Interactive Media     1999
 Jan P. Oosterveld..........  55 Senior Director of Corporate
                                  Strategy for Royal Philips
                                  Electronics Group of Companies         1999
 Howard Stringer............  57 Chairman, Chief Executive Officer,
                                  Sony Corporation of America, Inc.      1999
 Geoffrey Y. Yang(1)(2)(3)..  40 General partner, Institutional
                                  Venture Partners                       1997

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

   Geoffrey Y. Yang has served as a director of TiVo since October 1997. Since 1989, Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm. Mr. Yang is a director of MMC Networks, Inc., a developer of network processors, Ask Jeeves, Inc., a provider of natural-language question answering services on the Internet, and Turnstone Systems, Inc., a provider of products that enable DSL services. Mr. Yang holds a B.A. degree in economics from Princeton University, a B.S.E. degree in Engineering and Management Systems from Princeton University and an M.B.A. degree from Stanford University.

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

                       Summary of Executive Compensation

                                                                     Long-Term
                                                                    Compensation
                                    Annual Compensation              Securities
                         ------------------------------------------  Underlying
   Name and Principal                                Other Annual     Options/      All Other
        Position         Year Salary ($) Bonus ($) Compensation ($)   SARs (#)   Compensation ($)
   ------------------    ---- ---------- --------- ---------------- ------------ ----------------
Michael Ramsay.......... 1999  $218,750   $   --         $ --         650,000          $ --
 Chairman of the Board,  1998  $150,000   $   --         $ --             --           $ --
 President and Chief
 Executive Officer

James Barton............ 1999  $195,833   $   --         $ --         100,000          $ --
 Vice President of       1998  $148,000   $   --         $ --             --           $ --
 Research and
 Development, Chief
 Technical Officer and
 Director

David H. Courtney....... 1999  $187,500*  $69,000        $ --         305,782          $ --
 Vice President of       1998  $    --    $   --         $ --             --           $ --
 Finance and
 Administration and
 Chief Financial Officer

--------
*Mr. Courtney joined TiVo in 1999. His annualized 1999 salary was $225,000.

Stock Option Grants and Exercises

   The Company grants options to its executive officers under its 1997 Equity Incentive Plan and 1999 Equity Incentive Plan. - As of March 31, 2000, options to purchase a total of 4,469,933 shares were outstanding under the 1997 and 1999 Equity Incentive Plans and options to purchase 4,889,499 shares remained available for grant thereunder.

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

   The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% or 10% appreciation are calculated by:

  . mulitiplying the number of shares of common stock subject to a given option by the exercise price per share.

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


           Option/SAR Grants During the year ended December 31, 1999

                                       Individual Grants                Potential Realizable
                         ----------------------------------------------   Value at Assumed
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

    Aggregated Option/SAR Exercises during the Year ended December 31, 1999, and Option/SAR Values as of December 31, 1999

                                                                           Value of
                                                 Number of Securities    Unexercised,
                                                 UnderlyingUnexercised   In-the-Money
                                                    Options/SARs at     Options/SARs at
                           Shares                  December 31, 1999   December 31, 1999
                         Acquired on    Value      (#) Exercisable /   ($) Exercisable /
Name                     Exercise(#) Realized($)     Unexercisable       Unexercisable
----                     ----------- ----------- --------------------- -----------------
Michael Ramsay..........      --      $    --        650,000 / --      $17,712,500 / $--
James Barton............      --      $    --        100,000 / --      $2,725,000 / $ --
David H. Courtney.......   75,000     $262,500       230,782 / --      $7,558,110 / $ --

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the ownership of the Company's common stock as of April 5, 2000 by: (i) each director; (ii) each of the executive officers named in the Summary of Executive Compensation table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                                                              Beneficial
                                                             Ownership(1)
                                                         ---------------------
                                                         Number of  Percent of
   Beneficial Owner                                        Shares     Total
   ----------------                                      ---------  ----------
   Executive Officers and Directors
   Michael Ramsay(2)....................................  2,764,999     7.3%
   James Barton(3)......................................  1,724,999     4.6%
   David Courtney(4)....................................    305,782       *
   Geoffrey Y. Yang(5)..................................  4,237,204    11.2%
   Stewart Alsop(6).....................................  4,237,204    11.2%
   Larry N. Chapman(8)..................................  3,406,601     9.0%
   Howard Stringer(12)..................................  2,663,482     7.0%
   Jan P. Oosterveld(10)................................  1,371,351     3.6%
   Margaret Murphy(13)..................................  1,033,513     2.7%
   John S. Hendricks(11)................................    740,461     2.0%
   Randy Komisar(7).....................................    253,133       *
   Michael J. Homer(9)..................................     20,000       *

   5% Stockholders
   Entities Affiliated with Institutional Venture
    Partners(5).........................................  4,217,204    11.2%
    3000 Sand Hill Road
    Building 2, Suite 290
    Menlo Park, CA 94025
   Entities Affiliated with New Enterprise
    Associates(6).......................................  4,217,204    11.2%
    2490 Sand Hill Road
    Menlo Park, CA 94025
   DIRECTV, Inc.(8).....................................  3,386,601     9.0%
    2230 East Imperial Highway
    El Segundo, CA 90245................................
   Sony Corporation of America, Inc.(12)................  2,643,482     7.0%
    550 Madison Avenue
    New York, NY 10022
   All executive officers and directors as a group (12
    persons) (14)....................................... 22,758,729    60.3%

--------
 *  Less than one percent.

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

 (6) Represents (a) 41,667 shares held by NEA Presidents Fund, L.P., (b) 8,333 shares held by NEA Ventures 1997, L.P., and (c) 4,167,204 shares held by New Enterprise Associates VII, L.P. Mr. Alsop, one of our directors, is a limited partner of NEA Partners VII, which is the general partner of New Enterprise Associates VII, L.P. Mr. Alsop disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein. Mr. Alsop is not a partner of NEA Presidents Fund L.P. or NEA Ventures 1997, L.P. Also includes 20,000 shares subject to stock options exercisable within 60 days of April 5, 2000,11,667 shares of which will not have vested.

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

                            Common     Common     Common     Common     Common
                          equivalent equivalent equivalent equivalent equivalent
                          shares of  shares of  shares of  shares of  shares of
                           Series F   Series G   Series H   Series I   Series J
                          preferred  preferred  preferred  preferred  preferred
        Investor            stock      stock      stock      stock      stock
        --------          ---------- ---------- ---------- ---------- ----------
DIRECTV, Inc. ..........   405,405
 (Larry N. Chapman)
NBC Multimedia, Inc.....             1,013,513
 (Margaret P. Murphy)
Philips Venture Capital
 Fund B.V. .............                        1,351,351
 (Jan P. Oosterveld)
Discovery
 Communications, Inc. ..                                    720,461
 (John S. Hendricks)
Sony Corporation of
 America, Inc. .........                                              2,643,482
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

 10.24**  Lease Agreement between WIX/NSJ Real Estate Limited Partnership and
           TiVo, dated October 6, 1999.

 99.5*** Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents

 EXHIBIT
 NUMBER                 DESCRIPTION
 -------                -----------
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

Date: January 22, 2001

                                                   /s/ Michael Ramsay
                                          By: _________________________________
                                                       Michael Ramsay
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this Amendment to Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                   Date
             ---------                           -----                   ----

       /s/ Michael Ramsay            President, Chief Executive    January 22, 2001
____________________________________  Officer and Chairman of the
           Michael Ramsay             Board (Principal Executive
                                      Officer)

     /s/ David H. Courtney           Sr. Vice President of         January 22, 2001
____________________________________  Finance and Administration
         David H. Courtney            and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                 *                   Sr. Vice President of         January 22, 2001
____________________________________  Research and Development,
            James Barton              Chief Technical Officer and
                                      Director

                 *                   Director                      January 22, 2001
____________________________________
          Geoffrey Y. Yang

                 *                   Director                      January 22, 2001
____________________________________
           Stewart Alsop

                 *                   Director                      January 22, 2001
____________________________________
           Randy Komisar

                 *                   Director                      January 22, 2001
____________________________________
           Michael Homer

                 *                   Director                      January 22, 2001
____________________________________
          Larry N. Chapman

             Signature                           Title                   Date
             ---------                           -----                   ----



                 *                   Director                      January 22, 2001
____________________________________
         Jan P. Oosterveld

                 *                   Director                      January 22, 2001
____________________________________
         John S. Hendricks

                 *                   Director                      January 22, 2001
____________________________________
          Margaret Murphy

                 *                   Director                      January 22, 2001
____________________________________
          Howard Stringer

     /s/ David H. Courtney           Attorney-in-Fact              January 22, 2001
*By: _______________________________
         David H. Courtney