Form 10-Q/A
period 2000-09-30
TIVO INC
filed 2001-01-24
CIK 1088825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended September 30, 2000.

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934. For the transition period from        to

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

                               EXPLANATORY NOTE

   This Amendment No. 2 to the Quarterly Report on Form-10 Q for TiVo Inc. (the "Company") for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000 is being amended and restated in its entirety to provide additional disclosure in Part 1 "Financial Information", Item 1 "Notes to Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Result of Operations".

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                       PART I: FINANCIAL INFORMATION                         3

 Item 1. Financial Statements............................................    3

         Consolidated Balance Sheets.....................................    3

         Consolidated Statements of Operations...........................    5

         Consolidated Statements of Redeemable Convertible Preferred
         Stock and Redeemable Common Stock...............................    6

         Consolidated Statements of Stockholders' Equity.................    7

         Consolidated Statements of Cash Flows...........................    9

         Notes to Financial Statements...................................   11

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   17

 Item 3. Quantitative and Qualitative Disclosure About Market Risk.......   35

                        PART II: OTHER INFORMATION                          36

 Item 1. Legal Proceedings...............................................   36

 Item 2. Changes in Securities and Use of Proceeds.......................   36

 Item 3. Defaults Upon Senior Securities.................................   37

 Item 4. Submission of Matters to a Vote of Security Holders.............   37

 Item 5. Other Information...............................................   37

 Item 6. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K........................................................   38

 Signatures ..............................................................  40

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................ $148,622,000  $139,687,000
  Short-term investments...........................   11,328,000     6,168,000
  Restricted cash..................................   91,758,000           --
  Accounts receivable, net of allowance for
   doubtful accounts of $120,000 and zero as of
   September 30, 2000 and 1999, respectively.......      273,000       127,000
  Accounts receivable from related parties.........    3,082,000       210,000
  Prepaid expenses and other.......................    8,327,000     2,589,000
                                                    ------------  ------------
    Total current assets...........................  263,390,000   148,781,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $2,950,000 and $831,000 as of
 September 30, 2000 and December 31, 1999,
 respectively......................................   19,754,000     4,061,000
                                                    ------------  ------------
    Total assets................................... $283,144,000  $152,842,000
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable................................. $ 11,933,000  $  8,432,000
  Accrued liabilities..............................   22,149,000     4,778,000
  Accrued marketing-related parties................   25,478,000     2,349,000
  Deferred interest income on restricted cash......      258,000           --
  Deferred revenue.................................    2,782,000     2,271,000
  Current portion of obligations under capital
   lease...........................................      777,000       624,000
                                                    ------------  ------------
    Total current liabilities......................   63,377,000    18,454,000
  Long-term portion of obligations under capital
   lease...........................................      810,000     1,141,000
  Long-term deferred revenue.......................    5,588,000           --
  Other long-term liabilities......................    1,241,000           --
                                                    ------------  ------------
    Total long-term liabilities....................    7,639,000     1,141,000
                                                    ------------  ------------
      Total liabilities............................ $ 71,016,000  $ 19,595,000
                                                    ============  ============


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                                   September 30,  December 31,
                                                       2000           1999
                                                   -------------  ------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 REDEEMABLE COMMON STOCK
  Series A Redeemable convertible preferred stock,
   par value $0.001:
  Authorized shares at September 30, 2000 and
   December 31, 1999 are 10,000,000 and zero,
   respectively...................................
  Issued and outstanding shares at September 30,
   2000 and December 31, 1999 are 2,711,861 and
   zero, respectively............................. $       3,000  $        --
  Redeemable common stock, par value $0.001:
    Issued and outstanding shares at September 30,
     2000 and December 31, 1999 are 806,889 and
     zero, respectively...........................         1,000           --
  Dividends payable...............................       240,000           --
  Additional paid-in capital......................    97,238,000           --
                                                   -------------  ------------
      Total redeemable convertible preferred stock
       and redeemable common stock................    97,482,000           --

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001:
    Authorized shares at September 30, 2000 and
     December 31, 1999 are 150,000,000 and
     75,000,000, respectively.....................
    Issued and outstanding shares at September 30,
     2000 and December 31, 1999 are 42,421,417 and
     37,746,391, respectively..................... $      42,000  $     38,000
  Additional paid-in capital......................   348,759,000   235,423,000
  Deferred compensation...........................    (3,631,000)   (6,170,000)
  Prepaid marketing expenses......................   (33,684,000)  (16,341,000)
  Note receivable.................................    (2,822,000)   (2,822,000)
  Retained deficit................................  (194,018,000)  (76,881,000)
                                                   -------------  ------------
      Total stockholders' equity..................   114,646,000   133,247,000
                                                   -------------  ------------
      Total liabilities, redeemable convertible
       preferred stock and redeemable common stock
       and stockholders' equity................... $ 283,144,000  $152,842,000
                                                   =============  ============



        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          --------------------------  ---------------------------
                              2000          1999          2000           1999
                          ------------  ------------  -------------  ------------
Revenues................  $  1,002,000  $     33,000  $   2,145,000  $     41,000
Costs and expenses
  Cost of services......     4,019,000       749,000     13,175,000     2,074,000
  Research and
   development..........     8,318,000     2,327,000     18,675,000     5,782,000
  Sales and marketing...    30,262,000     5,323,000     50,826,000     9,338,000
  Sales and marketing-
   related parties......    18,998,000     4,946,000     28,894,000     5,328,000
  General and
   administrative.......     3,526,000     1,757,000      9,848,000     3,939,000
  Stock-based
   compensation.........       657,000       501,000      2,545,000       688,000
  Other operating
   expense, net.........           --      4,808,000            --      4,997,000
                          ------------  ------------  -------------  ------------
   Loss from
    operations..........   (64,778,000)  (20,378,000)  (121,818,000)  (32,105,000)
    Interest income.....     1,625,000       614,000      5,356,000       891,000
    Interest expense and
     other..............      (253,000)     (281,000)      (435,000)     (459,000)
                          ------------  ------------  -------------  ------------
   Net loss.............   (63,406,000)  (20,045,000)  (116,897,000)  (31,673,000)
   Less: Series A
    redeemable
    convertible
    preferred stock
    dividend............      (240,000)          --        (240,000)          --
                          ------------  ------------  -------------  ------------
Net loss attributable to
 common stock...........  $(63,646,000) $(20,045,000) $(117,137,000) $(31,673,000)
                          ============  ============  =============  ============
  Net loss per common
   share basic and
   diluted..............  $      (1.72) $      (3.44) $       (3.25) $      (6.53)
                          ============  ============  =============  ============
  Weighted average
   common shares
   outstanding--basic
   and diluted..........    36,923,633     5,833,597     36,006,651     4,848,748
                          ============  ============  =============  ============



        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                          AND REDEEMABLE COMMON STOCK

                          Redeemable Convertible   Redeemable
                             Preferred Stock      Common Stock
                          -------------------------------------   Additional    Dividends
                             Shares     Amount   Shares  Amount Paid-In Capital  Payable     Total
                          ------------ ----------------- ------ --------------- --------- -----------
BALANCE, DECEMBER 31,
 1999...................           --  $     --      --  $  --    $       --    $    --   $       --
                          ------------ --------- ------- ------   -----------   --------  -----------
BALANCE, MARCH 31,
 2000...................           --        --      --     --            --         --           --
                          ------------ --------- ------- ------   -----------   --------  -----------
BALANCE, JUNE 30, 2000..           --        --      --     --            --         --           --
                          ------------ --------- ------- ------   -----------   --------  -----------
  Issuance of Series A
   redeemable
   convertible preferred
   stock................     2,711,861     3,000     --     --     81,353,000        --    81,356,000
  Declaration of Series
   A redeemable
   convertible preferred
   dividend.............           --        --      --     --            --     240,000      240,000
  Issuance of common
   stock with
   redemption...........           --        --  806,889  1,000    18,643,000        --    18,644,000
  Issuance costs........           --        --      --     --     (2,758,000)       --    (2,758,000)
                          ------------ --------- ------- ------   -----------   --------  -----------
BALANCE, SEPTEMBER 30,
 2000...................     2,711,861 $   3,000 806,889 $1,000   $97,238,000   $240,000  $97,482,000
                          ============ ========= ======= ======   ===========   ========  ===========




        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Common Stock      Additional                   Prepaid
                       -------------------   Paid-In       Deferred     Marketing       Note        Retained
                         Shares    Amount    Capital     Compensation    Expense     Receivable     Deficit        Total
                       ----------  ------- ------------  ------------  ------------  -----------  ------------  ------------
BALANCE, DECEMBER 31,
 1999................  37,746,391  $38,000 $235,423,000  $(6,170,000)  $(16,341,000) $(2,822,000) $(76,881,000) $133,247,000
  Exercise of stock
   options...........      60,712      --        49,000          --             --           --            --         49,000
  Common stock
   repurchases.......     (20,834)     --        (1,000)         --             --           --            --         (1,000)
  Recognition of
   deferred
   compensation......         --       --       365,000     (365,000)           --           --            --            --
  Stock-based
   compensation
   expense...........         --       --           --       969,000            --           --            --        969,000
  Amortization of
   prepaid marketing
   expenses..........         --       --           --           --       2,513,000          --            --      2,513,000
    Net loss.........         --       --           --           --             --           --    (24,055,000)  (24,055,000)
                       ----------  ------- ------------  -----------   ------------  -----------  ------------  ------------
BALANCE, MARCH 31,
 2000................  37,786,269   38,000  235,836,000   (5,566,000)   (13,828,000)  (2,822,000) (100,936,000)  112,722,000
  Issuance of common
   stock warrants for
   services..........         --       --       193,000          --             --           --            --        193,000
  Amortization of
   warrants for
   services..........         --       --       (36,000)         --             --           --            --        (36,000)
  Issuance of common
   stock--employee
   stock purchase
   plan..............      83,967      --     1,142,000          --             --           --            --      1,142,000
  Exercise of stock
   options...........     119,816      --       107,000          --             --           --            --        107,000
  Common stock
   repurchases.......     (12,782)     --        (2,000)         --             --           --            --         (2,000)
  Reversal of
   deferred
   compensation......         --       --       (60,000)      60,000            --           --            --            --
  Stock-based
   compensation
   expense...........         --       --           --       919,000            --           --            --        919,000
  Amortization of
   prepaid marketing
   expenses..........         --       --           --           --       1,482,000          --            --      1,482,000
  Reversal to prepaid
   marketing
   expenses..........         --       --      (635,000)         --         635,000          --            --            --
    Net loss.........         --       --           --           --             --           --    (29,436,000)  (29,436,000)
                       ----------  ------- ------------  -----------   ------------  -----------  ------------  ------------
BALANCE, JUNE 30,
 2000................  37,977,270   38,000  236,545,000   (4,587,000)   (11,711,000)  (2,822,000) (130,372,000)   87,091,000

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                         Common Stock     Additional                   Prepaid
                      ------------------   Paid-In       Deferred     Marketing       Note        Retained
                        Shares   Amount    Capital     Compensation    Expense     Receivable      Deficit        Total
                      ---------- ------- ------------  ------------  ------------  -----------  -------------  ------------
 Series A redeemable
  convertible
  preferred stock
  dividend...........        --      --           --           --             --           --        (240,000)     (240,000)
 Issuance of common
  stock..............  4,327,833   4,000   99,996,000          --             --           --             --    100,000,000
 Recognition of
  prepaid marketing
  expenses...........        --      --           --           --      (8,500,000)         --             --     (8,500,000)
  Issuance costs.....        --      --    (3,797,000)         --             --           --             --     (3,797,000)
 Issuance of common
  stock warrants for
  marketing
  expenses...........        --      --    15,999,000          --     (15,999,000)         --             --            --
 Amortization of
  prepaid marketing
  expenses...........        --      --           --           --       2,526,000          --             --      2,526,000
 Cancellation of
  common stock
  warrants for
  services...........        --      --      (193,000)         --             --           --             --       (193,000)
 Exercise of stock
  options for common
  stock..............    116,314     --       508,000          --             --           --             --        508,000
 Reversal of deferred
  compensation.......        --      --      (299,000)     299,000            --           --             --            --
 Stock-based
  compensation
  expense............        --      --           --       657,000            --           --             --        657,000
 Net loss............        --      --           --           --             --           --     (63,406,000)  (63,406,000)
                      ---------- ------- ------------  -----------   ------------  -----------  -------------  ------------
BALANCE, SEPTEMBER
 30, 2000............ 42,421,417 $42,000 $348,759,000  $(3,631,000)  $(33,684,000) $(2,822,000) $(194,018,000) $114,646,000
                      ========== ======= ============  ===========   ============  ===========  =============  ============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................ $(117,137,000) $(31,672,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................     2,119,000       383,000
    Stock exchanged for services..................           --        337,000
    Amortization of prepaid marketing expenses....     6,521,000     3,911,000
    Amortization of warrants for services.........       104,000       285,000
    Stock-based compensation expense..............     2,545,000       688,000
  Changes in assets and liabilities:
    Accounts receivable...........................      (146,000)   (8,844,000)
    Accounts receivable-related parties...........    (2,872,000)          --
    Inventories...................................           --       (946,000)
    Prepaid expenses and other....................    (5,878,000)   (1,429,000)
    Accounts payable..............................     3,501,000     4,380,000
    Accrued liabilities...........................    10,816,000     8,272,000
    Accrued marketing-related parties.............    23,129,000           --
    Dividends payable.............................       240,000           --
    Other long-term liability.....................     1,241,000           --
    Deferred revenue..............................       511,000       286,000
    Long-term deferred revenue....................     5,588,000           --
                                                   -------------  ------------
   Net cash used in operating activities..........   (69,718,000)  (24,349,000)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net......   (17,812,000)   (1,846,000)
  Sale (purchase) of short-term investments, net..    (5,160,000)   (8,076,000)
                                                   -------------  ------------
   Net cash used in investing activities..........   (22,972,000)   (9,922,000)
                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred
   stock, net of issuance costs...................           --     90,572,000
  Proceeds from issuance of common stock..........   100,000,000           --
  Proceeds from issuance of common stock--employee
   stock purchase plan............................     1,142,000           --
  Proceeds from exercise of common stock options..       664,000       854,000
  Repurchase of common stock......................        (3,000)      (18,000)
  Net borrowings (payments) under capital lease...      (178,000)    1,017,000
  Increase (decrease) in bank overdraft...........           --       (442,000)
                                                   -------------  ------------
   Net cash provided by financing activities......   101,625,000    91,983,000
                                                   -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.......................................     8,935,000    57,712,000
                                                   -------------  ------------


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                                         Nine Months Ended
                                                           September 30,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period.....................  139,687,000    2,248,000
                                                      ------------  -----------
  Balance at end of period........................... $148,622,000  $59,960,000
                                                      ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest............................. $     89,000  $    24,000
  Deferred stock-based compensation..................        6,000    6,631,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 INFORMATION
  Restricted cash received from issuance of
   redeemable convertible preferred stock............ $ 81,356,000  $       --
  Restricted cash received from issuance of
   redeemable common stock...........................   18,644,000          --
  Restricted cash used for prepaid marketing
   expenses..........................................   (8,500,000)         --
  Interest earned on restricted cash.................      258,000          --
  Issuance of common stock warrants for prepaid
   marketing expenses................................  (15,999,000)         --
  Stock issued for a note receivable.................          --     2,822,000
  Equipment acquired under capital lease.............      367,000    1,099,000




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

Revenue Recognition

   Revenue arises from two sources, subscription revenue and non-subscription revenue. Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service

                                   TIVO INC.

are available on a monthly, annual or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which service has not yet been provided

   Non subscription revenue primarily includes Charter Advertising and Sponsorship revenue. From consumer companies and media networks who have provided content on the TiVo Service. Customers are billed on a net terms basis and the revenue is recognized as the advertising and content is delivered.

Sales and Marketing Expense--Related Parties

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

                                   TIVO INC.

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

                                   TIVO INC.

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

Common Stock

   In September 2000, the Company issued 4,327,833 shares of common stock at $23.11 per share to AOL in exchange for $100.0 million, before issuance costsof $3.8 million.

                                   TIVO INC.

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

Performance Warrants

   In conjunction with AOL's investment, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, they may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:

  . Performance Warrant A--AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant A may be exercised within six months following the execution of the Launch Commitment. The Launch Commitment is a binding contractual commitment to market Integrated Service to have 1,500,000 activated users on Time Warner cable systems.

  . Performance Warrant B--AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant B may be exercised within the six month period following the date on which AOL notifies the Company that 1,500,000 activated users of the Integrated Service existed at one time.

   Performance Warrants A and B shall be valued at the date that AOL meets the performance criteria. The exercise price for each performance warrant is equal to 90% of the average of the last reported trading prices of the Common Stock on the Nasdaq for the ten consecutive trading days preceding the date of AOL's Notice of Exercise.

   The method of accounting for each performance warrant is to value using the Black-Scholes option pricing model based on the terms existing at the time AOL meets performance. The Company will expense the performance warrants over the remaining term of the Commercial Agreement.

   Additionally, Performance Warrants A and B shall also become exercisable immediately upon the occurrence of either a material breach of the Commercial Agreement by the Company or the Company enters

                                   TIVO INC.

into a definitive agreement for a change of control of the Company. The performance warrants expire on the earlier of September 11, 2003 or in the event that AOL commits a material breach of the Commercial Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

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

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the three and nine months ended September 30, 2000 were $3.5 million and $9.8 million compared to $1.8 million and $3.9 million for the prior year comparable periods. The increases were primarily attributable to increased travel, legal and facilities expenses.

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

   Net cash used in operating activities was $69.7 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we incurred a net loss of $117.1 million, of which $11.3 million is related to non-cash charges. Uses of cash from operating activities also included an increase in prepaid expenses and other of $5.9 million, an increase in accounts receivable-related parties of $2.9 million and an increase in accounts receivable of $146,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued marketing--related parties of $23.1 million, an increase in accrued liabilities of $10.8 million, an increase in long-term deferred revenue of $5.6 million, an increase in accounts payable of $3.5 million, an increase in deferred rent of $684,000 and an increase in rental deposit received from tenant of $557,000. Additional sources of cash were deferred revenue of $511,000 and dividends payable on Series A redeemable convertible preferred stock of $240,000.

   Net cash used by investing activities was $23.0 million for the nine months ended September 30, 2000. Net cash provided in investing activities during the nine months ended September 30, 2000 included $17.8 million used for the acquisition of property and equipment and $5.2 million for the purchase of short-term investments.

   Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2000. Of this amount, $100.0 million was received from the issuance of common stock before issuance costs to AOL. We also received $1.1 million in proceeds from the issuance of common stock through the employee stock purchase plan and $664,000 in proceeds from the exercise of common stock.

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

   We have commitments for future lease payments under our facilities' operating leases of $19.5 million and obligations under capital leases of $1.7 million as of September 30, 2000. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

  .  Proposal 1
    The vote for nominated directors, Michael Ramsay, Geoffrey Yang and Randy Komisar to hold office until the 2003 Annual Meeting of Stockholders was as follows:

                                                              In Favor  Withheld
                                                             ---------- --------
     Michael Ramsay......................................... 25,959,500  16,421
     Geoffrey Yang.......................................... 25,959,770  16,151
     Randy Komisar.......................................... 25,960,206  15,715

    Directors continuing in office are James Barton, Michael J. Homer, Stewart Alsop, Larry N. Chapman, Jan P. Oosterveld, John S. Hendricks and Howard Stringer.

  .  Proposal 2
    Ratification of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31,2000.

                                                       In Favor  Opposed Abstain
                                                      ---------- ------- -------
     Ratification of Auditors........................ 25,955,119 10,160  10,642

  .  Proposal 3
    Issuance of securities exceeding 20% of the Company's common stock to America Online, Inc.

                                                     In Favor  Opposed Abstain
                                                    ---------- ------- -------
     Issuance of Securities........................ 20,776,393 22,749  20,387

  .  Proposal 4
    An amendment and restatement of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares and the number of authorized shares of preferred stock from 2 million shares to 10 million shares and make certain other changes.

                                                       In Favor  Opposed Abstain
                                                      ---------- ------- -------
     Amendment and Restatement....................... 20,484,598 311,826 23,105

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   Exhibits

 Exhibit
 Number                                 Description
 -------                                -----------
 3.2****** Amended and Restated Certificate of Incorporation.

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

 10.24**   Lease Agreement between WIX/NSJ Real Estate Limited Partnership and
            TiVo, dated October 6, 1999.

 Exhibit
 Number                                 Description
 -------                                -----------

 10.25*****  Investment Agreement between America Online, Inc. and TiVo, dated
             June 9, 2000.

 10.26*****+ Product Integration and Marketing Agreement between America
              Online, Inc.and TiVo, dated June 9, 2000.

 10.27****** First Amendment to the Investment Agreement between America
              Online, Inc. and TiVo, dated September 11, 2000.

 10.28****** Escrow Agreement, dated as of September 13, 2000, by and among
              AOL, TiVo and U.S. Trust Company, National Association

 27.1****    Financial Data Schedule.

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

****** Incorporated by reference to the same numbered exhibit previously filed with TiVo's Quarterly report on Form 10-Q filed on November 14, 2000.

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

                                          TIVO INC.

Date: January 23, 2001                            /s/ Michael Ramsay
                                          By: _________________________________
                                                      Michael Ramsay
                                                Chief Executive Officer and
                                            Chairman of the Board of Directors
                                               (Principal Executive Officer)

Date: January 23, 2001                           /s/ David H. Courtney
                                          By: _________________________________
                                                     David H. Courtney
                                              Chief Financial Officer and Sr.
                                               Vice President of Finance and
                                                      Administration
                                                 (Principal Financial and
                                                    Accounting Officer)