Form 10-K
period 2000-12-31
TIVO INC
filed 2001-04-02
CIK 1088825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 9, 2001 there were 43,718,966 shares of registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 9, 2001) was approximately $106.9 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 9, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I...................................................................   3
  Item 1.  Business......................................................    3
  Item 2.  Properties....................................................   21
  Item 3.  Legal Proceedings.............................................   22
  Item 4.  Submission of Matters to a Vote of Security Holders...........   22
 PART II..................................................................  23
  Item 5.  Market For The Registrant's Common Equity and Related
           Stockholder Matters...........................................   23
  Item 6.  Selected Financial Data.......................................   24
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   26
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   44
  Item 8.  Financial Statements and Supplementary Data...................   45
  Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................   73
 PART III.................................................................  73
  Item 10. Directors and Executive Officers of the Company...............   73
  Item 11. Executive Compensation........................................   73
  Item 12. Security Ownership of Certain Beneficial Owners and              73
           Management....................................................
  Item 13. Certain Relationships and Related Transactions................   73
 PART IV..................................................................  74
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form     74
           8-K...........................................................
  Signatures..............................................................  77

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


    This Annual Report on Form 10-K (The "Annual Report") contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1, Business," and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular "Factors That May Affect Future Operating Results," for a more detailed description of these significant risks and uncertainties.


                                     PART I

ITEM 1. BUSINESS

General Development of Business

   TiVo is a pioneer in the personal television industry. We have created a unique personal television service that allows viewers to watch what they want when they want. The TiVo Service creates a richer and more enjoyable television experience by offering viewers greater control, choice and convenience. We believe that the TiVo Service also allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. The TiVo Service is a subscription-based service enabled by a personal video recorder designed and developed by TiVo.

   TiVo was incorporated in August 1997 as a Delaware corporation with facilities in California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo, was incorporated in the United Kingdom. We have developed a subscription-based personal television service, TiVo Service, that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. We conduct our operations through one reportable segment.

   We commenced our retail launch in the second half of 1999. Philips Business Electronics B.V. ("Philips"), Sony Corporation of America ("Sony"), Hughes Electronics Corporation ("Hughes") and Thomson Mulitmedia S.A. in the United Kingdom ("Thomson UK") currently manufacture and sell the personal video recorder enabling the TiVo Service. In addition, with the exception of Hughes, all of our manufacturing partners also market the devices allowing TiVo to focus our resources on promoting and enhancing the TiVo Service. DIRECTV, Inc.("DIRECTV"), a unit of Hughes, provides marketing resources that allows TiVo to target DIRECTV subscribers and provides sales support in the retail channel.

   On September 13, 2000, TiVo closed an Investment Agreement with America Online, Inc., ("AOL"), for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing

Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service.

 Industry Background

   The television is a truly ubiquitous consumer product. According to the market research firm Nielsen Media Research, 98.0 million, or more than 98% of all U.S. households, owned at least one television at the end of 1998. Nielsen also reports that in 1998, U.S. households owned, on average, 2.4 televisions and spent an average of 7 hours and 15 minutes per day viewing television. According to Forrester Research, by 2004, 14 million households will use personal video recorders to control their television viewing.

   The reach and popularity of television has been facilitated by the emergence of new technologies and delivery systems for television programming. These new technologies have enhanced the clarity, color and sound of television and, as a result, have increased the entertainment value of watching television. In addition, new delivery systems, including cable and satellite systems, now offer a large number of programming choices and specialized programming such as pay-per-view promotions. According to Cable Ad Bureau, 78.1 million U.S. households spent $34.4 billion to receive subscription-based cable television services in 1999. CAB estimated a growth rate of 12% for 2000. In addition, according to Intertec Publishing Corporation, 14.5 million U.S. households received subscription-based satellite television services in 1999. New services and features such as Internet access, personal video recorders and high-definition TV broadcasts are forecasted to increase subscriber numbers to 25 million by 2005.

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

   Challenges Faced by Television Programmers. Although the television has become a ubiquitous product, the dramatic increase in the volume and diversity of channels and programming has drawbacks for networks and other television programmers. The major networks have been particularly affected by the proliferation of channels and specialized programming and are suffering from:

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

 TiVo Solution

   TiVo has created a personal television service that we believe meets the challenges faced by viewers, television programmers, advertisers and network operators. The TiVo Service provides viewers with greater control, easier navigation and a wider range of viewing options when watching television than what was formerly available. The TiVo Service creates a richer and more enjoyable viewing experience by allowing viewers to watch what they want when they want. The TiVo Service also creates a new platform that enables television programmers, advertisers, and network operators to deliver television programming, advertising and in-home commerce. TiVo believes that our service allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. The TiVo Service is a subscription-based service enabled by a personal video recorder designed and developed by TiVo. The personal video recorder is a device that includes a hard disk drive for recording shows and accessing the content available on the TiVo Service.

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

   Specialized Content. The TiVo Service also enables a variety of specialized content. For example, the TiVo Service allows television programmers to develop and deliver Network Showcases that feature selected programming, such as an upcoming movie, special event or mini-series, on easy-to-use interactive screens. Currently, Network Showcases available on the TiVo Service include directories of simplified recording options for groups of related shows of particular programmers. In the future, television programmers could use the TiVo Service to directly offer viewers special programming packages and pay-per-view promotions such as movies, sporting events, news headlines and other programming. Subscribers to the TiVo Service also have access to TiVolution Magazine, which features theme-based collections of shows compiled by TiVo's editorial staff.

   To further enhance the TiVo Service, we create and produce a weekly program that highlights upcoming shows and events called "TiVo Takes". Produced by TiVo Studios, the show offers great benefits to both viewers and partners through the use of Ipreview encoded interactive menus. While viewing the TiVo Takes program, viewers can schedule recordings with one touch of the remote. Viewers can also record every episode of an entire season with TiVo's exclusive Season Pass. Advertisers also have the option to run billboard interactive advertisements and interstitials throughout the program.

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

   Benefits to Viewers. TiVo believes that our service offers an enhanced television viewing experience. Key benefits offered to viewers include the following:

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

   Benefits to Television Programmers. TiVo believes our TiVo Service offers television programmers a new and exciting way to reach the viewing audience. Key benefits offered to television programmers include the following:

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

   More Effective Promotions and Previews. The TiVo Service provides television programmers with an opportunity to create more effective promotions and previews such as Network Showcases for selected programming and pay-per-view events. TiVo developed a service, called Ipreview, that consists of active previews and promotions that allow a viewer to easily record featured programming at the touch of a button. TiVo believes these promotions will be effective in attracting viewers and increasing a network's brand presence because they allow viewers to "impulse record" featured programming and to watch these programs at a more convenient time. TiVo also believes that by taking advantage of these features, television programmers have a greater opportunity to reach a larger viewing audience.

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

   Audience Measurement. TiVo has partnered with ASI Entertainment and Nielsen Media Research to create the National In-Home TV Lab. The Lab is designed to help the television industry and advertisers understand the impact of how television viewers are going to embrace and use emerging technologies, particularly the personal television services. We believe that research from the Lab will provide the television industry with accurate audience data and will help programmers and advertisers speak more effectively to their audiences.

   Benefits to Advertisers. TiVo believes that our TiVo Service will offer advertisers a new platform with more efficient and effective ways to reach their targeted audience. Key benefits offered to advertisers include the following:

   Targeting Consumers. In the future, the TiVo Service will allow advertisers to offer advertising that is related to the viewing preferences stored on the personal video recorder. For example, working with our network partners TiVo could download and store several commercials on the personal video recorder and select which of these commercials to show based on the viewer's preferences. For example, an automobile advertiser may want to advertise one of several models during the airing of a particular program, depending on each viewer's preferences. If the viewer's preferences suggest that the viewer is an outdoor enthusiast, the commercial might feature a sport utility vehicle.

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

   Platform for New Service Opportunities. The TiVo Service can also provide new sources of revenue for network operators. In 2000, TiVo introduced "TiVo Direct", an innovative, new marketing and merchandising product. This new content product is comprised of 30 minutes of video advertising and marketing programming pre-loaded into the hard drive before a personal video recorder enabled with TiVo Service is shipped from the factory. This content is produced by an advertiser. It may include advertisements for purchase of advertiser merchandise or other goods and services selected by the advertiser. The content resides on the hard drive and is displayed prominently on the Now Showing screen until the consumer deletes it.

TiVo Strategy

   TiVo's objective is to establish the TiVo Service as the platform for delivering richer television programming, advertising and in-home commerce. The key elements of our strategy are:

   Establish the TiVo Service as the Market Leader in Personal Television. TiVo is a pioneer in the personal television industry. As the personal television industry develops, we intend to aggressively grow our subscriber base, create specialized content to enhance the value of the TiVo Service and develop new ways to deliver effective targeted advertising. TiVo also intends to augment these efforts through strategic partnerships with cable and satellite network operators, television programmers, advertisers and consumer electronics manufacturers. TiVo believes that establishing and maintaining a market leadership position in personal television is critical to establishing new sources of revenues and the overall growth of our business.

   Establish and Promote the TiVo Brand. TiVo believes that establishing the TiVo brand is critical to attracting subscribers, advertisers and strategic partners. We have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising and by leveraging existing and future strategic partnerships.

   Leverage Partnerships to Accelerate Market Acceptance. TiVo believes that leveraging the market presence, brand recognition and distribution resources of established television industry participants will help us establish broad consumer awareness and acceptance of the TiVo Service and personal television. TiVo intends to continue to establish partnerships with leading television industry participants to expand our subscriber base, provide content and develop and distribute a wide variety of devices that enable the TiVo Service. Such partnerships may include:

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

   Networks and Other Television Programmers. TiVo intends to continue to establish partnerships with an increasing number of television programmers, including broadcast and premium-service providers. TiVo believes that partnerships with these companies can increase the amount and diversity of customized content available on the TiVo Service and provide a significant opportunity to offer specialized programming to viewers. Partnerships with these companies also provide TiVo with opportunities to develop new interactive services. Currently, TiVo has relationships with HBO, HGTV and Discovery Communications. Many of these relationships provide for the delivery of Network Showcases and other specialized programming to viewers.

   Consumer Electronics Manufacturers. TiVo intends to continue to establish partnerships with consumer electronic and other device manufacturers for the development, manufacture and marketing of devices that enable the TiVo Service. TiVo believes this strategy will accelerate the growth of the market for personal television. TiVo has a strategic relationship with Philips, who launched the Philips' branded personal video recorder into the retail channel in the third quarter of 1999 and who continue to manufacture and distribute their recorder. Additionally, TiVo has entered into agreements with Sony, Hughes and Thomson UK to manufacture and distribute their brands of the personal video recorder enabled with TiVo Service.

   Advertisers. TiVo intends to pursue partnerships with advertisers in an effort to generate new sources of revenue. TiVo believes that garnering advertiser support for the TiVo Service will accelerate the market acceptance for personal television. TiVo also believes that our proprietary software and other technology embedded in the personal video recorder and the TiVo Service will enable advertisers to reach desired viewers more effectively. Not only will advertisers be better equipped to reach consumers with specific tastes or preferences, viewers will receive more information about products in which they are likely to be interested. Currently, TiVo has relationships with IFILM, Pfizer and Guthy-Renker.

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

   Active Promotions. TiVo anticipates that programmers will be able to use the TiVo Service to allow viewers to easily record a variety of programming such as movies, sports events, television series and other products and services. For example, TiVo has developed "Ipreview", a service that allows viewers to schedule and record featured programming using a "point and click" feature during previews.

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

   Targeted Ads. TiVo anticipates that advertisers will be able to use the TiVo Service to reach a broader base of consumers and offer commercials that better match viewers' interests. For example, based on the viewers' preferences stored on the personal video recorder, an automobile advertiser can feature a sport utility vehicle in one household and a minivan in another. This is accomplished by a software program utilizing data stored on the personal video recorder. Individual viewing preferences will not be released to advertisers or other third parties without the viewer's consent.

   Encourage the Development of New Devices Enabling the TiVo Service. TiVo has continued to work in partnership with consumer electronics manufacturers and others in developing new and complementary products that enable the TiVo Service, such as televisions, DVD players and satellite television receivers. This strategy is based on TiVo's belief that the TiVo Service enhances the value of other television, entertainment and home theater products and services. In pursuing these relationships, TiVo expects to continue to grant broad licensing rights to our technology and intends to create a set of standards that will allow consumer electronics manufacturers to embed the technology that enables the TiVo Service in home entertainment products. TiVo anticipates that the broad licensing of our technology will accelerate our subscriber growth, enhance our market position and strengthen the TiVo brand.

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

   The Personal Video Recorder. The personal video recorder was initially designed and developed by TiVo and enables the basic functionality of the TiVo Service. The personal video recorder automatically records live television while the viewer is watching, which allows the viewer to control live television. The current versions of the personal video recorder, however, cannot record a different show while concurrently watching live television. The personal video recorder works with analog broadcast, cable and digital satellite systems. Our manufacturing partners produce two categories of personal video recorders known as stand-alone recorders and DIRECTV Receivers with TiVo. The stand-alone recorders work with analog broadcast and cable systems. Three models of the personal video stand-alone recorder are currently available, one supporting up to 20 hours, another supporting up to 30 hours of recorded programming and one supporting up to 60 hours of recorded programming. The DIRECTV Receiver with TiVo is an integrated device that can store up to 35 hours of programming recorded straight from the digital bitstream coming off the DIRECTV satellite.

   After the initial set-up, the personal video recorder will automatically dial into the TiVo Broadcast Center via a telephone line on a daily basis to download the program guide data, Network Showcases and other programs or features of the TiVo Service. Software upgrades to the personal video stand-alone recorder are also delivered directly to the personal video recorder via the phone line at no additional charge. The DIRECTV Receivers with TiVo are updated via satellite link instead of phone lines. The program guide data downloaded from the TiVo Broadcast Center does not decrease the amount of programming that can be recorded by the subscriber on the personal video recorder.

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

   TiVo expects that the vast majority of purchasers of the personal video recorder will activate the TiVo Service. However, if the TiVo Service is not enabled or is subsequently cancelled, the personal video recorder provides viewers with several basic capabilities, including pause, rewind and fast forward navigation of live or recorded television and the ability to record selected programs by manually programming the personal video recorder without the aid of the TiVo Service.

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

   The TiVo Broadcast Center. The TiVo Broadcast Center is a series of computer servers that manage all of TiVo's programming and service data. The TiVo Broadcast Center distributes proprietary services and specialized content such as TiVo's on-air program guides, Network Showcases, TiVolution Magazine and other content provided by TiVo and our partners. The TiVo Broadcast Center is designed to be a platform for future interactive services. Presently, data contained in the TiVo Broadcast Center is communicated to each personal video recorder automatically on a daily basis through the subscriber's phone line for the standalone receivers. Upgrades to the software that enable the TiVo Service are also provided automatically over this phone line. For the DIRECTV Receiver with TiVo subscribers, we utilizes satellite and cable bandwidth to transmit data and communicate information from the TiVo Broadcast Center to the DIRECTV Receiver with TiVo version of the personal video recorder.

Strategic Partnerships

   TiVo's success depends on our ability to quickly build a large subscriber base, integrate TiVo functionality into a broad range of consumer electronics products, and develop new services and programming to enhance the TiVo Service. In order to achieve these goals, TiVo has chosen to aggressively pursue strategic partnerships with:

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

   Through our partnerships, TiVo's personal video recorders and other devices will be manufactured and distributed through retail and other channels. These partners will also provide access to a large number of potential subscribers and the resources to effectively market and promote the TiVo Service. In addition, these partnerships will allow TiVo to provide our subscribers with richer content, including Network Showcases, previews and promotions of upcoming shows and other specialized viewing options on the TiVo Service. Some of TiVo's major partnerships include:

   AOL. In 2000, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. Additionally, TiVo signed media insertion orders for 2000 and 2001 with AOL for advertising programs to promote the TiVo Service on AOL Time Warner properties.

   BskyB. TiVo launched the TiVo Service in the United Kingdom in cooperation with British Sky Broadcast. Consumer electronic manufacturer, Thomson, manufactures the personal video recorder that enables the TiVo Service under the Thomson SCENIUM brand. The SCENIUM recorder became available in October 2000. In an effort to support this partnership, TiVo has established a presence in the United Kingdom by both incorporating TiVo (UK) Ltd. and establishing an office in Middlesex, UK. Additionally, the BBC signed an agreement as a network partner to showcase its content on the TiVo Personal Television Service in the UK.

   DIRECTV. DIRECTV is promoting TiVo and the TiVo Service to its nine million subscribers. DIRECTV provides a variety of marketing and sales support, including commercial air time on the DIRECTV system, access to DIRECTV subscribers for targeted mailings and placement on its web site and in its on-air magazine. DIRECTV has also made a portion of the high bandwidth capacity of DIRECTV's satellite network available to TiVo. We intend to use this capacity to expand and enrich the TiVo Service offered to DIRECTV subscribers.

   In connection with this agreement, DIRECTV also made an equity investment in TiVo. Additionally, DIRECTV will share in specified revenues that we receive that relate to subscribers to the TiVo Service who also subscribe to the DIRECTV satellite service. TiVo has also agreed offset a portion of DIRECTV's marketing expenses for the DIRECTV Receiver with TiVo.

   Discovery Communications. TiVo is working with Discovery to produce weekly Network Showcases and other programming packages that highlight current and upcoming Discovery programs. TiVo also granted Discovery preferential placement on our Network Showcases screen. TiVo will also work with Discovery to enable Discovery to use our Ipreview Service.

   NBC Multimedia. TiVo is working with NBC to produce weekly Network Showcases and other programming packages that highlight current and upcoming NBC programs. These NBC programming packages and specials will also be featured in TiVolution Magazine. TiVo also granted NBC preferential placement on our Network Showcases screen. TiVo and NBC have agreed to feature each other as partners on their respective web sites.

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

   TiVo has agreed to offset a portion of Philips' manufacturing costs by paying a subsidy to Philips for each personal video recorder that Philips manufactures and sells. TiVo has also agreed to share a portion of the TiVo Service subscription revenues it receives from purchasers of the personal video recorders and other devices manufactured by Philips that enables the TiVo Service. Philips is also one of our stockholders.

   Sony. Sony has also agreed to manufacture, market and distribute personal video recorders that enable the TiVo Service. Sony will continue to market co-branded personal video recorders with TiVo and support the TiVo Service in retail channels.

   TiVo has agreed to offset a portion of Sony's manufacturing costs by paying a subsidy to Sony for each personal video recorder that Sony manufactures and sells. TiVo has also agreed to share a portion of the TiVo Service subscription revenues it receives from purchasers of the personal video recorders and other devices manufactured by Sony that enables the TiVo Service. Sony is also one of our stockholders.

   Quantum. Quantum has agreed to develop and supply the hard disk drives used in personal video recorders that enable the TiVo Service. Under the agreement, we or a designated third-party buyer may purchase from Quantum up to an agreed number of hard disk drives at a discount. In addition, Quantum has agreed to work with TiVo to customize its hard disk drives for devices that enable the TiVo Service. Quantum and TiVo have also agreed to work together in promoting TiVo and the TiVo Service. Quantum has acquired shares of our stock in connection with this agreement. We have also agreed to share a portion of the TiVo Service subscription revenues we receive from the subscribers who have purchased personal video recorders and other devices equipped with Quantum hard disk drives on which we received a discount from Quantum.

   Liberate Technologies. TiVo has agreed to license and incorporate Liberate's TV Navigator software into future version of our personal television reference platform, thus integrating Liberate's platform with interactive TV with the TiVo Service. The Liberate platform includes client and server software that enable interactive TV services such as accessing web sites via the TV. Additionally, this license agreement provides a platform for the enhancement of AOL TV enabled with TiVo Service.

Sales and Marketing

   TiVo is building a team of sales and marketing professionals whose efforts are focused on establishing the TiVo brand, educating consumers on the features and benefits of the TiVo Service and personal television, and promoting sales of personal video recorders and other devices that enable the TiVo Service.

   TiVo anticipates that retail stores will be the dominant distribution channel for the personal video recorders and is establishing direct relationships with potential retail partners. Our marketing team maintains an ongoing dialogue with viewers via research and other consumer response vehicles to ensure that TiVo continues to deliver services that match viewers' needs.

   TiVo began selling personal video recorders and subscriptions to the TiVo Service on March 31, 1999 directly to consumers, principally through our web site and our toll-free telephone number, 1-877-FOR-TIVO. Philips began distributing co-branded personal video recorders to national retail chains and regional retail stores and distributors and online e-tailers in the fourth quarter of 1999.

   Philips began selling personal video recorders to retailers and supporting the retail channel through marketing efforts, in-store display materials and sales force training. TiVo, with the assistance of DIRECTV, has supported Philips' efforts by educating retailers about personal video recorders and the TiVo Service and providing training where necessary. In addition, DIRECTV incorporated the TiVo logo in certain of its in-store promotional materials in the first quarter of 2000. Philips and DIRECTV also encourage their existing and prospective customers to subscribe to the TiVo Service by offering promotional incentives such as coupons or discounts.

   TiVo initiated a marketing campaign in support of the retail launch of the personal video recorder that utilized print, outdoor, web and television advertising. TiVo also targeted certain DIRECTV subscribers with direct mail and bill inserts. The goal of these efforts is to increase awareness of the personal television category and to promote the TiVo brand as the leader in this category. TiVo's marketing campaign was augmented by advertising efforts by Philips and Sony.

   Personal video recorders with the TiVo Service are available from Philips and Sony at stores nationwide and from online retailers such as Best Buy, Circuit City, Good Guys, Ultimate Electronics and The Wiz. Thomson SCENIUM brand personal video recorders with the TiVo Service are available at Dixons and Curry's in the UK.

Privacy Policy

   TiVo has adopted a privacy policy, which we make available on our web site and delivers to each new subscriber to the TiVo Service. This policy was updated and expanded in September 2000. This policy explains that TiVo collects certain types of information such as anonymous viewing and diagnostic information but all viewing information that is linked or associated with an individual identity will not be disclosed without the viewer's consent.

   Information about viewers' preferences and how they use the TiVo Service is separated from information that identifies a viewer personally, so that the information becomes anonymous. We may be able to use this anonymous information to tell a broadcaster the percentage of TiVo viewers that recorded a particular program, but TiVo will not know, nor be able to tell the broadcaster, which of our viewers did so, unless a viewer decides to provide that information. TiVo has designed our system to remove personally identifiable data so that no one at TiVo or anywhere else can identify the individual viewer. If a specific viewer does not want the way in which they use their personal video recorder to be part of the anonymous information that TiVo gathers and shares with other companies, they can ask for a block on the release of this anonymous data.

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

Competition

   The market for home entertainment goods and services is intensely competitive, rapidly evolving and subject to rapid technological change. The delivery of video and television programming is particularly competitive as new products and services continue to be introduced and marketed. TiVo believes that the principal competitive factors in these markets are name recognition, performance, pricing, ease of use and functionality. Because the personal television market is new and rapidly evolving, TiVo expects it will face significant barriers in our efforts to secure broad market acceptance and intense competition at several different levels.

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

   TiVo's initial success will depend not only on consumers agreeing to purchase a personal video recorder, but also paying a monthly subscription fee to receive the TiVo Service. This is a significant cost, and many consumers who have purchased VCRs, DVDs or other home video entertainment products may be reluctant to purchase personal television systems and services. The personal video recorder enabled with the TiVo Service does, however, offer several advantages over competing home video entertainment products, including:

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

  . the ability to recommend television shows to viewers based upon their particular preferences; and

  . specialized content, including Network Showcases and TiVolution Magazine.

   Although the personal video recorder is not well-suited as an archival system for recorded television shows, personal video recorders enabled with the TiVo Service do contain a feature that allows viewers to off-load recorded programming to a VCR. While the personal video recorder and TiVo Service allow viewers to control live television, the current version of the personal video recorder does not permit viewers to record a show on one channel and watch a show being broadcast at the same time on another channel.

   Internet-related companies and companies offering similar products and services. TiVo faces competition from Internet service providers and other Internet companies such as WebTV and X-TV. These competitors are seeking to meld Internet browsing and traditional broadcast, cable or satellite television programming into a single medium. For example, WebTV launched UltimateTV during the spring of calendar year 2001. Last year WebTV and EchoStar Communications released the DishPlayer, which is a product that combines Internet access with a program guide and the ability to pause live television. While many of these products offer fewer services than the TiVo Service, we do not presently offer Internet browsing capability. However, in September 2000 we signed an agreement with AOL to become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service.

   TiVo's primary competitor in the personal television market was ReplayTV, Inc. ReplayTV manufactured and marketed a personal television recorder that included a hard disk drive and functionality similar to that of our partners personal video recorders. While ReplayTV's personal video recorder was more expensive than the personal video recorder enabled with TiVo Service, ReplayTV did not charge a monthly subscription fee for its service. ReplayTV attracted fewer than 40,000 customers by the end of 2000. In February 2001, hardware maker SonicBlue announced its intention to acquire ReplayTV. Exactly how it will use ReplayTV's assets and intellectual property is unclear at this time.

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

   Performance engineering. TiVo intends to continue to devote considerable engineering resources to improve TiVo's essential technologies. TiVo's engineers and customer support personnel work together to quickly identify and correct potential performance errors. We also continually work to identify, develop and implement features that improve performance in areas such as video and audio quality, speed, ease of use and additional features and functionality.

   Platform engineering. Although TiVo does not intend to manufacture the personal video recorder or other hardware products, the evolution of hardware technology that enables the TiVo Service is a crucial element of TiVo's future success. Our hardware engineers are working with consumer electronics manufacturers, component suppliers, and data storage suppliers to reduce the manufacturing cost of the personal video recorder and integrate TiVo functionality into other consumer electronics goods. In September 2000, we and AOL signed a strategic agreement under which TiVo would become an AOL TV programming partner, offering AOL subscribers access to features of the TiVo Service. Similarly, TiVo intends to integrate the TiVo Service into components such as cable set-top boxes, televisions and other consumer electronics products. We intend to work with a broad range of partners to develop our technology platforms and establish TiVo as the prominent technology in the personal television market.

   Service engineering. TiVo intends to continue to develop the TiVo Service, offering new features and programming. We have assembled a group of experienced television and multimedia professionals to create specialized programming for the TiVo Service. As part of this effort, the programming team is currently in the process of building software and video development tools that will enable networks and other content providers to create specialized programming for the TiVo Service.

Patents and Intellectual Property

   TiVo has adopted a proactive patent and trademark strategy designed to protect all important aspects of our technology and intellectual property. We have filed thirty-six patent applications and nine provisional patents. TiVo has also jointly filed a patent application with Quantum. The patent applications that we have filed are broad in nature and are tied to fundamental inventions rather than small, unrelated features or applications. These patent applications cover substantially all of TiVo's technology, including hardware, software, the TiVo Service functionality and appearance, network architecture, manufacturing and international patent rights. TiVo has also filed patent applications that cover technologies it intends to incorporate in future versions of the TiVo Service and hardware. Several of our early patent applications have been examined and claims allowed by the U.S. Patent and Trademark Office (PTO). Included in these are a number that are fundamental to the operation of personal video recorders, as well as forming a foundation for other important patent applications currently under examination. We anticipate ongoing progress in establishing a defensible and useful intellectual property portfolio. There can be no assurance that current applications of our patents will ever be granted.

   TiVo has filed many trademark applications covering substantially all of our trade dress, logos and slogans, including:

  . Active Preview

  . Can't Miss TV

  . DIRECTIVO

  . Instant Replay logo

  . Ipreview

  . Jump logo

  . Life's too short for bad TV

  . Network Showcase

  . Personal TV

  . Personal Video Recorder

  . Primetime Anytime

  . Season Pass

  . See it, want it, get it

  . The New Face of Television

  . The way TV is meant to be

  . Thumbs Down (logo and text)

  . Thumbs Up (logo and text)

  . TiVo Central

  . TiVo (logo, name and character)

  . TiVolution

  . What you want, when you want it

  . You run the show


   These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for our TiVo logo. We have secured the U.S. registration for the TiVo name. We have licensed the use of our name and logo to some of our strategic partners. See "Factors That May Affect Future Operating Results--Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights."

Recent Developments

Change in Fiscal Year

   On January 30, 2001, we announced a fiscal year end change from December 31 of each year to January 31 of each year. We believe that the change in fiscal year will help align the seasonal patterns of demand in our business with our reporting cycle and better align TiVo's promotional activities with those of our retail, service and network partners.

Agreements

   On January 12, 2001, we announced that Atom Films had signed a one-year agreement to promote Atom Films on the TiVo Service. Atom will provide films and animations for TiVo's weekly interactive TV show, TiVo Takes, as well as on TiVo Direct, the preloaded content appearing in the Now Showing/Now Playing area on TiVo Central. Taking further advantage of the agreement, we will work with Atom Films to create original programming with further revenue-generating opportunities.

   On January 30, 2001, we signed an agreement with AOL Time Warner to expand our existing strategic relationship to include an enhanced mulit-million dollar marketing and promotional campaign with AOL Time Warner. Under this agreement, the Second Amendment to the Investment Agreement, TiVo will be promoted across AOL Time Warner online, print and television media properties, which will focus on educating consumers about the TiVo Service. Additionally, the Second Amendment provided for an amendment to the Escrow Agreement. The First Amendment to the Escrow Agreement authorized release of $43.5 million in restricted funds, which had been provided by AOL under our previously executed investment agreement with AOL, which we will use for working capital. In return, we agreed to reduce the exercise price of certain warrants held by AOL. TiVo reduced the exercise price of a warrant to purchase 2,308,475 shares of common stock held by AOL from $23.11 to $7.29 and also reduced the exercise price of a warrant to purchase 295,428 shares of common stock held by AOL from $30.00 to $7.29.

   On January 30, 2001, we signed a media insertion order with AOL Time Warner for $21.5 million in advertising programs to promote the TiVo service on AOL Time Warner properties.

   In January 2001, we entered into a Strategic Advertising Agency Partnership Program with Starcom MediaVest Group. Starcom , Digital @JWT, Omnicom Media Group and participating clients will sit on TiVo's Advertising Advisory Board. The Board's objective is to ensure strong communication and creative thinking between TiVo and our partners to develop new opportunities that will benefit both advertisers and consumers.

   In January 2001, Miller Brewing Company signed a one-year Charter Advertiser Program agreement. Miller Brewing Company will receive sponsorship opportunities on the TiVo Service including TiVo Takes and TiVo Direct. Additionally, Miller will have a seat on the TiVo Advertising Advisory Board and priority access to our new advertising concepts and basic aggregate research data associated with TiVo advertising products.

Employees

   At March 9, 2001, we employed approximately 320 employees, including 71 in service operations, 122 in research and development, 62 in sales and marketing and 65 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At March 9, 2001, we employed 53 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees:

   As of March 9, 2001, our executive officers and key employees and their ages were as follows:

         Name          Age                       Position
         ----          ---                       --------

Executive Officers

  Michael Ramsay......  51 Chairman of the Board, Chief Executive Officer and
                            President
  James Barton........  43 Senior Vice President of Research and Development,
                            Chief Technical Officer
  David H. Courtney...  42 Senior Vice President of Finance and Administration
                            and Chief Financial Officer

Key Employees

  Susan Cashen........  40 Vice President of Corporate Communications
  Ta-Wei Chien........  46 Senior Vice President of Engineering and Operations
  Andrew Cresci.......  40 Vice President and General Manager of TiVo (UK)
  Morgan P. Guenther..  47 Senior Vice President of Business and Revenue
                            Development
  Stacy Jolna.........  49 Vice President of Programming and Media Relations
  Brodie Keast........  45 Senior Vice President of Sales and Marketing
  Luther Kitahata.....  36 Vice President of Software Engineering
  Howard Look.........  34 Vice President of TiVo Studios
  Joe Miller..........  34 Vice President of Sales
  Karrin Nicol........  41 Vice President of Human Resources
  Mark A. Roberts.....  40 Vice President of Information Technology and Chief
                            Information Officer
  Robert P. Vallone...  43 Vice President of Service Operations and Customer
                            Service
  Matthew Zinn........  36 Vice President, General Counsel and Chief Privacy
                            Officer

   Michael Ramsay is a co-founder of TiVo and has served as TiVo's Chairman of the Board of Directors, Chief Executive Officer and President since our inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for Silicon Graphics, a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. ("SGI") focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of Silicon Graphics' Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland.

   James Barton is a co-founder of TiVo and has served as TiVo's Vice President of Research and Development, Chief Technical Officer and Director since our inception and is currently Senior Vice President of Research and Development, Chief Technical Officer and Director. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of Silicon Graphics and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of Silicon Graphics. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

   David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Senior Vice President of Finance and Administration and Chief Financial Officer. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm's high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

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

   Ta-Wei Chien has served as Vice President of Engineering and Operations since February 1998 and is currently Senior Vice President of Engineering and Operations. From December 1996 to February 1998, Mr. Chien served as Vice President of Engineering in the Desktop Workstations group at SGI, where he managed engineering projects for desktop workstations. From April 1991 to December 1996, Mr. Chien was a director of digital media and VLSI engineering at SGI. Mr. Chien holds a B.S. degree in Electrical Engineering from National Taiwan University and an M.S. degree in Electrical Engineering from the University of California, Los Angeles.

   Andrew Cresci has served as Vice President and General Manager of TiVo (UK) since November 2000. In August 1999 Mr. Cresci co-founded TapCast, a California based wireless Internet portal. Prior to founding TapCast Mr. Cresci was Director of Worldwide Marketing for the workstation division at SGI for eight years. Mr. Cresci holds a B.S. degree in Electronics Engineering from the University of Bath, England.

   Morgan P. Guenther has served as Vice President of Business and Revenue Development since March 2001. From June 1999 to February 2001 he served as Vice President of Business Development. From March 1998 to June 1999, Mr. Guenther was a partner of the law firm of Paul, Hastings, Janofsky & Walker LLP. From 1990 to March 1998, Mr. Guenther was a partner of the law firm of Farella Braun & Martel. Mr. Guenther also serves on the board of directors of Tier Technologies, Inc., an information technology consulting company. Mr. Guenther holds J.D. and B.A. degrees from the University of Colorado and an M.B.A. degree from the University of San Francisco.

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

   Brodie Keast has served as Senior Vice President of Sales and Marketing since March 2001. In December 1999, Mr. Keast joined TiVo as Vice President of Sales and Marketing. Prior to joining TiVo, Mr. Keast was employed with Quantum Corporation from 1996 through 1999 most recently serving as Vice President and General Manager for Quantum's DLT Tape Division. Prior to joining Quantum, he spent ten years at Apple Computer where he held a number of executive marketing positions. Mr. Keast holds a B.S. degree in Computer Science from California State University, Chico.

   Luther Kitahata has served as Vice President of Sales since October 2000. He joined TiVo in 1998 as the Director of Software. Prior to joining TiVo, Mr. Kitahata was part of the founding team at Navio Communications (now Liberate Technologies) where he worked in both managerial and engineering capacities from April of 1996 to January 1998. Prior to 1996, Mr. Kitahata was founder and Director of Engineering of E-Motion, a leading provider of content distribution and multimedia collaboration systems. Mr. Kitahata holds an M.S. degree and a B.A. degree with honors in Computer Science from Brown University.

   Howard Look has served as Vice President of TiVo Studios since March 2000. He joined TiVo in February 1998 as Director of Application Software. Prior to joining TiVo, Mr. Look was Manager and the Director of Applied Engineering at SGI from 1996 to 1998. Mr. Look holds a B.S degree in Computer Engineering from Carnegie-Mellon University.

   Joe Miller has served as Vice President of Sales since October 2000. From June 1999 to October 2000, Mr. Miller served as Director of Channel Marketing for TiVo. Prior to joining TiVo, Mr. Miller was employed with U.S. Satellite Broadcasting from 1994 to 1999; most recently serving as General Manager of Retail Sales. Prior to joining U.S. Satellite Broadcasting, Mr. Miller was National Sales Manager for Cox Satellite Programming. Mr. Miller holds a B.A. degree in Public Relations from Southwest Texas State University.

   Karrin Nicol joined TiVo in July 1999 as Vice President of Human Resources. From 1987 to 1999, Ms. Nicol was employed with at SGI, most recently as Director of Human Resources. Prior to that, Ms. Nicol served in various positions at Fairchild Semiconductor Corporation. Ms. Nicol holds a B.S. degree in Food and Nutrition from California State University, Chico and a Masters in Human Resources and Organizational Development from University of San Francisco.

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

   Robert P. Vallone has served as Vice President of Service Operations and Customer Service since March 1999. From November 1998 to April 1999, Mr. Vallone served as Director of Operations for TiVo. Prior to joining TiVo, Mr. Vallone served as Director of Engineering at SGI since October 1993. Mr. Vallone holds a B.S. degree in Experimental Psychology from Cornell University.

   Matthew Zinn has served as Vice President, General Counsel and Chief Privacy Officer since July 2000. From May 1998 to July 2000, Mr. Zinn was the Senior Attorney, Broadband Law and Policy for the MediaOne Group, a leading global communications company. From August 1995 to May 1998, Mr. Zinn served as corporate counsel for Continental Cablevision, the third largest cable television operator in the United States. From November 1993 to August 1995, he was an associate with the Washington, D.C., law firm of Cole, Raywid & Braverman, where he represented cable operators in federal, state and local matters. Mr. Zinn holds a J.D. degree from the George Washington University National Law Center and a B.A. degree in Political Science from the University of Vermont.

ITEM 2. PROPERTIES

   In March 2000, TiVo moved our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, to a leased facility in Alviso, California. We believe that our new corporate facilities will be adequate to meet our office space needs for the next several years as TiVo currently utilizes approximately 75% of the total office space. We believe that our facilities are well maintained and are in good operating condition. The lease for this space expires in 2007.

   Additionally, we currently lease sales office space in Beverly Hills, California and in New York, New York, as well as one international location in Middlesex, United Kingdom. We believe that these facilities are adequate to meet our sales office space needs for the next year.

ITEM 3. LEGAL PROCEEDINGS

   StarSight Telecast. On January 18, 2000, a suit was filed against TiVo by StarSight Telecast Inc, a subsidiary of Gemstar International Group Limited ("StarSight"), in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process", held by StarSight. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages as well as an injunction against TiVo's operations. It also seeks attorneys' fees and costs. We believe that we have meritorious defenses against this suit and intends to vigorously defend ourself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. We could be forced to incur material expenses during this defense, and in the event we were to lose this suit our business would be harmed. See "Factors that May Affect Future Operating Results-- Intellectual property claims against us can be costly and could result in the loss of significant rights."

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

   For further discussion of intellectual property risks facing TiVo, see "Factors that May Affect Future Operating Results--Intellectual property claims against us can be costly and could result in the loss of significant rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information for Common Equity

   Our common stock is traded on the Nasdaq National Market under the symbol TIVO. As of March 9, 2001, we had 262 stockholders of record.

   The following table shows the high and low per-share closing prices for our common stock as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter:

                                                                   High   Low
                                                                  ------ ------
Fiscal Year 2002
----------------

First Quarter as of March 9, 2001................................ $ 7.19 $ 4.19

Fiscal Year 2001
----------------

Year Ended January 31, 2001...................................... $ 9.13 $ 6.13

Fiscal Year 2000
----------------

Fourth Quarter ended December 31, 2000........................... $19.94 $ 5.38
Third Quarter ended September 30, 2000........................... $33.75 $16.69
Second Quarter ended June 30, 2000............................... $36.19 $15.88
First Quarter ended March 31, 2000............................... $71.50 $30.50

Fiscal Year 1999
----------------

Fourth Quarter ended December 31, 1999........................... $51.00 $25.13
Third Quarter ended September 30, 1999........................... $29.94 $29.94

   On March 9, 2001, the closing price of our common stock was $4.19 per share.

Dividend Policy

   On September 13, 2000, we closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment Agreement between AOL and TiVo, dated June 6, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), between AOL and TiVo, we issued to AOL shares of Series A redeemable convertible preferred stock with certain dividend and voting rights. Dividends on the Series A redeemable convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A redeemable convertible preferred stock outstanding. Dividends are payable quarterly as declared by our board of directors.

   We expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data as of and for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 and for the period from August 4, 1997 (Inception) to December 31, 1997 have been derived from our financial statements audited by Arthur Andersen LLP, independent public accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

   The data set forth below (in thousands, except for per share data) and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                                  Period from
                                  Year Ended December 31,       August 4, 1997
                                 ----------------------------   (Inception), to
                                   2000       1999     1998    December 31, 1997
                                 ---------  --------  -------  -----------------
                                  (in thousands, except for per share data)
Consolidated Statement of
 Operations Data:
Revenues.......................  $   3,571  $    223  $   --        $  --
Costs and expenses
  Cost of services.............     18,382     4,067      --           --
  Research and development.....     24,279     9,727    5,614          356
  Sales and marketing..........    102,091    24,502    1,277           28
  Sales and marketing-related
   parties.....................     53,604    15,172      --           --
  General and administrative...     14,346     7,027    2,946          241
  Stock-based compensation.....      3,115     1,530      --           --
  Other operating expense,
   net.........................        --      7,210      --           --
                                 ---------  --------  -------       ------
Loss from operations...........   (212,246)  (69,012)  (9,837)        (625)
                                 ---------  --------  -------       ------
  Interest income..............      7,928     2,913      136           49
  Interest expense and other...       (522)     (466)     (20)         (19)
                                 ---------  --------  -------       ------
Net loss.......................   (204,840)  (66,565)  (9,721)        (595)
Less: Series A redeemable
    convertible preferred stock
    dividend...................     (1,514)      --       --           --
                                 =========  ========  =======       ======
Net loss attributable to common
 stock.........................  $(206,354) $(66,565) $(9,721)      $ (595)
                                 =========  ========  =======       ======
Net loss per share
  Basic and diluted............  $   (5.55) $  (5.49) $ (3.25)      $(0.20)
  Weighted average shares......     37,175    12,129    2,990        2,917

                                     As of December 31,
                                 ----------------------------
                                   2000       1999     1998
                                 ---------  --------  -------
                                       (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents......  $ 106,096  $139,687  $ 2,248
Working capital................    122,973   130,327    1,329
Total assets...................    236,318   152,842    3,543
Long-term portion of
 obligations under capital
 lease.........................        606     1,141      --
Redeemable convertible
 preferred stock...............          3       --       --
Redeemable common stock........          1       --       --
Total paid-in capital for
 redeemable convertible
 preferred stock and redeemable
 common stock..................     96,986       --       --
Total stockholders' equity.....     34,849   133,247    2,121

--------
* Working capital includes restricted cash of $93.2 million as of December 31, 2000 (see Item 8, Note 9).

Quarterly Results of Operations

   The following table represents certain unaudited consolidated statement of operations data for our eight most recent quarters ended December 31, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. The three months ended March 31, 1999, June 30, 1999 and September 30, 1999 have been reclassified in order to conform to current quarter classifications.

                                                              Three Months Ended
                          ----------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1999      1999        1999          1999       2000       2000        2000          2000
                          --------- --------  ------------- ------------ ---------  --------  ------------- ------------
                                                (unaudited, in thousands except per share data)
Revenues................   $   --   $     8     $     33      $    182   $    424   $    719    $  1,002      $  1,426
Costs and expenses
 Cost of services.......       689      636          749         1,993      4,168      4,988       4,019         5,207
 Research and
  development...........     1,596    1,859        2,327         3,945      4,678      5,679       8,318         5,604
 Sales and marketing....     2,168    1,847        5,323        15,164      9,180     11,384      30,308        51,219
 Sales and marketing--
  related parties.......       --       382        4,946         9,844      4,547      5,349      18,953        24,755
 General and
  administrative........     1,125    1,057        1,757         3,088      2,691      3,631       3,527         4,497
 Stock-based
  compensation..........       --       187          501           842        969        919         657           570
 Other operating
  expense, net..........       (12)     201        4,808         2,213        --         --          --            --
                           -------  -------     --------      --------   --------   --------    --------      --------
Loss from operations....    (5,566)  (6,161)     (20,378)      (36,907)   (25,809)   (31,231)    (64,780)      (90,426)
 Interest income........        53      224          614         2,022      1,824      1,907       1,625         2,572
 Interest expense and
  other.................        (2)    (176)        (281)           (7)       (70)      (112)       (252)          (88)
                           -------  -------     --------      --------   --------   --------    --------      --------
Net loss................    (5,515)  (6,113)     (20,045)      (34,892)   (24,055)   (29,436)    (63,407)      (87,942)
Less: Series A
   redeemable
   convertible preferred
   stock dividend.......       --       --           --            --         --         --         (240)       (1,274)
                           -------  -------     --------      --------   --------   --------    --------      --------
Net loss attributable to
 common stock...........   $(5,515) $(6,113)    $(20,045)     $(34,892)  $(24,055)  $(29,436)   $(63,647)     $(89,216)
                           =======  =======     ========      ========   ========   ========    ========      ========
Net loss per share
 Basic and diluted......   $ (1.62) $ (1.15)    $  (3.44)     $  (1.03)  $   (.68)  $   (.82)   $  (1.72)     $  (2.19)
 Weighted average
  shares................     3,401    5,312        5,833        33,899     35,353     35,743      36,924        40,682

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

   The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Overview

   We were incorporated in August 1997, as a Delaware corporation and are located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The TiVo Service is a subscription-based television service that provides viewers with greater control, easier navigation and a wider range of viewing options when watching television. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a personal video recorder designed and developed by TiVo.

   We have generated a limited amount of revenues to date and expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. In particular, we expect our sales and marketing expenses to continue to be a large portion of total expenses as personal video recorders gain market acceptance in the retail channel with the consumer and as we establish the TiVo brand and educate and attract subscribers. We launched the personal video recorder and service into the retail channel in the second half of 1999. We incurred losses of $204.8 million in 2000 and we expect to continue to incur losses for the foreseeable future.

   We currently generate revenues from two sources, subscription revenue and non-subscription revenue. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. The current price for a monthly subscription to the TiVo Service is $9.95 per month, an annual subscription is $99.00 per year and a lifetime subscription is $199.00. A lifetime subscription allows access to the TiVo Service for the life of the personal video recorder. Subscription fees are paid by the viewer when activating the TiVo Service. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period.

   Non-subscription revenue primarily includes Charter Advertising and Sponsorship revenue from consumer companies and media networks who have provided content on the TiVo Service.

   We began selling personal video recorders and subscriptions to the TiVo Service on March 31, 1999. We transitioned manufacturing to Philips, one of our manufacturing partners, in the fourth quarter of 1999. The sales of personal video recorders in 1999 were not expected to be recurring for TiVo, and were therefore considered incidental to our business. The sales less the cost of sales for the personal video recorders sold directly by TiVo for the year ended December 31, 1999 were recorded as "other operating expense, net."

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

  . audience measurement reporting revenue; and

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

   We have agreed to make formula-based payments to Sony, Thomson, Quantum, Philips and DIRECTV in exchange for key activities and results. Quantum provided us a discount payment for hard disk drives purchased by our manufacturing partners for use in the personal video recorder from Quantum. We have agreed to share a portion of the TiVo Service subscription revenues we receive from subscribers who have purchased personal video recorders and other devices equipped with Quantum hard disk drives on which we received a discount from Quantum. We have agreed to pay to Philips and Sony a per-unit subsidy for each personal video recorder that they manufacture and sell. The amount of the payments can vary depending on Philips' and Sony's manufacturing costs and selling prices. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service. Subsidy payments are renegotiated on an annual basis. We pay DIRECTV a revenue share for our subscription revenues generated from DIRECTV subscribers in exchange for DIRECTV's marketing efforts. Payments made to our strategic partners in exchange for these services are recognized as "sales and marketing--related parties expenses."

   In the past, we have issued stock in exchange for services to our strategic partners. For example, we issued shares of our common stock to DIRECTV in exchange for marketing support and a note which is reduced as bandwidth capacity is made available to TiVo on DIRECTV's satellite television system. We also issued warrants, which were exercised for shares of our common stock to Quantum in exchange for a discount on hard disk drives used in the personal video recorders that enable the TiVo Service. We recorded prepaid marketing expenses resulting from the issuance of this equity to DIRECTV and Quantum. These prepaid marketing expenses are amortized as services are provided to us and charged to "sales and marketing--related parties expenses."

   On September 13, 2000, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. In return for AOL's investment, TiVo issued to AOL a combination of convertible redeemable preferred stock, a portion of common stock subject to redemption, common stock and initial and performance warrants. Additionally, TiVo has signed media insertion orders for 2000 and 2001 with AOL for advertising programs to promote the TiVo Service on AOL Time Warner properties (See Item 8, Note 9).

   Prior to our initial public offering, we granted stock options to employees, consultants and directors at prices that were less than the estimated fair value of our common stock at the date of grant. We recorded deferred compensation related to these options, which is amortized over the vesting period of each option as "stock-based compensation."

Results of Operations

 Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Revenues. Revenues for the year ended December 31, 2000 were $3.6 million, compared to $223,000 for the year ended December 31, 1999. The increase is attributable to increased customer subscriptions to the TiVo Service, which grew by approximately 118,000 new subscribers during 2000, bringing the total installed subscriber base to approximately 136,000 as of December 31, 2000.

   Cost of services. Cost of services consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended December 31, 2000 was $18.4 million compared to $4.1 million for the year ended December 31, 1999. This increase was primarily attributable to increased telecommunications and network expenses due to the increase in number of activations. The increase was $7.3 million for the year ended December 31, 2000. Total salaries and benefits accounted for 16% of the total increase due to the expansion and staffing of the broadcast operations department and customer service departments.

   Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended December 31, 2000 were $24.3 million compared to $9.7 million for the year ended December 31, 1999. Approximately 49% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 22% of the total increase was related to research and development consulting expenses.

   Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended December 31, 2000 were $102.1 million compared to $24.5 million for the year ended December 31, 1999. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 78% of the total increase in sales and marketing expenses from 1999 to 2000. For the year ended December 31, 2000, sales support expense was $7.2 million compared to $1.7 million for the year ended December 31, 1999. Sales support accounted for 7% of the total increase. We expect our marketing expenses to continue to be a large portion of our total company expenses for 2001 due to marketing campaigns targeted on consumer education.

   Sales and marketing-related parties. Sales and marketing-related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in the Company. Sales and marketing-related parties expense for the year ended December 31, 2000 was $53.6 million compared to $15.2 million for the year ended December 31, 1999. The increase in sales and marketing-related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service, which began in March 1999.

   Sales and marketing-related parties expense as of December 31, 2000, consists of cash charges of $44.0 million and non-cash charges of $9.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL, Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of December 31, 2000 was $44.4 million. Of this amount, $22.1 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

   The cash portion of sales and marketing-related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to AOL. Subsidies are formula based payments to our partners in exchange for key activites and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. Since subsidies are based on the number or units manufactured and activated, we expect that as the volume of units manufactured increases our subsidy costs will increase proportionally. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We anticipate that our business will continue to grow and, as such, we expect the revenue share and manufacturing subsidy amounts to continue to be large for next year. We are currently working with our partners to try to manage costs for calendar year 2001.

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the year ended December 31, 2000 were $14.3 million compared to $7.0 million for the year ended December 31, 1999. Over 31% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were accounting and legal expenses totaling 19% of the total increase.

   Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $3.1 million for the year ended December 31, 2000 and $1.5 million for the years ended December 31, 1999. The unamortized balance of $3.0 million will be fully amortized by February 2004.

   Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the year ended December 31, 2000, other operating expenses, net was zero compared to $7.2 million for the year ended December 31, 1999. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and are therefore considered incidental to our business and as such have been classified as other operating expense, net.

   Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $7.9 million for the year ended December 31, 2000 compared to $2.9 million for the year ended December 31, 1999, as cash balances have increased largely due to the AOL investment in 2000.

   Interest expense and other. Interest expense and other was $522,000 for the year ended December 31, 2000. This includes amortization of the value assigned primarily to the Comdisco for interest expense and convertible debt warrants of $164,000 and disposal of an asset no longer used of approximately $227,000. For the year ended December 31, 1999, interest expense and other was $466,000.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

   Revenues. Revenues for the year ended December 31, 1999 were $223,000, compared to zero for the year ended December 31, 1998. The increase is attributable to customer subscriptions to the TiVo Service, which began in March 1999. As of December 31, 1999, we had approximately 18,000 subscribers.

   Cost of services. Cost of services consists primarily of employee salaries, telephone expenses, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended December 31, 1999 was $4.1 million compared to zero for the year ended December 31, 1998. This increase was primarily attributable to the hiring of content programming and customer service personnel. Total salaries and benefits accounted for 45% of the total cost of services expenses. The establishment of a customer call center in connection with the retail release of the TiVo Service and the personal video recorder that enables the TiVo Service comprised 48% of the total cost of services expenses. Additionally, as subscribers increased there were other variable costs, such as telephone charges which accounted for 4% of the total cost of services.

   Research and development expenses. The Company's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended December 31, 1999 were $9.7 million compared to $5.6 million for the year ended December 31, 1998. Increase in salary expenses due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms accounted for approximately 72% of the total increase from 1998 to 1999. Approximately 22% of the total increase was related to research and development consulting expenses.

   Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended December 31, 1999 were $24.5 million compared to $1.3 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 75% of the total increase in sales and marketing expenses from 1998 to 1999. For the year ended December 31, 1999, sales support expense was $1.7 million compared to zero for the year ended December 31, 1998. Sales support accounted for 7% of the total increase. We expect our marketing expenses to continue to increase significantly in connection with the continued retail marketing campaign for the TiVo Service and the personal video recorder that enables the TiVo Service, which began with the retail launch in the third quarter of 1999.

   Sales and marketing-related parties. Sales and marketing-related parties expense consist of cash and non-cash charges related primarily to agreements with DIRECTV, Philips, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in the Company. Sales and marketing-related parties expense for the year ended December 31, 1999 was $15.2 million compared to zero for the year ended December 31, 1998. The increase in sales and marketing-related parties expense is attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service, which began in March 1999.

   Sales and marketing-related parties expense as of December 30, 1999, consists of cash expense of $2.5 million and non-cash charges of $12.7 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of December 31, 1999 was $29.0 million. Of this amount, $16.3 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer service personnel, facility costs, and professional fees. General and administrative expenses for the year ended December 31, 1999 were $7.0 million compared to $2.9 million for the year ended December 31, 1998. Over 24% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were the costs of establishing Information Services and Service Operations departments which did not exist during the year ended December 31, 1998 or prior. The costs of the Information Services department was 38% and the costs of the Service Operations department was 31% of the total increase in general and administrative expenses.

   Stock-based compensation. During 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $1.5 million for the year ended December 31, 1999 and zero for the year ended December 31, 1998.

   Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the year ended December 31, 1999, other operating expenses, net was $7.2 million compared to zero for the year ended December 31, 1998. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and are therefore considered incidental to our business and as such have been classified as other operating expense, net.

   Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $2.9 million for the year ended December 31, 1999 compared to $136,000 for the year ended December 31, 1998, as cash balances have increased due to proceeds of the private sale of equity securities and the proceeds from TiVo's initial public offering.

   Interest expense and other. Interest expense and other was $466,000 for the year ended December 31, 1999. This includes amortization of the value assigned primarily to the Comdisco and convertible debt warrants of $432,000 and interest expense of $34,000 resulting from borrowings under the capital lease obligation. For the year ended December 31, 1998, interest expense was $20,000 and other expense was $19,000.

Liquidity and Capital Resources

   From inception through December 31, 2000, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At December 31, 2000, we had $106.1 million of cash and cash equivalents. As of December 31, 1999, we had $139.7 million of cash and cash equivalents and $6.2 million of short-term investments. We believe that our capital is adequate to fund operations, capital expenditures and working capital needs through fiscal year ended January 31, 2002.

   Net cash used in operating activities was $114.0 million for the year ended December 31, 2000. During the year ended December 31, 2000, we continued to provide the TiVo Service, incurring a net loss of $204.8 million. Uses of cash from operating activities also included an increase in prepaid expenses and other of $6.5 million, an increase in accounts receivable-related parties of $4.0 million and an increase in accounts receivable of $1.9 million. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued liabilities-related parties of $41.5 million, an increase in accounts payable of $11.6 million, an increase in accrued liabilities of $15.2 million, an increase in long-term deferred revenue of $11.0 million and an increase in deferred revenue of $3.1 million.

   Net cash used in investing activities was $14.9 million for the year ended December 31, 2000. Net cash used in investing activities during the year ended December 31, 2000 included $6.2 million from the sale of purchase short-term investments and $21.1 million for the acquisition of property and equipment.

   Net cash provided by financing activities was $95.3 million for the year ended December 31, 2000. Of this amount, $100.0 million was received from AOL for issuance of common stock and prepaid marketing services. We obtained $2.2 million of financing as proceeds from the issuance of common stock through our employee stock purchase plan. Additionally, we received $1.1 million from the issuance of common stock for stock options exercised. Cash was used for payment of issuance costs for the stock issued to AOL of $6.1 million, payment on a capital lease of $367,000 and payment of the redeemable convertible preferred stock dividend of $1.5 million.

   We have commitments for future lease payments under facilities operating leases of $19.1 million and obligations under capital leases of $1.5 million as of December 31, 2000. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

   Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

  . to subsidize the sale of personal video recorders;

  . for advertising to educated consumers;

  . to further expansion in the European market;

  .  for general corporate purposes.

   We believe that our cash and cash equivalents, the net proceeds from the sale of our Series A redeemable convertible preferred stock and private sales of equity securities and the net proceeds from the initial public offering that we have raised to date will be sufficient to fund our operations for at least the next 12 months through fiscal year ended January 31, 2002. Despite our expectations, we may need to raise additional capital before the end of the next 12 months. Beyond one year, we may need to raise additional funds in order to:

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

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 clarifies the SEC staff's views on application of generally accepted accounting principles to revenue recognition. We have concluded that our revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

Factors That May Affect Future Operating Results

   In addition to the other information included in this Annual Report, the following factors should be considered in evaluating our business and future prospects:

   We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

   We have recognized limited revenues, have incurred significant losses and have had substantial negative cash flow. During the year ended December 31, 2000, we recognized subscription revenues of $3.6 million. As of December 31, 2000, we had an accumulated deficit of $283.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

   Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

   We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of December 31, 2000, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

   If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

   Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of 1999. We will rely principally on our consumer electronics partners, such as Philips and Sony to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV and BskyB to market, sell and support the TiVo Service to DIRECTV and BskyB subscribers. The ongoing marketing campaign requires, among other things, that we:

  . educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;

  . commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

  . coordinate our own sales, marketing and support activities with those of Philips, Sony, BskyB, DIRECTV, AOL and other strategic partners.

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

   We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in exchange for manufacturing, distribution and marketing support and discounts on key components for personal video recorders. Given how these amounts are calculated, we may be required to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. These agreements require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo Service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

   In addition, we face the following risks in relying on these third parties:

   If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into agreements with Philips, Sony, Hughes and Thomson UK to manufacture and distribute the personal video recorders that enable the TiVo Service. However, we have no minimum volume commitments from Philips, Sony, Hughes, Thomson UK or any other manufacturer. The ability of our manufacturing partners to reach sufficient production volume of the personal video recorder to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

   If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services. Our manufacturing partners distribute the personal video recorder that enables the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support the personal video recorder and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support the personal video recorder and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on AOL, DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorder and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

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

   We expect to generate a substantial portion of our revenues from subscription fees for the TiVo Service. Many of our potential customers already pay monthly fees for cable or satellite television services. We must convince these consumers to pay an additional subscription fee to receive the TiVo Service. The availability of competing services that do not require subscription fees will harm our ability to effectively attract subscribers. In addition, the personal video recorder that enables the TiVo Service can be used to record programs and pause, rewind and fast forward through live or recorded shows without an active subscription to the TiVo Service. If a significant number of purchasers of the personal video recorders use these devices without subscribing to the TiVo Service, our revenue growth will decline and we may not achieve profitability.

   Our business is expanding rapidly and our failure to manage growth could disrupt our business and impair our ability to generate revenues.

   Since we began our business in August 1997, we have significantly expanded our operations. We anticipate continued expansion in our headcount and infrastructure to support potential growth in our subscriber base and to allow us to pursue market opportunities. This expansion has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

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

   The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

   Internet-related companies and companies offering similar products and services. We are likely to face intense direct competition from companies such as WebTV Networks Inc., SonicBlue and X-TV. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service's functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to WebTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV recently formed an alliance with Microsoft. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

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

   On January 6, 2000, PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of U.S. Patent Number 4,873,584, entitled "Computer Control for VCR including Display of Record Playback Listing and Playback Order Selection," held by PhoneTel. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its television set-top boxes, and sought unspecified monetary damages, an injunction against TiVo's operations, and attorneys' fees and costs. On April 17, 2000, the suit was voluntarily dismissed by PhoneTel. While the suit could be re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and would vigorously defend itself against such claims. In the event the suit is re-filed, TiVo could be forced to incur material expenses, and in the event it were to lose such a suit, its business would be harmed.

   On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process," held by StarSight. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys' fees and costs. TiVo believes that we have has meritorious defenses against the suit and intends to vigorously defend ourself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. TiVo could be forced to incur material expenses during this litigation, and in the event we were to lose this suit our business would be harmed.

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

   Consumers may be concerned about the use of viewing information gathered by the TiVo Service and personal video recorder. Currently, we gather anonymous information about our subscribers' viewing choices while using the TiVo Service. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

   We expect that our existing capital resources will be sufficient to meet our cash requirements through at least the next 12 months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

   We currently offer product lifetime subscriptions that commit us to provide service for as long as the personal video recorder is in service. We receive the lifetime subscription fee for the TiVo Service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the personal video recorder. If these lifetime subscribers use the personal video recorder for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources.

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

   We expect to experience volatility in our stock price.

   The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through March 9, 2001, our common stock has closed between $71.50 per share and $6.12 per share, closing at $4.19 on March 9, 2001. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

  . Changes in estimates of our financial performance or changes in recommendations by securities analysts;

  . Our failure to meet the expectations of securities analysts or investors;

  . Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

  . Announcements by us or our competitors of the creation, developments under or termination of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

  . Fluctuations in the market prices generally for technology-related stocks;

  . Fluctuations in general economic conditions;

  . Fluctuations in interest rates;

  . Market conditions affecting the television and home entertainment industry;

  . Fluctuations in operating results; and

  . Additions or departures of key personnel.

   The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

   Our Certificate of Incorporation, Bylaws, Rights Agreement and Delaware law could discourage a third party from acquiring us and consequently decrease the market value of our common stock.

   We may become the subject of an unsolicited attempted takeover of our company. Although an unsolicited takeover could be in the best interests of our stockholders, certain provisions of Delaware law, our organizational documents and our Rights Agreement could be impediments to such a takeover.

   We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our Amended and Restated Certificate of Incorporation and Bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of our stockholders may be called only by our board of directors, the chairman of the board or the chief executive officer. Our Amended and Restated Certificate of Incorporation and Bylaws also provide that directors may be removed only for cause by a vote of a majority of the stockholders and that vacancies on the board of directors created either by resignation, death, disqualification, removal or by an increase in the size of the board of directors may be filled by a majority of the directors in office, although less than a quorum. Our Amended and Restated Certificate of Incorporation also provides for a classified board of directors and specifies that the authorized number of directors may be changed only by resolution of the board of directors.

   On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share in the event that the rights become exercisable. The rights become exercisable upon the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock, subject to limited exceptions, or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an acquiring person as described in the preceding clause) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock, subject to limited exceptions.

   These provisions of Delaware law, our Amended and Restated Certificate of Incorporation and Bylaws and our Rights Agreement could make it more difficult for us to be acquired by another company, even if our acquisition is in the best interests of our stockholders. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

   The nature of some of our strategic relationships may restrict our ability to operate freely in the future.

   From time to time, we may engage in discussions with other parties concerning strategic relationships, which may include equity investments by such parties in our company. We currently have such relationships with a number of our strategic partners, including AOL, DIRECTV, Sony and Philips. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on our freedom to operate in the future.

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

   The table below presents principal amounts and related weighted average interest rates as of December 31, 2000 for our cash and cash equivalents. We had no short-term investments at this time.

      Cash and cash equivalents................................... $106,096,000
        Average interest rate.....................................         6.79%

   Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements and notes thereto appear on pages 47 to 73 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6 "Selected Financial Data."

Index to Financial Statements

Report of Independent Public Accountants....................................  46
Consolidated Balance Sheets.................................................  47
Consolidated Statements of Operations.......................................  48
Consolidated Statements of Stockholders' Equity.............................  49
Consolidated Statements of Cash Flows.......................................  50
Notes to Consolidated Financial Statements..................................  52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of TiVo Inc.:

   We have audited the accompanying consolidated balance sheets of TiVo Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

San Francisco, California
January 22, 2001



        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                    -------------  ------------
                                                        2000           1999
                                                    -------------  ------------
                      ASSETS

CURRENT ASSETS
 Cash and cash equivalents........................  $ 106,096,000  $139,687,000
 Short-term investments...........................            --      6,168,000
 Restricted cash..................................     93,166,000           --
 Accounts receivable, net of allowance for
  doubtful accounts of $211,000 and zero as of
  December 31, 2000 and 1999, respectively........      2,036,000       127,000
 Accounts receivable-related parties..............      4,255,000       210,000
 Prepaid expenses and other.......................      9,093,000     2,589,000
                                                    -------------  ------------
 Total current assets.............................    214,646,000   148,781,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $4,307,000 and $831,000 as of
 December 31, 2000 and 1999, respectively.........     21,672,000     4,061,000
                                                    -------------  ------------
   Total assets...................................  $ 236,318,000  $152,842,000
                                                    =============  ============

LIABILITIES REDEEMABLE CONVERTIBLE PREFERRED STOCK
     AND COMMON STOCK AND STOCKHOLDERS' EQUITY

LIABILITIES
 Accounts payable.................................  $  20,018,000  $  8,432,000
 Accrued liabilities..............................     19,990,000     4,778,000
 Accrued liabilities-related parties..............     43,847,000     2,349,000
 Deferred interest income on restricted cash......      1,666,000           --
 Deferred revenue, short-term.....................      5,360,000     2,271,000
 Current portion of obligations under capital
  lease...........................................        792,000       624,000
                                                    -------------  ------------
   Total current liabilities......................     91,673,000    18,454,000
 Long-term portion of obligations under capital
  lease...........................................        606,000     1,141,000
 Deferred revenue, long-term......................     11,013,000           --
 Other long-term liabilities......................      1,187,000           --
                                                    -------------  ------------
   Total long-term liabilities....................     12,806,000     1,141,000
                                                    -------------  ------------
   Total liabilities..............................    104,479,000    19,595,000
                                                    =============  ============

REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON
 STOCK
 Series A Redeemable convertible preferred stock,
  par value $0.001:
  Authorized shares at December 31, 2000 and 1999
   are 10,000,000 and zero, respectively
  Issued and outstanding shares at December 31,
   2000 and 1999 are 2,711,861 and zero,
   respectively...................................  $       3,000  $        --
 Redeemable common stock, par value $0.001:
  Issued and outstanding shares at December 31,
   2000 and 1999 are 806,889 and zero,
   respectively...................................          1,000           --
 Additional paid-in capital.......................     96,986,000           --
                                                    -------------  ------------
   Total redeemable convertible preferred stock
    and common stock..............................     96,990,000           --

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001:
  Authorized shares at December 31, 2000 and 1999
   are 150,000,000 and 75,000,000, respectively...
  Issued and outstanding shares at December 31,
   2000 and 1999 are 42,597,530 and 37,746,391,
   respectively...................................  $      42,000  $     38,000
 Additional paid-in capital.......................    351,151,000   235,423,000
 Deferred compensation............................     (2,972,000)   (6,170,000)
 Prepaid marketing expenses.......................    (27,550,000)  (16,341,000)
 Note receivable..................................     (2,587,000)   (2,822,000)
 Retained deficit.................................   (283,235,000)  (76,881,000)
                                                    -------------  ------------
   Total stockholders' equity.....................     34,849,000   133,247,000
                                                    -------------  ------------
   Total liabilities, redeemable convertible
    preferred stock and common stock and
    stockholders' equity..........................  $ 236,318,000  $152,842,000
                                                    =============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           2000           1999         1998
                                       -------------  ------------  -----------
Revenues.............................  $   3,571,000  $    223,000  $       --
Costs and expenses
  Cost of services (excludes
   $141,000, $116,000 and zero of
   amortization of stock-based
   compensation for years ended
   December 31, 2000, 1999 and 1998,
   respectively).....................     18,382,000     4,067,000          --
  Research and development (excludes
   $791,000, $431,000 and zero of
   amortization of stock-based
   compensation for years ended
   December 31, 2000, 1999 and 1998,
   respectively).....................     24,279,000     9,727,000    5,614,000
  Sales and marketing (excludes
   $992,000, $176,000 and zero of
   amortization of stock-based
   compensation for years ended
   December 31, 2000, 1999 and 1998,
   respectively).....................    102,091,000    24,502,000    1,277,000
  Sales and marketing-related
   parties...........................     53,604,000    15,172,000          --
  General and administrative
   (excludes $1,191,000, $807,000 and
   zero of amortization of stock-
   based compensation for years ended
   December 31, 2000, 1999 and 1998,
   respectively).....................     14,346,000     7,027,000    2,946,000
  Stock-based compensation...........      3,115,000     1,530,000          --
  Other operating expense, net.......            --      7,210,000          --
                                       -------------  ------------  -----------
Loss from operations.................   (212,246,000)  (69,012,000)  (9,837,000)
  Interest income....................      7,928,000     2,913,000      136,000
  Interest expense and other.........       (522,000)     (466,000)     (20,000)
                                       -------------  ------------  -----------
Net loss.............................   (204,840,000)  (66,565,000)  (9,721,000)
Less: Series A redeemable convertible
 preferred stock dividend............     (1,514,000)          --           --
                                       -------------  ------------  -----------
Net loss attributable to common
 stock...............................  $(206,354,000) $(66,565,000) $(9,721,000)
                                       =============  ============  ===========
Net loss per common share
 Basic and diluted...................  $       (5.55) $      (5.49) $     (3.25)
                                       =============  ============  ===========
Weighted average common shares
 outstanding
 Basic and diluted...................     37,175,493    12,128,560    2,989,717
                                       =============  ============  ===========


        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Convertible
                        Preferred Stock           Common Stock      Additional                   Prepaid
                    -------------------------  -------------------   Paid-In       Deferred     Marketing       Note
                      Shares        Amount       Shares    Amount    Capital     Compensation    Expense     Receivable
                    -----------  ------------  ----------  ------- ------------  ------------  ------------  -----------
 BALANCE,
 DECEMBER 31,
 1997............     5,000,000  $  2,990,000   2,916,664  $ 3,000 $      7,000  $       --    $        --   $       --
 Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for cash..     3,660,914     4,609,000         --       --           --           --             --           --
 Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for cash..     2,500,000     4,618,000         --       --           --           --             --           --
 Exercise of
 stock options
 for common
 stock...........           --            --    2,276,458    2,000      130,000          --             --           --
 Common stock
 exchanged for
 services........           --            --      198,586      --        60,000          --             --           --
 Series C
 preferred stock
 exchanged for
 services........        13,513        25,000         --       --           --           --             --           --
 Common stock
 repurchases.....           --            --     (174,771)     --        (7,000)         --             --           --
 Net loss........           --            --          --       --           --           --             --           --
                    -----------  ------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
 DECEMBER 31,
 1998............    11,174,427  $ 12,242,000   5,216,937  $ 5,000 $    190,000  $       --    $        --   $       --
 Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for cash..     1,358,695     4,973,000         --       --           --           --             --           --
 Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for cash..       270,270     1,982,000         --       --           --           --             --           --
 Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for cash..       405,405     2,960,000         --       --           --           --             --           --
 Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for cash..     1,013,513     7,431,000         --       --           --           --             --           --
 Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for cash..     1,351,351     9,992,000         --       --           --           --             --           --
 Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for cash..     3,121,994    31,494,000         --       --           --           --             --           --
 Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for cash..     3,123,789    31,740,000         --       --           --           --             --           --
 Conversion of
 preferred stock
 to common
 stock...........   (21,819,444) (102,814,000) 21,819,444   22,000  102,792,000          --             --           --
 Issuance of
 preferred stock
 warrants for
 services........           --            --          --       --    12,828,000          --     (12,454,000)         --
 Issuance of
 common stock
 through initial
 public offering,
 net of issuance
 costs...........           --            --    6,166,875    6,000   90,249,000          --             --           --
 Issuance of
 common stock for
 marketing
 services........           --            --    1,852,329    2,000   12,038,000          --     (12,040,000)         --
 Issuance of
 common stock for
 marketing
 services and
 note
 receivable......           --            --    1,128,867    1,000    7,336,000          --      (4,515,000)  (2,822,000)
 Issuance of
 common stock
 warrants for
 services........           --            --          --       --       498,000          --             --           --
 Exercise of
 stock options
 for common
 stock...........           --            --      525,064    1,000    1,191,000          --             --           --
 Exercise of
 warrants for
 common stock....           --            --    1,125,234    1,000       (1,000)         --             --           --
 Common stock
 exchanged for
 services........           --            --      137,983      --       605,000          --             --           --
 Common stock
 repurchases.....           --            --     (226,342)     --       (28,000)         --             --           --
 Amortization of
 prepaid
 marketing
 expenses........           --            --          --       --           --           --      12,668,000          --
 Amortization of
 warrants for
 services........           --            --          --       --        25,000          --             --           --
 Recognition of
 deferred
 compensation....           --            --          --       --     7,700,000   (7,700,000)           --           --
 Stock-based
 compensation
 expense.........           --            --          --       --           --     1,530,000            --           --
 Net loss........           --            --          --       --           --           --             --           --
                    -----------  ------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
 DECEMBER 31,
 1999............           --   $        --   37,746,391  $38,000 $235,423,000  $(6,170,000)  $(16,341,000) $(2,822,000)
 Series A
 redeemable
 convertible
 preferred stock
 dividend........           --            --          --       --           --           --             --           --
 Issuance of
 common stock for
 cash and prepaid
 marketing.......           --            --    4,327,833    4,000   99,996,000          --      (8,500,000)         --
 Issuance costs
 for common
 stock...........           --            --          --       --    (3,050,000)         --             --           --
 Recognition of
 marketing
 expenses........           --            --          --       --           --           --       3,888,000          --
 Issuance of
 warrants for
 marketing
 expenses........           --            --          --       --       246,000          --             --           --
 Issuance of
 common stock
 warrants for
 prepaid
 marketing
 expenses........           --            --          --       --    15,364,000          --     (15,364,000)         --
 Issuance of
 common stock--
 employee stock
 purchase plan...           --            --      177,907      --     2,185,000          --             --           --
 Exercise of
 stock options
 for common
 stock...........           --            --      395,465      --     1,110,000          --             --           --
 Common stock
 repurchases.....           --            --      (50,066)     --        (4,000)         --             --           --
 Reversal of
 deferred
 compensation....           --            --          --       --       (83,000)      83,000            --           --
 Stock-based
 compensation
 expense.........           --            --          --       --           --     3,115,000            --           --
 Amortization of
 prepaid
 marketing
 expenses........           --            --          --       --           --           --       7,160,000          --
 Amortization of
 note
 receivable......           --            --          --       --           --           --             --       235,000
 Amortization of
 warrants........           --            --          --       --       (36,000)         --       1,607,000          --
 Net loss........
                    -----------  ------------  ----------  ------- ------------  -----------   ------------  -----------
 BALANCE,
 DECEMBER 31,
 2000............           --   $        --   42,597,530  $42,000 $351,151,000  $(2,972,000)  $(27,550,000) $(2,587,000)
                    ===========  ============  ==========  ======= ============  ===========   ============  ===========
                      Retained
                       Deficit        Total
                    -------------- -------------
 BALANCE,
 DECEMBER 31,
 1997............   $    (595,000) $  2,405,000
 Issuance of
 Series B
 preferred stock
 at $1.26 per
 share for cash..             --      4,609,000
 Issuance of
 Series C
 preferred stock
 at $1.85 per
 share for cash..             --      4,618,000
 Exercise of
 stock options
 for common
 stock...........             --        132,000
 Common stock
 exchanged for
 services........             --         60,000
 Series C
 preferred stock
 exchanged for
 services........             --         25,000
 Common stock
 repurchases.....             --         (7,000)
 Net loss........      (9,721,000)   (9,721,000)
                    -------------- -------------
 BALANCE,
 DECEMBER 31,
 1998............   $ (10,316,000) $  2,121,000
 Issuance of
 Series D
 preferred stock
 at $3.68 per
 share for cash..             --      4,973,000
 Issuance of
 Series E
 preferred stock
 at $7.40 per
 share for cash..             --      1,982,000
 Issuance of
 Series F
 preferred stock
 at $7.40 per
 share for cash..             --      2,960,000
 Issuance of
 Series G
 preferred stock
 at $7.40 per
 share for cash..             --      7,431,000
 Issuance of
 Series H
 preferred stock
 at $7.40 per
 share for cash..             --      9,992,000
 Issuance of
 Series I
 preferred stock
 at $10.41 per
 share for cash..             --     31,494,000
 Issuance of
 Series J
 preferred stock
 at $10.41 per
 share for cash..             --     31,740,000
 Conversion of
 preferred stock
 to common
 stock...........             --            --
 Issuance of
 preferred stock
 warrants for
 services........             --        374,000
 Issuance of
 common stock
 through initial
 public offering,
 net of issuance
 costs...........             --     90,255,000
 Issuance of
 common stock for
 marketing
 services........             --            --
 Issuance of
 common stock for
 marketing
 services and
 note
 receivable......             --            --
 Issuance of
 common stock
 warrants for
 services........             --        498,000
 Exercise of
 stock options
 for common
 stock...........             --      1,192,000
 Exercise of
 warrants for
 common stock....             --            --
 Common stock
 exchanged for
 services........             --        605,000
 Common stock
 repurchases.....             --        (28,000)
 Amortization of
 prepaid
 marketing
 expenses........             --     12,668,000
 Amortization of
 warrants for
 services........             --         25,000
 Recognition of
 deferred
 compensation....             --            --
 Stock-based
 compensation
 expense.........             --      1,530,000
 Net loss........     (66,565,000)  (66,565,000)
                    -------------- -------------
 BALANCE,
 DECEMBER 31,
 1999............   $ (76,881,000) $133,247,000
 Series A
 redeemable
 convertible
 preferred stock
 dividend........      (1,514,000)   (1,514,000)
 Issuance of
 common stock for
 cash and prepaid
 marketing.......             --     91,500,000
 Issuance costs
 for common
 stock...........             --     (3,050,000)
 Recognition of
 marketing
 expenses........             --      3,888,000
 Issuance of
 warrants for
 marketing
 expenses........             --        246,000
 Issuance of
 common stock
 warrants for
 prepaid
 marketing
 expenses........             --            --
 Issuance of
 common stock--
 employee stock
 purchase plan...             --      2,185,000
 Exercise of
 stock options
 for common
 stock...........             --      1,110,000
 Common stock
 repurchases.....             --         (4,000)
 Reversal of
 deferred
 compensation....             --            --
 Stock-based
 compensation
 expense.........             --      3,115,000
 Amortization of
 prepaid
 marketing
 expenses........             --      7,160,000
 Amortization of
 note
 receivable......             --        235,000
 Amortization of
 warrants........             --      1,571,000
 Net loss........    (204,840,000) (204,840,000)
                    -------------- -------------
 BALANCE,
 DECEMBER 31,
 2000............   $(283,235,000) $ 34,849,000
                    ============== =============

 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           2000           1999         1998
                                       -------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...........................  $(204,840,000) $(66,565,000) $(9,721,000)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization.....      3,476,000       661,000      242,000
   Issuance of preferred stock
    warrants for services............            --        374,000          --
   Issuance of common stock warrants
    for services.....................        246,000       498,000          --
   Common stock exchanged for
    services.........................            --        605,000       85,000
   Amortization of prepaid marketing
    expenses.........................      7,160,000    12,668,000          --
   Amortization of warrants issued
    for services.....................      1,571,000       110,000          --
   Recognition of prepaid marketing
    expense..........................      3,888,000           --           --
   Stock-based compensation expense..      3,115,000     1,530,000          --
   Amortization of note receivable...        235,000           --           --
  Changes in assets and liabilities:
   Accounts receivable...............     (1,909,000)     (337,000)         --
   Accounts receivable--related
    parties..........................     (4,045,000)          --           --
   Prepaid expenses and other........     (6,504,000)   (2,335,000)    (282,000)
   Accounts payable..................     11,586,000     8,127,000      188,000
   Accrued liabilities...............     15,212,000     4,103,000      649,000
   Accrued liabilities--related
    parties..........................     41,498,000     2,349,000          --
   Deferred revenue..................      3,089,000     2,271,000          --
   Long-term deferred revenue........     11,013,000           --           --
   Other long-term liability.........      1,187,000           --           --
                                       -------------  ------------  -----------
     Net cash used in operating
      activities.....................   (114,022,000)  (35,941,000)  (8,839,000)
                                       -------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and
   equipment, net....................    (21,087,000)   (3,930,000)    (673,000)
  Sale (purchase) of short-term
   investments, net..................      6,168,000    (6,004,000)    (144,000)
                                       -------------  ------------  -----------
     Net cash used in investing
      activities.....................    (14,919,000)   (9,934,000)    (817,000)
                                       -------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of
   convertible preferred stock, net
   of issuance costs.................            --     90,572,000    9,227,000
  Proceeds from issuance of common
   stock through initial public
   offering, net of issuance costs...            --     90,255,000          --
  Proceeds from issuance of common
   stock.............................    100,000,000           --           --
  Payment of issuance costs for
   redeemable convertible preferred
   stock, redeemable common stock and
   common stock......................    (6,060,000)           --           --
  Proceeds from issuance of common
   stock--employee stock purchase
   plan..............................      2,185,000           --           --
  Proceeds from exercise of common
   stock options.....................      1,110,000     1,192,000      132,000
  Series A redeemable convertible
   preferred stock dividend..........     (1,514,000)          --           --
  Repurchase of common stock.........         (4,000)      (28,000)      (7,000)
  Net (payments) borrowings under
   capital lease.....................       (367,000)    1,765,000          --
  Borrowings under line of credit....            --            --       610,000
  Repayments under line of credit....            --            --      (610,000)
  Increase (decrease) in bank
   overdraft.........................            --       (442,000)     442,000
                                       -------------  ------------  -----------
     Net cash provided by financing
      activities.....................     95,350,000   183,314,000    9,794,000
                                       -------------  ------------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................    (33,591,000)  137,439,000      138,000
                                       -------------  ------------  -----------

         The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                                                Year Ended December 31,
                                         --------------------------------------
                                             2000           1999        1998
                                         -------------  ------------ ----------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period........   139,687,000     2,248,000  2,110,000
                                         -------------  ------------ ----------
  Balance at end of period.............. $ 106,096,000  $139,687,000 $2,248,000
                                         =============  ============ ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid for interest................ $     117,000  $     41,000 $   19,000
  Recognition (reversal) of deferred
   stock-based compensation.............       (83,000)    7,700,000        --
SUPPLEMENTAL DISCLOSURE OF RESTRICTED
 CASH AND OTHER FINANCING INFORMATION
  Restricted cash received from issuance
   of Series A redeemable convertible
   preferred stock...................... $  81,356,000  $        --  $      --
  Restricted cash received from issuance
   of redeemable common stock...........    18,644,000           --         --
  Restricted cash used for prepaid
   marketing expenses...................    (8,500,000)          --         --
  Interest earned on restricted cash....     1,666,000           --         --
  Issuance of common stock warrants for
   prepaid marketing expenses...........  (15,364,000)           --         --
  Stock issued for a note receivable....           --      2,822,000        --
  Equipment acquired under capital
   lease................................       367,000     1,978,000        --



         The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

   TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

   The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow.

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

Restricted Cash

   Under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 6, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), the Company deposited $91.5 million into an interest bearing escrow account as restricted cash. The $91.5 million in restricted cash is intended to be used for subsidy payments to manufacturer(s) in accordance with the Production Integration and Marketing Agreement between AOL and TiVo, (the "Commercial Agreement"). The amount of restricted cash was reduced subsequent to December 31, 2000 through an additional agreement with AOL (see Note 13).

Accounts Receivable--Related Parties

   Accounts Receivable-related parties consist of amounts owed to the Company from the Company's strategic partners such as DIRECTV, Inc. ("DIRECTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum") and Sony Corporation of America ("Sony"). These receivables are comprised of monies collected from subscribers on the Company's behalf, volume discounts and amounts owed for reimbursement of a portion of the Company's development costs.

Prepaid Expenses and Other

   Prepaid expenses consist of payments made in advance of recognizing the expense, including primarily marketing expenses related to media purchases and trade show expenses. Other consists primarily of TiVo stand-alone recorders and DIRECTV receivers with TiVo held for future marketing programs.

                                   TIVO INC.

Property and Equipment

   Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over estimated useful lives as follows:

     Furniture and fixtures....................                        3-5 years
     Computer and office equipment.............                        3-5 years
     Lab equipment.............................                          3 years
     Leasehold improvements.................... 7 years or the life of the lease
     Capitalized software......................                        1-5 years

   Maintenance and repair expenditures are expensed as incurred.

Income Taxes

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the rate change occurs. Valuation allowances have been established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

Other Long-Term Liabilities

   Other long-term liabilities consist of deferred rent and security deposit held from our tenant. Deferred rent of $853,000 results from the recognition of rent expense under facilities lease amortized on a straight line basis over 7 years, the life of the related lease. The security deposit from our tenant relates to space in our Alviso facility that we have subleased.

Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabities approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

   Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a slight amount of credit risk of these customers as subscription revenue is primarily obtained through credit card sales. Therefore as of December 31, 2000 the Company has recorded an allowance for doubtful accounts of $211,000. The Company does not consider credit risk associated with accounts receivable-related parties (Philips, Sony, AOL, DIRECTV and Quantum) to be material.

Net Loss Per Common Share

   Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net

                                   TIVO INC.

loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of all net loss per share amounts do not include repurchasable common stock issued to DIRECTV (see Note 10), Series A redeemable convertible preferred stock and portion of common stock subject to redemption issued to AOL (see Note 7) and unvested, repurchasable common stock issued under the employee stock option plans (see Note 8). The portion of common stock subject to redemption is shown as redeemable common stock on the Company's consolidated financial statements.

   Diluted net loss per common share is calculated by dividing net loss attributable to common stock by the weighted average number of common shares and dilutive common share equivalents outstanding. The net loss attributable to common stock is calculated by deducting the Series A redeemable convertible preferred stock dividend from the net loss. Diluted net loss per share does not include the effect of the following antidilutive common share equivalents:

                                                         December 31,
                                                -------------------------------
                                                   2000      1999       1998
                                                ---------- --------- ----------
     Repurchasable common stock...............   1,103,736 1,364,366  2,024,187
     Options to purchase common stock.........   7,425,698 4,346,522  1,235,000
     Warrants to purchase common stock........   2,649,380       --         --
     Convertible preferred stock warrants.....         --        --      52,083
     Convertible preferred stock..............         --        --  11,174,427
     Redeemable common stock..................     806,889       --         --
     Series A redeemable convertible preferred
      stock...................................   2,711,861       --         --
                                                ---------- --------- ----------
     Total....................................  14,697,564 5,710,888 14,485,697
                                                ========== ========= ==========

Stock-Based Compensation and Stock Exchanged for Services

   The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. No stock compensation expense was recorded in 1998 and 1997. The Company has recorded stock-based compensation expenses of $3.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

   The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 clarifies the SEC staff's views on application of generally accepted accounting principles to revenue recognition. The Company has concluded its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

                                   TIVO INC.

   Revenue arises from two sources, subscription revenue and non-subscription revenue. Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which service has not yet been provided

   Non-subscription revenue primarily includes Charter Advertising and Sponsorship revenue from consumer companies and media networks who have provided content on the TiVo Service. Customers are billed on a net terms basis and the revenue is recognized as the advertising and content is delivered.

Research and Development

   Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing--Related Parties Expense

   Sales and marketing--related parties expense consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Philips , Quantum, Sony, AOL and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company (see Note 10).

Other Operating Expense, Net

   Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 was classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and was recognized upon shipment to the customer. The Company recorded a provision for estimated warranty costs and returns at the time of sale. This reserve was $30,000 at December 31, 1999 and zero at December 31, 2000.

Advertising Costs

   In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," the Company expensed advertising costs as incurred. Advertising expenses were $57.2 million for the year ended December 31, 2000, $13.4 million for the year ended December 31, 1999 and zero for the year ended December 31, 1998.

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

                                   TIVO INC.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

3. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
      Furniture and fixtures........................... $ 3,399,000  $  184,000
      Computer and office equipment....................  10,529,000   3,384,000
      Lab equipment....................................   1,106,000     559,000
      Leasehold improvements...........................   6,059,000     287,000
      Capitalized software.............................   4,886,000     478,000
                                                        -----------  ----------
                                                         25,979,000   4,892,000
      Accumulated depreciation.........................  (4,307,000)   (831,000)
                                                        -----------  ----------
      Property and equipment, net...................... $21,672,000  $4,061,000
                                                        ===========  ==========

   Equipment under capital leases was $2.3 million and $2.0 million as of December 31, 2000 and 1999, respectively. Depreciation and amortization expense was $3.6 million and $661,000 and $155,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------- ----------
      Marketing and promotions.......................... $16,711,000 $2,012,000
      Compensation and vacation.........................   1,221,000    626,000
      Consulting and outside services...................     642,000    750,000
      Commissions.......................................         --     227,000
      Employee stock purchase plan......................     441,000    491,000
      Legal and accounting..............................     641,000    188,000
      Other.............................................     334,000    484,000
                                                         ----------- ----------
                                                         $19,990,000 $4,778,000
                                                         =========== ==========

5. LINE OF CREDIT

   In December 1997, the Company established a $750,000 line of credit with a financial institution, which expired on August 15, 1999. The line was partially utilized to secure a letter of credit in the amount of $600,000, which expired in July 1999. No amounts were outstanding at December 31, 2000, 1999 and 1998.

6. INCOME TAXES

   There was no provision or benefit for income taxes for the years ended December 31, 2000, 1999 and 1998.

                                   TIVO INC.

   Significant components of deferred tax assets were as follows as of December 31, 2000:

      Net operating loss carryforwards........................... $  91,773,000
      Tax credit carryforwards...................................     4,664,000
      Temporary differences......................................
        Deferred revenue.........................................     7,401,000
        Deferred marketing.......................................     8,899,000
        Other....................................................       734,000
                                                                  -------------
          Total..................................................    17,304,000
                                                                  -------------
        Gross deferred tax assets................................   113,471,000
      Valuation allowance........................................  (113,471,000)
                                                                  -------------
        Net deferred tax assets.................................. $         --
                                                                  =============

   As of December 31, 2000, the Company had a tax net operating loss (NOL) carryforward of approximately $236.6 million for federal and $149.3 million for California purposes. The federal NOL expires beginning in 2017, and the California NOL expires beginning in 2005. A significant change in ownership of the Company may limit the Company's ability to utilize these NOL carryforwards. SFAS No. 109 requires that the tax benefit of such NOL be recorded as an asset. A valuation allowance for the entire amount has been provided because of uncertainties about the Company's ability to realize the value of the deferred tax assets.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS'
   EQUITY

Common Stock

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

   In 1999, the Company issued 525,064 shares of common stock as a result of the exercise of stock options. During 1999, 226,342 shares of common stock were repurchased in accordance with the terms the Company's stock option plan (see
Note 8). The Company had the right to repurchase 1,364,366 unvested shares as of December 31, 1999, at the stock issuance price, if the holders' service with the Company terminated. See Note 10 for a description of DIRECTV shares subject to repurchase.

   In 2000, the Company issued 395,465 shares of common stock as a result of the exercise of stock options and 177,907 shares of common stock as part of the Employee Stock Purchase Plan. During 2000, 50,066 shares of common stock were repurchased in accordance with the terms the Company's stock option plan (see
Note 8). The Company had the right to repurchase 1,103,736 unvested shares as of December 31, 2000, at the stock issuance price, if the holders' service with the Company terminated. See Note 10 for a description of DIRECTV shares subject to repurchase.

   In 1998, the Company issued 198,586 shares of common stock to consultants and vendors in exchange for services. In 1999, the Company issued 137,983 shares of common stock to consultants and vendors in exchange for services. The common stock issued was recorded at the estimated fair value of the common stock

                                   TIVO INC.

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

   At the Annual Meeting of Stockholders held on July 26, 2000, the proposal to amend and restate the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares was approved.

   In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. The portion of common stock subject to redemption is shown as redeemable common stock on the Company's consolidated financial statements. The Company also issued Initial Warrants A and B to AOL pursuant to the terms of the Investment Agreement. The estimated value of the warrants of $16.0 million was recorded as prepaid marketing expense (contra-equity) when issued (see Note 9 for additional description).The Company issued 83,967 and 96,940 shares of common stock under the employee stock purchase plan in April and October 2000, respectively. During 2000, 395,465 shares of common stock were exercised by stockholders and the Company repurchased 50,066 shares of common stock.

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

   In January 1999, the Company issued 1,358,695 shares of Series D preferred stock at $3.68 per share. In March 1999, the Company issued 270,270 shares of Series E preferred stock at $7.40 per share. In April 1999, the Company issued 405,405 shares, 1,013,513 shares, and 1,351,351 shares of Series F, G and H preferred stock, respectively, at $7.40 per share. In July 1999, the Company issued 3,121,994 shares of Series I preferred stock at $10.41 per share. In August 1999, the Company issued 480,307 shares of Series J preferred stock at $10.41 per share. In September 1999, the Company issued 2,643,482 shares of Series J preferred stock at $10.41 per share.

   On October 5, 1999, 21,819,444 shares of the outstanding preferred stock converted into common stock on a one-for-one basis, therefore, no shares of preferred stock were outstanding as of December 31, 1999.

   At the Annual Meeting of Stockholders held on July 26, 2000, the proposal to amend and restate the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 2 million shares to 10 million shares was approved.

Redeemable Convertible Preferred Stock

   In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. See Note 9 for a description of Series A redeemable convertible preferred stock issued to AOL.

                                   TIVO INC.

   The following table summarizes the activity related to redeemable convertible preferred stock and common stock subject to redemption for the year ended December 31, 2000:

                            Redeemable
                           Convertible      Redeemable
                         Preferred Stock   Common Stock  Additional
                         ---------------- --------------   Paid-In
                          Shares   Amount Shares  Amount   Capital       Total
                         --------- ------ ------- ------ -----------  -----------
BALANCE, DECEMBER 31,
 1999...................       --  $  --      --  $  --  $       --   $       --
                         --------- ------ ------- ------ -----------  -----------
  Issuance of Series A
   redeemable
   convertible preferred
   stock................ 2,711,861  3,000     --     --   81,353,000   81,356,000
  Issuance of common
   stock subject to
   redemption...........       --     --  806,889  1,000  18,643,000   18,644,000
  Issuance costs........       --     --      --     --   (3,010,000)  (3,010,000)
                         --------- ------ ------- ------ -----------  -----------
BALANCE, DECEMBER 31,
 2000................... 2,711,861 $3,000 806,889 $1,000 $96,986,000  $96,990,000
                         ========= ====== ======= ====== ===========  ===========

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

   See Note 9 for a description of AOL Initial Common Stock Warrants A and B and Performance Warrants A and B.

   See Note 10 for a description of common stock warrants issued to DIRECTV under the Warrant and Registration Rights Agreement.

   See Note 10 for a description of Series C and Series D preferred stock warrants issued to Quantum under a hard disk drive supply agreement.

8. EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

   Under the terms of the Company's 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the "1997 Plan"), options to purchase shares of the Company's common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1997 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of December 31, 2000, options to purchase 715,249 shares of common stock remain outstanding.

1999 Equity Incentive Plan

   In April 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan"). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company's common stock to employees and other individuals at a price equal to the fair

                                   TIVO INC.

market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1999 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 8,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of December 31, 2000, options to purchase 6,530,449 shares of common stock remain outstanding.

1999 Non-Employee Directors' Stock Option Plan

   In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase shares of the Company's common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date but terminates three months after a director's service terminates. The number of shares authorized for option grants under the Directors' Plan is 600,000, subject to an annual increase of 100,000 shares. Options to purchase 180,000 shares of common stock are outstanding as of December 31, 2000.

1999 Employee Stock Purchase Plan

   In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27 months. The number of shares reserved for issuance under this plan is 600,000 subject to automatic annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis,
(ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. During 2000, 177,907 shares of common stock were issued as a result of purchases under this plan. As of December 31, 2000, there were 422,903 shares available for future purchases. No additional shares were added to the number of shares reserved for issuance as of December 31, 2000.

                                   TIVO INC.

   The Company accounts for stock options under APB Opinion No. 25, under which, for the year ended December 31, 1998, no compensation cost was recognized when the awards were granted to employees or directors. The Company has recorded deferred compensation of approximately $83,000 and $7.7 million as a contra-equity account and stock-based compensation expense of $3.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. Had compensation cost for the stock options been determined consistently with SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

                                             Year Ended December 31,
                                      ----------------------------------------
                                          2000           1999         1998
                                      -------------  ------------  -----------
   Net loss, as reported............  $(206,354,000) $(66,565,000) $(9,721,000)
   Pro forma effect of SFAS No.
    123.............................     (6,983,000)   (4,100,000)     (10,000)
                                      -------------  ------------  -----------
   Net loss, pro forma..............  $(213,337,000) $(70,665,000) $(9,731,000)
                                      =============  ============  ===========
   Basic and diluted loss per share,
    as reported.....................  $       (5.55) $      (5.49) $     (3.25)
                                      =============  ============  ===========
   Basic and diluted loss per share,
    pro forma.......................  $       (5.74) $      (5.83) $     (3.25)
                                      =============  ============  ===========

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 4.03% and 6.54%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 70%.

   A summary of the status of the 1997 Plan, the 1999 Plan and the Director's Plan is presented in the table and narrative below:

                                                  Range of
                                                  Exercise   Weighted Average
                                      Shares       Prices     Exercise Price
                                    ----------  ------------ ----------------
   Outstanding at December 31,
    1997...........................    700,000                    $  .04
                                    ----------                    ------
     Granted.......................  3,006,458  $0.4 -$  .45         .15
     Exercised..................... (2,276,458)                      .06
     Canceled......................   (195,000)                      .04
                                    ----------                    ------
   Outstanding at December 31,
    1998...........................  1,235,000                    $  .27
                                    ----------                    ------
     Granted.......................  4,307,087  $1.00-$39.94        8.46
     Exercised.....................   (525,064)                     2.29
     Canceled......................   (670,502)                     5.25
                                    ----------                    ------
   Outstanding at December 31,
    1999...........................  4,346,521                    $ 7.37
                                    ----------                    ------
     Granted.......................  3,949,850  $5.50-$35.31       19.11
     Exercised.....................   (395,466)                     2.78
     Canceled......................   (475,207)                    12.48
                                    ----------                    ------
   Outstanding at December 31,
    2000...........................  7,425,698                    $13.48
                                    ----------                    ------

   The weighted average fair value of options granted during 2000, 1999 and 1998 is $19.11, $10.15 and $.02, respectively. Of the options outstanding at December 31, 2000, 1999 and 1998, 2,093,252, 1,270,888 and 93,542 are vested, respectively. The Company repurchased 50,066, 226,342 and 174,771 unvested shares issued upon early exercise of options during 2000, 1999 and 1998, respectively, upon the optionees' terminating employment with the Company.

                                   TIVO INC.

   The following table contains information concerning outstanding and exercisable options:

                                December 31, 2000
       --------------------------------------------------------------------------------------
        Number of                                                                  Weighted
         Options                                                                    Average
       Outstanding                     Range of                                    Remaining
           and                         Exercise                                   Contractual
       Exercisable                      Prices                                       Life
       -----------                   ------------                                 -----------
         464,204                     $ 0.04--0.75                                 7.67 years
         709,567                       1.00--5.50                                 8.28 years
       2,305,606                       6.50--9.50                                 8.74 years
         773,773                     10.50--16.00                                 9.37 years
         622,250                     16.13--19.88                                 9.65 years
       1,974,882                     20.00--22.13                                 9.41 years
         374,916                     25.13--35.31                                 9.20 years
         200,500                     35.75--39.94                                 8.93 years
       ---------
       7,425,698
       =========

9. AOL RELATIONSHIP

   On September 13, 2000, the Company closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment, the Company issued 2,711,861 shares of redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. The portion of common stock subject to redemption is shown as redeemable common stock on the Company's consolidated financial statements. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year Commercial Agreement, in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

Restricted Cash

   Under the terms of the Investment Agreement, the Company deposited $91.5 million of the proceeds received from the AOL investment and the associated interest income earned of $1.7 million in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s) of set-top boxes enabled with the TiVo Service. However, the restricted cash would be used in the event AOL exercises its put option to repurchase Series A redeemable convertible preferred stock and its portion of common stock subject to redemption. The terms of the put option are described below. The interest income earned on this restricted cash is shown on the consolidated balance sheets as deferred interest income on restricted cash until such time as the cash is no longer restricted. See Note 13 for a description of the Second Amendment to the Investment Agreement.

                                   TIVO INC.

Series A Redeemable Convertible Preferred Stock

   In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. Each share of the Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation. The Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of the Company's common stock exceeds $30.00 per share for any 18 trading days in any 20 consecutive trading day period.

Put Option

   If the set-top box launch of the Integrated Product has not occurred by December 31, 2001 and AOL has not committed a material breach of the Commercial Agreement or the Company breaches its obligations with respect to the financial covenants, then AOL shall have a put option pursuant to which AOL may require the Company to repurchase from AOL the number of shares of Series A redeemable convertible preferred stock having an initial liquidation value of $91.5 million. If all the shares of Series A redeemable convertible preferred stock have an aggregate initial liquidation value of less than $91.5 million, then AOL may require the Company to repurchase the number of shares of common stock having a value equal to the difference between that aggregate initial liquidation value and $91.5 million. The put option is exercisable for a period of ninety days. In the event that the set-top box launch occurs after the planned launch date, but prior to the exercise of the put option, the put option shall immediately expire. See Note 13 for a description of the Second Amendment to the Investment Agreement.

Series A Redeemable Convertible Preferred Stock Dividend

   Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A redeemable convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A redeemable convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors.

Common Stock

   In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. The portion of common stock subject to redemption is shown as redeemable common stock on the Company's financial statements.

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

Performance Warrants

   In conjunction with AOL's investment in September 2000, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, it may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:

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

   Performance Warrant A shall be valued at the date that TiVo receives a written binding contractual commitment from AOL for the set-top box launch to occur on cable television systems owned or controlled by Time Warner or its Affiliates in markets where TiVo has the potential to acquire at least 1.5 million activated users in the aggregate on such cable systems. Performance Warrant B shall be valued at the date that it is probable that AOL will meet the performance criteria of notifying the Company that 1,500,000 activated users of the Integrated Service existed at one time.

   If the Company were to value the performance warrants as of December 31, 2000, it would record the estimated value of the performance warrants of $5.6 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at December 31, 2000 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

  . Performance Warrant A--AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $5.45 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $2.8 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $5.38 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

                                   TIVO INC.

  . Performance Warrant B--AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $5.45 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $2.8 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $5.38 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

   Additionally, Performance Warrants A and B would also become exercisable immediately upon the occurrence of either a material breach of the Commercial Agreement by the Company or if the Company enters into a definitive agreement for a change of control of the Company. The performance warrants would expire on the earlier of September 11, 2003 or in the event that AOL commits a material breach of the Commercial Agreement.

   Also, If market conditions at the time that AOL earns the performance warrants are different than those at December 31, 2000 than the valuation of the warrants could significantly increase or decrease from the above amount.

   Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been meet at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements.

AOL Advertising Insertion Order

   Under the terms of the Investment Agreement, the Company has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On September 13, 2000, $8.5 million of this amount was paid to AOL. The Company has recorded this payment as prepaid marketing expense (contra equity). As of December 31, 2000 the Company incurred $3.9 million of advertising expense. The balance of $4.6 million will be expensed as incurred in the future. See Note 13 for a description of the Second Amendment to the Investment Agreement.

Financial Convenants

   Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, lifetime service subscriptions, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of a quarter, AOL has the right to exercise its put option. The Company's projections show that during the next 12 months the Company will fall below the net cash position without a substantial subscription revenue increase or significant non-subscription revenue contracts, cost containment measures or proceeds from equity sales. The Company is implementing plans pursuing all of these alternatives. See Note 13 for a description of the Second Amendment to the Investment Agreement. The financial covenants shall terminate from the earlier of the date of the set-top box launch, (so long as such set-top box launch occurs before the planned launch date), the expiration of the put option or the day following the first anniversary of the planned launch date.

                                   TIVO INC.

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

   In addition, the Company issued a warrant to Quantum to purchase 324,325 shares of Series C preferred stock and 543,478 shares of Series D preferred stock at an exercise price of $0.01 per share. The Series C and D warrants vest and are exercisable upon the meeting of certain milestones which allow a discounted purchase price on an agreed upon number of hard disk drives, or upon the closing of an initial public offering of the Company's common stock. As of December 31, 1998, Quantum had not vested in the warrants because the Company had not met the required performance milestones and therefore had not received the discounted price on its hard-disk drive purchases. In April 1999, the warrants to purchase Series C preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $2.4 million related to the 324,325 shares of Series C preferred stock warrants. In September 1999, the warrants to purchase Series D preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $8.7 million related to the 543,478 shares of Series D preferred stock warrants. The $2.4 million and the $8.7 million are being amortized as sales and marketing-- related parties expense as the specified number of hard disk drives related to this agreement are shipped from Quantum. The fair value of the Series C and Series D vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 5.07%; expected dividend yield of zero percent; expected life of four years; expected volatility of 50%; and market price of preferred stock of $7.40 per share for Series C and $16.00 per share for Series D. These warrants were exercised and converted to common stock on a one-for-one basis upon the closing of the initial public offering.

   The Company recognized $670,000 and $10.4 million of sales and marketing-- related parties expense for the years ended December 31, 2000 and 1999, respectively, related to these warrants.

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

   In April 1999, the Company issued 1,852,329 shares of common stock in exchange for marketing services under the DIRECTV Agreement. The shares are non-forfeitable and were valued at an estimated fair value of $6.50 per share. The Company recorded prepaid marketing expenses classified as a contra-equity account related to the issuance of these shares of common stock of $12.0 million. These prepaid marketing expenses are expensed as the marketing services are provided over the two-year service period. The Company expensed $6.0 million and $1.7 million during year ended December 31, 2000 and 1999, respectively.

                                   TIVO INC.

   Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing--related parties expense as the bandwidth services are provided over the three year service period. As of December 31, 1999, the three-year service period had not yet begun. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share. Amortization of the prepaid marketing expense and the note receivable began in 2000. For the year ending December 31, 2000, $235,000 had been amortized for providing bandwidth as repayment of the note receivable as sales and marketing--related parties expense. Also, $376,000 had been amortized for prepaid marketing expense as sales and marketing--related parties expense.

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

   On October 6, 2000 TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV has the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days of the month in which the warrants were earned. As of December 31, 2000, DIRECTV had earned the right to be issued common stock warrants to purchase 66,425 shares at exercises prices ranging from $5.35-$13.06. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 5.13% and 5.85%; expected dividend yield of zero percent; expected lives of two years for the warrants; and expected volatility of 70%. The value warrants are expensed in the period earned.

   During the fourth quarter of 2000, TiVo, Philips, Sony, Hughes and DIRECTV signed nine-month Marketing Agreements to encourage the sales of the DIRECTV receiver with TiVo recorder. Under the terms of these agreements, TiVo make a payment to DIRECTV for authorized DIRECTV dealers for each sale of a DIRECTV receiver with TiVo recorder to a consumer. As of December 31, 2000, $1.2 million had been recognized as sales and marketing--related parties expense.

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

                                   TIVO INC.

   The Company has agreed to pay Philips a subsidy on each personal video recorder that is manufactured and sold by Philips. The amount of the subsidy is periodically adjusted based on Philips manufacturing costs and selling prices. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company will record the subsidy as sales and marketing-- related parties expense upon shipment of the personal video recorder by Philips. In addition to these amounts, the Company has agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that has an active subscription to the TiVo Service. As of December 31, 1999, we incurred $2.2 million as sales and marketing related party expense. We paid this entire amount as of December 31, 2000. For the year ended December 31, 2000, $16.7 million had been recognized as sales and marketing--related parties expense. Of this amount, as of March 31, 2001 $13.8 million had been paid.

   Under the terms of the agreement, Philips has committed to provide a specified amount of marketing activities related to Philips-branded personal video recorders that enable the TiVo Service in order to promote, market and sell their personal video recorder.

   In April 1999, Philips purchased 1,351,351 shares of Series H preferred stock for $7.40 per share which were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

Sony Agreement

   On August 6, 1999, the Company entered into an Letter of Intent with Sony for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Sony the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Sony was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Sony a license to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

   The Company has agreed to pay Sony a subsidy on each personal video recorder that is manufactured and sold by Sony. The amount of the subsidy is periodically adjusted based on Sony's manufacturing costs and selling prices. The subsidy amount paid to Sony is due when the personal video recorder is shipped. The Company will record the subsidy as sales and marketing--related parties expense upon shipment of the personal video recorder by Sony. In addition to these amounts, the Company has agreed to pay Sony a calculated amount per month for each Sony-branded personal video recorder that has an active subscription to the TiVo Service. For the year ending December 31, 2000, $22.3 million had been recognized as sales and marketing-related parties expense.

Thomson Multimedia S.A.

   On May 31, 2000, the Company entered into a Letter of Intent with Thomson Multimedia S.A. for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Thomson the right to manufacture, market and sell personal video recorders that enable the TiVo Service in the United Kingdom and Ireland. TiVo intends to provide the TiVo Service in cooperation with Sky Broadcasting and other operators of TV broadcast services in the United Kingdom. The Company also agreed to pay Thomson a calculated amount per month for each sale of a Thomson manufactured personal video recorder. For the year ending December 31, 2000, $4.0 million had been recognized as sales and marketing expense. Of this amount at March 31, 2001 the entire obligation had been paid.

                                   TIVO INC.

Hughes Network Systems

   On August 31, 2000 the Company entered into a Technology License Agreement with Hughes Network Systems for the manufacture and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, the agreement grants Hughes the right to manufacture and sell personal video recorders that enable the TiVo Service in the United States. Hughes was also granted the right to manufacture and sell personal video recorders in the United States that incorporate both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Hughes a license to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

   On October 18, 2000, the Company entered into a nine-month Marketing Agreement with Hughes Network and DIRECTV to encourage the sales of the DIRECTV receiver with TiVo recorder. Under the term of this agreements, TiVo shall make a payment to DIRECTV for authorized DIRECTV dealers for each sale of a Hughes manufactured DIRECTV receiver with TiVo recorder to a consumer (see Note 10 DIRECTV Agreement).

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

   In June 2000, the Company entered into an office lease for its UK office with Regus Business Center. The lease began on June 20, 2000 and has a six-month term. It was renewed in December 2000 for an additional six-month period. Monthly rent is approximately $21,000.

   The Company has also signed leases for sales offices in Beverly Hills, CA and in New York, NY. The Beverly Hills office lease has a three-year term and monthly rent is approximately $7,000. The New York office lease has a one-year term and monthly rent is approximately $5,000.

   Rent expense under operating leases was approximately $1.0 million, $619,000 and $45,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Equipment Lease Line

   In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company's Series B preferred stock at an exercise price of

                                   TIVO INC.

$1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of December 31, 2000, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The current portion of the capital lease obligation, net of interest expense, at December 31, 2000 and 1999 is $792,000 and $624,000, respectively. The unused equipment lease line expired in February 2000.

   Future minimum lease payments as of December 31, 2000, by year are as follows:

                                                         Capital
                 Year              Facilities Leases Equipment Lease    Total
                 ----              ----------------- --------------- -----------
     2001.........................    $ 3,043,000      $  867,000    $ 3,910,000
     2002.........................      2,959,000         620,000      3,579,000
     2003.........................      3,020,000           6,000      3,026,000
     2004.........................      3,076,000             --       3,076,000
     2005 and thereafter..........      6,979,000             --       6,979,000
                                      -----------      ----------    -----------
         Total....................    $19,077,000      $1,493,000    $20,570,000
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

12. RETIREMENT PLAN

   In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan") available to employees who meet the plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through December 31, 2000.

                                   TIVO INC.

13. SUBSEQUENT EVENTS (unaudited)

Change in Fiscal Year

   On January 30, 2001, TiVo management announced a fiscal year end change from December 31 of each year to January 31 of each year. Management believes that the change in fiscal year will help align the seasonal patterns of demand in business with the Company's reporting cycle and better align TiVo's promotional activities with those of its retail, service and network partners.

Adoption of Stockholder Rights Plan

   On January 9, 2001, TiVo's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of TiVo common stock ("the Rights Plan"). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock ("the Acquiring Person"). Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

   The Rights are intended to enable all TiVo shareholders to realize the long-term value of their investment in the Company. They do not prevent a takeover, but should encourage anyone seeking to acquire TiVo to negotiate with the Board of Directors prior to attempting a takeover. The Rights Plan will expire in January 2011.

   The Rights are not being distributed in response to any specific effort to acquire control of TiVo. The Rights are designed to assure that all TiVo shareholders receive fair and equal treatment in the event of any proposed takeover of TiVo and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of TiVo without paying all shareholders a control premium.

   If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of TiVo having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If TiVo is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

   The dividend distribution to establish the new Rights Plan will be payable to shareholders of record on January 31, 2001. The Rights will expire in January 2011. The Rights distribution is not taxable to shareholders.

Agreements

   On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and among the Company, AOL and U.S. Trust Company, National Association, as escrow agent, pursuant to which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock. The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement.

                                   TIVO INC.

   The Second Amendment to the Investment Agreement further provided for the reduction in the exercise price of two warrants to purchase common stock held by AOL. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL's warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL's warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows:

  . Initial Warrant A--AOL was issued warrants to purchase 2,308,475 shares of common stock at $7.29 per share. The Company will expense the estimated incremental fair value of the repriced warrants of $4.2 million over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 9-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

  . Initial Warrant B--AOL was issued warrants to purchase 295,428 shares of common stock at $7.29 per share. The Company will expense the estimated incremental fair value of the repriced warrants of $720,000 over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 33-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

   The expiration of Initial Warrant A is December 31, 2001 and Initial Warrant B expires December 31, 2003. The estimated incremental fair value of the warrants of $4.9 million was recorded as prepaid marketing expense (contra-equity) as of January 31, 2001.

   In addition to the foregoing, the Second Amendment to the Investment Agreement also modified the terms of AOL's put option with respect to the Series A redeemable convertible preferred stock held by AOL. Under the Second Amendment, the Company will be required to repurchase that number of shares of Series A redeemable convertible preferred stock having an initial liquidation value equal to the amount of the funds remaining in the escrow account at the time AOL exercises the option, excluding any interest and taking into account the release of the $43.5 million. If all the shares of Series A redeemable convertible preferred stock then outstanding have an aggregate initial liquidation value of less than the amount of the funds remaining in the escrow account at the time of exercise, then AOL may also require the Company to repurchase a number of shares of common stock held by AOL having a value equal to the difference between the aggregate initial liquidation value of the shares of Series A redeemable convertible preferred stock then outstanding, if any, and the amount of the funds remaining in the escrow account at the time of exercise.

   On January 30, 2001, the Company signed a media insertion order with AOL Time Warner for $21.5 million in advertising programs to promote the TiVo Service on AOL Time Warner properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Certain information required by Part III has been omitted from this Form10-
K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders.

Identification of Executive Officers

   Information regarding our directors is incorporated by reference from our Proxy Statement. The information identifying our current executive officers is found under the caption "Executive Officers and Key Employees" in Part I hereof, and is also incorporated by reference into this Item 10.

   The information concerning the Company's Executive Officers is incorporated by reference from our Proxy Statement.

Identification of Directors

   The information concerning the Company's directors and nominees is incorporated by reference from our Proxy Statement.

Compliance with Section 16 (a) of the Exchange Act

   The information concerning compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the section entitled "Compliance with
Section 16 (a) of the Exchange Act" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Proposal No. 1 Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. INDEX TO FINANCIAL STATEMENTS

   See Item 8.

(a)3. EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------

  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form
         10-Q filed on November 14, 2000).

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant's Quarterly Report on Form 10-Q filed on November
         15, 1999).

  4.1++  Warrant and Registration Rights Agreement, dated as of October 6,
         2000, by and between DIRECTV, Inc. (filed herewith).

  4.2    Stockholders and Registration Rights Agreement, dated as of June 9,
         2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).

  4.3 Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515).

  4.4    Certificate of Designations of the Series B Junior Participating
         Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K/A filed on January 19,
         2001).

  4.5 Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-
         K/A filed on January 19, 2001).

 10.1    Rights Agreement, dated as of January 16, 2001, between TiVo and Wells
         Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on January 19, 2001).

 10.2 First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent
         (incorporated by reference to Exhibit 10. registrant's Current Report on Form 8-K filed on February 28, 2001).

 10.3 Form of Indemnification Agreement between TiVo and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.4 TiVo's 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant's Registration
         Statement on Form S-1 (SEC File No. 333-83515).

 10.5 TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.6    TiVo's 1999 Employee Stock Purchase Plan and related documents
         (incorporated by reference to Exhibit 10.4 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.7 TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K filed on March 30, 2000).

 10.8+ Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998 (incorporated by by reference to Exhibit 10.6 of the registrant's Registration Statement on Form S-1 (SEC File No.
         333-83515).

 Exhibit
 Number                                Description
 -------                               -----------
 10.09   First Amendment to Hard Disk Supply Agreement between Quantum and
         TiVo, dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant's Registration Statement on Form S-1 (SEC File No.
         333-83515).

 10.10+  Warrant Purchase and Equity Rights Agreement between Quantum
         Corporation and TiVo, dated November 6, 1998 and related documents
         (incorporated by reference to Exhibit 10.16 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.11+ Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.12+  Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13,
         1999 (incorporated by reference to Exhibit 10.8 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.13+  Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999
         (incorporated by reference to Exhibit 10.9 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.14   Sublease Agreement between Verity, Inc. and TiVo, dated February 23,
         1998 (incorporated by reference to Exhibit 10.10 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.15   Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated
         November 1998 (incorporated by reference to Exhibit 10.11 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.16 Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.17   Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated
         February 23, 1998 (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.18   Master Lease Agreement between Comdisco, Inc. and TiVo, dated February
         12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 10.19   Warrant to Purchase Shares of Series A Preferred Stock issued to Randy
         Komisar, dated March 18, 1998 (incorporated by reference to Exhibit
         10.17 of the registrant's Registration Statement on Form S-1 (SEC File
         No. 333-83515).

 10.20   Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12,
         1999 (incorporated by reference to Exhibit 10.18 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.21 Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents
         (incorporated by reference to Exhibit 10.19 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.22 TiVo's 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515).

 10.23+  Tribune Media Services Television Listing Agreement between Tribune
         Media Services and TiVo, dated June 1, 1998 (incorporated by reference to Exhibit 10.22 of the registrant's Registration Statement on Form S-
         1 (SEC File No. 333-83515).

 10.24+  Amendment to the Data License Agreement between Teleworld Inc., and
         Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998 (incorporated by reference to Exhibit 10.23 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-
         83515).

 Exhibit
 Number                               Description
 -------                              -----------
 10.25   Lease Agreement between WIX/NSJ Real Estate Limited Partnership and
         TiVo, dated October 6, 1999 (incorporated by reference to Exhibit
         10.24 of the Quarterly Report on Form 10-Q filed on November 15,
         1999).

 23.1    Consent of Independent Public Accountants

 24.1    Power of Attorney (included in Part IV of this Form 10-K).

 99.5 Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents
         (incorporated by reference to Exhibit 99.5 of the registrant's
         Registration Statement on Form S-1 (SEC File No. 333-83515).

--------
+ Confidential treatment granted as to portions of this exhibit.
++Confidential treatment has been requested as to portions of this exhibit.

(b) Reports on Form 8-K

   The registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

   The registrant subsequently filed the following:

  . Current Report on Form 8-K on January 17, 2001, regarding the execution of a Rights Agreement, dated as of January 16, 2001.

  . Amendment No. 1 to Current Report on Form 8-K on January 19, 2001, regarding the execution of a Rights Agreement, dated as of January 16, 2001,

  . Current Report on Form 8-K on February 1, 2001, regarding the change in the registrant's fiscal reporting year-end from December 31 to January 31.

  . Current Report on Form 8-K on February 14, 2001, regarding the announcement of the registrant's earnings for the fourth quarter and year ended December 31, 2000.

  . Current Report on Form 8-K on February 28, 2001, regarding an amendment to the Rights Agreement, dated as of January 16, 2001.

  . Current Report on Form 8-K on March 15, 2001, regarding the execution of an amendment to that certain Investment Agreement, dated as of June 9, 2000, as amended, by and between the registrant and America Online, Inc. and the execution of promotional agreements with America Online, Inc. and AOL Time Warner, Inc.

  . Current Report on Form 8-K on March 19, 2001, regarding the announcement of the registrant's earnings for the one-month transitional period ended January 31, 2001 in connection with the change in the registrant's fiscal reporting year-end.

Trademark Acknowledgments

   TiVo is a registered trademark of TiVo, Inc.

   "Active Preview", "Can't Miss TV", "DIRECTIVO", Instant Replay logo, "Ipreview", Jump logo, "Life's too short for bad TV", "Network Showcase", "Personal TV", "Personal Video Recorder", "Primetime Anytime", "Season Pass", "See it, want it, get it", "The New Face of Television", "The way TV is meant to be", "Thumbs Down" (logo and text), "Thumbs Up" (logo and text), "TiVo Central", "TiVo" (logo, name and character), "TiVolution", "What you want, when you want it", and "You run the shows" are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIVO INC.

Date: April 2, 2001
                                                /s/  Michael Ramsay
                                          By: _________________________________
                                                      Michael Ramsay
                                                  Chief Executive Officer

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

   Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

              Signature                               Title                      Date
              ---------                               -----                      ----
        /s/ Michael Ramsay            President, Chief Executive Officer     April 2, 2001
 ____________________________________  and Chairman of the Board
            Michael Ramsay             (Principal Executive Officer)


      /s/ David H. Courtney           Senior Vice President of Finance and   April 2, 2001
 ____________________________________  Administration and Chief Financial
          David H. Courtney            Officer (Principal Financial and
                                       Accounting Officer)


         /s/ James Barton             Senior Vice President of Research      April 2, 2001
 ____________________________________  and Development, Chief Technical
             James Barton              Officer and Director


                                      Director
 ____________________________________
           Geoffrey Y. Yang


        /s/ Stewart Alsop             Director                               April 2, 2001
 ____________________________________
            Stewart Alsop


        /s/ Randy Komisar             Director                               April 2, 2001
 ____________________________________
            Randy Komisar

              Signature                               Title                      Date
              ---------                               -----                      ----
                                      Director
 ____________________________________
            Michael Homer


       /s/ Larry N. Chapman           Director                               April 2, 2001
 ____________________________________
           Larry N. Chapman


                                      Director
 ____________________________________
          Jan P. Oosterveld


      /s/ John S. Hendricks           Director                               April 2, 2001
 ____________________________________
          John S. Hendricks


                                      Director
 ____________________________________
             David Zaslav


                                      Director
 ____________________________________
           Howard Stringer