Form 10-K/A
period 2000-12-31
TIVO INC
filed 2001-04-09
CIK 1088825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                        Commission file number 000-27141

                                ---------------

                                   TIVO INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          77-0463167
 (State or other jurisdiction of incorporation or          (IRS Employer Identification No.)
                   organization)
    2160 Gold Street, PO Box 2160, Alviso, CA                            95002
     (Address of principal executive offices)                          (Zip Code)

                                 (408) 519-9100
              (Registrant's telephone number including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 23, 2001 there were 43,720,712 shares of registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 23, 2001) was approximately $103.7 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 23, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001, to be filed by April 30, 2001, are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                EXPLANATORY NOTE

   This Amendment No. 1 to the Annual Report on Form 10-K for TiVo Inc. (the "Company") for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 is being amended and restated in its entirely to change the latest practicable date from March 9, 2001 to March 23, 2002 for Part II. Item 5. "Marketing for the Registrant's Common Equity and Related Stockholder Matters" to be closer to date of filing and to add the paragraph "Documents Incorporated by Reference" on the cover page. Except as set forth in Item 5 and the cover page, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information for Common Equity

   Our common stock is traded on the Nasdaq National Market under the symbol TIVO. As of March 23, 2001, we had 271 stockholders of record.

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

First Quarter as of March 23, 2001............................... $ 7.19 $ 4.05

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

   On March 23, 2001, the closing price of our common stock was $5.69 per share.

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

  4.1++  Warrant and Registration Rights Agreement, dated as of October 6,
         2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K filed on April 2, 2001).

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

 23.1 Consent of Independent Public Accountants (incorporated by reference to Exhibit 23.1 of the registrant's Annual Report on Form 10-K filed on April 2, 2001).

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

                                          TIVO INC.

Date: April 9, 2001
                                                /s/  Michael Ramsay
                                          By: _________________________________
                                                      Michael Ramsay
                                                  Chief Executive Officer

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

   Pursuant to the requirements of the Securities Act of 1934, this Amendment to Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

              Signature                               Title                      Date
              ---------                               -----                      ----
        /s/ Michael Ramsay            President, Chief Executive Officer     April 9, 2001
 ____________________________________  and Chairman of the Board
            Michael Ramsay             (Principal Executive Officer)


      /s/ David H. Courtney           Senior Vice President of Finance and   April 9, 2001
 ____________________________________  Administration and Chief Financial
          David H. Courtney            Officer (Principal Financial and
                                       Accounting Officer)

                  *                   Senior Vice President of Research      April 9, 2001
 ____________________________________  and Development, Chief Technical
             James Barton              Officer and Director


                  *                   Director                               April 9, 2001
 ____________________________________
           Geoffrey Y. Yang


                  *                   Director                               April 9, 2001
 ____________________________________
            Stewart Alsop


                  *                   Director                               April 9, 2001
 ____________________________________
            Randy Komisar

              Signature                               Title                      Date
              ---------                               -----                      ----
                  *                   Director                               April 9, 2001
 ____________________________________
            Michael Homer


                  *                   Director                               April 9, 2001
 ____________________________________
           Larry N. Chapman


                  *                   Director                               April 9, 2001
 ____________________________________
          Jan P. Oosterveld


                  *                   Director                               April 9, 2001
 ____________________________________
          John S. Hendricks


                  *                   Director                               April 9, 2001
 ____________________________________
             David Zaslav


                  *                   Director                               April 9, 2001
 ____________________________________
           Howard Stringer


       /s/  David H. Courtney         Attorney-in-Fact                       April 9, 2001
 by: ________________________________
          David H. Courtney