Form 10-KT
period 2001-01-31
TIVO INC
filed 2001-04-30
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the one-month transition period ended
                               January 31, 2001

                       Commission file number 000-27141
                                              ---------

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                                77-0463167
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                or organization)

   2160 Gold Street, PO Box 2160, Alviso, CA                95002
   -----------------------------------------              ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

As of April 20, 2001 there were 43,721,782 shares of registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on April 20, 2001) was approximately $100.0 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of April 20, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2001 are incorporated by reference into Part III of this Transition Report on Form 10-K. (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

Table of Contents

      Table of Contents............................................................................................     2

     PART I........................................................................................................     3

      Item 1.   Business...........................................................................................     3
      Item 2.   Properties.........................................................................................    19
      Item 3.   Legal Proceedings..................................................................................    20
      Item 4.   Submission of Matters to a Vote of Security Holders................................................    20

     PART II.......................................................................................................    21

      Item 5.   Market For The Registrant's Common Equity and Related Stockholder Matters..........................    21
      Item 6.   Selected Financial Data............................................................................    22
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............    24
      Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..........................................    43
      Item 8.   Financial Statements and Supplementary Data........................................................    44
      Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............    72

     PART III......................................................................................................    73

      Item 10.  Directors and Executive Officers of the Company....................................................    73
      Item 11.  Executive Compensation.............................................................................    73
      Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................    73
      Item 13.  Certain Relationships and Related Transactions.....................................................    73

     PART IV.......................................................................................................    74

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................    74
      Signatures...................................................................................................    77

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

     This Transition Report on Form 10-K (The "Transition Report") contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, "believe," "expect," "may," "will," "intend," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Transition Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Transition Report. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1, Business," and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular "Factors That May Affect Future Operating Results," for a more detailed description of these significant risks and uncertainties.
--------------------------------------------------------------------------------

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

     We commenced our retail launch in the second half of 1999. Philips Business Electronics B.V. ("Philips"), Sony Corporation of America ("Sony"), Hughes Electronics Corporation ("Hughes") and Thomson Mulitmedia S.A. in the United Kingdom ("Thomson UK") currently manufacture and sell the personal video recorder enabling the TiVo Service. In addition, with the exception of Hughes, all of our manufacturing partners also market the devices allowing us to focus our resources on promoting and enhancing the TiVo Service. DIRECTV, Inc. ("DIRECTV"), a unit of Hughes, provides marketing resources that allows TiVo to target DIRECTV subscribers and provides sales support in the retail channel.

     On September 13, 2000, TiVo closed an Investment Agreement with America Online, Inc. ("AOL") for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service.

     On January 30, 2001, we signed an agreement with AOL Time Warner to expand our existing strategic relationship to include an enhanced mulit-million dollar marketing and promotional campaign with AOL Time Warner. Under this agreement, the Second Amendment to the Investment Agreement, TiVo will be promoted across AOL Time Warner online, print and television media properties, which will focus on educating consumers about the TiVo Service. Additionally, the Second Amendment provided for an amendment to the Escrow Agreement. The First Amendment to the Escrow Agreement authorized release of $43.5 million in restricted funds, which had been provided by AOL under our previously executed investment agreement with AOL, which is now working capital. In return,for the release of restricted cash, we agreed to reduce the exercise price of certain warrants held by AOL. TiVo reduced the exercise price of a warrant to purchase 2,308,475 shares of common stock held by AOL from $23.11 to $7.29 and also reduced the exercise price of a warrant to purchase 295,428 shares of common stock held by AOL from $30.00 to $7.29. In January 2001, we paid AOL $16.5 million for prepaid advertising expenses out of the $43.5 million released cash.

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

TiVo Solution

     TiVo has created a personal television service that we believe meets the challenges faced by viewers, television programmers, advertisers and network operators. The TiVo Service provides viewers with greater control, easier navigation and a wider range of viewing options when watching television than what was formerly available. The TiVo Service creates a richer and more enjoyable viewing experience by allowing viewers to watch what they want when they want. The TiVo Service also creates a new platform that enables television programmers, advertisers, and network operators to deliver television programming, advertising and in-home commerce. We believe that our service allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. The TiVo Service is a subscription-based service enabled by a personal video recorder designed and developed by TiVo. The personal video recorder is a device that includes a hard disk drive for recording shows and accessing the content available on the TiVo Service.

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

     Benefits to Viewers. We believe that our service offers an enhanced television viewing experience. Key benefits offered to viewers include the following:

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

     Benefits to Television Programmers. We believe our TiVo Service offers television programmers a new and exciting way to reach the viewing audience. Key benefits offered to television programmers include the following:

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

     Benefits to Advertisers. We believe that our TiVo Service will offer advertisers a new platform with more efficient and effective ways to reach their targeted audience. Key benefits offered to advertisers include the following:

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

     Leverage Partnerships to Accelerate Market Acceptance. TiVo believes that leveraging the market presence, brand recognition and distribution resources of established television industry participants will help us establish broad consumer awareness and acceptance of the TiVo Service and personal television. We intend to continue to establish partnerships with leading television industry participants to expand our subscriber base, provide content and develop and distribute a wide variety of devices that enable the TiVo Service. Such partnerships may include:

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

     Consumer Electronics Manufacturers. TiVo intends to continue to establish partnerships with consumer electronic and other device manufacturers for the development, manufacture and marketing of devices that enable the TiVo Service. TiVo believes this strategy will accelerate the growth of the market for personal television. TiVo has a strategic relationship with Philips, which launched the Philips' branded personal video recorder into the retail channel in the third quarter of 1999 and which continues to manufacture and distribute its recorder. Additionally, TiVo has entered into agreements with Sony, Hughes and Thomson UK to manufacture and distribute their brands of the personal video recorder enabled with TiVo Service.

     Advertisers. TiVo intends to pursue partnerships with advertisers in an effort to generate new sources of revenue. TiVo believes that garnering advertiser support for the TiVo Service will accelerate the market acceptance for personal television. We also believe that our proprietary software and other technology embedded in the personal video recorder and the TiVo Service will enable advertisers to reach desired viewers more effectively. Not only will advertisers be better equipped to reach consumers with specific tastes or preferences, viewers will receive more information about products in which they are likely to be interested. Currently, TiVo has relationships with IFILM, Pfizer and Guthy-Renker.

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

     Encourage the Development of New Devices Enabling the TiVo Service. TiVo has continued to work in partnership with consumer electronics manufacturers and others in developing new and complementary products that enable the TiVo Service, such as televisions, DVD players and satellite television receivers. This strategy is based on TiVo's belief that the TiVo Service enhances the value of other television, entertainment and home theater products and services. In pursuing these relationships, we expect to continue to grant broad licensing rights to our technology and intends to create a set of standards that will allow consumer electronics manufacturers to embed the technology that enables the TiVo Service in home entertainment products. We anticipate that the broad licensing of our technology will accelerate our subscriber growth, enhance our market position and strengthen the TiVo brand.

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

     The TiVo Broadcast Center. The TiVo Broadcast Center is a series of computer servers that manage all of TiVo's programming and service data. The TiVo Broadcast Center distributes proprietary services and specialized content such as TiVo's on-air program guides, Network Showcases, TiVolution Magazine and other content provided by us and our partners. The TiVo Broadcast Center is designed to be a platform for future interactive services. Presently, data contained in the TiVo Broadcast Center is communicated to each personal video recorder automatically on a daily basis through the subscriber's phone line for the standalone receivers. Upgrades to the software that enable the TiVo Service are also provided automatically over this phone line. For the DIRECTV Receiver with TiVo subscribers, we utilize satellite and cable bandwidth to transmit data and communicate information from the TiVo Broadcast Center to the DIRECTV Receiver with TiVo version of the personal video recorder.

Strategic Partnerships

     Our success depends on our ability to quickly build a large subscriber base, integrate TiVo functionality into a broad range of consumer electronics products, and develop new services and programming to enhance the TiVo Service. In order to achieve these goals, TiVo has chosen to aggressively pursue strategic partnerships with:

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

     Through our partnerships, TiVo's personal video recorders and other devices will be manufactured and distributed through retail and other channels. These partners will also provide access to a large number of potential subscribers and the resources to effectively market and promote the TiVo Service. In addition, these partnerships will allow us to provide our subscribers with richer content, including Network Showcases, previews and promotions of upcoming shows and other specialized viewing options on the TiVo Service. Some of TiVo's major partnerships include:

     AOL. In 2000, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. Additionally, TiVo signed media insertion orders for calendar years 2000 and 2001 with AOL for advertising programs to promote the TiVo Service on AOL Time Warner properties.

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

     Discovery Communications. TiVo is working with Discovery to produce weekly Network Showcases and other programming packages that highlight current and upcoming Discovery programs. We also granted Discovery preferential placement on our Network Showcases screen. TiVo will also work with Discovery to enable Discovery to use our Ipreview Service.

     NBC Multimedia. TiVo is working with NBC to produce weekly Network Showcases and other programming packages that highlight current and upcoming NBC programs. These NBC programming packages and specials will also be featured in TiVolution Magazine.We also granted NBC preferential placement on our Network Showcases screen. TiVo and NBC have agreed to feature each other as partners on their respective web sites.

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

     Liberate Technologies. We have agreed to license and incorporate Liberate's TV Navigator software into future version of our personal television reference platform, thus integrating Liberate's platform with interactive TV with the TiVo Service. The Liberate platform includes client and server software that enable interactive TV services such as accessing web sites via the TV. Additionally, this license agreement provides a platform for the enhancement of AOL TV enabled with TiVo Service.

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

Privacy Policy

     TiVo has adopted a privacy policy, which we make available on our web site and deliver to each new subscriber to the TiVo Service. This policy was updated and expanded in September 2000. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information but all viewing information that is linked or associated with an individual identity will not be disclosed without the viewer's affirmative consent. TiVo further gives subscribers the ability to "opt-out" from the collection of anonymous viewing information or diagnostic information log files.

     TiVo has designed a system that ensures that any viewing information transmitted from the TiVo Receiver is anonymous on the Receiver and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the Receiver. Anonymous viewing information is collected and stored separate from any information that identifies a viewer personally.
As a result, unless subscribers affirmatively consent to the collection of personally identifiable viewing information before the file containing such viewing information is transmitted from the Receiver to TiVo's distribution servers, we have no way of matching anonymous viewing information with particular subscribers. We may be able to use this anonymous information to tell a broadcaster the percentage of TiVo viewers that recorded a particular program, but we will not know, nor be able to tell the broadcaster, which of our viewers did so, unless a viewer decides to provide that information.

     We are able to send information to viewers' personal video recorders that allows us and other companies to customize viewers' television experience. Neither we nor the company supplying the customizing options will know which options viewers' personal video recorders select to show. If a viewer does not want this customizing information sent to their personal video recorder, they can simply ask for a block on such customized information.

Competition

     The market for home entertainment goods and services is intensely competitive, rapidly evolving and subject to rapid technological change. The delivery of video and television programming is particularly competitive as new products and services continue to be introduced and marketed. TiVo believes that the principal competitive factors in these markets are name recognition, performance, pricing, ease of use and functionality. Because the personal television market is new and rapidly evolving, we expect we will face significant barriers in our efforts to secure broad market acceptance and intense competition at several different levels.

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

     Internet-related companies and companies offering similar products and services. TiVo faces competition from Internet service providers and other Internet companies such as WebTV and X-TV. These competitors are seeking to meld Internet browsing and traditional broadcast, cable or satellite television programming into a single medium. For example, WebTV launched UltimateTV during the spring of calendar year 2001. UltimateTV combines elements of Microsoft's WebTV, a television-based e-mail and Web surfing service, and combines them with DIRECTV's satellite service and digital video recorder technology. Last year, WebTV and EchoStar Communications released the DishPlayer, which is a product that combines Internet access with a program guide and the ability to pause live television. While many of these products offer fewer services than the TiVo Service, we do not presently offer Internet browsing capability. However, in September 2000 we signed an agreement with AOL to become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service.

     TiVo's primary competitor in the personal television market was ReplayTV, Inc. ReplayTV manufactured and marketed a personal television recorder that included a hard disk drive and functionality similar to that of our partners personal video recorders. While ReplayTV's personal video recorder was more expensive than our partners personal video recorders enabled with TiVo Service, ReplayTV did not charge a monthly subscription fee for its service. In February 2001, hardware maker SonicBlue announced its intention to acquire ReplayTV. Exactly how it will use ReplayTV's assets and intellectual property is unclear at this time.

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

     We have filed many trademark applications covering substantially all of our trade dress, logos and slogans, including:

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

Recent Developments

Revised Operating Plan

     On April 5, 2001, we announced a new operating plan that we believe will eliminate the need for additional funding during our current fiscal year ending January 31, 2002. The plan supports our key objectives of building our subscriber base and increasing revenue, while reducing our operating expenses by nearly 35%. We intend to execute several key initiatives in order to achieve our targeted cost reductions. We expect that these initiatives will decrease our cash burn-rate by approximately $60 million for the current fiscal year ending January 31, 2002. These initiatives are as follows:

     .    Leveraged marketing;

     .    A new, low cost platform, expected to be delivered this year;

     .    Reduced infrastructure costs;

     .    Reduction in Service Operations costs; and

     .    Headcount reductions.

     In addition to the cost reductions, we plan to increase subscriber revenue and non-subscriber revenue as follows:

     . Subscriber revenue. We intend to increase the lifetime subscription service price from $199.00 to $249.00 effective May 1, 2001, and

     . Non-subscriber revenues. By leveraging our products such as Ipreview(TM), Network Showcases(TM), TiVolution Magazine(TM) and TiVo Direct(TM) we expect to be able to sell to a broader advertising and network base.

Employees

     At April 12, 2001, we employed approximately 265 employees, including 50 in service operations, 115 in research and development, 45 in sales and marketing and 55 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At April 12, 2001, we employed 31 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees:

     As of April 20, 2001, our executive officers and key employees and their ages were as follows:

                 Name                          Age                          Position
                 ----                          ---                          --------
Executive Officers
     Michael Ramsay..........................   51        Chairman of the Board, Chief Executive Officer and President
     James Barton............................   43        Senior Vice President of Research and Development, Chief Technical
                                                            Officer
     David H. Courtney.......................   42        Senior Vice President of Finance and Administration and Chief
                                                            Financial Officer

Key Employees

     Susan Cashen............................   40        Vice President of Corporate Communications
     Ta-Wei Chien............................   46        Senior Vice President of Engineering and Operations
     Andrew Cresci...........................   40        Vice President and General Manager of TiVo (UK)
     Morgan P. Guenther......................   47        Senior Vice President of Business and Revenue Development
     Stacy Jolna.............................   49        Vice President of Programming and Media Relations
     Brodie Keast............................   45        Senior Vice President of Sales and Marketing
     Luther Kitahata.........................   36        Vice President of Software Engineering
     Howard Look.............................   34        Vice President of TiVo Studios
     Joe Miller..............................   34        Vice President of Sales
     Karrin Nicol............................   41        Vice President of Human Resources
     Mark A. Roberts.........................   40        Vice President of Information Technology and Chief Information Officer
     Robert P. Vallone.......................   43        Vice President of Service Operations and Customer Service
     Matthew Zinn............................   36        Vice President, General Counsel  and Chief Privacy Officer

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

Item 2.  Properties

     In March 2000, we moved our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, to a leased facility in Alviso, California. We believe that our new corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 75% of the total office space. We believe that our facilities are well maintained and are in good operating condition. The lease for this space expires in 2007.

     Additionally, we currently lease sales office space in Beverly Hills, California and in New York, New York, as well as one international location in Middlesex, United Kingdom. We believe that these facilities are adequate to meet our sales office space needs for the next year.

Item 3.  Legal Proceedings

     StarSight Telecast. On January 18, 2000, a suit was filed against TiVo by StarSight Telecast Inc, a subsidiary of Gemstar International Group Limited ("StarSight"), in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process", held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. We could be forced to incur material expenses during this defense, and in the event we were to lose this suit our business would be harmed. See "Factors that May Affect Future Operating Results -- Intellectual property claims against us can be costly and could result in the loss of significant rights."

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

     For further discussion of intellectual property risks facing TiVo, see "Factors that May Affect Future Operating Results-- Intellectual property claims against us can be costly and could result in the loss of significant rights."


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the one-month transition period ended January 31, 2001.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Market Information for Common Equity

     Our common stock is traded on the Nasdaq National Market under the symbol TIVO. As of April 20, 2001, we had 275 stockholders of record.

     The following table shows the high and low per-share closing prices for our common stock as reported by the National Association of Securities Dealers, Inc., on any trading day during the respective period:

                     Fiscal Year 2002                                  High          Low
                     ----------------                                  ----          ---
            First Quarter as of April 20, 2001                        $ 7.19        $ 4.00

            One-month Ended January 31, 2001                          $ 9.13        $ 6.13

                     Fiscal Year 2000
                   --------------------
            Fourth Quarter ended December 31, 2000                    $19.94        $ 5.38
            Third Quarter ended September 30, 2000                    $33.75        $16.69
            Second Quarter ended June 30, 2000                        $36.19        $15.88
            First Quarter ended March 31, 2000                        $71.50        $30.50

                     Fiscal Year 1999
                     ----------------
            Fourth Quarter ended December 31, 1999                    $51.00        $25.13
            Third Quarter ended September 30, 1999                    $29.94        $29.94

     On April 20, 2001, the closing price of our common stock was $5.48 per share.

Dividend Policy

     On September 13, 2000, we closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment Agreement between AOL and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000, between AOL and TiVo, we issued to AOL shares of Series A redeemable convertible preferred stock with certain dividend and voting rights. Dividends on the Series A redeemable convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A redeemable convertible preferred stock outstanding. Dividends are payable quarterly as declared by our board of directors.

     We expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Item 6.  Selected Financial Data

     The following selected financial data as of and for the one-month transition period ended January 31, 2001 and years ended December 31, 2000, December 31, 1999 and December 31, 1998 and for the period from August 4, 1997 (Inception) to December 31, 1997 have been derived from our financial statements audited by Arthur Andersen LLP, independent public accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

     The data set forth below (in thousands, except for per share data) should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                                                                                     Period from
                                                                                        Year Ended                  August 4, 1997
                                                                       ------------------------------------------
                                                        Month ended    December 31,    December 31,  December 31,    (Inception),
                                                      January 31, 2001     2000            1999          1998     December 31, 1997
                                                      ---------------- ------------    ------------  ------------ -----------------
Consolidated statement of Operations Data:                              (in thousands, except per share data)
  Revenues...........................................   $    989        $   3,571      $    223        $    --       $   --
  Costs and expenses
        Cost of services.............................      1,710           18,382         4,067             --           --
        Research and development.....................      2,507           24,279         9,727          5,614          356
        Sales and marketing..........................      7,884          102,091        24,502          1,277           28
        Sales and marketing-related parties..........      6,632           53,604        15,172             --           --
        General and administrative...................      1,326           14,346         7,027          2,946          241
        Stock-based compensation.....................        175            3,115         1,530             --           --
        Other operating expense, net.................         --               --         7,210             --           --
                                                      ----------------------------------------------------------------------------
  Loss from operations...............................    (19,245)        (212,246)      (69,012)        (9,837)        (625)
                                                      ----------------------------------------------------------------------------
             Interest income.........................        672            7,928         2,913            136           49
             Interest expense and other..............        (17)            (522)         (466)           (20)         (19)
                                                      ----------------------------------------------------------------------------

  Net loss...........................................    (18,590)        (204,840)      (66,565)        (9,721)        (595)

  Less: Series A redeemable convertible
    preferred stock dividend.........................       (423)          (1,514)           --             --           --
                                                      ============================================================================
  Net loss attributable to common stock..............   $(19,013)       $(206,354)     $(66,565)       $(9,721)      $ (595)
                                                      ============================================================================
  Net loss per share
             Basic and diluted.......................   $  (0.47)       $   (5.55)     $  (5.49)       $ (3.25)      $(0.20)
             Weighted average shares.................     40,850           37,175        12,129          2,990        2,917

                                                         As of January 31,           As of December 31,
                                                       -------------------  ------------------------------------
                                                            2001              2000           1999        1999
                                                          ----------        ---------     ---------    -------
Consolidated Balance Sheet Data:                                                (in thousands)

       Cash and cash equivalents...................       $  124,474        $ 106,096     $ 139,687    $  2,248
         Working capital*..........................           88,836          122,973       130,327       1,329
       Total assets................................          211,543          236,318       152,842       3,543
       Long-term portion of obligations............              538              606         1,141          --
          under capital lease
       Redeemable convertible preferred stock......                2                3            --          --
       Redeemable common stock.....................               --                1            --          --
       Total paid-in capital for
          redeemable convertible preferred
          stock and redeemable common stock........               --           96,986            --          --
       Total stockholders' equity..................           50,337           34,849       133,247       2,121

     * Working capital includes restricted cash of $50.1 million and $93.2 million as of January 31, 2001 and December 31, 2000, respectively (see Item 8.
Note 9).

Quarterly Results of Operations

     The following table represents certain unaudited statement of operations data for our eight most recent quarters ended January 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Transition Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.


                                                                       Three Months Ended
                               ----------------------------------------------------------------------------------------------------
                                 April 30,     July 31,   October 31,  January 31, April 30,     July 31, October 31,   January 31,
                                   1999          1999        1999         2000        2000         2000       2000         2001
                                ----------    ---------   ----------- ------------ ---------   ---------- ----------   ------------
                                                           (unaudited, in thousands except per share data)
Revenues.......................   $     1     $    16    $     53     $    287    $    499     $    869    $  1,102      $  2,166

Costs and expenses
Cost of services...............       754         588       1,032        2,746       4,994        4,295       4,149         5,661
Research and development.......     1,710       1,886       2,684        4,626       4,844        6,788       7,572         5,888
Sales and marketing............     2,644       1,981      10,341       12,215       8,479       16,422      34,638        46,905
Sales and marketing--
 related parties...............        --       1,025       9,049        7,323       3,342        9,293      24,283        21,093
General and administrative.....     1,474         857       2,140        2,888       2,978        3,720       3,876         4,483
Stock-based compensation.......        --         341         632          878         974          808         624           562
Other operating expense net....         2       1,329       5,947          (69)         --           --          --            --
                                  -------     -------    --------     --------    --------     --------    --------      --------
Loss from operations...........    (6,583)     (7,991)    (31,772)     (30,320)    (25,112)     (40,457)    (74,040)      (82,426)
Interest income................        86         303       1,132        2,097       1,766        1,752       2,056         2,305
Interest expense and other.....       (15)       (229)       (362)         110        (101)        (276)        (46)          (86)
                                  -------     -------    --------     --------    --------     --------    --------      --------
Net loss.......................    (6,512)     (7,917)    (31,002)     (28,113)    (23,447)     (38,981)    (72,030)      (80,207)
Less: Series A redeemable
 convertible preferred stock
 dividend......................        --          --          --           --          --           --        (665)       (1,272)
                                  -------     -------    --------     --------    --------     --------    --------      --------
Net loss attributable
 to common stock...............   $(6,512)    $(7,917)   $(31,002)    $(28,113)   $(23,447)    $(38,981)   $(72,695)     $(81,479)
                                  =======     =======    ========     ========    ========     ========    ========      ========
Net loss per share
     Basic and diluted.........   $ (1.69)    $ (1.39)   $  (2.15)    $  (0.80)   $  (0.66)    $  (1.09)     $(1.89)       $(2.00)
     Weighted average shares...     3,853       5,692      14,426       35,215      35,462       35,865      38,461        40,774

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included in Item 8 of this Transition Report on Form 10-K.

--------------------------------------------------------------------------------
     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

Overview

     We were incorporated in August 1997 as a Delaware corporation and are located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The TiVo Service is a subscription-based television service that provides viewers with greater control, easier navigation and a wider range of viewing options when watching television. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a personal video recorder designed and developed by TiVo.

     We have generated a limited amount of revenues to date and expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. In particular, we expect our sales and marketing expenses to continue to be a large portion of total expenses as personal video recorders gain market acceptance in the retail channel with the consumer and as we establish the TiVo brand and educate and attract subscribers. We launched the personal video recorder and service into the retail channel in the second half of 1999. We incurred losses of $204.8 million in 2000 and $18.6 million for the one-month transition period ended January 31, 2001, and we expect to continue to incur losses for the foreseeable future.

     We currently generate revenues from two sources, subscription revenue and non-subscription revenue. Subscriptions to the TiVo Service are available on a monthly, annual or lifetime basis. The current price for a monthly subscription to the TiVo Service is $9.95 per month, an annual subscription is $99.00 per year and a lifetime subscription is $199.00. Recently we announced an increase in our lifetime subscription price to $249.00, effective May 1, 2001. A lifetime subscription allows access to the TiVo Service for the life of the personal video recorder. Subscription fees are paid by the viewer when activating the TiVo Service. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period.

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

     We have agreed to make formula-based payments to Sony, Thomson, Quantum, Philips and DIRECTV in exchange for key activities and results. Quantum provided us a discount payment for hard disk drives purchased by our manufacturing partners for use in the personal video recorder from Quantum. We have agreed to share a portion of the TiVo Service subscription revenues we receive from subscribers who have purchased personal video recorders and other devices equipped with Quantum hard disk drives on which we received a discount from Quantum. We have agreed to pay to Philips and Sony a per-unit subsidy for each personal video recorder that they manufacture and sell. The amount of the payments can vary depending on Philips' and Sony's manufacturing costs and selling prices. Subsidy payments are renegotiated on an annual basis. We pay DIRECTV a revenue share for our subscription revenues generated from DIRECTV subscribers in exchange for DIRECTV's marketing efforts. Payments made to our strategic partners in exchange for these services are recognized as "sales and marketing --related parties expense."

     In the past, we have issued stock in exchange for services to our strategic partners. For example, we issued shares of our common stock to DIRECTV in exchange for marketing support and a note which is reduced as bandwidth capacity is made available to TiVo on DIRECTV's satellite television system. We also issued warrants, which were exercised for shares of our common stock to Quantum in exchange for a discount on hard disk drives used in the personal video recorders that enable the TiVo Service. We recorded prepaid marketing expenses resulting from the issuance of this equity to DIRECTV and Quantum. These prepaid marketing expenses are amortized as services are provided to us and charged to "sales and marketing --related parties expense." Additionally, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo will become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. In return for AOL's investment, TiVo issued to AOL a combination of convertible redeemable preferred stock, a portion of common stock subject to redemption, common stock and initial and performance warrants. Additionally, TiVo has signed media insertion orders for calendar years 2000 and 2001 with AOL for advertising programs to promote the TiVo Service on AOL Time Warner properties (see Item 8. Note 9).

     Prior to our initial public offering, we granted stock options to employees, consultants and directors at prices that were less than the estimated fair value of our common stock at the date of grant. We recorded deferred compensation related to these options, which is amortized over the vesting period of each option as "stock-based compensation."

Results of Operations

     On January 30, 2001, TiVo announced a fiscal year end change from December 31 of each year to January 31 of each year. TiVo believes that the change in fiscal year will help align the seasonal patterns of demand in TiVo's business with its reporting cycle and better align TiVo's promotional activities with those of its retail, service and network partners. The following discussion of historical operating results compares the one-month period ended January 31, 2001 and the twelve-month period ended January 31, 2001 to the same periods in the prior year. For the previous fiscal year, which ended December 31, 2000, the comparison is for the twelve-month period ended December 31, 1999 to the twelve-month period ended December 31, 1998.

     To enhance comparability, the following table sets forth audited Statements of Operations for the one-month period ended January 31, 2001 and unaudited Statements of Operations for the one-month period ended January 31, 2000 and for the twelve months ended January 31, 2001 and January 31, 2000. The unaudited financial data for the periods presented have been derived from our financial statements for the twelve months ended December 31, 2000, 1999 and 1998 audited by Arthur Andersen LLP, independent public accountants. Certain unaudited financial information for the year ended January 31, 2000 has been reclassified in order to conform to current classifications.

                                   TIVO INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            One-Month           One-Month
                                                              Ended               Ended                   Year Ended
                                                           -----------         -----------    ----------------------------------
                                                           January 31,         January 31,      January 31,        January 31,
                                                              2001                2000             2001               2000
                                                           -----------         -----------    ---------------    ---------------
                                                                               (unaudited)      (unaudited)        (unaudited)
Revenues.........................................         $    989,000         $   134,000      $   4,636,000       $    357,000
Costs and expenses

 Cost of services................................            1,710,000           1,204,000         19,099,000          5,120,000
 Research and development........................            2,507,000           1,694,000         25,092,000         10,906,000
 Sales and marketing.............................            7,884,000           3,532,000        106,444,000         27,181,000
 Sales and marketing-related parties.............            6,632,000           2,225,000         58,011,000         17,397,000
 General and administrative .....................            1,326,000             614,000         15,057,000          7,359,000
 Stock-based compensation........................              175,000             321,000          2,968,000          1,851,000
 Other operating expense, net....................                   --                  --                 --          7,209,000
                                                           -----------         -----------    ---------------    ---------------

  Loss from operations...........................          (19,245,000)         (9,456,000)      (222,035,000)       (76,666,000)

     Interest income.............................              672,000             721,000          7,879,000          3,617,000

     Interest expense and other..................              (17,000)            (29,000)          (509,000)          (495,000)
                                                           -----------         -----------    ---------------    ---------------

  Net loss.......................................          (18,590,000)         (8,764,000)      (214,665,000)       (73,544,000)
  Less: Series A redeemable convertible
   preferred stock dividend......................             (423,000)                 --         (1,937,000)                --
                                                           -----------         -----------    ---------------    ---------------

     Net loss attributable to common stock.......         $(19,013,000)        $(8,764,000)     $(216,602,000)      $(73,544,000)
                                                           ===========         ===========    ===============    ===============
  Net loss per common share
  Basic and diluted..............................         $      (0.47)        $     (0.25)     $       (5.75)      $      (4.97)
                                                           ===========         ===========    ===============    ===============
  Weighted average common shares outstanding -
  Basic and diluted..............................           40,850,353          35,274,071         37,640,183         14,796,582
                                                           ===========         ===========    ===============    ===============

One-Month Period Ended January 31, 2001 Compared to the One-Month Period Ended January 31, 2000

     Revenues. Revenues for the one-month period ended January 31, 2001 were $989,000, compared to $134,000 for the one-month period ended January 31, 2000. The increase is attributable to increased customer subscriptions to the TiVo Service. During the month of January 2001, TiVo activated approximately 18,000 new subscribers to the TiVo Service compared to approximately 5,000 subscribers activated during the month of January 2000.

     Cost of services. Cost of services consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the one-month period ended January 31, 2001 was $1.7 million compared to $1.2 million for the one-month period ended January 31, 2000. This increase was primarily attributable to increased salaries and benefits and service center expenses. Total salaries and benefits accounted for 52% of the total increase due to the expansion and staffing of the Broadcast Operations department. Service center expenses accounted for 42% of the total increase due to the expansion and staffing of the customer service center.

     Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the one-month period ended January 31, 2001 were $2.5 million compared to $1.7 million for the one-month period ended January 31, 2000. Approximately 61% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 19% of the total increase was related to prototype expenses.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the one-month period ended January 31, 2001 were $7.9 million compared to $3.5 million for the one-month period ended January 31, 2000. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 63% of the total increase in sales and marketing expenses. For the one-month period ended January 31, 2001, total salaries expense was $776,000 compared to $385,000 for the one-month period ended January 31, 2000. Salaries expense accounted for 9% of the total increase. We expect our marketing expenses to continue to be a large portion of our total company expenses for fiscal year 2002. Advertising expense for fiscal year 2002 will be comprised mostly of marketing campaigns focused on consumer education.

     Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in TiVo. Sales and marketing--related parties expense for the one-month period ended January 31, 2001 was $6.6 million compared to $2.2 million for the one-month period ended January 31, 2000. The increase in sales and marketing--related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service and AOL media insertion orders.

     Sales and marketing--related parties expense for the one-month period ended January 31, 2001, consists of cash charges of $5.4 million and non-cash charges of $1.2 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL and DIRECTV. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

     The cash portion of sales and marketing--related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to AOL. Subsidies are formula based payments to our partners in exchange for key activites and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We anticipate that our business will continue to grow and, as such, we expect the revenue share and manufacturing subsidy amounts to continue to be large for next year. We are currently working with our partners to manage manufacturing costs for fiscal year 2002. By decreasing manufacturing costs per unit, we expect this will decrease subsidy costs on a per unit basis.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the one-month period ended January 31, 2001 were $1.3 million compared to $614,000 for the one-month period ended January 31, 2000. Over 51% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were consulting and temporary expenses totaling 25% of the total increase.

     Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $175,000 for the one-month period ended January 31, 2001 and $321,000 for the one-month period ended January 31, 2000.

Year Ended January 31, 2001 Compared to the Year Ended January 31, 2000

     Revenues. Revenues for the year ended January 31, 2001 were $4.6 million, compared to $357,000 for the year ended January 31, 2000. The increase is attributable to increased customer subscriptions to the TiVo Service. During the year ended January 2001, TiVo activated approximately 131,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 154,000 as of January 31, 2001. As of January 31, 2000, the total subscriber base was approximately 23,000.

     Cost of services. Cost of services consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended January 31, 2001 was $19.1 million compared to $5.1 million for the year ended January 31, 2000. This increase was primarily attributable to increased telecommunications and network expenses due to the increase in number of activations. During the year ended January 31, 2001, telecommunications and network expense increased 46% or $6.4 million over prior year expenses. Total salaries and benefits accounted for 18% of the total increase due to the expansion and staffing of the broadcast operations department and customer service departments.

     Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended January 31, 2001 were $25.1 million compared to $10.9 million for the year ended January 31, 2000. Approximately 50% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 23% of the total increase was related to research and development consulting expenses.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended January 31, 2001 were $106.4 million compared to $27.2 million for the year ended January 31, 2000. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 78% of the total increase in sales and marketing expenses from year to year.
For the year ended January 31, 2001, channel sales support was $5.9 million compared to $2.4 million for the year ended January 31, 2000. Channel sales support accounted for 4% of the total increase. We expect our marketing expenses to continue to be a large portion of our total company expenses for fiscal year 2002. Advertising expense for fiscal year 2002 will be comprised mostly of marketing campaigns focused on consumer education.

     Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in TiVo. Sales and marketing--related parties expense for the year ended January 31, 2001 was $58.0 million compared to $17.4 million for the year ended January 31, 2000. The increase in sales and marketing--related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service and AOL media insertion orders.

     Sales and marketing--related parties expense for the year ended January 31, 2001, consists of cash charges of $47.4 million and non-cash charges of $10.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services to AOL, Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of January 31, 2001 was $44.4 million, of which $21.6 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided. We are currently working with our partners to manage manufacturing costs for fiscal year 2002. By decreasing manufacturing costs per unit, we expect this will decrease subsidy costs on a per unit basis.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the year ended January 31, 2001 were $15.1 million compared to $7.4 million for the year ended January 31, 2000. Approximately 31% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were accounting and legal expenses totaling 17% of the total increase.

     Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $3.0 million for the year ended January 31, 2001 and $1.9 million for the year ended January 31, 2000. The unamortized balance of $2.8 million will be fully amortized by February 2004.

     Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the year ended January 31, 2001, other operating expenses, net was zero compared to $7.2 million for the year ended January 31, 2000. We transitioned manufacturing and selling personal video recorders in the fourth quarter of 1999 to Philips. The revenues and costs resulting from the sale of personal video recorders were not expected to be recurring and are therefore considered incidental to our business and as such have been classified as other operating expense, net.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $7.9 million for the year ended January 31, 2001 compared to $3.6 million for the year ended January 31, 2000, as cash balances have increased largely due to the AOL investment in calendar year 2000.

     Interest expense and other. Interest expense and other was $509,000 for the year ended January 31, 2001. This includes amortization of the value assigned primarily to the Comdisco warrant for interest expense of $164,000 and disposal of an asset no longer used of approximately $227,000. For the year ended January 31, 2000, interest expense and other was $495,000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 were $3.6 million, compared to $223,000 for the year ended December 31, 1999. The increase is attributable to increased customer subscriptions to the TiVo Service, which grew by approximately 118,000 new subscribers during calendar year 2000, bringing the total installed subscriber base to approximately 136,000 as of December 31, 2000.

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

     Research and development expenses. TiVo's research and development expenses for the year ended December 31, 2000 were $24.3 million compared to $9.7 million for the year ended December 31, 1999. Approximately 49% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 22% of the total increase was related to research and development consulting expenses.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2000 were $102.1 million compared to $24.5 million for the year ended December 31, 1999. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 78% of the total increase in sales and marketing expenses from 1999 to 2000. For the year ended December 31, 2000, channel sales support was $7.2 million compared to $1.7 million for the year ended December 31, 1999. Channel sales support accounted for 7% of the total increase.

     Sales and marketing--related parties. Sales and marketing--related parties expense for the year ended December 31, 2000 was $53.6 million compared to $15.2 million for the year ended December 31, 1999. The increase in sales and marketing--related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service.

     Sales and marketing--related parties expense as of December 31, 2000, consists of cash charges of $44.0 million and non-cash charges of $9.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL, Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of December 31, 2000 was $44.4 million. As of December 31, 2000, $22.1 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

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

     Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $3.1 million for the year ended December 31, 2000 and $1.5 million for the year ended December 31, 1999.

     Other operating expenses, net. Other operating expenses, net consists of the revenues from the sale of personal video recorders sold directly by TiVo, less the cost of the personal video recorders sold. For the year ended December 31, 2000, other operating expenses, net was zero compared to $7.2 million for the year ended December 31, 1999.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $7.9 million for the year ended December 31, 2000 compared to $2.9 million for the year ended December 31, 1999, as cash balances have increased largely due to the AOL investment in calendar year 2000.

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

     Research and development expenses. TiVo's research and development expenses for the year ended December 31, 1999 were $9.7 million compared to $5.6 million for the year ended December 31, 1998. Increase in salary expenses due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms accounted for approximately 72% of the total increase from calendar year 1998 to 1999. Approximately 22% of the total increase was related to research and development consulting expenses.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1999 were $24.5 million compared to $1.3 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 75% of the total increase in sales and marketing expenses from calendar year 1998 to 1999. For the year ended December 31, 1999, sales support expense was $1.7 million compared to zero for the year ended December 31, 1998. Sales support accounted for 7% of the total increase.

     Sales and marketing--related parties. Sales and marketing--related parties expense for the year ended December 31, 1999 was $15.2 million compared to zero for the year ended December 31, 1998. The increase in sales and marketing-- related parties expense is attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service.

     Sales and marketing--related parties expense as of December 31, 1999, consists of cash expense of $2.5 million and non-cash charges of $12.7 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to Quantum, DIRECTV and Creative Artists Agency, LLC. The total amount of warrant valuation and common stock issued for services as of December 31, 1999 was $29.0 million. As of December 31, 1999, $16.3 million has not yet been amortized.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 1999 were $7.0 million compared to $2.9 million for the year ended December 31, 1998. Over 24% of the increase was primarily attributable to the hiring of additional personnel and related expenses. Also contributing to the increase were the costs of establishing Information Services and Service Operations departments which did not exist during the year ended December 31, 1998 or prior. The costs of the Information Services department was 38% and the costs of the Service Operations department was 31% of the total increase in general and administrative expenses.

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

Liquidity and Capital Resources

     From inception through January 31, 2001, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At January 31, 2001, we had $124.5 million of cash and cash equivalents. In April 2001, we announced our new operating plan that we believe will eliminate the need for additional funding during our current fiscal year, ending on January 31, 2002. The plan supports our key objectives of building our subscriber base and increasing revenue, while reducing our operating expenses by nearly 35%. We intend to execute several key initiatives in order to achieve our targeted cost reductions. We expect that these initiatives will reduce our cash burn-rate by approximately $60.0 million for the current fiscal year ending January 31, 2002. The initiatives are: leveraged marketing, a new, low cost platform, reduced infrastructure costs, reduced service operations costs and headcount reductions. With this change in our operating plan, we believe that our capital is adequate to fund operations, capital expenditures and working capital needs through our fiscal year ending January 31, 2002.

     Net cash used in operating activities was $23.6 million for the one-month transition period ended January 31, 2001. During the one-month transition period ended January 31, 2001, we continued to provide the TiVo Service, incurring a net loss of $18.6 million. Uses of cash from operating activities also included an increase in prepaid expenses of $17.8 million, of which $16.5 million was for prepaid advertising related to the AOL media insertion orders, an increase in accounts receivable-related parties of $623,000 and an decrease in accrued liabilities of $127,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accrued liabilities--related parties of $6.0 million, an increase in accounts payable of $2.0 million, an increase in long-term deferred revenue of $1.1 million, an increase in deferred revenue of $850,000 and an increase in other long-term liabilities of $30,000.

     Net cash used in investing activities was $758,000 for the one-month transition period ended January 31, 2001 was for the acquisition of property and equipment.

     Net cash provided by financing activities was $42.8 million for the one-month transition period ended January 31, 2001. Of this amount, $43.5 million was from proceeds of restricted cash that was released under the terms of the First Amendment to the Escrow Agreement, dated as of January 30, 2001. Additionally, we received $21,000 from the issuance of common stock for stock options exercised. Cash was used for payment of the redeemable convertible preferred stock dividend of $423,000, payment of issuance costs for the stock issued to AOL of $250,000 and payment on a capital lease of $64,000.

     We have commitments for future lease payments under facilities operating leases of $18.8 million and obligations under capital leases of $1.4 million as of January 31, 2001. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

     Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

          .    to develop new or enhance existing services or products;

          .    to continue support of our customer call center

          .    to subsidize the sale of personal video recorders;

          .    for advertising to educated consumers;

          .    to further expansion in the European market;

          .    for general corporate purposes.

     We believe that our cash and cash equivalents, the net proceeds from the sale of our Series A redeemable convertible preferred stock and private sales of equity securities and the net proceeds from the initial public offering that we have raised to date will be sufficient to fund our operations for at least the next 12 months through fiscal year ending January 31, 2002. Despite our expectations, we may need to raise additional capital before the end of the next 12 months in order to:

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

Factors That May Affect Future Operating Results

     In addition to the other information included in this Transition Report, the following factors should be considered in evaluating our business and future prospects:

  We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

     We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the one-month transition period ended January 31, 2001 and the year ended December 31, 2000, we recognized subscription revenues of $989,000 and $3.6 million, respectively. As of January 31, 2001, we had an accumulated deficit of $302.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

  Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

     We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of January 31, 2001, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

  If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

     Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of calendar year 1999. We will rely principally on our consumer electronics partners, such as Philips and Sony, to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DIRECTV and BSkyB to market, sell and support the TiVo Service to DIRECTV and BSkyB subscribers. The ongoing marketing campaign requires, among other things, that we:

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

     On January 6, 2000, PhoneTel Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Northern District of Texas alleging willful and deliberate violation of U.S. Patent Number 4,873,584, entitled "Computer Control for VCR including Display of Record Playback Listing and Playback Order Selection." held by PhoneTel. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its television set-top boxes, and sought unspecified monetary damages, an injunction against TiVo's operations, and attorneys' fees and costs. On April 17, 2000, the suit was voluntarily dismissed by PhoneTel. While the suit could be re-filed by PhoneTel, TiVo believes that it has meritorious defenses against the claims and would vigorously defend itself against such claims. In the event the suit is re-filed, TiVo could be forced to incur material expenses, and in the event it were to lose such a suit, its business would be harmed.

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

     Consumers may be concerned about the use of viewing information gathered by the TiVo Service and personal video recorder. Currently, we gather anonymous information about our subscribers' viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

     The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 12, 2001, our common stock has closed between $71.50 per share and $4.00 per share, closing at $4.11 on April 12, 2001. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and conduct transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year.

     We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

     The table below presents principal amounts and related weighted average interest rates as of January 31, 2001 for our cash and cash equivalents. We had no short-term investments at this time.

          Cash and cash equivalents...............................       $124,474,000
              Average interest rate...............................               6.27%

     Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

     The Company's consolidated financial statements and notes thereto appear on pages 46 to 72 of this Transition Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. "Selected Financial Data."


Index to Financial Statements

        Report of Independent Public Accountants.........  45
        Consolidated Balance Sheets......................  46
        Consolidated Statements of Operations............  48
        Consolidated Statements of Stockholders' Equity..  49
        Consolidated Statements of Cash Flows............  52
        Notes to Consolidated Financial Statements.......  54

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of TiVo Inc.:

     We have audited the accompanying consolidated balance sheets of TiVo Inc. (a Delaware corporation) as of January 31, 2001, December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the one-month ended January 31, 2001 and for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. as of January 31, 2001, December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the one-month ended January 31, 2001 and for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                    /s/ ARTHUR ANDERSEN LLP

San Francisco, California
March 2, 2001

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                             January 31,   December 31,   December 31,
                                                                                2001           2000           1999
                                                                           --------------------------------------------
                                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents................................................   $124,474,000   $106,096,000   $139,687,000
 Short-term investments...................................................             --             --      6,168,000
 Restricted cash..........................................................     50,104,000     93,166,000             --
 Accounts receivable, net of allowance for doubtful accounts of $263,000,
  $211,000 and zero as of January 31, 2001,
  December 31, 2000 and December 31, 1999 respectively....................      1,772,000      2,036,000        127,000
 Accounts receivable-related parties......................................      4,878,000      4,255,000        210,000
 Prepaid expenses and other...............................................      8,391,000      9,093,000      2,589,000
                                                                           --------------  -------------  -------------
  Total current assets....................................................    189,619,000    214,646,000    148,781,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,813,000,
 $4,307,000 and $831,000 as of January 31, 2001, December 31, 2000 and
 December 31, 1999, respectively..........................................     21,924,000     21,672,000      4,061,000
                                                                           --------------  -------------  -------------
       Total assets.......................................................   $211,543,000   $236,318,000   $152,842,000
                                                                           ==============  =============  =============
LIABILITIES, REDEEMABLE  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK  AND
STOCKHOLDERS' EQUITY
LIABILITIES
 Accounts payable.........................................................   $ 21,971,000   $ 20,018,000   $  8,432,000
 Accrued liabilities......................................................     19,863,000     19,990,000      4,778,000
 Accrued liabilities-related parties......................................     49,839,000     43,847,000      2,349,000
 Deferred interest income on restricted cash..............................      2,104,000      1,666,000             --
 Deferred revenue, short-term.............................................      6,210,000      5,360,000      2,271,000
 Current portion of obligations under capital lease.......................        796,000        792,000        624,000
                                                                           --------------  -------------  -------------
  Total current liabilities...............................................    100,783,000     91,673,000     18,454,000
 Long-term portion of obligations under capital lease.....................        538,000        606,000      1,141,000
 Deferred revenue, long-term..............................................     12,113,000     11,013,000             --
 Other long-term liabilities..............................................      1,217,000      1,187,000             --
                                                                           --------------  -------------  -------------
  Total long-term liabilities.............................................     13,868,000     12,806,000      1,141,000
                                                                           --------------  -------------  -------------
       Total liabilities..................................................    114,651,000    104,479,000     19,595,000
                                                                           --------------  -------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                                                                             January 31,     December 31,    December 31,
                                                                                2001             2000            1999
                                                                           ----------------------------------------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK AND  COMMON STOCK
 Series A Redeemable convertible preferred stock,
     par value $0.001:
 Issued and outstanding shares at January 31, 2001,
     December 31, 2000 and December 31, 1999 are
     1,600,000, 2,711,861 and zero, respectively..........................  $       2,000   $       3,000    $         --
 Redeemable common stock, par value $0.001:
  Issued and outstanding shares at January 31, 2001,
     December 31, 2000 and December 31, 1999 are zero,
     806,889 and zero, respectively.......................................             --           1,000              --
 Additional paid-in capital...............................................     46,553,000      96,986,000              --
                                                                           --------------  --------------  --------------
       Total redeemable convertible preferred stock and   common stock....     46,555,000      96,990,000              --

STOCKHOLDERS' EQUITY
 Series A Convertible preferred stock, par value $0.001:
  Authorized shares at January 31, 2001 and December 31, 2000 are
   10,000,000 and December 31, 1999 are zero
  Issued and outstanding shares at January 31, 2001 are 1,111,861 and
   zero at December 31, 2000 and December 31, 1999........................  $       1,000   $          --    $         --
 Common stock, par value $0.001:
  Authorized shares at January 31, 2001 and December 31, 2000 are
   150,000,000 and at December 31, 1999 are 75,000,000
  Issued and outstanding shares at January 31, 2001 and December 31, 2000 and December 31, 1999 are 43,430,023, 42,597,530 and 37,746,391,
   respectively...........................................................         43,000          42,000          38,000
 Additional paid-in capital...............................................    406,294,000     351,151,000     235,423,000
 Deferred compensation....................................................     (2,786,000)     (2,972,000)     (6,170,000)
 Prepaid marketing expenses...............................................    (48,458,000)    (27,550,000)    (16,341,000)
 Note receivable..........................................................     (2,509,000)     (2,587,000)     (2,822,000)
 Retained deficit.........................................................   (302,248,000)   (283,235,000)    (76,881,000)
                                                                           --------------  --------------  --------------
       Total stockholders' equity.........................................     50,337,000      34,849,000     133,247,000
                                                                           --------------  --------------  --------------
       Total liabilities, redeemable convertible preferred stock and
        common stock and stockholders' equity.............................  $ 211,543,000   $ 236,318,000    $152,842,000
                                                                           ==============  ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                                    TIVO INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     One-Month      One-Month
                                                        Ended         Ended                               Year Ended
                                                     ----------     ----------       -----------------------------------------------
                                                     January 31,    January 31,       December 31,    December 31,     December 31,
                                                         2001          2000              2000            1999             1998
                                                     -----------    -----------       -------------   ------------     ------------
                                                                    (unaudited)
Revenues.........................................   $    989,000    $   134,000       $   3,571,000   $    223,000     $         --
Costs and expenses
 Cost of services (excludes $9,000, $16,000,
  $141,000, $116,000 and zero of amortization
  of stock-based compensation for the one-month
  periods ended January 31, 2001 and 2000 and
  years ended December 31, 2000, 1999 and 1998,
  respectively)..................................      1,710,000      1,204,000          18,382,000      4,067,000               --
Research and development (excludes $37,000,
  $89,000, $791,000, $431,000 and zero of
  amortization of stock-based compensation for
  the one-month periods ended January 31, 2001
  and 2000 and years ended December 31, 2000,
  1999 and 1998, respectively)...................      2,507,000      1,694,000          24,279,000      9,727,000        5,614,000
Sales and marketing (excludes $60,000, $78,000,
  $992,000, $176,000 and zero of amortization
  of stock-based compensation for the one-month
  periods ended January 31, 2001 and 2000 and
  years ended December 31, 2000, 1999 and 1998,
  respectively)..................................      7,884,000      3,532,000         102,091,000     24,502,000        1,277,000
Sales and marketing-related parties..............      6,632,000      2,225,000          53,604,000     15,172,000               --
General and administrative (excludes $69,000,
  $138,000, $1,191,000, $807,000 and zero of
  amortization of stock-based compensation for
  the one-month periods ended January 31, 2001
  and 2000 and years ended December 31, 2000,
  1999 and 1998 respectively)....................      1,326,000        614,000          14,346,000      7,027,000        2,946,000
Stock-based compensation.........................        175,000        321,000           3,115,000      1,530,000               --
Other operating expense, net.....................             --             --                  --      7,210,000               --
                                                    ------------    -----------       -------------   ------------     ------------
  Loss from operations...........................    (19,245,000)    (9,456,000)       (212,246,000)   (69,012,000)      (9,837,000)

     Interest income.............................        672,000        721,000           7,928,000      2,913,000          136,000

     Interest expense and other..................        (17,000)       (29,000)           (522,000)      (466,000)         (20,000)
                                                    ------------    -----------       -------------   ------------     ------------
  Net loss.......................................    (18,590,000)    (8,764,000)       (204,840,000)   (66,565,000)      (9,721,000)
  Less: Series A redeemable convertible
   preferred stock dividend......................       (423,000)            --          (1,514,000)            --               --
                                                    ------------    -----------       -------------   ------------     ------------
Net loss attributable to common stock............   $(19,013,000)   $(8,764,000)      $(206,354,000)  $(66,565,000)    $ (9,721,000)
                                                    ============    ===========       =============   ============     ============
 Net loss per common share
  Basic and diluted..............................   $      (0.47)   $     (0.25)      $       (5.55)  $      (5.49)    $      (3.25)
                                                    ============    ===========       =============   ============     ============
 Weighted average common shares outstanding -
  Basic and diluted..............................     40,850,353     35,274,071          37,175,493     12,128,560        2,989,717
                                                    ============    ===========       =============   ============     ============

 The accompanying notes are an integral part of these consolidated statements

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Convertible                                            Additional
                                                          Preferred Stock                    Common Stock            Paid-In
                                                    ---------------------------       --------------------------
                                                       Shares         Amount            Shares           Amount      Capital
                                                    -----------   -------------       ----------         -------   ------------
 BALANCE, DECEMBER 31, 1997                           5,000,000   $   2,990,000        2,916,664         $ 3,000   $      7,000
  Issuance of Series B preferred stock at
   $1.26 per share for cash.......................    3,660,914       4,609,000               --              --             --
  Issuance of Series C preferred stock at
   $1.85 per share for cash.......................    2,500,000       4,618,000               --              --             --
  Exercise of stock options for common stock......           --              --        2,276,458           2,000        130,000
  Common stock exchanged for services.............           --              --          198,586              --         60,000
  Series C preferred stock exchanged for
   services.......................................       13,513          25,000               --              --             --
  Common stock repurchases........................           --              --         (174,771)             --         (7,000)
  Net loss........................................           --              --               --              --             --
                                                    -----------   -------------       ----------         -------   ------------
 BALANCE, DECEMBER 31, 1998                          11,174,427   $  12,242,000        5,216,937         $ 5,000   $    190,000
  Issuance of Series D preferred stock at
   $3.68 per share for cash.......................    1,358,695       4,973,000               --              --             --
  Issuance of Series E preferred stock at
   $7.40 per share for cash.......................      270,270       1,982,000               --              --             --
  Issuance of Series F preferred stock at
   $7.40 per share for cash.......................      405,405       2,960,000               --              --             --
  Issuance of Series G preferred stock at
   $7.40 per share for cash.......................    1,013,513       7,431,000               --              --             --
  Issuance of Series H preferred stock at
   $7.40 per share for cash.......................    1,351,351       9,992,000               --              --             --
  Issuance of Series I preferred stock at
   $10.41 per share for cash......................    3,121,994      31,494,000               --              --             --
  Issuance of Series J preferred stock at
   $10.41 per share for cash......................    3,123,789      31,740,000               --              --             --
  Conversion of preferred stock to common
   stock..........................................  (21,819,444)   (102,814,000)      21,819,444          22,000    102,792,000
  Issuance of preferred stock warrants for
   services.......................................           --              --               --              --     12,828,000
  Issuance of common stock through initial
   public offering, net of issuance costs.........           --              --        6,166,875           6,000     90,249,000
  Issuance of common stock for marketing
   services.......................................           --              --        1,852,329           2,000     12,038,000
  Issuance of common stock for marketing
   services and note receivable...................           --              --        1,128,867           1,000      7,336,000

                                                                                        Prepaid
                                                         Deferred        Marketing        Note         Retained
                                                       Compensation       Expense      Receivable      Deficit          Total
                                                       ------------    ------------   -----------   -------------   -------------
 BALANCE, DECEMBER 31, 1997                             $        --    $         --   $        --   $    (595,000)  $   2,405,000
  Issuance of Series B preferred stock at
   $1.26 per share for cash.......................               --              --            --              --       4,609,000
  Issuance of Series C preferred stock at
   $1.85 per share for cash.......................               --              --            --              --       4,618,000
  Exercise of stock options for common stock......               --              --            --              --         132,000
  Common stock exchanged for services.............               --              --            --              --          60,000
  Series C preferred stock exchanged for
   services.......................................               --              --            --              --          25,000
  Common stock repurchases........................               --              --            --              --          (7,000)
  Net loss........................................               --              --            --      (9,721,000)     (9,721,000)
                                                        -----------    ------------   -----------   -------------   -------------
 BALANCE, DECEMBER 31, 1998                             $        --    $         --   $        --   $ (10,316,000)  $   2,121,000
  Issuance of Series D preferred stock at
   $3.68 per share for cash.......................               --              --            --              --       4,973,000
  Issuance of Series E preferred stock at
   $7.40 per share for cash.......................               --              --            --              --       1,982,000
  Issuance of Series F preferred stock at
   $7.40 per share for cash.......................               --              --            --              --       2,960,000
  Issuance of Series G preferred stock at
   $7.40 per share for cash.......................               --              --            --              --       7,431,000
  Issuance of Series H preferred stock at
   $7.40 per share for cash.......................               --              --            --              --       9,992,000
  Issuance of Series I preferred stock at
   $10.41 per share for cash......................               --              --            --              --      31,494,000
  Issuance of Series J preferred stock at
   $10.41 per share for cash......................               --              --            --              --      31,740,000
  Conversion of preferred stock to common
   stock..........................................               --              --            --              --              --
  Issuance of preferred stock warrants for
   services.......................................               --     (12,454,000)           --              --         374,000
  Issuance of common stock through initial
   public offering, net of issuance costs.........               --              --            --              --      90,255,000
  Issuance of common stock for marketing
   services.......................................               --     (12,040,000)           --              --              --
  Issuance of common stock for marketing
   services and note receivable...................               --      (4,515,000)   (2,822,000)             --              --

       The accompanying notes are an integral part of these statements.

                                                            Covertible                                                 Additional
                                                         Preferred Stock                   Common Stock                  Paid-In
                                                   ----------------------------    -----------------------------
                                                      Shares          Amount          Shares           Amount            Capital
                                                   ------------    ------------    -------------    ------------      -------------
Issuance of common stock warrants for                        --              --               --              --            498,000
   services..................................
Exercise of stock options for common stock...                --              --          525,064           1,000          1,191,000
Exercise of warrants for common stock........                --              --        1,125,234           1,000             (1,000)
Common stock exchanged for services..........                --              --          137,983              --            605,000
Common stock repurchases.....................                --              --         (226,342)             --            (28,000)
Amortization of prepaid marketing expenses...                --              --               --              --                 --
Amortization of warrants for services........                --              --               --              --             25,000
Recognition of deferred compensation.........                --              --               --              --          7,700,000
Stock-based compensation expense.............                --              --               --              --                 --
Net loss.....................................                --              --               --              --                 --
                                                   ------------    ------------    -------------    ------------      -------------
BALANCE, DECEMBER 31, 1999                                   --    $         --       37,746,391         $38,000       $235,423,000
                                                   ============    ============    =============    ============      =============
Series A redeemable convertible preferred
    stock dividend, $0.56 per share..........                --              --               --              --                 --
Issuance of common stock for cash and                        --              --        4,327,833           4,000         99,996,000
   prepaid marketing.........................
Issuance costs for common stock..............                --              --               --              --         (3,050,000)
Recognition of marketing expenses............                --              --               --              --                 --
Issuance of warrants for marketing expenses..                --              --               --              --            246,000
Issuance of common stock warrants for
   prepaid marketing expenses................                --              --               --              --         15,364,000
Issuance of common stock - employee stock
   purchase plan.............................                --              --          177,907              --          2,185,000
Exercise of stock options for common stock...                --              --          395,465              --          1,110,000
Common stock repurchases.....................                --              --          (50,066)             --             (4,000)
Reversal of deferred compensation............                --              --               --              --            (83,000)
Stock-based compensation expense.............                --              --               --              --                 --
Amortization of prepaid marketing expenses...                --              --               --              --                 --
Amortization of note receivable..............                --              --               --              --                 --
Amortization of warrants.....................                --              --               --              --            (36,000)
Net loss.....................................                --              --               --              --                 --
                                                   ------------    ------------    -------------    ------------      -------------
BALANCE, DECEMBER 31, 2000                                   --    $         --       42,597,530    $     42,000      $ 351,151,000
                                                   ------------    ------------    -------------    ------------      -------------

                                                                     Prepaid
                                                     Deferred      Markerting           Note            Retained
                                                   Compensation      Expense         Receivable          Deficit          Total
                                                   ------------    -----------      ------------    ----------------- -------------
Issuance of common stock warrants for
   services..................................                --              --               --              --            498,000
Exercise of stock options for common stock...                --              --               --              --          1,192,000
Exercise of warrants for common stock........                --              --               --              --                 --
Common stock exchanged for services..........                --              --               --              --            605,000
Common stock repurchases.....................                --              --               --              --            (28,000)
Amortization of prepaid marketing expenses...                --      12,668,000               --              --         12,668,000
Amortization of warrants for services........                --              --               --              --             25,000
Recognition of deferred compensation.........        (7,700,000)             --               --              --                 --
Stock-based compensation expense.............         1,530,000              --               --              --          1,530,000
Net loss.....................................                --              --               --     (66,565,000)       (66,565,000)
                                                   ------------    ------------     ------------   -------------      -------------
BALANCE, DECEMBER 31, 1999                          $(6,170,000)   $(16,341,000)     $(2,822,000)  $ (76,881,000)    $ 133,247,000
                                                   ============    ============     ============   =============      =============
Series A redeemable convertible preferred
    stock dividend, $0.56 per share..........                --              --               --      (1,514,000)        (1,514,000)
Issuance of common stock for cash and
   prepaid marketing.........................                --      (8,500,000)              --              --         91,500,000
Issuance costs for common stock..............                --              --               --              --         (3,050,000)
Recognition of marketing expenses............                --       3,888,000               --              --          3,888,000
Issuance of warrants for marketing expenses..                --              --               --              --            246,000
Issuance of common stock warrants for
   prepaid marketing expenses................                --     (15,364,000)              --              --                 --
Issuance of common stock - employee stock
   purchase plan.............................                --              --               --              --          2,185,000
Exercise of stock options for common stock...                --              --               --              --          1,110,000
Common stock repurchases.....................                --              --               --              --             (4,000)
Reversal of deferred compensation............            83,000              --               --              --                 --
Stock-based compensation expense.............         3,115,000              --               --              --          3,115,000
Amortization of prepaid marketing expenses...                --       7,160,000               --              --          7,160,000
Amortization of note receivable..............                --              --          235,000              --            235,000
Amortization of warrants.....................                --       1,607,000               --              --          1,571,000
Net loss.....................................                --              --               --    (204,840,000)      (204,840,000)
                                                   ------------    ------------     ------------   --------------     -------------
BALANCE, DECEMBER 31, 2000                         $ (2,972,000)   $(27,550,000)    $ (2,587,000)  $(283,235,000)     $  34,849,000

       The accompanying notes are an integral part of these statements.

                                                        Convertible
                                                      Preferred Stock                  Common Stock              Additional
                                               ------------------------------  ----------------------------       Paid-In
                                                   Shares          Amount        Shares           Amount          Capital
                                               --------------  --------------  ------------    ------------    ------------
Series A redeemable convertible preferred
  stock dividend declared, $0.16 per share....             --               --           --              --              --
Removal of redemption feature-Series A
  convertible preferred stock.................      1,111,861            1,000           --              --      32,351,000
Removal of redemption feature-common stock....             --               --      806,889           1,000      18,082,000
Exercise of stock options for common stock....             --               --       25,604              --          21,000
Issuance of common stock warrants for
  marketing expense...........................             --               --           --              --          76,000
Repricing of common stock warrants for
   prepaid marketing expenses and other
   consideration..............................             --               --           --              --       4,874,000
Recognition of prepaid marketing expenses.....             --               --           --              --              --
Amortization of value of warrants.............             --               --           --              --              --
Amortization of prepaid marketing expenses....             --               --           --              --              --
Recognition of  marketing expenses............             --               --           --              --              --
Reversal of deferred compensation.............             --               --           --              --         (11,000)
Recognition of stock-based compensation
  expense.....................................             --               --           --              --              --
Amortization of note receivable...............             --               --           --              --              --
Issuance costs for convertible preferred
  stock and common stock......................             --               --           --              --        (250,000)

Net loss......................................             --               --           --              --              --
                                                  -----------    -------------  -----------   -------------   -------------

BALANCE, JANUARY 31, 2001.....................      1,111,861    $       1,000   43,430,023   $      43,000   $ 406,294,000
                                                  ===========    =============  ===========   =============   =============

                                                                     Prepaid
                                                    Deferred        Marketing       Note          Retained
                                                  Compensation       Expense     Receivable       Deficit          Total
                                                  ------------    ------------  -----------       ---------      ----------
Series A redeemable convertible preferred
  stock dividend declared, $0.16 per share....             --               --           --        (423,000)       (423,000)
Removal of redemption feature-Series A
  convertible preferred stock.................             --               --           --              --      32,352,000
Removal of redemption feature-common stock....             --               --           --              --      18,083,000
Exercise of stock options for common stock....             --               --           --              --          21,000
Issuance of common stock warrants for
   marketing expenses.........................             --               --           --              --          76,000
Repricing of common stock warrants for
   prepaid marketing expenses and other
   consideration..............................             --       (4,874,000)          --              --              --
Recognition of prepaid marketing expenses....              --      (18,502,000)                                 (18,502,000)

Amortization of value of warrants.............             --          453,000           --              --         453,000
Amortization of prepaid marketing expenses....             --          627,000           --              --         627,000
Recognition of marketing expenses............              --        1,388,000           --              --       1,388,000

Reversal of deferred compensation.............         11,000               --           --              --              --
Recognition of stock-based compensation
  expense.....................................        175,000               --           --              --         175,000

Amortization of note receivable...............             --               --       78,000              --          78,000
Issuance costs for convertible preferred
  stock and common stock......................             --               --           --              --        (250,000)

Net loss......................................             --               --           --     (18,590,000)    (18,590,000)
                                                  -----------    -------------  -----------   -------------   -------------
BALANCE, JANUARY 31, 2001.....................    $(2,786,000)   $ (48,458,000) $(2,509,000)  $(302,248,000)  $  50,337,000
                                                  ===========    =============  ===========   =============   =============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     One-Month       One-Month
                                                                       Ended            Ended
                                                                   ---------------------------------
                                                                      January 31,     January 31,         Year Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                         2001             2000            2000           1999
                                                                   ----------------------------------------------------------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................................     $(18,590,000)    $(8,764,000)   $(204,840,000)  $(66,565,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization..............................          506,000         104,000        3,476,000        661,000
     Issuance of preferred stock warrants for services..........               --              --               --        374,000
     Issuance of common stock warrants for services.............           76,000              --          246,000        498,000
     Common stock exchanged for services........................               --              --               --        605,000
     Amortization of prepaid marketing expenses.................          627,000         186,000        7,160,000     12,668,000
     Amortization of warrants issued for services...............          453,000         115,000        1,571,000        110,000
     Recognition of prepaid marketing expense...................        1,388,000              --        3,888,000             --
     Stock-based compensation expense...........................          175,000         322,000        3,115,000      1,530,000
     Amortization of note receivable............................           78,000              --          235,000             --
  Changes in assets and liabilities:
     Accounts receivable........................................          264,000         (63,000)      (1,909,000)      (337,000)
     Accounts receivable-related parties........................         (623,000)        100,000       (4,045,000)            --
     Prepaid expenses and other.................................      (17,800,000)     (1,552,000)      (6,504,000)    (2,335,000)
     Accounts payable...........................................        1,953,000       1,780,000       11,586,000      8,127,000
     Accrued liabilities........................................         (127,000)      1,058,000       15,212,000      4,103,000
     Accrued liabilities-related parties........................        5,992,000       2,072,000       41,498,000      2,349,000
     Deferred revenue...........................................          850,000         520,000        3,089,000      2,271,000
     Long-term deferred revenue.................................        1,100,000              --       11,013,000             --
     Other long-term liabilities................................           30,000              --        1,187,000             --
                                                                   ----------------------------------------------------------------
   Net cash used in operating activities........................      (23,648,000)     (4,122,000)    (114,022,000)   (35,941,000)
                                                                   ----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net....................         (758,000)     (1,639,000)     (21,087,000)    (3,930,000)
  Sale (purchase) of short-term investments, net................               --       3,530,000        6,168,000     (6,004,000)
                                                                   ----------------------------------------------------------------
   Net cash used in investing activities........................         (758,000)      1,891,000      (14,919,000)    (9,934,000)
                                                                   ----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock, net of
   issuance costs...............................................               --              --               --     90,572,000
  Proceeds from issuance of common stock through initial public
   offering, net of issuance costs..............................               --              --               --     90,255,000
  Proceeds from issuance of common stock........................               --              --      100,000,000             --
  Payment of issuance costs for redeemable convertible
   preferred stock, redeemable common stock and common stock....         (250,000)             --       (6,060,000)            --
  Proceeds from release of restricted cash......................       43,500,000              --               --             --
  Proceeds from issuance of common stock - employee stock                                                                      --
   purchase plan................................................               --              --        2,185,000
  Proceeds from exercise of common stock options................           21,000          14,000        1,110,000      1,192,000
  Series A redeemable convertible preferred stock dividend......         (423,000)             --       (1,514,000)            --
  Repurchase of common stock....................................               --              --           (4,000)       (28,000)
  Net (payments) borrowings under capital lease.................          (64,000)        188,000         (367,000)     1,765,000
  Borrowings under line of credit...............................               --              --               --             --
  Repayments under line of credit...............................               --              --               --             --
  Increase (decrease) in bank overdraft.........................               --              --               --       (442,000)
                                                                   ----------------------------------------------------------------
   Net cash provided by financing activities....................       42,784,000         202,000       95,350,000    183,314,000
                                                                   ----------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       18,378,000      (2,029,000)     (33,591,000)   137,439,000
                                                                   ----------------------------------------------------------------

                                                                    -----------
                                                                        1998
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................................    $(9,721,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization..............................        242,000
     Issuance of preferred stock warrants for services..........             --
     Issuance of common stock warrants for services.............             --
     Common stock exchanged for services........................         85,000
     Amortization of prepaid marketing expenses.................             --
     Amortization of warrants issued for services...............             --
     Recognition of prepaid marketing expense...................             --
     Stock-based compensation expense...........................             --
     Amortization of note receivable............................             --
  Changes in assets and liabilities:
     Accounts receivable........................................             --
     Accounts receivable-related parties........................             --
     Prepaid expenses and other.................................       (282,000)
     Accounts payable...........................................        188,000
     Accrued liabilities........................................        649,000
     Accrued liabilities-related parties........................             --
     Deferred revenue...........................................             --
     Long-term deferred revenue.................................             --
     Other long-term liability..................................             --
                                                                    -----------
   Net cash used in operating activities........................     (8,839,000)
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net....................       (673,000)
  Sale (purchase) of short-term investments, net................       (144,000)
                                                                    -----------
   Net cash used in investing activities........................       (817,000)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible preferred stock, net of
   issuance costs...............................................      9,227,000
  Proceeds from issuance of common stock through initial public
   offering, net of issuance costs..............................             --
  Proceeds from issuance of common stock........................             --
  Payment of issuance costs for redeemable convertible
   preferred stock, redeemable common stock and common stock....             --
  Proceeds from release of restricted cash......................             --
  Proceeds from issuance of common stock - employee stock
   purchase plan................................................             --
  Proceeds from exercise of common stock options................        132,000
  Series A redeemable convertible preferred stock dividend......             --
  Repurchase of common stock....................................         (7,000)
  Net (payments) borrowings under capital lease.................             --
  Borrowings under line of credit...............................        610,000
  Repayments under line of credit...............................       (610,000)
  Increase (decrease) in bank overdraft.........................        442,000
                                                                    -----------
   Net cash provided by financing activities....................      9,794,000
                                                                    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        138,000
                                                                    -----------

                                   TIVO INC.

                                                                 One-Month     One-Month
                                                                   Ended         Ended
                                                               ---------------------------------------------------------------------
                                                                January 31,   January 31,               Year Ended December 31,
                                                               ---------------------------------------------------------------------
                                                                   2001          2000          2000          1999        1998
                                                               ---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period...............................   106,096,000   139,687,000   139,687,000     2,248,000   2,110,000
                                                               ---------------------------------------------------------------------
  Balance at end of period.....................................  $124,474,000  $137,658,000  $106,096,000  $139,687,000  $2,248,000
                                                               =====================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.......................................  $    (11,000) $    (11,000) $  ( 117,000) $    (41,000) $  (19,000)
  (Recognition) reversal of deferred stock-based compensation..        11,000         63,000        83,000    (7,700,000)        --
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER FINANCING
 INFORMATION
  Restricted cash received from issuance of Series A
     redeemable convertible preferred stock....................  $         --  $         --  $ 81,356,000  $         --  $       --
  Restricted cash received from issuance of redeemable common                                                        --          --
   stock.......................................................            --            --    18,644,000
  Restricted cash used for prepaid marketing expenses..........            --            --    (8,500,000)           --          --
  Restricted cash released to cash in connection with Second      (43,500,000)           --            --            --          --
   Amendment to AOL Investment Agreement.......................
  Interest income earned on restricted cash....................       438,000            --     1,666,000            --          --
  Issuance of common stock warrants for prepaid marketing                  --            --                          --          --
   expenses....................................................                               (15,364,000)

  Issuance of Series A convertible preferred stock for            (33,356,000)           --            --            --          --
      Series A redeemable preferred stock and release of
       restricted cash.........................................
  Issuance of common stock for redeemable common stock and        (18,644,000)           --            --            --          --
   release of restricted cash..................................
  Incremental value of repriced common stock warrants..........     4,874,000            --            --            --          --
  Stock issued for a note receivable...........................            --            --            --     2,822,000          --
  Equipment acquired under capital lease.......................            --            --       367,000     1,978,000          --

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

     TiVo has recognized limited revenue, has incurred significant losses and has had substantial negative cash flow. During the one-month transition period ended January 31, 2001 and the year ended December 31, 2000, TiVo recognized subscription revenues of $989,000 and $3.6 million, respectively. As of January 31, 2001, TiVo had an accumulated deficit of $302.2 million. In April 2001, in an effort to eliminate the need for additional funding during its current fiscal year, the Company reevaluated its business model and announced its new operating plan. The plan supports TiVo's key objectives of building its subscriber base and increasing revenue, while reducing its operating expenses by nearly 35%. TiVo intends to execute several key initiatives in order to achieve its targeted cost reductions. TiVo expects that these initiatives will reduce its cash burn-rate by approximately $60 million for the current fiscal year ending January 31, 2002. The initiatives are: leveraged marketing, a new, low cost platform, reduced infrastructure costs, reduced service operations costs and headcount reductions. With this change in operating plan, TiVo believes that its capital is adequate to fund operations, capital expenditures and working capital needs through its fiscal year ending January 31, 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

     On January 30, 2001, the Company announced a fiscal year end change from December 31 of each year to January 31 of each year.

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

Restricted Cash

     Under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), the Company deposited $91.5 million into an interest bearing escrow account as restricted cash. The $91.5 million in restricted cash is intended to be used for subsidy payments to manufacturer(s) in accordance with the Production Integration and Marketing Agreement between AOL and TiVo, (the "Commercial Agreement"). On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL (the "Second Amendment"). The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and among the Company, AOL and U.S. Trust Company, National Association, as escrow agent, pursuant to which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock. The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement (see Note 9).

Accounts Receivable - Related Parties

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

     Furniture and fixtures................                         3-5 years
     Computer and office equipment.........                         3-5 years
     Lab equipment.........................                         3 years
     Leasehold improvements................  7 years or the life of the lease
     Capitalized software..................                         1-5 years

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

Other Long-Term Liabilities

     Other long-term liabilities consist of deferred rent and security deposit held from our tenant. Deferred rent of $883,000 results from the recognition of rent expense under facilities lease amortized on a straight line basis over 7 years, the life of the related lease. The security deposit from our tenant relates to space in our Alviso facility that we have subleased.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a slight amount of credit risk of these customers as subscription revenue is primarily obtained through credit card sales. The reserve for doubtful accounts at January 31, 2001 was $263,000. The Company does not consider credit risk associated with accounts receivable-related parties (Philips, Sony, AOL, DIRECTV and Quantum) to be material.

Net Loss Per Common Share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of the one-month transition period ended January 31, 2001, net loss per share amount do not include repurchasable common stock issued to DIRECTV (see Note 10), options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 9) and unvested, repurchasable common stock issued under the employee stock option plans (see Note 8).

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

                                                            January 31,                      December 31,
                                                        ---------------  ------------------------------------------------
                                                               2001             2000             1999             1998
                                                        --------------  ---------------  ---------------  ---------------
Series A redeemable convertible preferred stock......        1,600,000        2,711,861               --               --
Series A convertible preferred stock.................        1,111,861               --               --       11,174,427
Convertible preferred stock warrants.................               --               --               --           52,083
Redeemable common stock..............................               --          806,889               --               --
Repurchasable common stock, related parties..........        1,128,867        1,128,867        1,128,867               --
Repurchasable common stock...........................        1,060,849        1,103,736        1,364,366        2,024,187
Options to purchase common stock.....................        7,397,307        7,425,698        4,346,522        1,235,000
Warrants to purchase common stock....................        2,694,861        2,649,380               --               --
                                                        -----------------------------------------------------------------
                   Total                                    14,993,745       15,826,431        6,839,755       14,485,697
                                                        ===================================================================

Stock-Based Compensation and Stock Exchanged for Services

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. No stock compensation expense was recorded in 1998 and 1997. The Company has recorded stock-based compensation expenses of $175,000, $3.1 million and $1.5 million for one-month transition period ended January 31, 2001 and years ended December 31, 2000 and 1999, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Sales and Marketing--Related Parties Expense

     Sales and marketing--related parties expense consists of cash and non-cash charges related to the Company's agreements with DIRECTV, Philips, Quantum, Sony, AOL and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company (see Note 10).

Other Operating Expense, Net

     Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 was classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and was recognized upon shipment to the customer. The Company recorded a provision for estimated warranty costs and returns at the time of sale. This reserve was zero at both January 31, 2001 and December 31, 2000 and $30,000 at December 31, 1999.

Advertising Costs

     In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," the Company expensed advertising costs as incurred. Advertising expenses were $3.2 million for the one-month transition period ended January 31, 2001, $58.4 million for the year ended December 31, 2000, $13.4 million for the year ended December 31, 1999 and zero for the year ended December 31, 1998.

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

Reclassifications

     Certain reclassifications have been made to prior years' financial information to conform with the current period presentation.


3.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                          January 31,                   December 31,
                                                  -----------------------     -------------------------------
                                                             2001                2000                1999
                                                  -----------------------     ------------         ----------
     Furniture and fixtures.......................        $ 3,397,000         $ 3,399,000          $  184,000
     Computer and office equipment................         11,049,000          10,529,000           3,384,000
     Lab equipment................................          1,125,000           1,106,000             559,000
     Leasehold improvements.......................          6,060,000           6,059,000             287,000
     Capitalized software.........................          5,106,000           4,886,000             478,000
                                                  -----------------------------------------------------------
                                                           26,737,000          25,979,000           4,892,000
     Accumulated depreciation.....................         (4,813,000)         (4,307,000)           (831,000)
                                                  -----------------------------------------------------------
     Property and equipment, net..................        $21,924,000         $21,672,000          $4,061,000
                                                  ===========================================================

     Equipment under capital leases was $2.3 million at ended January 31, 2001 and at December 31, 2000 and $2.0 million at December 31, 1999. Depreciation and amortization expense was $501,000, $3.6 million, $661,000 and $155,000 at January 31, 2001 and at years ended December 31, 2000, 1999 and 1998, respectively.

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                        January 31,                December 31,
                                                  -----------------  --------------------------------------
                                                         2001               2000                1999
                                                  -----------------  ------------------  ------------------
     Marketing and promotions..................         $14,843,000         $15,492,000          $2,012,000
     Compensation and vacation.................           1,506,000           1,301,000             626,000
     Consulting and outside services...........             575,000             732,000             750,000
     Commissions...............................                  --                  --             227,000
     Employee stock purchase plan..............             629,000             441,000             491,000
     Legal and accounting......................             713,000             820,000             188,000
     Telecommunications and utilities..........             691,000             458,000                  --
     Prepaid rent from tenant..................             669,000             669,000                  --
     Other.....................................             237,000              77,000             484,000
                                                  ---------------------------------------------------------
                                                        $19,863,000         $19,990,000          $4,778,000
                                                  =========================================================

5.   LINE OF CREDIT

     In December 1997, the Company established a $750,000 line of credit with a financial institution, which expired on August 15, 1999. The line was partially utilized to secure a letter of credit in the amount of $600,000, which expired in July 1999. No amounts were outstanding at January 31, 2001, or at December 31, 2000, 1999 and 1998.

6.  INCOME TAXES

     There was no provision or benefit for income taxes for the one-month transition period ended January 31, 2001, or for the years ended December 31, 2000, 1999 and 1998. Significant components of deferred tax assets were as follows as of January 31, 2001:

     Net operating loss carryforwards.......................    $ 104,590,000
     Tax credit carryforwards...............................        4,687,000
     Temporary differences..................................
      Deferred revenue......................................        8,181,000
      Deferred marketing....................................        5,558,000
      Other.................................................          810,000
                                                                -------------
              Total Temporary differences...................       14,549,000
      Gross deferred tax assets.............................      123,825,000
     Valuation allowance....................................     (123,825,000)
                                                                -------------
      Net deferred tax assets...............................    $          --
                                                                =============

     As of January 31, 2001, the Company had a tax net operating loss (NOL) carryforward of approximately $261.0 million for federal and $162.7 million for California purposes. The federal NOL expires beginning in 2017, and the California NOL expires beginning in 2005. A significant change in ownership of the Company may limit the Company's ability to utilize these NOL carryforwards. SFAS No. 109 requires that the tax benefit of such NOL be recorded as an asset. A valuation allowance for the entire amount has been provided because of uncertainties about the Company's ability to realize the value of the deferred tax assets.


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

     In 2000, the Company issued 395,465 shares of common stock as a result of the exercise of stock options and 177,907 shares of common stock as part of the Employee Stock Purchase Plan. The Company issued 83,967 and 96,940 shares of common stock under the employee stock purchase plan in April and October 2000, respectively. During 2000, 50,066 shares of common stock were repurchased in accordance with the terms the Company's stock option plan (see Note 8). The Company had the right to repurchase 1,103,736 unvested shares as of December 31, 2000, at the stock issuance price, if the holders' service with the Company terminated. See Note 10 for a description of DIRECTV shares subject to repurchase.

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

     In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. The portion of the common stock subject to redemption was shown as redeemable common stock on the Company's consolidated financial statements. The Company also issued Initial Warrants A and B to AOL pursuant to the terms of the Investment Agreement. The estimated value of the warrants of $16.0 million was recorded as prepaid marketing expense (contra-equity) when issued (see Note 9 for additional description).

     On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. Pursuant to the terms of the Agreement, the redemption feature was removed from 806,889 shares of common stock subject to redemption. These shares are now classified as common stock.

     In January 2001, the Company issued 25,604 shares of common stock as a result of the exercise of stock options.

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

     In January 1999, the Company issued 1,358,695 shares of Series D preferred stock at $3.68 per share. In March 1999, the Company issued 270,270 shares of Series E preferred stock at $7.40 per share. In April 1999, the Company issued 405,405 shares, 1,013,513 shares and 1,351,351 shares of Series F, G and H preferred stock, respectively, at $7.40 per share. In July 1999, the Company issued 3,121,994 shares of Series I preferred stock at $10.41 per share. In August 1999, the Company issued 480,307 shares of Series J preferred stock at $10.41 per share. In September 1999, the Company issued 2,643,482 shares of Series J preferred stock at $10.41 per share.

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

     On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock subject to redemption. These shares are now classified as convertible preferred stock.

Redeemable Convertible Preferred Stock

     In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. See Note 9 for a description of Series A redeemable convertible preferred stock issued to AOL.

     On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock subject to redemption. These shares are now classified as convertible preferred stock. As of January 31, 2001 there were 1,600,000 shares of redeemable convertible preferred stock.

     The following table summarizes the activity related to redeemable convertible preferred stock and common stock subject to redemption for the one-month transition period ended January 31, 2001 and the year ended December 31, 2000:

                                            Redeemable Convertible Preferred   Redeemable Common Stock
                                                         Stock                                           Additional        Total
                                                Shares          Amount          Shares       Amount   Paid-In Capital
                                             -----------   ----------------   ----------    --------   --------------  ------------
BALANCE, DECEMBER 31, 1999                            --            $    --           --     $    --     $         --  $         --
                                             -----------   ----------------   ----------    --------   --------------  ------------
  Issuance of Series A redeemable
   convertible preferred stock..........       2,711,861              3,000           --          --       81,353,000    81,356,000

  Issuance of common stock subject to
   redemption...........................              --                 --      806,889       1,000       18,643,000    18,644,000

  Issuance costs........................              --                 --           --          --       (3,010,000)   (3,010,000)
                                             -----------   ----------------   ----------    --------   --------------  ------------
 BALANCE, DECEMBER 31, 2000                    2,711,861              3,000      806,889       1,000       96,986,000    96,990,000

  Removal of redemption feature-Series
   A convertible preferred stock........      (1,111,861)            (1,000)          --          --      (33,355,000)  (33,356,000)

  Removal of redemption feature-common
   stock................................              --                 --     (806,889)     (1,000)     (18,643,000)  (18,644,000)

  Issuance costs........................              --                 --           --          --        1,565,000     1,565,000
                                             -----------   ----------------   ----------    --------   --------------  ------------

 BALANCE, JANUARY 31, 2001                     1,600,000            $ 2,000           --     $    --     $ 46,553,000  $ 46,555,000
                                             ===========   ================   ==========    ========   ==============  ============

     The following table recaps the balances related to redeemable convertible preferred stock and common stock subject to redemption as of January 31, 2001:

                                           Redeemable Convertible Preferred   Redeemable Common Stock
                                                        Stock
                                                                                                          Additional       Total
                                               Shares            Amount         Shares       Amount    Paid-In Capital
                                             ---------          --------       --------     ---------------------------------------
  Series A redeemable convertible            1,600,000            $2,000            --           --    $47,998,000      $48,000,000
   preferred stock......................

  Issuance costs........................            --                --            --           --     (1,445,000)      (1,445,000)
                                             ---------          --------       --------     -------    -----------     ------------
 BALANCE, JANUARY 31, 2001                   1,600,000            $2,000           --       $    --    $46,553,000      $46,555,000

                                             =========          ========       ========     =======    ===========     ============


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

8.  EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

     Under the terms of the Company's 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the "1997 Plan"), options to purchase shares of the Company's common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1997 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2001, options to purchase 677,832 shares of common stock remain outstanding.

1999 Equity Incentive Plan

     In April 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan"). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company's common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1999 Plan allow individuals to exercise their options prior to full vesting. In the event that the individual terminates their service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 12,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2001, options to purchase 6,539,475 shares of common stock remain outstanding.

1999 Non-Employee Directors' Stock Option Plan

     In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase shares of the Company's common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date but terminates three months after a director's service terminates. The number of shares authorized for option grants under the Directors' Plan is 700,000, subject to an annual increase of 100,000 shares. Options to purchase 180,000 shares of common stock are outstanding as of January 31, 2001.

1999 Employee Stock Purchase Plan

     In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27 months. The number of shares reserved for issuance under this plan is 600,000 subject to automatic annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. There were zero shares and 177,907 shares of common stock issued as a result of purchases under this plan during the one-month transition period ended January 31, 2001 and during calendar year 2000. As of January 31, 2001, there were 422,093 shares available for future purchases. No additional shares were added to the number of shares reserved for issuance as of January 31, 2001. As of March 31, 2001 the Board approved a 200,000 share increase so that the total shares available for issuance are 800,000 shares.

     The Company accounts for stock options under APB Opinion No. 25, under which, for the period from August 4, 1997 (Inception) to December 31, 1997 and for the year ended December 31, 1998, no compensation cost was recognized when the awards were granted to employees or directors. The Company has recorded deferred compensation of approximately zero, $83,000 and $7.7 million as a contra-equity account and stock-based compensation expense of $175,000, $3.1 million and $1.5 million for the one-month transition period ended January 31, 2001 and years ended December 31, 2000 and 1999, respectively. Had compensation cost for the stock options been determined consistently with SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

                                                One-Month
                                                  ended
                                                January 31,                      Year Ended December 31,
                                               ------------        ---------------------------------------------------
                                                   2001                 2000               1999               1998
                                               ------------        -------------       ------------        -----------
Net loss, as reported....................      $(19,013,000)       $(206,354,000)      $(66,565,000)       $(9,721,000)
Pro forma effect of SFAS No. 123.........        (1,065,000)          (6,983,000)        (4,100,000)           (10,000)
                                               -----------------------------------------------------------------------
Net loss, pro forma......................      $(20,078,000)       $(213,337,000)      $(70,665,000)       $(9,731,000)
                                               =======================================================================
Basic and diluted
 loss per share, as reported.............      $      (0.47)       $       (5.55)      $      (5.49)       $     (3.25)
                                               =======================================================================
Basic and diluted
 loss per share, pro forma...............      $      (0.49)       $       (5.74)      $      (5.83)       $     (3.25)
                                               =======================================================================


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 4.03% and 6.54%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 70%.

          A summary of the status of the 1997 Plan, the 1999 Plan and the Director's Plan is presented in the table and narrative below:

                                                                               Range of Exercise         Weighted Average
                                                          Shares                    Prices                Exercise Price
                                                    -----------------          -----------------        -----------------
Outstanding at December 31, 1997.........                   700,000                                            $  .04
                                                    -----------------                                   -----------------
 Granted.................................                 3,006,458             $   .04 - $.45                    .15
 Exercised...............................                (2,276,458)                                              .06
 Canceled................................                  (195,000)                                              .04
                                                    -----------------                                   -----------------
Outstanding at December 31, 1998.........                 1,235,000                                            $  .27
                                                    -----------------                                   -----------------
 Granted.................................                 4,307,087             $1.00 - $39.94                   8.46
 Exercised...............................                  (525,064)                                             2.29
 Canceled................................                  (670,502)                                             5.25
                                                    -----------------                                   -----------------
Outstanding at December 31, 1999.........                 4,346,521                                            $ 7.37
                                                    -----------------                                   -----------------
 Granted.................................                 3,949,850             $5.50 - $35.31                  19.11
 Exercised...............................                  (395,466)                                             2.78
 Canceled................................                  (475,207)                                            12.48
                                                    -----------------                                   -----------------
Outstanding at December 31, 2000.........                 7,425,698                                            $13.48
                                                    -----------------                                   -----------------
 Granted.................................                    42,500             $ 6.38 - $7.13                   6.60
                                                    -----------------                                   -----------------
 Exercised...............................                   (25,604)                                              .81
                                                    -----------------                                   -----------------
 Canceled................................                   (45,287)                                            10.02
                                                    -----------------                                   -----------------
Outstanding at January 31, 2001..........                 7,397,307                                            $13.51
                                                    -----------------                                   -----------------

          The weighted average fair value of options granted during the one-month transition period ended January 31, 2001 and calendar years 2000, 1999 and 1998 is $6.60, $19.11, $10.15 and $.02, respectively. Of the options outstanding at the one-month transition period ended January 31, 2001 and at years ended December 31, 2000, 1999 and 1998, 2,161,743, 2,093,252, 1,270,888 and 93,542 are
vested, respectively. The Company repurchased zero, 50,066, 226,342 and 174,771 unvested shares issued upon early exercise of options during the one-month transition period ended January 31, 2001 and calendar years 2000, 1999 and 1998, respectively, upon the optionees' terminating employment with the Company.

          The following table contains information concerning outstanding and exercisable options as of January 31, 2001:

      Number of Options Outstanding                                       Weighted
                and                           Range              Average Remaining Contractual
            Exercisable                 of Exercise Prices                  Life
      ----------------------------------------------------------------------------------------
             427,662                     $    0.04-0.75                  7.59 years

             705,192                       1.00  - 5.50                  8.20 years

           2,335,023                       6.50  - 9.50                  8.68 years

             773,773                      10.50 -16.00                   9.29 years

             617,250                      16.13 -19.88                   9.57 years

           1,963,991                        20.00-22.13                  9.32 years

             373,916                       25.13 -35.31                  9.12 years

             200,500                      35.75 - 39.94                  8.84 years
      ----------------------------
           7,397,307
      ============================

9.   AOL RELATIONSHIP

          On September 13, 2000, the Company closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment, the Company issued 2,711,861 shares of redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share, 806,889 shares of which were subject to redemption as of December 31, 2000, two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. The portion of common stock subject to redemption is shown as redeemable common stock on the Company's consolidated financial statements. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year Commercial Agreement, in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

          On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and among the Company and AOL in which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock.

Restricted Cash

          Under the terms of the Investment Agreement, the Company deposited $91.5 million of the proceeds received from the AOL investment and the associated interest income earned of $1.7 million in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s) of set-top boxes that enable the TiVo Service. However, the restricted cash would be used in the event AOL exercises its put option to repurchase Series A redeemable convertible preferred stock and their portion of common stock subject to redemption. The terms of the put option are described below. The interest income earned on this restricted cash is shown on the consolidated balance sheets as deferred interest income on restricted cash until such time as the cash is no longer restricted.

          The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement. Of this amount, on January 31, 2001, $16.5 million was paid to AOL for prepaid advertising as of expenses.

Series A Redeemable Convertible Preferred Stock

          In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. In January 2001, under the terms of the Second Amendment, 1,111,861 shares of Series A redeemable convertible preferred had their redemption feature removed. As of January 31, 2001, each of the 1,600,000 shares of the Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation. The Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of the Company's common stock exceeds $30.00 per share for 18 trading days in any 20 consecutive trading day period.

Put Option

          Under the terms of the First Amendment to the Investment Agreement, if the set-top box launch of the Integrated Product does not occur by December 31, 2001, and AOL has not committed a material breach of the Commercial Agreement or the Company has breached its obligations with respect to the financial covenants, then AOL would have a put option pursuant to which AOL could require the Company to repurchase from AOL the number of shares of Series A redeemable convertible preferred stock which have an initial liquidation value of $91.5 million. If all the shares of Series A redeemable convertible preferred stock have an aggregate initial liquidation value of less than $91.5 million, then AOL could require the Company to repurchase the number of shares of common stock having a value equal to the difference between that aggregate initial liquidation value and $91.5 million. In the event that the set-top box launch occurred after the planned launch date, but prior to the exercise of the put option, the put option would immediately expire.

          The Second Amendment to the Investment Agreement modified the terms of AOL's put option with respect to the Series A redeemable convertible preferred stock held by AOL. Under the Second Amendment, the Company could be required to repurchase that number of shares of Series A redeemable convertible preferred stock having a liquidation value of $48.0 million, which is equal to the amount of the funds remaining in the restricted cash account, following AOL's release of $43.5 million of restricted cash in January 2001, excluding any interest earned on such funds.

Series A Redeemable Convertible Preferred Stock Dividend

          Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors.

Common Stock

          In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. As of January 31, 2001 there were no shares of common stock subject to redemption under the Second Amendment. The portion of common stock subject to redemption was shown as redeemable common stock on the Company's consolidated financial statements.

Initial Common Stock Warrants A and B

          In September 2000, in conjunction with AOL's investment, the Company issued two initial warrants to AOL to purchase common stock.The initial warrants were vested immediately and exercisable as follows:
          . Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $23.11 per share. The Company will expense the estimated fair value of the warrants of $13.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 16-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.
          . Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $30.00 per share. The Company will expense the estimated fair value of the warrants of $2.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 40-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

          In January 2001, the Second Amendment to the Investment Agreement provided for the reduction in the exercise price of the two initial warrants. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL's warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL's warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows:
          . Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $7.29 per share. The Company will expense the estimated incremental fair value of the repriced warrants of $4.2 million over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 9-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.
          . Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $7.29 per share. The Company will expense the estimated incremental fair value of the repriced warrants of $720,000 over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 33-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

          The expiration of Initial Warrant A is December 31, 2001 and Initial Warrant B expires December 31, 2003. The estimated incremental fair value of the warrants of $4.9 million was recorded as prepaid marketing expense (contra-equity) as of January 31, 2001.

Performance Warrants

          In conjunction with AOL's investment in September 2000, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, it may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:
          . Performance Warrant A - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant A may be exercised within six months following the execution of the Launch Commitment. The Launch Commitment is a binding contractual commitment to market Integrated Service to have 1,500,000 activated users on Time Warner cable systems.
          . Performance Warrant B - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant B may be exercised within the six month period following the date on which AOL notifies the Company that 1,500,000 activated users of the Integrated Service existed at one time.

          Performance Warrants A and B shall be valued at the date that AOL meets the performance criteria. The exercise price for each performance warrant is equal to 90% of the average of the last reported trading prices of the Common Stock on the Nasdaq for the ten consecutive trading days preceding the date of AOL's Notice of Exercise.

          Performance Warrant A shall be valued at the date that TiVo receives a written binding contractual commitment from AOL for the set- top box launch to occur on cable television systems owned or controlled by Time Warner or its Affiliates in markets where TiVo has the potential to acquire at least 1.5 million activated users in the aggregate on such cable systems. Performance Warrant B shall be valued at the date that it is probable that AOL will meet the performance criteria of notifying the Company that 1,500,000 activated users of the Integrated Service existed at one time.

          If the Company were to value the performance warrants as of January 31, 2001, it would record the estimated value of the performance warrants of $9.0 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2001 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:
          . Performance Warrant A - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $4.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are:
               6-month term; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

          . Performance Warrant B - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $4.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

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

          Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been meet at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2001 than the valuation of the warrants could significantly increase or decrease from the above amount.


AOL Advertising Insertion Order

          Under the terms of the Investment Agreement, the Company has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On September 13, 2000, $8.5 million of this amount was paid to AOL. The Company recorded this payment as prepaid marketing expense (contra equity). On January 30, 2001, the Company signed an additional media insertion order with AOL Time Warner for $21.5 million in advertising programs to promote the TiVo Service on AOL Time Warner properties. As of January 31, 2001, the Company recorded $18.5 million as prepaid marketing expense (contra equity) for payments and incurred $5.3 million of advertising expense. The balance of $21.7 million will be expensed as incurred in the future.

Financial Convenants

          Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, lifetime service subscriptions, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of a quarter, AOL has the right to exercise its put option. The Company's projections show that during the next 12 months the Company will fall below the net cash position without a substantial subscription revenue increase or significant non-subscription revenue contracts, cost containment measures or proceeds from equity sales. The Company is implementing plans pursuing all of these alternatives (see Note 1). The financial covenants shall terminate from the earlier of the date of the set-top box launch, (so long as such set-top box launch occurs before the planned launch date), the expiration of the put option or the day following the first anniversary of the planned launch date.


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

          In addition, the Company issued a warrant to Quantum to purchase 324,325 shares of Series C preferred stock and 543,478 shares of Series D preferred stock at an exercise price of $0.01 per share. The Series C and D warrants vest and were exercisable upon the meeting of certain milestones which allow a discounted purchase price on an agreed upon number of hard disk drives, or upon the closing of an initial public offering of the Company's common stock. As of December 31, 1998, Quantum had not vested in the warrants because the Company had not met the required performance milestones and therefore had not received the discounted price on its hard-disk drive purchases. In April 1999, the warrants to purchase Series C preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $2.4 million related to the 324,325 shares of Series C preferred stock warrants. In September 1999, the warrants to purchase Series D preferred stock vested and the Company recorded as a contra-equity account a prepaid marketing expense of $8.7 million related to the 543,478 shares of Series D preferred stock warrants. The $2.4 million and the $8.7 million are being amortized as sales and marketing--related parties expense as the specified number of hard disk drives related to this agreement are shipped from Quantum. The fair value of the Series C and Series D vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 5.07%; expected dividend yield of zero percent; expected life of four years; expected volatility of 50%; and market price of preferred stock of $7.40 per share for Series C and $16.00 per share for Series D. These warrants were exercised and converted to common stock on a one-for-one basis upon the closing of the initial public offering in September 1999.

          The Company recognized zero, $670,000 and $10.4 million of sales and marketing--related parties expense for the one-month transition period ended January 31, 2001 and the years ended December 31, 2000 and 1999, respectively, related to these warrants.

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

          In April 1999, the Company issued 1,852,329 shares of common stock in exchange for marketing services under the DIRECTV Agreement. The shares were non-forfeitable and were valued at an estimated fair value of $6.50 per share. The Company recorded prepaid marketing expenses classified as a contra-equity account related to the issuance of these shares of common stock of $12.0 million. These prepaid marketing expenses are expensed as the marketing services are provided over the two-year service period. The Company expensed $502,000, $6.0 million and $1.7 million during the one-month transition period ended January 31, 2001 and years ended December 31, 2000 and 1999, respectively.

          Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing--related parties expense as the bandwidth services are provided over the three year service period. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the one-month transition period ended January 31, 2001 and year ended December 31, 2000, $78,000 and $235,000 had been amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing--related parties expense. Also, $125,000 and $376,000 had been amortized for prepaid marketing expense as sales and marketing--related parties expense for the one-month transition period ended January 31, 2001 and year ended December 31, 2000, respectively.

          In addition to the equity consideration for DIRECTV's marketing services described above, DIRECTV will receive a percentage of TiVo's subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as earned and included in sales and marketing--related parties expense.

          In April 1999, TiVo sold 405,405 shares of Series F preferred stock to DIRECTV at $7.40 per share which were converted to common stock on a one-for-one basis upon the closing of the initial public offering in September 1999.

          On October 6, 2000 TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV has the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days of the month in which the warrants were earned. As of January 31, 2001, DIRECTV had earned the right to be issued common stock warrants to purchase 90,958 shares at exercises prices ranging from $5.58-$12.88. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 5.13% and 5.85%; expected dividend yield of zero percent; expected lives of two years for the warrants; and expected volatility of 70%. The value of warrants of $173,000 was expensed as sales and marketing--related expense for year ended December 31, 2000 and $76,000 was expensed as sales and marketing--related partner expense for the one month period January 31, 2001, in the period earned.

          During the fourth quarter of 2000, TiVo, Philips, Sony, Hughes and DIRECTV signed nine-month Marketing Agreements to encourage the sales of the DIRECTV receiver with TiVo recorder. Under the terms of these agreements, TiVo recognizes a sales and marketing--related parties expense on each sale of a DIRECTV receiver with TiVo recorder to a consumer from an authorized DIRECTV dealer. All payments to dealers are made through DIRECTV. As of January 31, 2001, $1.2 million had been recognized as sales and marketing--related parties expense.

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

          The Company has agreed to pay Philips a subsidy on each personal video recorder that is manufactured and sold by Philips. The amount of the subsidy is periodically adjusted based on Philips manufacturing costs and selling prices. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company will record the subsidy as sales and marketing-- related parties expense upon shipment of the personal video recorder by Philips. In addition to these amounts, the Company has agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that has an active subscription to the TiVo Service. As of December 31, 1999, we incurred $2.2 million as sales and marketing--related parties expense. We paid this entire amount as of December 31, 2000. For the one-month transition period ended January 31, 2001 and year ended December 31, 2000, $1.5 million and $16.7 million had been recognized as sales and marketing--related parties expense, respectively. Of these amounts, as of April 30, 2001 $13.8 million had been paid.

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

Sony Agreement

          On August 6, 1999, the Company entered into a Letter of Intent with Sony for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Sony the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Sony was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Sony a license to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

          The Company has agreed to pay Sony a subsidy on each personal video recorder that is manufactured and sold by Sony. The amount of the subsidy is periodically adjusted based on Sony's manufacturing costs and selling prices. The subsidy amount paid to Sony is due when the personal video recorder is shipped. The Company will record the subsidy as sales and marketing--related parties expense upon shipment of the personal video recorder by Sony. In addition to these amounts, the Company has agreed to pay Sony a calculated amount per month for each Sony-branded personal video recorder that has an active subscription to the TiVo Service. For the one-month transition period ended January 31, 2001 and the year ended December 31, 2000, $737,000 and $20.5 million had been recognized as sales and marketing--related parties expense, respectively. Of these amounts, as of April 30, 2001 $10.0 million had been paid.


Thomson Multimedia S.A.

          On May 31, 2000, the Company entered into a Letter of Intent with Thomson Multimedia S.A. for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Thomson the right to manufacture, market and sell personal video recorders that enable the TiVo Service in the United Kingdom and Ireland. TiVo intends to provide the TiVo Service in cooperation with Sky Broadcasting and other operators of TV broadcast services in the United Kingdom. The Company also agreed to pay Thomson a calculated amount per month for each sale of a Thomson manufactured personal video recorder. For the one-month transition period ended January 31, 2001 and year ended December 31, 2000, zero and $4.0 million had been recognized as sales and marketing--related parties expense, respectively. At April 30, 2001, the entire obligation had been paid.

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

Creative Artists Agency Agreement

          In July 1999, the Company entered into an agreement with Creative Artists Agency, LLC, ("CAA"), for the marketing and promotional support of the personal video recorder. CAA was issued warrants to purchase 192,123 shares of Series I preferred stock for $10.41 per share. The Company expensed the estimated fair value of the warrants of $1.4 million over one year. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: one year term; deemed fair value at the date of issuance of $8.50 per share; a risk-free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. As a result of CAA's exercise of these warrants, upon the closing of the initial public offering, TiVo issued 67,122 shares of preferred stock. The 67,122 shares of preferred stock were converted to common stock on a one-for-one basis upon the closing of the initial public offering.


11.  COMMITMENTS AND CONTINGENCIES

Facilities Leases

          In October 1999, the Company entered into a new office lease with WIX/NSJ Real Estate Limited Partnership. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $236,000 with built-in base rent escalations periodically throughout the lease term.

          In June 2000, the Company entered into an office lease for its UK office with Regus Business Center. The lease began on June 20, 2000 and has a six-month term. It was renewed in December 2000 for an additional six- month period. Monthly rent is approximately $21,000.

          The Company has also signed leases for sales offices in Beverly Hills, CA and in New York, NY. The Beverly Hills office lease has a three-year term and monthly rent is approximately $7,000. The New York office lease has a one-year term and monthly rent is approximately $5,000.

          Rent expense under operating leases was approximately $217,000, $2.4 million, $1.0 million and $619,000 for the one-month transition period ended January 31, 2001 and years ended December 31, 2000, 1999 and 1998, respectively.

Equipment Lease Line

          In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company's Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of January 31, 2001, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The current portion of the capital lease obligation, net of interest expense, at January 31, 2001, December 31, 2000 and 1999 is $796,000, $792,000 and $624,000, respectively. The unused equipment lease line expired February 2000.


Future minimum lease payments as of January 31, 2001, by calendar year are as follows:

                                                                                     Capital
                          Year                           Facilities Leases       Equipment Lease          Total
             ------------------------------------------------------------------------------------------------------
             2001...............................            $ 2,782,000             $  795,000          $ 3,577,000
             2002...............................              2,959,000                620,000            3,579,000
             2003...............................              3,020,000                  6,000            3,026,000
             2004...............................              3,076,000                     --            3,076,000
             2005 and thereafter................              6,979,000                     --            6,979,000
                                                       ------------------------------------------------------------
             Total..............................            $18,816,000             $1,421,000          $20,237,000
                                                       ============================================================


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

12.  RETIREMENT PLAN

          In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan") available to employees who meet the plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31,2001.

13.  ADOPTION OF STOCKHOLDER RIGHTS PLAN

          On January 9, 2001, TiVo's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of TiVo common stock ("the Rights Plan"). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock, ("Acquiring Person"). Under certain circumstances, each Right will entitle shareholders to buy one -hundredth of a share of newly created Series
B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Company

         Certain information required by Part III has been omitted from this Transition Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders.

Identification of Executive Officers

         Information regarding our directors is incorporated by reference from our Proxy Statement. The information identifying our current executive officers is found under the caption "Executive Officers and Key Employees" in Part I hereof, and is also incorporated by reference into this Item 10.

         The information concerning TiVo's executive officers is incorporated by reference from our Proxy Statement.

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

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference from our Proxy Statement under the heading "Executive Compensation and Other Information."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference from our Proxy Statement under the headings "Proposal No. 1 Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference from our Proxy Statement under the heading "Certain Relationships and Related Transactions."

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-k

(a) 1. INDEX TO FINANCIAL STATEMENTS

     See Item 8.

(a) 3. EXHIBITS

        EXHIBIT
        NUMBER                         DESCRIPTION
        ------                         -----------

               3.1      Amended and Restated Certificate of Incorporation
                        (incorporated by reference to Exhibit 3.2 of the
                        registrant's Quarterly Report on Form 10-Q filed on
                        November 14, 2000).
               3.2      Amended and Restated Bylaws (incorporated by reference
                        to Exhibit 3.4 of the registrant's Quarterly Report on
                        Form 10-Q filed on November 15, 1999).
               4.1++    Warrant and Registration Rights Agreement, dated as of
                        October 6, 2000, by and between DIRECTV, Inc.
                        (incorporated by reference to Exhibit 4.1 of the
                        registrant's Annual Report on Form 10-K filed on April
                        2, 2001).
               4.2      Stockholders and Registration Rights Agreement, dated as
                        of June 9, 2000, between TiVo and America Online, Inc.
                        (incorporated by reference to Exhibit 4.4 of the
                        registrant's Quarterly Report on Form 10-Q filed on
                        November 14, 2000).
               4.3      Ninth Amended and Restated Investor Rights Agreement by
                        and among TiVo and certain investors, dated as of August
                        6, 1999 (incorporated by reference to Exhibit 4.3 of the
                        registrant's Registration Statement on Form S-1 (SEC
                        File No. 333-83515)).
               4.4      Certificate of Designations of the Series B Junior
                        Participating Preferred Stock of TiVo (incorporated by
                        reference to Exhibit 4.1 of the registrant's Current
                        Report on Form 8-K/A filed on January 19, 2001).
               4.5      Certificate of Correction to the Certificate of
                        Designations of the Series B Junior Participating
                        Preferred Stock of TiVo (incorporated by reference to
                        Exhibit 4.2 of the Registrant's Current Report on Form
                        8-K/A filed on January 19, 2001).
              10.1      Rights Agreement, dated as of January 16, 2001, between
                        TiVo and Wells Fargo Shareowner Services, as Rights
                        Agent (incorporated by reference to Exhibit 10.1 of the
                        registrant's Current Report on Form 8-K/A filed on
                        January 19, 2001).
              10.2      First Amendment to Rights Agreement, dated as of
                        February 20, 2001, between TiVo Inc. and Wells Fargo
                        Shareowner Services, as Rights Agent (incorporated by
                        reference to Exhibit 10. of the registrant's Current
                        Report on Form 8-K filed on February 28, 2001).
              10.3      Form of Indemnification Agreement between TiVo and its
                        officers and directors (incorporated by reference to
                        Exhibit 10.1 of the registrant's Registration Statement
                        on Form S-1 (SEC File No. 333-83515)).
              10.4      TiVo's 1999 Equity Incentive Plan and related documents
                        (incorporated by reference to Exhibit 10.2 of the
                        registrant's Registration Statement on Form S-1 (SEC
                        File No. 333-83515)).
              10.5      TiVo's Amended and Restated 1997 Equity Incentive Plan
                        and related documents (incorporated by reference to
                        Exhibit 10.3 of the registrant's Registration Statement
                        on Form S-1 (SEC File No. 333-83515)).
              10.6      TiVo's 1999 Employee Stock Purchase Plan and related
                        documents (incorporated by reference to Exhibit 10.4 of
                        the registrant's Registration Statement on Form S-1 (SEC
                        File No. 333-83515)).
              10.7      TiVo's 1999 Non-Employee Directors' Stock Option Plan
                        and related documents (incorporated by reference to
                        Exhibit 10.5 of the registrant's Annual Report on Form
                        10-K filed on March 30, 2000).
             10.8+      Hard Disk Drive Supply Agreement between Quantum
                        Corporation and TiVo, dated November 6, 1998
                        (incorporated by by reference to Exhibit 10.6 of the
                        registrant's Registration Statement on Form S-1 (SEC
                        File No. 333-83515)).
              10.9      First Amendment to Hard Disk Supply Agreement between
                        Quantum and TiVo, dated June 25, 1999 (incorporated by
                        reference to Exhibit 10.20 of the registrant's
                        Registration Statement on Form S-1 (SEC File No. 333-
                        83515)).
            10.10+      Warrant Purchase and Equity Rights Agreement between

        EXHIBIT
        NUMBER                         DESCRIPTION
        ------                         -----------

                        Quantum Corporation and TiVo, dated November 6, 1998 and related documents (incorporated by reference to Exhibit
                        10.16 of the registrant's Registration Statement on Form (SEC File No. 333-83515)).
            10.11+ Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.12+ Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13, 1999 (incorporated by reference to
                        Exhibit 10.8 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.13+ Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999 (incorporated by reference to Exhibit
                        10.9 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.14 Sublease Agreement between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit
                        10.10 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.15 Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998 (incorporated by reference to
                        Exhibit 10.11 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.16 Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.17 Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.18 Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to
                        Exhibit 10.15 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.19 Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998 (incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.20 Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit
                        10.18 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.21 Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents (incorporated by reference to
                        Exhibit 10.19 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.22 TiVo's 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.23+ Tribune Media Services Television Listing Agreement between Tribune Media Services and TiVo, dated June 1, 1998 (incorporated by reference to Exhibit 10.22 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.24+ Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998 (incorporated by reference to Exhibit 10.23 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
            10.25 Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15,
                        1999).
            23.1        Consent of Independent Public Accountants
            24.1        Power of Attorney (included in Part IV of this Form
                        10-K).
            99.5 Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents (incorporated by reference to Exhibit
                        99.5 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
-----------------------
+  Confidential treatment granted as to portions of this exhibit.

++ Confidential treatment has been requested as to portions of this exhibit.

(b) REPORTS ON FORM 8-K

     The registrant filed the following reports on Form 8-K during the one-month transition period ended January 31, 2001:
     . Current Report on Form 8-K on January 17, 2001, regarding the execution of a Rights Agreement, dated as of January 16, 2001.
     . Amendment No. 1 to Current Report on Form 8-K on January 19, 2001, regarding the execution of a Rights Agreement, dated as of January 16, 2001,

     The registrant subsequently filed the following:
     . Current Report on Form 8-K on February 1, 2001, regarding the change in the registrant's fiscal reporting year-end from December31 to January 31.
     . Current Report on Form 8-K on February 14, 2001, regarding the announcement of the registrant's earnings for the fourth quarter and year ended December 31, 2000.
     . Current Report on Form 8-K on February 28, 2001, regarding an amendment to the Rights Agreement, dated as of January 16, 2001.
     . Current Report on Form 8-K on March 15, 2001, regarding the execution of an amendment to that certain Investment Agreement, dated as of June 9, 2000, as amended, by and between the registrant and America Online, Inc. and the execution of promotional agreements with America Online, Inc. and AOL Time Warner, Inc.
     . Current Report on Form 8-K on March 19, 2001, regarding the announcement of the registrant's earnings for the one-month transitional period ended January 31, 2001 in connection with the change in the registrant's fiscal reporting year-end.

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

                                             TIVO INC.

         Date:  April 30, 2001               By: /s/ Michael Ramsay
                                                 -----------------------
                                                 Michael Ramsay
                                                 Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

         Signature                    Title                                          Date
/s/ Michael Ramsay           President, Chief Executive Officer and
-------------------------    Chairman of the Board (Principal Executive     April 30, 2001
Michael Ramsay               Officer)

/s/ David H. Courtney        Senior Vice President of Finance and
-------------------------    Administration and Chief Financial Officer     April 30, 2001
David H. Courtney            (Principal Financial and Accounting Officer)

/s/ James Barton             Senior Vice President of Research and
-------------------------    Development, Chief Technical Officer and       April 30, 2001
James Barton                 Director

_________________________    Director
Geoffrey Y. Yang

/s/ Stewart Alsop
-------------------------    Director                                       April 30, 2001
Stewart Alsop

/s/ Randy Komisar
-------------------------    Director                                       April 30, 2001
Randy Komisar

-------------------------    Director
Michael Homer

/s/ Larry N. Chapman
------------------------     Director                                       April 30, 2001
Larry N. Chapman

/s/ Jan P. Oosterveld
------------------------     Director                                       April 30, 2001
Jan P. Oosterveld

    /s/ John S. Hendricks
_________________________    Director                  April 30, 2001
John S. Hendricks

    /s/ David Zaslav
_________________________    Director                  April 30, 2001
David Zaslav

================================================================================