Form 10-Q
period 2001-04-30
TIVO INC
filed 2001-06-14
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934. For the quarterly period ended April 30, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________________________ to
____________________________


                       Commission file number 000-27141

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)

                               Delaware                                                 77-0463167
    --------------------------------------------------------------   ------------------------------------------------
    (State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

    2160 Gold Street, PO Box 2160, Alviso, CA               95002
    -----------------------------------------  -----------------------------
    (Address of principal executive offices)                         (Zip Code)

                                (408) 519-9100
        --------------------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 44,040,507 as of June 11, 2001.

TABLE OF CONTENTS

      PART I : FINANCIAL INFORMATION..............................................................................3

         Item 1.  Financial Statements............................................................................3
                  Consolidated Balance Sheets.....................................................................3
                  Consolidated Statements of Operations...........................................................5
                  Consolidated Statements of Stockholders' Equity.................................................6
                  Consolidated Statements of Cash Flows...........................................................7
                  Notes To Financial Statements...................................................................9
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................18
         Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................34

      PART II : OTHER INFORMATION................................................................................35

         Item 1.  Legal Proceedings..............................................................................35
         Item 2.  Changes in Securities and Use of Proceeds......................................................35
         Item 3.  Defaults Upon Senior Securities................................................................35
         Item 4.  Submission of Matters to a Vote of Security Holders............................................35
         Item 5.  Other Information..............................................................................36
         Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................37
         Signatures..............................................................................................40

PART I : FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         April 30,      January 31,
                                                                           2001            2001
                                                                        ---------------------------
                                ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................................   $ 71,741,000   $124,474,000
   Restricted cash ..................................................     50,697,000     50,104,000
   Accounts receivable, net of allowance for doubtful accounts of
     $311,000 and $201,000, as of April 30, 2001 and January 31,
     2001............................................................        771,000      1,834,000
   Accounts receivable-related parties, net of allowance for doubtful accounts of $125,000 and $62,000, as of April 30, 2001 and
     January 31, 2001 ...............................................      4,957,000      4,816,000
   Prepaid expenses and other .......................................      7,747,000      8,391,000
                                                                        ------------   ------------
     Total current assets ...........................................    135,913,000    189,619,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,416,000
     and $4,813,000 as of April 30, 2001 and January 31, 2001  ......     21,975,000     21,924,000
                                                                        ------------   ------------
              Total assets ..........................................   $157,888,000   $211,543,000
                                                                        ============   ============

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable .................................................   $ 14,329,000   $ 21,971,000
   Accrued liabilities ..............................................     15,635,000     19,863,000
   Accrued liabilities-related parties ..............................     34,851,000     49,839,000
   Deferred interest income on restricted cash ......................      2,697,000      2,104,000
   Deferred revenue, short-term .....................................      7,718,000      6,210,000
   Current portion of obligations under capital lease ...............        811,000        796,000
                                                                        ------------   ------------
     Total current liabilities ......................................     76,041,000    100,783,000
   Long-term portion of obligations under capital lease .............        329,000        538,000
   Deferred revenue, long-term ......................................     14,779,000     12,113,000
   Other long-term liabilities ......................................        893,000      1,217,000
                                                                        ------------   ------------
     Total long-term liabilities ....................................     16,001,000     13,868,000
                                                                        ------------   ------------
              Total liabilities .....................................     92,042,000    114,651,000
                                                                        ------------   ------------


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                                                          April 30,         January 31,
                                                                            2001               2001
                                                                        ---------------    -------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series A Redeemable convertible preferred stock,
       par value $0.001:
   Issued and outstanding shares at April 30, 2001 and January 31, 2001
    are 1,600,000 .....................................................   $       2,000    $       2,000
   Additional paid-in capital .........................................      46,553,000       46,553,000
                                                                        ---------------    -------------
             Total redeemable convertible preferred stock .............      46,555,000       46,555,000

STOCKHOLDERS' EQUITY
   Series A Convertible preferred stock, par value $0.001:
     Authorized shares at April 30, 2001 and January 31, 2001 are
         10,000,000
     Issued and outstanding shares at April 30, 2001 and January 31,
         2001 are 1,111,861 ...........................................   $       1,000    $       1,000
   Common stock, par value $0.001:
     Authorized shares at April 30, 2001 and January 31, 2001 are
         150,000,000
     Issued and outstanding shares at April 30, 2001 and January 31,
         2001 are 43,580,059 and 43,430,023 ...........................          43,000           43,000
   Additional paid-in capital .........................................     406,819,000      406,294,000
   Deferred compensation ..............................................      (2,161,000)      (2,786,000)
   Prepaid marketing expenses .........................................     (30,706,000)     (48,458,000)
   Note receivable ....................................................      (2,273,000)      (2,509,000)
   Retained deficit ...................................................    (352,432,000)    (302,248,000)
                                                                        ---------------    -------------
             Total stockholders' equity ...............................      19,291,000       50,337,000
                                                                        ---------------    -------------
             Total liabilities, redeemable convertible preferred
             stock and stockholders' equity ...........................   $ 157,888,000    $ 211,543,000
                                                                        ===============    =============


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                                 April 30,
                                                                                        ----------------------------
                                                                                            2001            2000
                                                                                        ------------    ------------
Revenues .......................................................................        $  3,196,000    $    499,000
Costs and expenses
   Cost of services (excludes ($30,000) and $45,000 of amortization of stock-based compensation for the quarters ended April 30, 2001 and
     April 30, 2000, respectively) .............................................           5,497,000       4,994,000
   Research and development (excludes $96,000 and
     $263,000 of amortization of stock-based
     compensation for the quarters ended April 30,
     2001 and April 30, 2000, respectively) ....................................           6,827,000       4,844,000
   Sales and marketing (excludes $148,000 and
     $268,000 of amortization of stock-based
     compensation for the quarters ended April 30,
     2001 and April 30, 2000, respectively) ....................................          13,020,000       8,479,000
   Sales and marketing-related parties .........................................          23,488,000       3,342,000
   General and administrative (excludes $75,000 and
     $398,000 of amortization of stock-based
     compensation for the quarters ended April 30,
     2001 and April 30, 2000, respectively) ....................................           4,507,000       2,978,000
   Stock-based compensation ....................................................             289,000         974,000
                                                                                        ------------    ------------
     Loss from operations ......................................................         (50,432,000)    (25,112,000)
         Interest income .......................................................           1,390,000       1,766,000
         Interest expense and other ............................................             (50,000)       (101,000)
                                                                                        ------------    ------------
     Net loss ..................................................................         (49,092,000)    (23,447,000)
     Less: Series A redeemable convertible
       preferred stock dividend ................................................           1,092,000              --
                                                                                        ------------    ------------
Net loss attributable to common stock ..........................................        $(50,184,000)   $(23,447,000)
                                                                                        ============    ============
   Net loss per common share
     basic and diluted .........................................................        $      (1.20)   $      (0.66)
                                                                                        ============    ============
   Weighted average common shares outstanding -
     basic and diluted .........................................................          41,787,409      35,461,536
                                                                                        ============    ============


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Convertible                                 Additional
                                                        Preferred Stock           Common Stock          Paid-In         Deferred
                                                      ---------------------   ----------------------
                                                        Shares      Amount      Shares       Amount     Capital       Compensation
                                                      ----------   --------   ----------    --------  ------------    -------------
BALANCE, JANUARY 31, 2001                              1,111,861     $1,000   43,430,023     $43,000  $406,294,000     $(2,786,000)
  Series A redeemable convertible preferred
    stock dividend declared, $0.40 per share......            --         --           --          --            --              --
  Issuance of common stock-employee stock
    purchase plan.................................            --         --      193,840          --       746,000              --
  Exercise of stock options for common stock......            --         --        8,741          --        15,000              --
  Common stock repurchases........................            --         --      (52,545)         --       (20,000)             --
  Issuance of common stock warrants for
    marketing expenses............................            --         --           --          --       120,000              --
  Recognition of  prepaid marketing expenses......            --         --           --          --            --              --
  Amortization of value of warrants ..............            --         --           --          --            --              --
  Amortization of prepaid marketing expenses......            --         --           --          --            --              --
  Reversal of deferred compensation...............            --         --           --          --      (336,000)        336,000
  Recognition of stock-based compensation
    expense.......................................            --         --           --          --            --         289,000
  Amortization of note receivable.................            --         --           --          --            --              --
  Net loss........................................            --         --           --          --            --              --
                                                       ---------     ------   ----------     -------  ------------     -----------
  BALANCE, APRIL 30, 2001                              1,111,861     $1,000   43,580,059     $43,000  $406,819,000     $(2,161,000)
                                                       =========     ======   ==========     =======  ============     ===========

                                                               Prepaid
                                                              Marketing      Note          Retained         Total
                                                                                                        -------------
                                                               Expense     Receivable       Deficit
                                                             -----------  ------------   ------------
BALANCE, JANUARY 31, 2001                                   $(48,458,000) $(2,509,000)   $(302,248,000) $ 50,337,000
  Series A redeemable convertible preferred
    stock dividend declared, $0.40 per share..........                --           --       (1,092,000)   (1,092,000)
  Issuance of common stock-employee stock
    purchase plan.....................................                --           --               --       746,000
  Exercise of stock options for common stock..........                --           --               --        15,000
  Common stock repurchases............................                --           --               --       (20,000)
  Issuance of common stock warrants for
    marketing expenses................................                --           --               --       120,000
  Recognition of  prepaid marketing expenses..........        14,116,000                                  14,116,000
  Amortization of value of warrants ..................         1,755,000           --               --     1,755,000
  Amortization of prepaid marketing expenses..........         1,881,000           --               --     1,881,000
  Reversal of deferred compensation...................                --           --               --            --
  Recognition of stock-based compensation
    expense...........................................                --           --               --       289,000
  Amortization of note receivable.....................                --      236,000               --       236,000
  Net loss............................................                --           --      (49,092,000)  (49,092,000)
                                                            ------------  -----------    -------------  ------------
  BALANCE, APRIL 30, 2001                                   $(30,706,000) $(2,273,000)   $(352,432,000) $ 19,291,000
                                                            ============  ===========    =============  ============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                     April 30,
                                                                            ----------------------------
                                                                                2001            2000
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss............................................................   $(49,092,000)   $(23,447,000)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization...................................      1,603,000         501,000
         Issuance of common stock warrants for services..................        120,000              --
         Amortization of prepaid marketing expenses......................      1,881,000       2,941,000
         Amortization of warrants for services...........................      1,755,000         115,000
         Recognition of prepaid marketing expense........................     14,116,000              --
         Stock-based compensation expense................................        289,000         974,000
         Amortization of note receivable.................................        236,000              --
     Changes in assets and liabilities:
         Accounts receivable.............................................      1,063,000        (823,000)
         Accounts receivable-related parties.............................       (141,000)     (1,164,000)
         Prepaid expenses and other......................................        644,000      (3,854,000)
         Accounts payable................................................     (7,642,000)      8,052,000
         Accrued liabilities.............................................     (4,228,000)     (4,248,000)
         Accrued liabilities-related parties.............................    (14,988,000)      2,234,000
         Deferred revenue................................................      1,508,000       1,443,000
         Long-term deferred revenue......................................      2,666,000              --
         Other long-term liabilities.....................................       (324,000)             --
                                                                             ------------   ------------
       Net cash used in operating activities.............................    (50,534,000)    (17,276,000)
                                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment...............................     (1,654,000)     (7,604,000)
     Sale (purchase) of short-term investments, net......................             --       2,189,000
                                                                             ------------   ------------
       Net cash used in investing activities.............................     (1,654,000)     (5,415,000)
                                                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Series A redeemable convertible preferred stock dividend............     (1,092,000)             --
     Proceeds from issuance of common stock - employee stock
         purchase plan...................................................        746,000       1,142,000
     Proceeds from exercise of common stock options......................         15,000          54,000
     Repurchase of common stock..........................................        (20,000)         (1,000)
     Net borrowings (payments) under capital lease.......................       (194,000)        (59,000)
                                                                             ------------   ------------
       Net cash (used in) provided by financing activities...............       (545,000)      1,136,000
                                                                             ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................    (52,733,000)    (21,555,000)
                                                                             ------------   ------------


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                                                                              Three Months Ended
                                                                                   April 30,
                                                                          --------------------------
                                                                              2001          2000
                                                                          ------------  ------------
CASH AND CASH EQUIVALENTS:
     Balance at beginning of period ....................................   124,474,000   137,658,000
                                                                          ------------  ------------

     Balance at end of period ..........................................  $ 71,741,000  $116,103,000
                                                                          ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest ............................................  $     23,000  $     36,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH
FINANCING INFORMATION
     Interest earned on restricted cash ................................       593,000            --
     Equipment acquired under capital lease ............................            --       121,000


       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

         TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

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

         TiVo has recognized limited revenue, has incurred significant losses and has had substantial negative cash flow. During the quarter ended April 30, 2001 TiVo recognized subscription revenues of $3.2 million. As of April 30, 2001, TiVo had an accumulated deficit of $352.4 million. In April 2001, the Company reevaluated its business model and announced its new operating plan. The plan supports TiVo's key objectives of building its subscriber base and increasing revenue, while reducing its operating expenses by nearly 35%. TiVo intends to execute several key initiatives in order to achieve its targeted cost reductions. TiVo expects that these initiatives will reduce its cash burn-rate by approximately $60 million for the current fiscal year ending January 31, 2002. The initiatives are: leveraged marketing, a new, low cost platform, reduced infrastructure costs, reduced service operations costs and headcount reductions. With this change in its operating plan, TiVo believes that it has adequate capital to fund operations, capital expenditures and working capital needs through its fiscal year ending January 31, 2002. Tivo is currently considering alternatives to address its funding needs beyond the end of this fiscal year.

Unaudited Interim Consolidated Financial Statements

         The accompanying consolidated balance sheet as of April 30, 2001 and the accompanying consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the three months ended April 30, 2001 and 2000 included herein have been prepared by the Company and are unaudited. The information furnished in the unaudited financial statements referred to above include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash equivalents

         The Company classifies financial instruments as cash equivalents if the original maturity of such instruments is three months or less.

Restricted Cash

               Under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), the Company deposited $91.5 million into an interest bearing escrow account as restricted cash. The $91.5 million in restricted cash is intended to be used for subsidy payments to manufacturer(s) in accordance with the Production Integration and Marketing Agreement between AOL and TiVo, (the "Commercial Agreement"). On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL (the "Second Amendment"). The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and among the Company, AOL and U.S. Trust Company, National Association, as escrow agent, pursuant to which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock. The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement (see Note 4).

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

Prepaid Expenses and Other

         Prepaid expenses consist of payments made in advance of recognizing the expense, including primarily marketing expenses related to media purchases and trade show expenses. Other consists primarily of TiVo stand-alone recorders and DIRECTV receivers with TiVo Service held for future marketing programs.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

          Furniture and fixtures.......................                         3-5 years
          Computer and office equipment................                         3-5 years
          Lab equipment................................                           3 years
          Leasehold improvements.......................        7 years or the life of the lease
          Capitalized software.........................                         1-5 years

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

Other Long-Term Liabilities

         Other long-term liabilities consist of deferred rent. Deferred rent of $893,000 results from the recognition of rent expense under facilities lease amortized on a straight line basis over 7 years, the life of the related lease.

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.


Business Concentrations and Credit Risk

         Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a slight amount of credit risk of these customers as subscription revenue is primarily obtained through credit card sales. The reserve for doubtful accounts at April 30, 2001 was $311,000 and $125,000 for accounts receivable and accounts receivable--related parties, respectively. The Company does not consider credit risk associated with accounts receivable-related parties (Philips, Sony, AOL and Quantum) to be material.


Stock-Based Compensation and Stock Exchanged for Services

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $289,000 for the quarter ended April 30, 2001. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Other Operating Expense, Net

         Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 was classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and was recognized upon shipment to the customer. The Company recorded a provision for estimated warranty costs and returns at the time of sale. This reserve was zero at both April 30, 2001 and January 31, 2001.

Advertising Costs

         In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," the Company expensed advertising costs as incurred. Advertising expenses were $6.7 million for the three months ended April 30, 2001 including expenses related to a portion of the AOL media insertion orders (See
Note 4).

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

Net Loss Per Common Share

         Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of the three months ended April 30, 2001, net loss per share amount do not include repurchasable common stock issued to DIRECTV, options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 4) and unvested, repurchasable common stock issued under the employee stock option plans.


3.  COMMITMENTS AND CONTINGENCIES

Facilities Leases

         In June 2000, the Company entered into an office lease for its UK office with Regus Business Center. The lease began on June 20, 2000 and had a six-month term. It was renewed in December 2000 for an additional six-month period. Monthly rent is approximately $18,000 until lease expiration at June 1, 2001. The Company is not planning on renewing this lease. In April 2001, the Company entered into a new office lease with Leopold House. The lease began on April 2001 and has a five year term. Monthly rent is approximately $8,000.


4.  AOL RELATIONSHIP

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

         On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and between the Company and AOL in which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock.

Restricted Cash

         Under the terms of the Investment Agreement, the Company deposited $91.5 million of the proceeds received from the AOL investment in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s) of set-top boxes that enable the TiVo Service. However, the restricted cash would be used in the event AOL exercises its put option to repurchase Series A redeemable convertible preferred stock and their portion of common stock subject to redemption. The terms of the put option are described below. The interest income earned on this restricted cash is shown on the consolidated balance sheets as deferred interest income on restricted cash until such time as the cash is no longer restricted. For the quarter ended April 30, 2001, $593,000 was deferred as interest income.

         The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement. Of this amount, as of January 31, 2001, $16.5 million was paid to AOL for prepaid advertising expenses to be expensed in the current fiscal year.

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

Series A Redeemable Convertible Preferred Stock Dividend

         Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors. As of April 30, 2001, $1.1 million was payable.

Common Stock

         In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. As of April 30, 2001 there were no shares of common stock subject to redemption under the Second Amendment to the Investment Agreement signed in January 2001.

Initial Common Stock Warrants A and B

         In September 2000, in conjunction with AOL's investment, the Company issued two initial warrants to AOL to purchase common stock. The initial warrants were vested immediately and exercisable as follows:

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

Performance Warrants

         In conjunction with AOL's investment in September 2000, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, it may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:

         . Performance Warrant A - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant A may be exercised within six months following the execution of the Launch Commitment. The Launch Commitment is a binding contractual commitment to market the Integrated Service to 1,500,000 activated users on Time Warner cable systems.

         . Performance Warrant B - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant B may be exercised within the six month period following the date on which AOL notifies the Company that 1,500,000 activated users of the Integrated Service exist at one time.

         Performance Warrants A and B shall be valued at the date that AOL meets the performance criteria. The exercise price for each performance warrant is equal to 90% of the average of the last reported trading prices of the Common Stock on the Nasdaq for the ten consecutive trading days preceding the date of AOL's Notice of Exercise.

         Performance Warrant A shall be valued at the date that TiVo receives a written binding contractual commitment from AOL for the set- top box launch to occur on cable television systems owned or controlled by Time Warner or its Affiliates in markets where TiVo has the potential to acquire at least 1.5 million activated users in the aggregate on such cable systems. Performance Warrant B shall be valued at the date that it is probable that AOL will meet the performance criteria of notifying the Company that 1,500,000 activated users of the Integrated Service exist at one time.

         If the Company were to value the performance warrants as of April 30, 2001, it would record the estimated value of the performance warrants of $4.8 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at April 30, 2001 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

         . Performance Warrant A - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $2.4 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are:
               6-month term; fair market value at the date of issuance of $4.53 per share; a risk-free rate of return of 3.67%; dividend yield of zero percent; and a volatility of 70%.

         . Performance Warrant B - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $2.4 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $4.53 per share; a risk-free rate of return of 3.67%; dividend yield of zero percent; and a volatility of 70%.

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

         Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been met at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at April 30, 2001 than the valuation of the warrants could significantly increase or decrease from the above amount.

AOL Advertising Insertion Order

         Under the terms of the Investment Agreement, the Company has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On September 13, 2000, $8.5 million of this amount was paid to AOL. The Company recorded this payment as prepaid marketing expense (contra equity).

         On January 30, 2001, the Company signed an additional media insertion order with AOL Time Warner for $21.5 million in advertising programs to promote the TiVo Service on AOL Time Warner properties. The $21.5 million media insertion order was comprised of $3.5 million, the balance of the original AOL Insertion Order, and $18.0 million. As of April 30, 2001, the Company recorded $27.0 million as prepaid marketing expense (contra equity) for payments and incurred $19.4 million of advertising expense. The balance of $7.6 million of prepaid marketing expense will be expensed as incurred in the future.

Financial Covenants

         Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of a quarter, AOL has the right to exercise its put option. Absent a substantial subscription revenue increase or significant non-subscription revenue contracts, cost containment measures or proceeds from sales of its securities, we would not be in compliance with this covenant as of the end of the second quarter of this fiscal year. The Company is currently exploring these alternatives (see Note 1). As of April 30, 2001, the Company is in compliance. The financial covenants shall terminate upon the earlier of the date of the set-top box launch, (so long as such set-top box launch occurs before the planned launch date), the expiration of the put option or the day following the first anniversary of the planned launch date.

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

===============================================================================
          The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.
===============================================================================

          TiVo achieved several important milestones during the quarter ended April 30, 2001:

          . Completion of a major software release, which adds significant new capabilities to the TiVo Service including "Wishlists", "Season Pass Manager" and more recording options.

          . Increased interest from the advertising community in using TiVo as an advertising platform. TiVo's Charter Advertising partners include companies such as Miller Brewing, Guthy Renker and Pfizer. During this quarter, Lexus signed up as TiVo's latest partner. Lexus will take advantage of new, innovative advertising capabilities that will start to roll out during the second quarter of fiscal year 2002. While minimal revenue has been earned to date, by the end of the quarter, TiVo had accumulated over $1 million of backlog for future advertising revenues.

          In April 2001, TiVo reevaluated its business model and announced its new operating plan. The plan supports TiVo's key objectives of building its subscriber base and increasing revenue, while reducing its operating expenses by nearly 35%. TiVo intends to execute several key initiatives in order to achieve its targeted cost reductions. TiVo expects that these initiatives will reduce its cash burn-rate by approximately $60 million for the current fiscal year ending January 31, 2002. The initiatives are: leveraged marketing, a new, low cost platform, reduced infrastructure costs, reduced service operations costs and headcount reductions. With this change in its operating plan, TiVo believes that its capital is adequate to fund operations, capital expenditures and working capital needs through its fiscal year ending January 31, 2002. TiVo is currently considering alternatives to address its funding needs beyond the end of this fiscal year.

          As part of the new operating plan, TiVo announced a price increase in the lifetime subscription from $199 to $249 effective May 1, 2001.

         In May 2001, TiVo announced the U.S. Patent Office had issued patent number 6,233,389 for a "Multimedia Timewarping System", based on an application filed in July 1998. The patent covers TiVo's method for implementing the key features that separate personal video recorders ("PVR") from videocassette recorders. This patent discloses all aspects of the design and construction of the TiVo Receiver/Recorder. Key inventions in the patent include:

          . a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program;
          . a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio and closed-captioning, and a storage format that easily supports advanced Trickplay capabilities. Trickplay includes pausing the live TV broadcast, fast-forwarding, rewinding, instant replays and slow motion.

     This is one of many patent applications filed by TiVo. In addition to the patent awarded above, TiVo has been issued patent number 6,215,526, which describes a method for embedding data within a television signal in such a way that it survives analog-to-digital and digital-to-analog conversion during the transmission process. TiVo owns design patents for its remote control and the design for the integrated DIRECTV Receiver with TiVo. These patents are issued as Remote Control design patents: D424,061, D431,552, Remote Control housing design patents: D424,577, D435,403 and DIRECTV Receiver with TiVo bezel design patent: D434,043. TiVo also has pending applications that cover the end-to-end features and functions of the TiVo Service.

     Additionally, the patents have also been examined and approved under the terms of the Patent Convention Treaty (PCT), which provides for nominal acceptance of the patent in countries that are signatories to the treaty, which includes most countries in the world. TiVo is currently filing for acceptance in key countries around the world.

Results of Operations

     Revenues. Revenues for the three months ended April 30, 2001 were $3.2 million, compared to $499,000 for the three months ended April 30, 2000. The increase is attributable to increased customer subscriptions to the TiVo Service. A large part of the increase was due to TiVo's existing monthly subscribers upgrading to lifetime subscriptions for $199 before the new price increase. This promotion generated an additional $1 million in cash for the quarter ended April 2001. During this period TiVo activated approximately 35,000 new subscribers to the TiVo Service compared to approximately 15,000 subscribers activated during the prior year comparable period. As of April 30, 2001, the total installed subscriber base had grown to approximately 189,000 subscribers.

     Cost of services. Cost of services consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the three months ended April 30, 2001 was $5.5 million compared to $5.0 million for the three months ended April 30, 2000. This increase was primarily attributable to increased salaries and benefits and service center expenses. Total salaries and benefits accounted for the majority of the total increase due to the expansion and staffing of the Broadcast Operations department. Additionally, telecommunications and network expense decreased by 42%, from the three months ended April 30, 2000 to the three months ended April 30, 2001. This decrease was a result of decreasing the service cost per subscriber by using satellite transmission of the Service for subscribers using the DIRECT Receiver with TiVo.

     Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three months ended April 30, 2001 were $6.8 million compared to $4.8 million for the three months ended April 30, 2000. Approximately 72% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Other outside services decreased by 41% because employees were hired to perform work previously done by outside services.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three months ended April 30, 2001 were $13.0 million compared to $8.5 million for the three months ended April 30, 2000. The increase was primarily attributable to an increase in expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. Advertising expenses, including public relations and trade shows, comprised over 39% of the total increase in sales and marketing expenses. Sales support expenses accounted for 42% of the total increase and salaries expense accounted for 14% of the total increase. We expect our marketing expenses to continue to be a large portion of our total company expenses for fiscal year 2002. Advertising expense for fiscal year 2002 will be comprised mostly of marketing campaigns focused on consumer education.

     Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in TiVo. Sales and marketing--related parties expense for the three months ended April 30, 2001 was $23.5 million compared to $3.3 million for the three months ended April 30, 2000. The increase in sales and marketing--related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service and AOL media insertion orders.

     Sales and marketing--related parties expense for the three months ended April 30, 2001, consists of cash charges of $19.5 million and non-cash charges of $4.0 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL and DIRECTV. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

     The cash portion of sales and marketing--related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to AOL. Subsidies are formula based payments to our partners in exchange for key activites and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We anticipate that our business will continue to grow and, as such, we expect the revenue share and manufacturing subsidy amounts to continue to be large for the foreseeable future. We are in the process of negotiating deferral payment of payables currently due. We are currently working with our partners to manage manufacturing costs. By decreasing manufacturing costs per unit, we expect this will decrease subsidy costs on a per unit basis.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2001 were $4.5 million compared to $3.0 million for the three months ended April 30, 2000. Over 66% of the increase was primarily attributable to the hiring of additional information systems personnel and related expenses. Also contributing to the increase were consulting and temporary expenses totaling 15% of the total increase.

     Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest on an accelerated basis. The stock-based compensation expense was approximately $289,000 for the three months ended April 30, 2001 and $974,000 for the prior year comparable period.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $1.4 million for the three months ended April 30, 2001 compared to $1.8 million for the three months ended April 30, 2000, as cash balances have increased largely due to the AOL investment in calendar year 2000.

     Interest expense and other. Interest expense and other was $50,000 for the three months ended April 30, 2001. This includes amortization of the value assigned primarily to the Comdisco warrant for interest expense of $25,000. For the three months ended April 30, 2000, interest expense and other was $101,000.

     Series A redeemable convertible preferred stock dividend. Under the terms of the Investment Agreement between AOL and TiVo, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividend payable for the three months ended April 30, 2001 was $1.1 million. The dividends are payable quarterly as declared by the Board of Directors.

Quarterly Results of Operations

     The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

                                                                   Three Months Ended
                                 ---------------------------------------------------------------------------------------------------
                                  July 31,   October 31,   January 31,    April 30,   July 31,   October 31,  January 31,  April 30,
                                   1999        1999          2000          2000        2000        2000          2001        2001
                                 ----------  -----------  ------------   ----------   ---------  ----------  -----------   ---------
                                                       (unaudited, in thousands except per share data)
Revenues....................... $    16    $     53     $    287     $    499      $    869      $  1,102    $  2,166     $  3,196

Costs and expenses
Cost of services...............     588       1,032        2,746        4,994         4,295         4,149       5,661        5,497
Research and development.......   1,886       2,684        4,626        4,844         6,788         7,572       5,888        6,827
Sales and marketing............   1,981      10,341       12,215        8,479        16,422        34,638      46,905       13,020
Sales and marketing--related
  parties......................   1,025       9,049        7,323        3,342         9,293        24,283      21,093       23,488
General and administrative.....     857       2,140        2,888        2,978         3,720         3,876       4,483        4,507
Stock-based compensation.......     341         632          878          974           808           624         562          289
Other operating expense, net...   1,329       5,947          (69)          --            --            --          --           --
                                -------    --------     --------     --------      --------      --------    --------     --------
Loss from operations...........  (7,991)    (31,772)     (30,320)     (25,112)      (40,457)      (74,040)    (82,426)     (50,432)
Interest income................     303       1,132        2,097        1,766         1,752         2,056       2,305        1,390
Interest expense and other.....    (229)       (362)         110         (101)         (276)          (46)        (86)         (50)
                                -------    --------     --------     --------      --------      --------    --------     --------
Net loss.......................  (7,917)    (31,002)     (28,113)     (23,447)      (38,981)      (72,030)    (80,207)     (49,092)
Less: Series A redeemable
convertible preferred
stock dividend.................      --          --           --           --            --          (665)     (1,272)      (1,092)
                                -------    --------     --------     --------      --------      --------    --------     --------
Net loss attributable to
common stock................... $(7,917)   $(31,002)    $(28,113)    $(23,447)     $(38,981)     $(72,695)   $(81,479)    $(50,184)
                                =======    ========     ========     ========      ========      ========    ========     ========

Net loss per share

  Basic and diluted............ $ (1.39)   $  (2.15)    $  (0.80)    $  (0.66)     $  (1.09)     $  (1.89)   $  (2.00)    $  (1.20)
  Weighted average shares......   5,692      14,426       35,215       35,462        35,865        38,461      40,774       41,787

     The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscribers during the holiday shopping season. Although advertising revenue to date has been minimal, we also expect to generate a portion of future revenues from television advertising, which tends to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.

Liquidity and Capital Resources

     From inception through April 30, 2001, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At April 30, 2001, we had $71.7 million of cash and cash equivalents. In April 2001, we announced our new operating plan,

The plan supports our key objectives of building our subscriber base and increasing revenue, while reducing our operating expenses by nearly 35%. We intend to execute several key initiatives in order to achieve our targeted cost reductions. We expect that these initiatives will reduce our cash burn-rate by approximately $60.0 million for the current fiscal year ending January 31, 2002. The initiatives are: leveraged marketing, a new, low cost platform, reduced infrastructure costs, reduced service operations costs and headcount reductions. With this change in our operating plan, we believe that our capital is adequate to fund operations, capital expenditures and working capital needs through our fiscal year ending January 31, 2002. TiVo is currently considering alternatives to address its funding needs beyond the end of this fiscal year.

     Net cash used in operating activities was $50.5 million for the three months ended April 30, 2001. During this period we continued to provide the TiVo Service, incurring a net loss of $49.1 million. Uses of cash from operating activities also included a decrease in accrued liabilities--related parties of $15.0 million, a decrease in accounts payable of $7.6 million and a decrease in accrued liabilities of $4.2 million, an increase in accounts receivable-related parties of $141,000 and a decrease in other long-term liabilities of $324,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in long-term deferred revenue of $2.7 million, an increase in deferred revenue of $1.5 million and a decrease in accounts receivable of $1.1 million and a decrease in prepaid expenses of $644,000.

     Net cash used in investing activities was $1.7 million for the three months ended April 30, 2001 was for the acquisition of property and equipment.

     Net cash used for financing activities was $545,000 for the three months ended April 30, 2001. Of this amount, $1.1 million was used for payment of the redeemable convertible preferred stock dividend . We obtained $746,000 of financing as proceeds from the issuance of common stock through our employee stock purchase plan. Additionally, we received $15,000 from the issuance of common stock for stock options exercised. Cash was used for payment on a capital lease of $194,000.

     We have commitments for future lease payments under facilities operating leases $18.4 million and obligations under capital leases of $1.2 million as of April 30, 2001. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

               . to continue to support our existing efforts in the United Kingdom market;

               .    for general corporate purposes.

         We believe that our cash and cash equivalents, the net proceeds from the sale of our Series A redeemable convertible preferred stock and private sales of equity securities and the net proceeds from the initial public offering that we have raised to date will be sufficient to fund our operations through our fiscal year ending January 31, 2002. Despite our expectations, we may seek to raise additional capital before the end of the next 12 months in order to:

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

         We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three months ended April 30, 2001 we recognized revenues of $3.2 million. As of April 30, 2001, we had an accumulated deficit of $352.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

         We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of April 30, 2001, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

         Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo Service and its features and functionality. To date, several of these patents have been granted, and we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.

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

         We expect that our existing capital resources will be sufficient to meet our cash requirements through our fiscal year ending January 31, 2002. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

     If there is an adverse outcome in the class action litigation that has been filed against TiVo, our business may be harmed.

         On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of the executive officers of TiVo, and certain underwriters involved in our initial public offering were named as defendants in the complaint. The complaint charges the defendants with violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for issuing a registration statement and prospectus in our initial public offering that contained material misrepresentations and/or omissions by failing to disclose the underwriters' alleged agreement with certain investors to provide them with restricted shares in our initial public offering in exchange for commissions, and the alleged agreement between the underwriters and certain of their customers whereby they would allocate shares in our initial public offering to those customers in exchange for the customers' agreement to purchase our shares in the after-market at pre-determined prices. The complaint seeks damages on behalf of all those who purchased or otherwise acquired TiVo securities during the period covered by the complaint. We believe we have meritorious defenses and intend to defend this action vigorously. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     We expect to experience volatility in our stock price.

         The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through June 11, 2001, our common stock has closed between $71.50 per share and $4.00 per share, closing at $8.05 on June 11, 2001. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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



PART II : OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of the executive officers of TiVo, and certain underwriters involved in our initial public offering were named as defendants in the complaint. The complaint charges the defendants with violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for issuing a registration statement and prospectus in our initial public offering that contained material misrepresentations and/or omissions by failing to disclose the underwriters' alleged agreement with certain investors to provide them with restricted shares in our initial public offering in exchange for commissions, and the alleged agreement between the underwriters and certain of their customers whereby they would allocate shares in our initial public offering to those customers in exchange for the customers' agreement to purchase our shares in the after-market at pre-determined prices. The complaint seeks damages on behalf of all those who purchased or otherwise acquired TiVo securities during the period covered by the complaint. We believe we have meritorious defenses and intend to defend this action vigorously. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.




Item 2.  Changes in Securities and Use of proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended April 30, 2001.

Item 5.  Other Information

         Board of Directors

         During the first quarter ended April 30, 2001, Barry Schuler and Howard Stringer resigned from the Company's Board of Directors as the AOL and Sony representatives, respectively. On April 25, 2001, by a unanimous written consent of the executive committee of the Board of Directors, the number of directors constituting the Board was reduced from twelve to ten members.

         On March 13, 2001, the Board approved a 200,000 share increase to the Employee Share Purchase Plan.

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

          EXHIBIT
          NUMBER                         DESCRIPTION
          ------                         -----------

               10.9 First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

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

   EXHIBIT
   NUMBER                                    DESCRIPTION
   ------                                    -----------
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

REPORTS ON FORM 8-K

         The registrant filed the following reports on Form 8-K during the quarter ended April 30, 2001:

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

                                    TIVO INC.

         Date: June 14, 2001        By:  /s/ Michael Ramsay
                                       ---------------------------------
                                        Michael Ramsay
                                        Chief Executive Officer and Chairman of
                                        the Board of Directors
                                        (Principal Executive Officer)

         Date: June 14, 2001        By:  /s/ David H. Courtney
                                       ---------------------------------
                                        David H. Courtney
                                        Chief Financial Officer and Sr. Vice
                                        President of Finance and Administration
                                        (Principal Financial and Accounting
                                        Officer)