Form 10-Q
period 2001-07-31
TIVO INC
filed 2001-09-14
CIK 1088825

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934. For the quarterly period ended July 31, 2001.


Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________________to___________________



                        Commission file number 000-27141
                                               ---------

                                    TIVO INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           77-0463167
--------------------------------                          -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


2160 Gold Street, PO Box 2160, Alviso, CA                         95002
-----------------------------------------                 -------------------
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
Yes [X]    No [_]


The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 43,654,241 as of September 10, 2001.

TABLE OF CONTENTS

 PART I : FINANCIAL INFORMATION.................................................  3

    ITEM 1.  Financial Statements...............................................  3
             Consolidated Balance Sheets........................................  3
             Consolidated Statements of Operations..............................  5
             Consolidated Statements of Stockholders' Equity (Deficit)..........  6
             Consolidated Statements of Cash Flows..............................  7
             Notes to Financial Statements......................................  9
    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 19
    Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......... 36

 PART II : OTHER INFORMATION.................................................... 37

    Item 1.  Legal Proceedings.................................................. 37
    Item 2.  Changes in Securities and Use of Proceeds.......................... 38
    Item 3.  Defaults Upon Senior Securities.................................... 38
    Item 4.  Submission of Matters to a Vote of Security Holders................ 38
    Item 5.  Other Information.................................................. 39
    Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 39
    Signatures.................................................................. 43

       The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                                    TIVO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              Pro Forma
                                                                               July 31,       July 31,     January 31,
                                                                                 2001          2001            2001
                                                                             ------------------------------------------
                                    ASSETS
     CURRENT ASSETS
        Cash and cash equivalents ........................................   $ 79,098,000   $ 38,298,000   $124,474,000
        Short-term investments ...........................................      1,989,000      1,989,000             --
        Restricted cash ..................................................     51,156,000     51,156,000     50,104,000

        Accounts receivable, net of allowance for doubtful accounts of
          $294,000 and $201,000, as of July 31, 2001 and January 31, 2001         657,000        657,000      1,834,000
        Accounts receivable-related parties, net of allowance for doubtful accounts of $62,000 and $62,000, as of July 31, 2001 and January
          31, 2001 .......................................................      3,301,000      3,301,000      4,816,000
        Prepaid expenses and other .......................................      9,368,000      4,983,000      6,693,000
        Prepaid expenses and other-related parties .......................     17,419,000      4,319,000      1,698,000
                                                                             ------------   ------------   ------------
          Total current assets ...........................................    162,988,000    104,703,000    189,619,000
     ACCOUNTS RECEIVABLE-RELATED PARTIES, long-term ......................        560,000        560,000             --

     PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,133,000
          and $4,813,000 as of July 31, 2001 and January 31, 2001  .......     21,599,000     21,599,000     21,924,000
                                                                             ------------   ------------   ------------
                   Total assets ..........................................   $185,147,000   $126,862,000   $211,543,000
                                                                             ============   ============   ============

            LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
     LIABILITIES
        CURRENT LIABILITIES
        Accounts payable .................................................   $  6,679,000   $  6,679,000   $ 21,971,000
        Accrued liabilities ..............................................     17,144,000     17,144,000     19,863,000
        Accrued liabilities-related parties ..............................     30,285,000     25,285,000     49,839,000
        Deferred interest income on restricted cash ......................      3,156,000      3,156,000      2,104,000
        Deferred revenue, short-term .....................................      9,127,000      9,127,000      6,210,000
        Current portion of obligations under capital lease ...............        786,000        786,000        796,000
                                                                             ------------   ------------   ------------
          Total current liabilities ......................................     67,177,000     62,177,000    100,783,000

        LONG-TERM LIABILITIES
        Long-term portion of obligations under capital lease .............        157,000        157,000        538,000
        Accrued liabilities-related parties ..............................      3,126,000      3,126,000             --
        Convertible notes payable ........................................     29,927,000             --             --
        Convertible notes payable-related parties ........................     12,215,000             --             --
        Deferred revenue .................................................     16,795,000     16,795,000     12,113,000
        Other long-term liabilities ......................................        908,000        908,000      1,217,000
                                                                             ------------   ------------   ------------
          Total long-term liabilities ....................................     63,128,000     20,986,000     13,868,000
                                                                             ------------   ------------   ------------
                   Total liabilities .....................................    130,305,000     83,163,000    114,651,000
                                                                             ------------   ------------   ------------

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                                                                             Pro Forma
                                                                              July 31,         July 31,       January 31,
                                                                                2001             2001            2001
                                                                           -----------------------------------------------
     REDEEMABLE CONVERTIBLE PREFERRED STOCK

        Series A Redeemable convertible preferred stock,
            par value $0.001:
        Issued and outstanding shares at July 31, 2001 and January 31,
          2001 are 1,600,000 ...........................................   $       2,000    $       2,000    $       2,000
        Additional paid-in capital .....................................      46,553,000       46,553,000       46,553,000
                                                                           -------------    -------------    -------------
                  Total redeemable convertible preferred stock .........      46,555,000       46,555,000       46,555,000

     STOCKHOLDERS' EQUITY (DEFICIT)
        Series A Convertible preferred stock, par value $0.001:
          Authorized shares at July 31, 2001 and January 31, 2001 are
                                                                                                                10,000,000
          Issued and outstanding shares at July 31, 2001 and January 31,
              2001 are 1,111,861 .......................................   $       1,000    $       1,000    $       1,000
        Common stock, par value $0.001:
          Authorized shares at July 31, 2001 and January 31, 2001 are
                                                                                                               150,000,000
          Issued and outstanding shares at July 31, 2001 and January 31,
              2001 are 43,648,918 and 43,430,023 .......................          44,000           44,000           43,000
        Additional paid-in capital .....................................     418,344,000      407,201,000      406,294,000
        Deferred compensation ..........................................      (1,771,000)      (1,771,000)      (2,786,000)
        Prepaid marketing expenses .....................................     (19,400,000)     (19,400,000)     (48,458,000)
        Note receivable ................................................      (2,038,000)      (2,038,000)      (2,509,000)
        Retained deficit ...............................................    (386,893,000)    (386,893,000)    (302,248,000)
                                                                           -------------    -------------    -------------
                  Total stockholders' equity (deficit) .................       8,287,000       (2,856,000)      50,337,000
                                                                           -------------    -------------    -------------
                  Total liabilities, redeemable convertible preferred
                  stock and stockholders' equity (deficit) .............   $ 185,147,000    $ 126,862,000    $ 211,543,000
                                                                           =============    =============    =============

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended           Six Months Ended
                                                                                      July 31,                    July 31,
                                                                             --------------------------  --------------------------
                                                                                 2001          2000          2001          2000
                                                                             ------------  ------------  ------------  ------------
Revenues ..................................................................  $  4,106,000  $    869,000  $  7,302,000  $  1,368,000
Costs and expenses
   Cost of services (excludes ($7,000) and $32,000 of amortization of stock-based compensation for the quarters ended July 31, 2001 and July
     31, 2000, respectively and ($37,000) and $77,000 for the six months
     ended July 31, 2001 and July 31, 2000, respectively) .................     4,415,000     4,295,000     9,911,000     9,289,000
   Research and development (excludes $112,000 and
     $201,000 of amortization of stock-based compensation for the quarters ended July 31, 2001 and July 31, 2000, respectively and $208,000 and
     $464,000 for the six months ended July 31, 2001 and July 31, 2000,
     respectively) ........................................................     6,786,000     6,788,000    13,613,000    11,632,000
   Sales and marketing (excludes $143,000 and
     $280,000 of amortization of stock-based compensation for the quarters ended July 31, 2001 and July 31, 2000, respectively and $291,000 and
     $548,000 for the six months ended July 31, 2001 and July 31, 2000,
     respectively) ........................................................     5,756,000    16,422,000    18,776,000    24,901,000
   Sales and marketing-related parties ....................................    16,146,000     9,293,000    39,634,000    12,635,000
   General and administrative (excludes $91,000 and
     $295,000 of amortization of stock-based compensation for the quarters ended July 31, 2001 and July 31, 2000, respectively and $166,000 and
     $693,000 for the six months ended July 31, 2001 and July 31, 2000,
     respectively) ........................................................     4,288,000     3,720,000     8,796,000     6,698,000
   Stock-based compensation ...............................................       339,000       808,000       628,000     1,782,000
                                                                             ------------  ------------  ------------  ------------
     Loss from operations .................................................   (33,624,000)  (40,457,000)  (84,056,000)  (65,569,000)
         Interest income ..................................................       607,000     1,752,000     1,998,000     3,518,000
         Interest expense and other .......................................      (604,000)     (276,000)     (655,000)     (377,000)
                                                                             ------------  ------------  ------------  ------------
     Net loss .............................................................   (33,621,000)  (38,981,000)  (82,713,000)  (62,428,000)
     Less: Series A redeemable convertible
       preferred stock dividend ...........................................      (840,000)           --    (1,932,000)           --
                                                                             ------------  ------------  ------------  ------------

Net loss attributable to common stock .....................................  $(34,461,000) $(38,981,000) $(84,645,000) $(62,428,000)
                                                                             ============  ============  ============  ============
   Net loss per common share
     basic and diluted ....................................................  $      (0.82) $      (1.09) $      (2.02) $      (1.75)
                                                                             ============  ============  ============  ============
   Weighted average common shares outstanding
     basic and diluted ....................................................    42,094,554    35,864,820    41,940,982    35,663,178
                                                                             ============  ============  ============  ============

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Convertible                                              Additional
                                                            Preferred Stock                  Common Stock                Paid-In
                                                     -----------------------------    -----------------------------
                                                        Shares          Amount           Shares           Amount         Capital
                                                     -------------   -------------    ------------    -------------   -------------
BALANCE, JANUARY 31, 2001..........................      1,111,861   $       1,000      43,430,023    $      43,000   $ 406,294,000
  Series A redeemable convertible preferred stock
    dividend declared, $0.40 per share.............             --              --              --               --              --
  Issuance of common stock-employee stock purchase
    plan...........................................             --              --         193,840               --         746,000
  Exercise of stock options for common stock.......             --              --           8,741               --          15,000
  Common stock repurchases.........................             --              --         (52,545)              --         (20,000)
  Issuance of common stock warrants for marketing
    expenses.......................................             --              --              --               --         120,000
  Recognition of prepaid marketing expenses........             --              --              --               --              --
  Amortization of value of warrants................             --              --              --               --              --
  Amortization of prepaid marketing expenses.......             --              --              --               --              --
  Reversal of deferred compensation................             --              --              --               --        (336,000)
  Recognition of stock-based compensation expense..             --              --              --               --              --
  Amortization of note receivable..................             --              --              --               --              --
  Net loss.........................................             --              --              --               --              --
                                                     -------------   -------------    ------------    -------------   -------------
  BALANCE, APRIL 30, 2001..........................      1,111,861   $       1,000      43,580,059           43,000     406,819,000
  Series A redeemable convertible preferred stock
    dividend declared, $0.31 per share.............             --              --              --               --              --
  Exercise of stock options for common stock.......             --              --          68,859             1000         217,000
  Issuance of common stock warrants for marketing
    expenses.......................................             --              --              --               --         216,000
  Recognition of  prepaid marketing expenses.......             --              --              --               --              --
  Amortization of value of warrants................             --              --              --               --              --
  Amortization of prepaid marketing expenses.......             --              --              --               --              --
  Reversal of deferred compensation................             --              --              --               --         (51,000)
  Recognition of stock-based compensation expense..             --              --              --               --              --
  Amortization of note receivable..................             --              --              --               --              --
  Net loss.........................................             --              --              --               --              --
                                                     -------------   -------------    ------------    -------------   -------------

  BALANCE, JULY 31, 2001...........................      1,111,861   $       1,000      43,648,918    $      44,000   $ 407,201,000
                                                     =============   =============    ============    =============   =============

                                                                        Prepaid
                                                       Deferred        Marketing          Note          Retained

                                                     Compensation       Expense        Receivable        Deficit          Total
                                                     -------------   -------------    ------------    -------------   -------------
BALANCE, JANUARY 31, 2001..........................  $  (2,786,000)    (48,458,000)   $ (2,509,000)   $(302,248,000)  $  50,337,000
  Series A redeemable convertible preferred stock
    dividend declared, $0.40 per share.............             --              --              --       (1,092,000)     (1,092,000)
  Issuance of common stock-employee stock purchase
    plan...........................................             --              --              --               --         746,000
  Exercise of stock options for common stock.......             --              --              --               --          15,000
  Common stock repurchases.........................             --              --              --               --         (20,000)
  Issuance of common stock warrants for marketing
     expenses......................................             --              --              --               --         120,000
  Recognition of prepaid marketing expenses........             --      14,116,000                                       14,116,000
  Amortization of value of warrants................             --       1,755,000              --               --       1,755,000
  Amortization of prepaid marketing expenses.......             --       1,881,000              --               --       1,881,000
  Reversal of deferred compensation................        336,000              --              --               --              --
  Recognition of stock-based compensation expense..        289,000              --              --               --         289,000
  Amortization of note receivable..................             --              --         236,000               --         236,000
  Net loss.........................................             --              --              --      (49,092,000)    (49,092,000)
                                                     -------------   -------------    ------------    -------------   -------------
  BALANCE, APRIL 30, 2001..........................     (2,161,000)    (30,706,000)     (2,273,000)    (352,432,000)     19,291,000
  Series A redeemable convertible preferred stock
    dividend declared, $0.31 per share.............             --              --              --         (840,000)       (840,000)
  Exercise of stock options for common stock.......             --              --              --               --         218,000
  Issuance of common stock warrants for marketing
    expenses.......................................             --              --              --               --         216,000
  Recognition of prepaid marketing expenses........             --       7,611,000                                        7,611,000
  Amortization of value of warrants................             --       1,814,000              --               --       1,814,000
  Amortization of prepaid marketing expenses.......             --       1,881,000              --               --       1,881,000
  Reversal of deferred compensation................         51,000              --              --               --              --
  Recognition of stock-based compensation expense..        339,000              --              --               --         339,000
  Amortization of note receivable..................             --              --         235,000               --         235,000
  Net loss.........................................             --              --              --      (33,621,000)    (33,621,000)
                                                     -------------   -------------    ------------    -------------   -------------

  BALANCE, JULY 31, 2001...........................  $  (1,771,000)  $ (19,400,000)   $ (2,038,000)   $(386,893,000)  $  (2,856,000)
                                                     =============   =============    ============    =============   =============

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               July 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ...................................................   $(82,713,000)   $(62,428,000)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization ..........................      3,320,000       1,238,000
         Issuance of common stock warrants for services .........        336,000         193,000
         Amortization of prepaid marketing expenses .............      3,762,000       4,089,000
         Amortization of warrants for services ..................      3,569,000          19,000
         Recognition of prepaid marketing expense ...............     21,727,000              --
         Stock-based compensation expense .......................        628,000       1,782,000
         Amortization of note receivable ........................        471,000              --
     Changes in assets and liabilities:
         Accounts receivable ....................................      1,177,000         (32,000)
         Accounts receivable-related parties ....................      1,515,000      (2,588,000)
         Prepaid expenses and other .............................      1,710,000      (1,122,000)
         Prepaid expenses and other-related parties .............     (2,621,000)       (454,000)
         Accounts receivable-related parties, long-term .........       (560,000)             --
         Accounts payable .......................................    (15,292,000)      5,380,000
         Accrued liabilities ....................................     (2,719,000)     (3,208,000)
         Accrued liabilities-related parties ....................    (24,554,000)      8,963,000
         Deferred revenue .......................................      2,917,000       3,426,000
         Accrued liabilities-related parties, long term .........      3,126,000              --
         Deferred revenue, long term ............................      4,682,000              --
         Other long-term liabilities ............................       (309,000)      1,436,000
                                                                    ------------    ------------
       Net cash used in  operating activities ...................    (79,828,000)    (43,306,000)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment ......................     (2,995,000)    (13,075,000)
     (Purchase) of short-term investments, net ..................     (1,989,000)     (2,327,000)
                                                                    ------------    ------------
       Net cash used in investing activities ....................     (4,984,000)    (15,402,000)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Series A convertible preferred stock dividend ..............     (1,932,000)             --
     Proceeds from issuance of common stock - employee stock
         purchase plan ..........................................        746,000       1,142,000
        Proceeds from exercise of common stock options ..........        233,000         475,000
     Issuance costs related to issuance of common stock through
     initial public offering ....................................                        (14,000)
     Repurchases of common stock ................................        (20,000)          7,000
     Net borrowings (payments) under capital lease ..............       (391,000)       (242,000)
                                                                    ------------    ------------
       Net cash (used in) provided by financing activities ......     (1,364,000)      1,368,000
                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............    (86,176,000)    (57,340,000)
                                                                    ------------    ------------

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                                                                         Six Months Ended
                                                                              July 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS:
     Balance at beginning of period .............................    124,474,000     137,658,000
                                                                    ------------    ------------

     Balance at end of period ...................................   $ 38,298,000    $ 80,318,000
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest .....................................   $    601,000    $     69,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH
FINANCING INFORMATION
     Interest earned on restricted cash .........................      1,052,000              --
     Equipment acquired under capital lease .....................             --         121,000

        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS

          TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

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

          TiVo has recognized limited revenue, has incurred significant losses and has had substantial negative cash flow. During the quarter ended July 31, 2001, TiVo recognized revenues of $4.1 million. As of July 31, 2001, TiVo had an accumulated deficit of $386.9 million. On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with net proceeds of approximately $40.8 million to accredited investors. The Company intends to use the net proceeds from the sales of these notes with warrants for marketing and promotion, customer service and general corporate purposes.

          The unaudited pro forma consolidated balance sheet as of July 31, 2001 shows the effect as if the private placement of convertible debt of $51.8 million had closed as of July 31, 2001, instead of the closing date of the offering, August 28, 2001. TiVo received cash proceeds of approximately $43.7 million and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing shareholders. TiVo anticipates its issuance cost to be approximately $2.9 million resulting in net proceeds of approximately $40.8 million. Additionally, as part of the agreement for convertible debt, TiVo entered into a non-cancelable commitment to pay $5.0 million on or before October 1, 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001 (see
Note 5).

Unaudited Interim Consolidated Financial Statements

          The accompanying consolidated balance sheets as of July 31, 2001 and the accompanying consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and consolidated statements of cash flows for the six months ended July 31, 2001 and 2000 included herein have been prepared by the Company and are unaudited.

          The information furnished in the unaudited financial statements referred to above include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Prepaid Expenses and Other - Related Parties

          Prepaid expenses and other-related parties consist of payments made to our partners in advance of recognizing the expense primarily resulting from the Company's revenue share arrangements. Other consists primarily of prepaid joint advertising with our partners.

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

Accrued Liabilities - Related Parties, Long-Term

          Accrued liabilities -related parties, long-term consist of the long-term portion of negotiated deferred payment of payables due as of March 31, 2001 with our partners who are existing shareholders.

Pro Forma Convertible Notes Payable, Long-Term

          Convertible notes payable, long-term consist of the long-term portion of the notes issued as a result of the private placement which closed on August 28, 2001 (see Note 5).

Pro Forma Convertible Notes Payable - Related Parties, Long-Term

          Convertible notes payable, long-term consist of the long-term portion of the notes issued to our existing shareholders as a result of the private placement which closed on August 28, 2001 (see Note 5).

Other Long-Term Liabilities

          Other long-term liabilities consist of deferred rent. Deferred rent of $908,000 results from the recognition of rent expense under the facilities lease amortized on a straight line basis over 7 years, the life of the related lease.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as subscription revenue is primarily obtained through credit card sales. The reserve for doubtful accounts at July 31, 2001 was $294,000 and $62,000 for accounts receivable and accounts receivable--related parties, respectively. The Company does not consider credit risk associated with accounts receivable-related parties (DIRECTV, Philips, Sony, AOL and Quantum) to be significant

Stock-Based Compensation and Stock Exchanged for Services

          The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $339,000 for the quarter ended July 31, 2001. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

          The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 clarifies the SEC staff's views on application of generally accepted accounting principles to revenue recognition. The Company has concluded its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

          Revenue arises from two sources, subscription revenue and non-subscription revenue. Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected but for which service has not yet been provided.

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

Advertising Costs

          In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," the Company expensed advertising costs as incurred. Advertising expenses were $8.9 million for the three months ended July 31, 2001 including expenses related to a portion of the AOL media insertion orders (See
Note 4).

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

Net Loss Per Common Share

          Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares used in the computation of the three and six months ended July 31, 2001, net loss per share amount do not include repurchasable common stock issued to DIRECTV, options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 4) and unvested, repurchasable common stock issued under the employee stock option plans.

3.   COMMITMENTS AND CONTINGENCIES

Facilities Leases

          In April 2001, the Company entered into a new office lease for its UK office with Thomas Lawrence & Sons (Bracknell) Limited for Prince Leopold House in Windsor, Berkshire. The lease has a five-year term. Monthly rent is approximately $8,000.


4.   AOL RELATIONSHIP

          On September 13, 2000, the Company closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share, 806,889 shares of which were subject to redemption as of December 31, 2000, two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. The portion of common stock subject to redemption is shown as redeemable common stock on the Company's consolidated financial statements. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year Commercial Agreement, in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

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

Restricted Cash

          Under the terms of the Investment Agreement, the Company deposited $91.5 million of the proceeds received from the AOL investment in an escrow account as restricted cash. In accordance with the Commercial Agreement, $91.5 million of the restricted cash is intended to be used as subsidy payments to manufacturer(s) of set-top boxes that enable the TiVo Service. However, the restricted cash would be used in the event AOL exercises its put option to repurchase Series A redeemable convertible preferred stock and their portion of common stock subject to redemption. The terms of the put option are described below. The interest income earned on this restricted cash is shown on the consolidated balance sheets as deferred interest income on restricted cash until such time as the cash is no longer restricted. For the quarter ended July 31, 2001, $459,000 was deferred as interest income.

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

Series A Redeemable Convertible Preferred Stock Dividend

          Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors. As of July 31, 2001, $256,000 was payable.

Common Stock

          In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. As of July 31, 2001, there were no shares of common stock subject to redemption under the Second Amendment to the Investment Agreement signed in January 2001.

Initial Common Stock Warrants A and B

          In September 2000, in conjunction with AOL's investment, the Company issued two initial warrants to AOL to purchase common stock. The initial warrants were vested immediately and exercisable as follows:

          . Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $23.11 per share. The Company is expensing the estimated fair value of the warrants of $13.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 16-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.
          . Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $30.00 per share. The Company is expensing the estimated fair value of the warrants of $2.5 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 40-month term; fair market value at the date of issuance of $20.00 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

          In January 2001, the Second Amendment to the Investment Agreement provided for the reduction in the exercise price of the two initial warrants. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL's warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL's warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows:

          . Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $7.29 per share. The Company is expensing the estimated incremental fair value of the repriced warrants of $4.2 million over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 9-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.
          . Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $7.29 per share. The Company is expensing the estimated incremental fair value of the repriced warrants of $720,000 over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: 33-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

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

          If the Company were to value the performance warrants as of July 31, 2001, it would record the estimated value of the performance warrants of $3.7 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at July 31, 2001 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

          . Performance Warrant A - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are:
               6-month term; fair market value at the date of issuance of $7.30 per share; a risk-free rate of return of 3.44%; dividend yield of zero percent; and a volatility of 50%.
          . Performance Warrant B - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.57 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $7.30 per share; a risk-free rate of return of 3.44%; dividend yield of zero percent; and a volatility of 50%.

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

          Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been met at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at July 31, 2001 than the valuation of the warrants could significantly increase or decrease from the above amount.

AOL Advertising Insertion Order

          Under the terms of the Investment Agreement, the Company has agreed to pay $12.0 million to AOL for advertising media under the AOL Advertising Insertion Order. On September 13, 2000, $8.5 million of this amount was paid to AOL. The Company recorded this payment as prepaid marketing expense (contra equity).

          On January 30, 2001, the Company signed an additional media insertion order with AOL Time Warner for $21.5 million in advertising programs to promote the TiVo Service on AOL Time Warner properties. The $21.5 million media insertion order was comprised of $3.5 million, the balance of the original AOL Insertion Order, and 18.0 million. As of July 31, 2001, the Company recorded $27.0 million of advertising expense.

Financial Covenants

          Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million measured, at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of a quarter, AOL has the right to exercise its put option. The Company was not in compliance with this covenant as of the end of the second quarter of this fiscal year. On July 22, 2001, AOL agreed to waive its right to exercise its put option as of the July 31, 2001 measurement date and instead measure such minimum capital requirement and have such right to exercise its put option as of August 31, 2001. On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt and warrants to accredited investors. With the completion of the private placement, the Company was in compliance with the net cash position requirement as of August 31, 2001.

          The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the planned launch date, the expiration of the put option or the day following the first anniversary of the planned launch date.

5.   SUBSEQUENT EVENTS

Private Placement Financing

          On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with warrants to accredited investors. The consolidated balance sheets as of July 31, 2001 includes a pro forma column that shows the effect as if the private placement of $51.8 million had closed as of July 31, 2001, instead of the closing date of the offering, August 28, 2001.

          The pro forma balance sheet data has been calculated based upon the following assumptions and estimates:

          . Cash and cash equivalents have increased by $40.8 million for the estimated net cash proceeds from this offering. The $40.8 million is estimated to be the aggregate purchase price of the securities offered of $51.8 million, less the cash issuance costs of an estimated $2.9 million and the non-cash advertising and promotional services consideration of an estimated $8.1 million from NBC and Discovery, who are existing shareholders.

          . Prepaid expenses and other have increased by $4.4 million for cash and non-cash financing costs and the value of beneficial conversion.
          . Prepaid expenses and other -related parties have increased by $13.1 million for prepaid advertising. A total of $8.1 million of the $13.1 million is for prepaid advertising media that will be provided by our existing shareholders, Discovery and NBC. Additionally, as part of the agreement for convertible debt, TiVo has entered into a non-cancelable commitment to pay NBC $5.0 million on or before October 1, 2001 for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001.
          . Accrued liabilities -related parties have increased by $5.0 million due to an advertising commitment to a certain existing shareholder. As part of the agreement for convertible debt, TiVo has entered into a non-cancelable commitment to pay NBC $5.0 million on or before October 1, 2001 for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001.
          . Convertible notes payable, long-term increased by $29.9 million as a result of the face value of the notes less the value of the warrants issued to note holders.
          . Convertible notes payable-related parties, long-term increased by $12.2 million as a result of the face value of the notes less the value of the warrants issued to existing shareholders.
          .    Additional paid-in capital increased by $11.1 million for the value of the warrants issued to note holders, the non-cash financing costs and the value of beneficial conversion.

          The private placement consisted of the following securities:

          .    $51,750,000 of 7% Convertible Senior Notes due 2006. The notes
               ---------------------------------------------------
               are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at an initial conversion price of $6.73 per share, which is calculated as 120% of $5.61 the fair market value of TiVo common stock on the pricing date of August 23, 2001. A beneficial conversion amount of $983,000 will be recorded as additional interest expense over the life of the debt.

          .    Warrants to purchase TiVo common stock over the next five years.
               ---------------------------------------------------------------
               These warrants give investors the right to purchase a total of approximately 2.5 million additional shares at an exercise price of $7.85 per share. The warrants expire in five years. The estimated fair value of the warrants was determined using both the Black-Scholes and binomial option pricing models. The principal assumptions that would be used in the Black-Scholes computation are: 5 - year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

          .    Additional Warrants. As part of the private placement, TiVo
               -------------------
               issued two additional sets of warrants. One set of warrants, which expire after one year unless earlier terminated, gives investors the right to purchase a total of approximately 3.8 million additional shares of TiVo common stock at a cash price of $6.73 per share. The other set of warrants, which expire after five years unless earlier terminated, gives investors the right to purchase a total of approximately 1.3 million additional shares of TiVo common stock at a price of $7.85 per share. These five-year terminable warrants may only be exercised if the one-year warrants have been exercised. The estimated fair value of the warrants was determined using both the Black-Scholes and binomial option pricing models. The principal assumptions that would be used in the Black-Scholes computation for the one year warrants are: 1-year term; fair market value at the date of issuance of $6.73 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions that would be used in the Black-Scholes computation for the five-year warrants are: 5-year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

          The value of the warrants will be accreted expense over the five-year life of the notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
          The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words "believes," "anticipates," "expects," and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

          During the quarter ended July 31, 2001, TiVo maintained continued interest from the advertising community in using TiVo as an advertising platform. TiVo's Charter Advertising partners include companies such as Lexus, Miller Brewing and Pfizer. During this quarter, BMW and Coca Cola signed up as TiVo's latest partners. While minimal revenue has been earned to date, by the end of the quarter, TiVo had accumulated over $1.1 million of backlog for future advertising revenues.

          On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with warrants to accredited investors. The unaudited pro forma consolidated balance sheet as of July 31, 2001 shows the effect as if the private placement of $51.8 million had closed as of July 31, 2001, instead of the closing date of the offering, August 28, 2001. TiVo received cash proceeds of approximately $43.7 million and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery and NBC, who are existing shareholders. TiVo anticipates its issuance cost to be approximately $2.9 million resulting in net proceeds of approximately $40.8 million. Additionally, as part of the agreement for convertible debt, TiVo entered into a non-cancelable commitment to pay $5.0 million on or before October 1, 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001 (see Note 5).

Results of Operations

          Revenues. Revenues for the three and six months ended July 31, 2001 were $4.1 million and $7.3 million compared to $869,000 and $1.4 million for prior year comparable periods. The increase is largely attributable to increased customer subscriptions to the TiVo Service. TiVo activated approximately 40,000 new subscribers to the TiVo Service during the three-month period ended July 31, 2001 compared to approximately 15,000 subscribers activated during the prior year comparable period. A large part of the increase for comparable six-month periods was due to TiVo's existing monthly subscribers upgrading to lifetime subscriptions for $199 before the new price increase. This promotion generated an additional $1 million in cash for the quarter ended April 2001. As of July 31, 2001, the total installed subscriber base had grown to approximately 229,000 subscribers.

          Cost of services. Cost of services consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the three and six months ended July 31, 2001 was $4.4 million and $9.9 million compared to $4.3 million and $9.3 million for the three and six months ended July 31,2000. This increase was primarily attributable to increased salaries and benefits and service center expenses. Total salaries and benefits accounted for the majority of the total increase due to the expansion and staffing of the

Broadcast Operations department. Additionally, telecommunications and network expense decreased by 29%, from the six months ended July 31, 2000 to the six months ended July 31, 2001. This decrease was a result of reducing the service cost per subscriber by using satellite transmission of the Service for subscribers using the DIRECT Receiver with TiVo.

          Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three and six months ended July 31, 2001 were $6.8 million and $13.6 million compared to $6.8 million and $11.6 million for the three and six months ended July 31, 2000. Salaries and related benefits increased approximately 37% for the six-month period and was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Other outside services decreased for the six-month period by 64% because employees were hired to perform work previously done by outside services.

          Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and six months ended July 31, 2001 were $5.8 million and $18.8 million compared to $16.4 million and $24.9 million for the three and six months ended July 31, 2000. The significant decrease for the six-month period was primarily attributable to a 45% decrease in expenditures for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo. Although the marketing expenses have decreased over prior periods we expect our marketing expenses to continue to be a large portion of our total company expenses for fiscal year 2002. Advertising expense for fiscal year 2002 will be comprised mostly of marketing campaigns focused on consumer education.

          Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA"),all of which hold stock in TiVo. Sales and marketing--related parties expense for the three and six months ended July 31, 2001 was $16.1 million and $39.6 million compared to $9.3 million and $12.6 million for the three and six months ended July 31, 2000. The increase in sales and marketing--related parties expense is primarily attributable to the activations of subscribers to the TiVo Service and AOL media insertion orders.

          Sales and marketing--related parties expense for the three and six months ended July 31, 2001, consists of cash charges of $12.0 million and $31.5 million, respectively and non-cash charges of $4.1 million and $8.1 million, respectively. Sales and marketing--related parties expense for the same periods in the prior year consisted of cash charges of $8.1 million and $8.5 million, respectively and non-cash charges of $1.2 million and $4.1 million, respectively. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL and DIRECTV. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

          The cash portion of sales and marketing--related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to AOL. Subsidies are formula based payments to our partners in exchange for key activities and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We anticipate that our business will continue to grow and, as such, we expect the revenue share and manufacturing subsidy amounts to continue to be large for the foreseeable future. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $15.6 million reflected in accrued liabilities--related parties. In general, interest started accruing from March 31, 2001 and beginning in October, we anticipate that we will make payments including interest for the deferred amounts as well as continue to pay current payables on a timely basis. Additionally, we expect to continue to work with our partners to manage manufacturing costs. By decreasing manufacturing costs per unit, we expect this will decrease subsidy costs on a per unit basis.

          General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and six months ended July 31, 2001 were $4.3 million and $8.8 million compared to $3.7 million and $6.7 million for the three and six months ended July 31, 2000. Salaries and related expenses increased over 73% primarily due to the hiring of additional information systems, legal and accounting personnel. Also contributing to the increase were consulting and temporary expenses totaling 22% of the total increase.

          Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest on an accelerated basis. The stock-based compensation expense was approximately $339,000 and $628,000 for the three and six months ended July 31, 2001and $808,000 and $1.8 million for the prior year comparable period.

          Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $607,000 million and $2.0 million for the three and six months ended July 31, 2001 compared to $1.8 million and $3.5 million for the three and six months ended July 31, 2000. The decrease is a result of cash balances decreasing largely due to a declining cash balance.

          Interest expense and other. Interest expense and other was $604,000 and $655,000 for the three and six months ended July 31, 2001. This includes $544,000 for both the three-month and six-month periods for interest expense payable to our strategic partners according to negotiated deferred payment schedules. Additionally included is the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $25,000. For the three and six months ended July 31, 2000, interest expense and other was $276,000 and $377,000, respectively.

          Series A redeemable convertible preferred stock dividend. Under the terms of the Investment Agreement between AOL and TiVo, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three and six months ended July 31, 2001 were $840,000 and $1.9 million, respectively. The dividends are payable quarterly as declared by our board of directors.


Quarterly Results of Operations

          The following table represents certain unaudited statement of operations data for our eight most recent quarters ended July 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

                                                                           Three Months Ended
                                    -----------------------------------------------------------------------------------------------
                                    October 31, January 31,  April 30,   July 31,   October 31, January 31,  April 30,    July 31,
                                       1999        2000        2000        2000        2000        2001        2001        2001
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                            (unaudited, in thousands except per share data)
Revenues..........................   $     53    $    287    $    499    $    869    $  1,102    $  2,166    $  3,196    $  4,106

Costs and expenses
Cost of services..................      1,032       2,746       4,994       4,295       4,149       5,661       5,497       4,415
Research and
  development.....................      2,684       4,626       4,844       6,788       7,572       5,888       6,827       6,786
Sales and
  marketing.......................     10,341      12,215       8,479      16,422      34,638      46,905      13,020       5,756
Sales and marketing--related
  parties.........................      9,049       7,323       3,342       9,293      24,283      21,093      23,488      16,146
General and administrative........      2,140       2,888       2,978       3,720       3,876       4,483       4,507       4,288
Stock-based compensation..........        632         878         974         808         624         562         289         339
Other operating expense, net......      5,947         (69)         --          --          --          --          --          --
                                     --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations..............    (31,772)    (30,320)    (25,112)    (40,457)    (74,040)    (82,426)    (50,432)    (33,624)
Interest income...................      1,132       2,097       1,766       1,752       2,056       2,305       1,390         607
Interest expense and other........       (362)        110        (101)       (276)        (46)        (86)        (50)       (604)
                                     --------    --------    --------    --------    --------    --------    --------    --------
Net loss..........................    (31,002)    (28,113)    (23,447)    (38,981)    (72,030)    (80,207)    (49,092)    (33,621)
Less: Series A redeemable
convertible preferred stock
dividend..........................         --          --          --          --        (665)     (1,272)     (1,092)       (840)
                                     --------    --------    --------    --------    --------    --------    --------    --------
Net loss attributable to
common stock......................   $(31,002)   $(28,113)   $(23,447)   $(38,981)   $(72,695)   $(81,479)   $(50,184)   $(34,461)
                                     ========    ========    ========    ========    ========    ========    ========    ========

Net loss per share

     Basic and diluted............   $  (2.15)   $  (0.80)   $  (0.66)   $  (1.09)   $  (1.89)   $  (2.00)   $  (1.20)   $  (0.82)

     Weighted average shares......     14,426      35,215      35,462      35,865      38,461      40,774      41,787      42,095

          The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our new subscribers during the holiday shopping season. Although advertising revenue to date has been minimal, we also expect to generate a portion of future revenues from television advertising, which tends to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.

Liquidity and Capital Resources

          From inception through July 31, 2001, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities and the proceeds from our initial public offering. At July 31, 2001, we had $40.3 million of cash and cash equivalents. On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with warrants to accredited investors. The Company intends to use the net proceeds estimated to be $40.8 million from the sale of these notes with warrants for marketing and promotion, customer services and general corporate purposes.

          Net cash used in operating activities was $79.8 million for the six months ended July 31, 2001. During this period we continued to provide the TiVo Service, incurring a net loss of $82.7 million. Uses of cash from operating activities also included a decrease in accrued liabilities--related parties of $24.6 million, a decrease in accounts payable of $15.3 million and a decrease in accrued liabilities of $2.7 million, an increase in prepaid expenses--related parties of $2.6 million, an increase in accounts receivable related parties, long-term of $560,000 and a decrease in other long-term liabilities of $309,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in long-term deferred revenue of $4.7 million, an increase in accrued liabilities--related parties, long term of $3.1 million, an increase in deferred revenue of $2.9 million, a decrease in accounts receivable of $1.2 million, a decrease in prepaid expenses of $1.7 million and a decrease in accounts receivable-related parties of $1.5 million.

          Net cash used in investing activities was $5.0 million for the six months ended July 31, 2001 of which $3.0 million was for the acquisition of property and equipment and $2.0 million was for the purchase of short-term investments.

          Net cash used for financing activities was $1.4 million for the six months ended July 31, 2001. Of this amount, $1.9 million was used for payment of the Series A redeemable convertible preferred stock dividend and $391,000 for payment on a capital lease. We obtained $746,000 of financing as proceeds from the issuance of common stock through our employee stock purchase plan and $233,000 from the issuance of common stock for stock options exercised.

          We have commitments for future lease payments under facilities operating leases of $17.6 million and obligations under a capital lease of $987,000 as of July 31, 2001. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

               . to continue to support our existing efforts in the United Kingdom market; and

               .    for general corporate purposes.

          We believe that our cash and cash equivalents, the net proceeds from the sale of our Series A redeemable convertible preferred stock, the private sales of equity securities, the net proceeds from the initial public offering and the private placement of convertible debt with warrants that we have raised to date will be sufficient to fund our operations through our fiscal year ending January 31, 2002. Despite our expectations, we may choose to raise additional capital before the end of the next 12 months in order to:

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

          We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the six months ended July 31, 2001 we recognized revenues of $7.3 million. As of July 31, 2001, we had an accumulated deficit of $386.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

          We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of July 31, 2001, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

          In addition, we face the following risks in relying on these third parties:

          If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We initially manufactured the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have entered into agreements with Philips, Sony, Hughes and Thomson UK to manufacture and distribute the personal video recorders that enable the TiVo Service. However, we have no minimum volume commitments from Philips, Sony, Hughes, Thomson UK or any other manufacturer. The ability of our manufacturing partners to reach sufficient production volume of the personal video recorder to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove ime-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

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

          On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled "TV Schedule System and Process," held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys' fees and costs. We believe that we have meritorious defenses against the suit and intend to vigorously defend ourselves. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. We could be forced to incur material expenses during this litigation, and in the event we were to lose this suit, our business would be harmed.

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

          We expect that our existing capital resources will be sufficient to meet our cash requirements through our fiscal year end. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

          On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of our executive officers, and certain underwriters involved in our initial public offering are named as defendants in the complaint. Six other complaints that are virtually identical were filed in the same court in June through August 2001. These complaints allege that certain of the underwriters of our initial public offering violated the federal securities laws by failing to disclose that they had solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased restricted stock in our initial public offering, and had entered into undisclosed arrangements with certain investors whereby the underwriters allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that the defendants violated the federal securities laws by issuing a registration statement in connection with our initial public offering that contained material misstatements and/or omissions because it did not disclose that these allegedly undisclosed arrangements had occurred. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. The deadline for defendants to respond to the complaints has not yet expired. We believe we have meritorious defenses and intend to defend this action vigorously. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.


          On March 15, 2001, Ezra Birnbaum, an individual resident in the state of New York, filed, on behalf of himself and all similarly situated purchasers of the TiVo Service and the personal video recorder, a class action complaint against us in the Supreme Court of the State of New York, Kings County, alleging violation of New York's consumer protection act, breach of implied warranties of merchantability and fitness under the Uniform Commercial Code, breach of contract and fraud. The complaint states that Mr. Birnbaum experienced continued problems with the system he had purchased, specifically stating that the screen image froze and preprogrammed channels were lost. He alleges, among other things, that we knew or had reason to know of these malfunctions and had therefore misrepresented or failed to disclose material information regarding our product to consumers. The complaint seeks repayment of the amount spent to purchase our product to each member of the class of purchasers, plus interest from the date of purchase, as well as unspecified punitive damages, attorneys' and expert witness fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint. On May 3, 2001, we answered the complaint. After an initial exchange of discovery requests and answers between the parties, on August 2, 2001, Mr. Birnbaum filed a motion for class certification and, on August 10, 2001, we filed a motion for summary judgment. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.


          On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California's Consumers' Legal Remedies Act, California's Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys' fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. Under the applicable rules, we have not been required to answer the complaint. In addition, discovery, through which we would seek to investigate the plaintiff's claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     We expect to experience volatility in our stock price.

          The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through September 10, 2001, our common stock has closed between $71.50 per share and $4.00 per share, closing at $4.30 on September 10, 2001. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

     Certain provisions of the notes issued in the private placement could cause a reduction in the conversion price on the notes and result in dilution to the existing holders of our common stock.

     The conversion price on the notes issued in the private placement will be reduced:

     . on the date that is two days after the SEC declares effective our registration statement covering the resale of the notes, warrants and underlying common stock, if the average closing price of our common stock for the ten trading days preceding that date is less than the conversion price then in effect;

     . on August 23, 2002, if the average closing price of our common stock for the ten trading days preceding that date is less than the conversion price then in effect; and

     . in the event that we issue common stock or common stock equivalents at an issuance price per share (or, with respect to common stock equivalents, with a conversion price or exercise price per share) that is lower than the conversion price then in effect immediately prior to the issuance.

If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of our common stock in connection with the conversion of their notes, thereby resulting in dilution to the existing holders of our common stock.

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

PART II : Other Information

Item 1.  Legal Proceedings

          On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of our executive officers, and certain underwriters involved in our initial public offering are named as defendants in the complaint. Six other complaints that are virtually identical were filed in the same court in June through August 2001. These complaints allege that certain of the underwriters of our initial public offering violated the federal securities laws by failing to disclose that they had solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased restricted stock in our initial public offering, and had entered into undisclosed arrangements with certain investors whereby the underwriters allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that the defendants violated the federal securities laws by issuing a registration statement in connection with our initial public offering that contained material misstatements and/or omissions because it did not disclose that these allegedly undisclosed arrangements had occurred. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. The deadline for defendants to respond to the complaints has not yet expired. We believe we have meritorious defenses and intend to defend this action vigorously. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

          Ezra Birnbaum. On March 15, 2001, Ezra Birnbaum, an individual resident in the state of New York, filed, on behalf of himself and all similarly situated purchasers of the TiVo Service and the personal video recorder, a class action complaint against us in the Supreme Court of the State of New York, Kings County, alleging violation of New York's consumer protection act, breach of implied warranties of merchantability and fitness under the Uniform Commercial Code, breach of contract and fraud. The complaint states that Mr. Birnbaum experienced continued problems with the system he had purchased, specifically stating that the screen image froze and preprogrammed channels were lost. He alleges, among other things, that we knew or had reason to know of these malfunctions and had therefore misrepresented or failed to disclose material information regarding our product to consumers. The complaint seeks repayment of the amount spent to purchase our product to each member of the class of purchasers, plus interest from the date of purchase, as well as unspecified punitive damages, attorneys' and expert witness fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint. On May 3, 2001, we answered the complaint. After an initial exchange of discovery requests and answers between the parties, on August 2, 2001, Mr. Birnbaum filed a motion for class certification and, on August 10, 2001, we filed a motion for summary judgment. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

          Alan Federbush and Mitchell Brink. On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California's Consumers' Legal Remedies Act, California's Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys' fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. Under the applicable rules, we have not been required to answer the complaint. In addition, discovery, through which we would seek to investigate the plaintiff's claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins, 135 Commonwealth Drive, Menlo Park, California, 94025, on June 15, 2001. Of the 44,833,643 shares of common stock entitled to vote at the meeting, 24,420,580 shares were represented at the meeting.

          . Proposal 1
            The vote for nominated directors James Barton, Michael J. Homer, Stewart Alsop and David M. Zaslav to hold office until the 2004 Annual Meeting of Stockholders was as follows:

                                         In Favor          Withheld
                                         --------          --------
                 James Barton           24,290,504          130,076
               Michael J. Homer         24,349,957           70,623
                 Stewart Alsop          24,352,349           68,231
                David M. Zaslav         24,359,063           61,517


            Directors continuing in office are Michael Ramsay, Geoffrey Y. Yang, Randy Komisar, Larry N. Chapman, Jan P. Oosterveld and John S. Hendricks.

          . Proposal 2

            The vote for ratification of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending January 31, 2002 was as follows:
                                         In Favor          Abstain

              Ratification of
                 Auditors               24,375,464          15,493


Item 5.  Other Information

Private Placement of Convertible Debt and Warrants

          On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with warrants to accredited investors. The private placement consisted of the following securities:


          .    $51,750,000 of 7% Convertible Senior Notes due 2006. The notes
               ---------------------------------------------------
               are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at an initial conversion price of $6.73 per share.

          .    Warrants to purchase TiVo common stock over the next five years.
               ---------------------------------------------------------------
               These warrants give investors the right to purchase a total of approximately 2.5 million additional shares at an exercise price of $7.85 per share and expire in five years.

          .    Additional Warrants. As part of the private placement, TiVo
               -------------------
               issued two additional sets of warrants. One set of warrants, which expire after one year unless earlier terminated, gives investors the right to purchase a total of approximately 3.8 million additional shares of TiVo common stock at a cash price of $6.73 per share. If exercised in full, these one-year warrants would generate approximately $25.9 million in additional cash proceeds for TiVo over the next year. The other set of warrants, which expire after five years unless earlier terminated, gives investors the right to purchase a total of approximately 1.3 million additional shares of TiVo common stock at a price of $7.85 per share. These five-year terminable warrants may only be exercised if the one-year warrants have been exercised.

          TiVo received cash proceeds of $43.7 million and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery and NBC. TiVo anticipates its issuance cost to be approximately $2.9 million, resulting in net proceeds of approximately $40.8 million. Additionally, as part of the agreement for convertible debt, TiVo entered into a non-cancelable commitment to pay $5.0 million on or before October 1, 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001 (see Note 5). The Company intends to use the net proceeds from the sales of these notes with warrants for marketing and promotion, customer service and general corporate purposes.

Board Approval of New Stock Option Agreement

     On August 8, 2001, our board of directors approved a new form of stock option agreement for future grants subsequent to August 8, 2001. The new agreement provides that grants be exercised according to the vesting schedule and not be exercised prior to vesting. This change does not affect options granted prior to August 8, 2001.

Item 6.  Exhibits, Financial Statement Schedules,
           and Reports On Form 8-K

Exhibits

      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------

      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------


          3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).
          3.2     Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.4 of the registrant's Quarterly Report on Form 10-Q filed on November 15, 1999).
          4.1     Form of 7% Convertible Senior Note (filed herewith).
          4.2     Form of Five-Year Warrant (filed herewith).
          4.3     Form of One-Year Warrant (filed herewith).
          4.4     Form of Five-Year Terminable Warrant (filed herewith).
          5+ Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K filed on April 2, 2001).
          6 Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).
          7 Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          8 Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K/A filed on January 19, 2001).
          9 Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K/A filed on January 19, 2001).
          10.1 Rights Agreement, dated as of January 16, 2001, between TiVo and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on January 19, 2001).
          10.2 First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10. of the registrant's Current Report on Form 8-K filed on February 28, 2001).
          10.3 Form of Indemnification Agreement between TiVo and its officers and directors (incorporated by reference to Exhibit
                  10.1 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          10.4 TiVo's 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          10.5 TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          10.6 TiVo's 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.4 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          10.7 TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K filed on March 30, 2000).
          10.8+ Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998 (incorporated by by reference to Exhibit 10.6 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
          10.9 First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

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

      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------

                  Form 10-Q filed on November 15, 1999).
          99.5 Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

       ____________
       + Confidential treatment granted as to portions of this exhibit.


REPORTS ON FORM 8-K


          The registrant filed the following reports on Form 8-K during the quarter ended July 31, 2001:

 .    Current Report on Form 8-K on July 24, 2001, regarding the agreement of AOL
     Time Warner, Inc. to waive its repurchase right at July 31, 2001, and instead measure such minimum capital requirement and have such repurchase right as of August 31, 2001.

Trademark Acknowledgments

          TiVo is a registered trademark of TiVo Inc.

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

                                          TIVO INC.

          Date: September 14, 2001        By: /s/ Michael Ramsay
                                              ----------------------------------
                                              Michael Ramsay
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)

          Date: September 14, 2001        By: /s/ David H. Courtney
                                              ----------------------------------
                                              David H. Courtney
                                              Chief Financial Officer and Sr.
                                              Vice President of Finance and
                                              Administration
                                              (Principal Financial and
                                              Accounting Officer)