Form 10-Q
period 2001-10-31
TIVO INC
filed 2001-12-17
CIK 1088825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934. For the quarterly period ended October 31, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_________________________ to ____________


                        Commission file number 000-27141
                                               ---------

                                    TIVO INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                               77-0463167
---------------------------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)


         2160 Gold Street, PO Box 2160, Alviso, CA                              95002
      -----------------------------------------------                    ------------------
         (Address of principal executive offices)                            (Zip Code)


                                                (408) 519-9100
                        ------------------------------------------------------------------
                               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   [  ]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 45,167,179 as of December 10, 2001.

TABLE OF CONTENTS
      PART I : Financial Information..........................................................3

         Item 1.  Financial Statements........................................................3
                  Consolidated Balance Sheets.................................................3
                  Consolidated Statements of Operations.......................................5
                  Consolidated Statements of Stockholders' Equity (Deficit)...................6
                  Consolidated Statements of Cash Flows.......................................8
                  Notes To Financial Statements..............................................10
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................21
         Item 3.  Quantitative and Qualitative Disclosure About Market Risk..................39

      PART II : Other Information............................................................39

         Item 1.  Legal Proceedings..........................................................39
         Item 2.  Changes in Securities and Use of Proceeds..................................40
         Item 3.  Defaults Upon Senior Securities............................................41
         Item 4.  Submission of Matters to a Vote of Security Holders........................41
         Item 5.  Other Information..........................................................41
         Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........42
         Signatures..........................................................................45



        The accompanying notes are an integral part of these statements.

PART I : FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    TIVO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             October 31,     January 31,
                                                                                 2001           2001
                                                                            -----------------------------
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..........................................     $ 62,831,000     $124,474,000
   Short-term investments .............................................        1,001,000               --
   Restricted cash ....................................................       51,509,000       50,104,000
   Accounts receivable, net of allowance for doubtful accounts of
     $174,000 and $201,000, as of October 31, 2001 and January 31, 2001          596,000        1,834,000
   Accounts receivable-related parties, net of allowance for doubtful accounts of $69,000 and $62,000, as of October 31, 2001 and
     January 31, 2001 .................................................        6,378,000        4,816,000
   Prepaid expenses and other .........................................        9,311,000        6,693,000
   Prepaid expenses and other-related parties .........................       18,225,000        1,698,000
                                                                            ------------     ------------
     Total current assets .............................................      149,851,000      189,619,000

ACCOUNTS RECEIVABLE-RELATED PARTIES, long-term ........................          560,000               --
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,884,000
     and $4,813,000 as of October 31, 2001 and January 31, 2001 .......       20,092,000       21,924,000
                                                                            ------------     ------------
     Total assets .....................................................     $170,503,000     $211,543,000
                                                                            ============     ============

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                    STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   CURRENT LIABILITIES

   Accounts payable ...................................................     $  8,280,000     $ 21,971,000
   Accrued liabilities ................................................       19,587,000       19,863,000
   Accrued liabilities-related parties ................................       29,520,000       49,839,000
   Deferred interest income on restricted cash ........................        3,509,000        2,104,000
   Deferred revenue, short-term .......................................       10,147,000        6,210,000
   Current portion of obligations under capital lease .................          700,000          796,000
     Total current liabilities ........................................       71,743,000      100,783,000
                                                                            ------------     ------------
   LONG-TERM LIABILITIES
   Long-term portion of obligations under capital lease ...............           42,000          538,000
   Accrued liabilities-related parties, long-term .....................        1,297,000               --
   Convertible notes payable ..........................................       30,166,000               --
   Convertible notes payable-related parties ..........................       12,313,000               --
   Deferred revenue, long-term ........................................       18,742,000       12,113,000
   Deferred revenue-related parties, long-term ........................       10,750,000               --
   Other long-term liabilities ........................................          923,000        1,217,000
                                                                            ------------     ------------
     Total long-term liabilities ......................................       74,233,000       13,868,000
                                                                            ------------     ------------
     Total liabilities ................................................      145,976,000      114,651,000
                                                                            ------------     ------------



        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                                                                                October 31,        January 31,
                                                                                   2001               2001
                                                                              --------------------------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK

   Series A Redeemable convertible preferred stock,
       par value $0.001:
   Issued and outstanding shares at October 31, 2001 and January 31, 2001
    are 1,600,000 .......................................................     $       2,000      $       2,000
   Additional paid-in capital ...........................................        46,553,000         46,553,000
                                                                              -------------      -------------
             Total redeemable convertible preferred stock ...............        46,555,000         46,555,000

STOCKHOLDERS' EQUITY (DEFICIT)
   Series A Convertible preferred stock, par value $0.001:
     Authorized shares at October 31, 2001 and January 31, 2001 are
         10,000,000
     Issued and outstanding shares at October 31, 2001 and January
         31, 2001 are 1,111,861 .........................................     $       1,000      $       1,000
   Common stock, par value $0.001:
     Authorized shares at October 31, 2001 and January 31, 2001 are
         150,000,000
     Issued and outstanding shares at October 31, 2001 and January
         31, 2001 are 43,775,283 and 43,430,023 .........................            44,000             43,000
   Additional paid-in capital ...........................................       418,908,000        406,294,000
   Deferred compensation ................................................        (1,415,000)        (2,786,000)
   Prepaid marketing expenses ...........................................       (16,374,000)       (48,458,000)
   Note receivable ......................................................        (1,803,000)        (2,509,000)
   Accumulated deficit ..................................................      (421,389,000)      (302,248,000)
                                                                              -------------      -------------
     Total stockholders' equity (deficit) ...............................       (22,028,000)        50,337,000
                                                                              -------------      -------------
             Total liabilities, redeemable convertible preferred
             stock and stockholders' equity (deficit) ...................     $ 170,503,000      $ 211,543,000
                                                                              =============      =============


        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                 Nine Months Ended
                                                                October 31,                       October 31,
                                                      ------------------------------    ------------------------------
                                                           2001             2000             2001             2000
                                                      -------------    -------------    -------------    -------------
    Revenues ......................................   $   5,242,000        1,102,000    $  12,544,000    $   2,470,000
    Revenues-related parties ......................         100,000               --          100,000               --
                                                      -------------    -------------    -------------    -------------
Total Revenues ....................................       5,342,000        1,102,000       12,644,000        2,470,000
Costs and expenses
   Cost of revenues (excludes $11,000 and $30,000
     of amortization of stock-based compensation
     for the quarters ended October 31, 2001 and
     October 31, 2000, respectively and ($27,000)
     and $107,000 for the nine months ended October
     31, 2001 and October 31, 2000, respectively) .       5,146,000        4,149,000       15,058,000       13,438,000
   Cost of revenues- related parties ..............          61,000               --           61,000               --
   Research and development (excludes $79,000 and
     $176,000 of amortization of stock-based
     compensation for the quarters ended October
     31, 2001 and October 31, 2000, respectively
     and $287,000 and $640,000 for the nine months
     ended October 31, 2001 and October 31, 2000,
     respectively) ................................       7,431,000        7,572,000       21,044,000       19,204,000
   Sales and marketing (excludes $144,000 and
     $196,000 of amortization of stock-based
     compensation for the quarters ended October
     31, 2001 and October 31, 2000, respectively
     and $435,000 and $744,000 for the nine months
     ended October 31, 2001 and October 31, 2000,
     respectively) ................................       7,084,000       34,638,000       25,860,000       59,539,000
   Sales and marketing-related parties ............      11,239,000       24,283,000       50,873,000       36,918,000
   General and administrative (excludes $112,000
     and $222,000 of amortization of stock-based
     compensation for the quarters ended October
     31, 2001 and October 31, 2000, respectively
     and $279,000 and $915,000 for the nine months
     ended October 31, 2001 and October 31, 2000,
     respectively) ................................       5,214,000        3,876,000       14,009,000       10,574,000
   Stock-based compensation .......................         346,000          624,000          974,000        2,406,000
                                                      -------------    -------------    -------------    -------------
     Loss from operations .........................     (31,179,000)     (74,040,000)    (115,235,000)    (139,609,000)
         Interest income ..........................          65,000        2,056,000        2,062,000        5,574,000
         Interest expense and other ...............      (1,171,000)         (46,000)      (1,266,000)        (423,000)
         Interest expense- related parties ........        (553,000)              --       (1,112,000)              --
                                                      -------------    -------------    -------------    -------------
     Loss before taxes ............................     (32,838,000)     (72,030,000)    (115,551,000)    (134,458,000)
     Provision for income taxes ...................      (1,000,000)              --       (1,000,000)              --
                                                      -------------    -------------    -------------    -------------
     Net loss .....................................     (33,838,000)     (72,030,000)    (116,551,000)    (134,458,000)

     Less: Series A redeemable convertible
       preferred stock dividend ...................        (658,000)        (665,000)      (2,590,000)        (665,000)
                                                      -------------    -------------    -------------    -------------
     Net loss attributable to common stock ........   $ (34,496,000)   $ (72,695,000)   $(119,141,000)   $(135,123,000)
                                                      =============    =============    =============    =============
   Net loss per common share
     basic and diluted ............................   $       (0.81)   $       (1.89)   $       (2.82)   $       (3.69)
                                                      =============    =============    =============    =============
   Weighted average common shares outstanding -
     basic and diluted ............................      42,667,600       38,460,761       42,183,188       36,595,705
                                                      =============    =============    =============    =============



        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Convertible
                                                      Preferred Stock                    Common Stock             Additional
                                                ----------------------------    ------------------------------     Paid-In
                                                     Shares        Amount           Shares          Amount          Capital
                                                -------------   ------------    -------------    -------------   -------------
BALANCE, JANUARY 31, 2001 ...................       1,111,861   $       1,000      43,430,023    $      43,000   $ 406,294,000
  Series A convertible preferred stock
    dividend declared, $0.40 per share ......              --              --              --               --              --
  Issuance of common stock-employee stock
    purchase plan ...........................              --              --         193,840               --         746,000
  Exercise of stock options for common stock               --              --           8,741               --          15,000
  Common stock repurchases ..................              --              --         (52,545)              --         (20,000)
  Issuance of common stock warrants for
    marketing expenses ......................              --              --              --               --         120,000
  Recognition of prepaid marketing expenses .              --              --              --               --              --
  Amortization of prepaid marketing related
    to value of warrants ....................              --              --              --               --              --
  Amortization of prepaid marketing expenses               --              --              --               --              --
  Reversal of deferred compensation .........              --              --              --               --        (336,000)
  Recognition of stock-based compensation
    expense .................................              --              --              --               --              --
  Amortization of note receivable ...........              --              --              --               --              --
  Net loss ..................................              --              --              --               --              --
                                                -------------   -------------   -------------    -------------   -------------
  BALANCE, APRIL 30, 2001 ...................       1,111,861           1,000      43,580,059           43,000     406,819,000
  Series A convertible preferred stock
    dividend declared, $0.31 per share ......              --              --              --               --              --
  Exercise of stock options for common stock               --              --          68,859            1,000         217,000
  Issuance of common stock warrants for
    marketing expenses ......................              --              --              --               --         216,000
  Recognition of prepaid marketing expenses .              --              --              --               --              --
  Amortization of prepaid marketing related
    to value of warrants ....................              --              --              --               --              --
  Amortization of prepaid marketing expenses               --              --              --               --              --
  Reversal of deferred compensation .........              --              --              --               --         (51,000)
  Recognition of stock-based compensation
    expense .................................              --              --              --               --              --
  Amortization of note receivable ...........              --              --              --               --              --
  Net loss ..................................              --              --              --               --              --
                                                -------------   -------------   -------------    -------------   -------------
  BALANCE, JULY 31, 2001 ....................       1,111,861           1,000      43,648,918           44,000     407,201,000


                                                                     Prepaid
                                                    Deferred        Marketing         Note         Accumulated
                                                  Compensation       Expense       Receivable         Deficit           Total
                                                -------------    -------------    -------------    -------------    -------------
BALANCE, JANUARY 31, 2001 ...................   $  (2,786,000)     (48,458,000)   $  (2,509,000)   $(302,248,000)   $  50,337,000
  Series A convertible preferred stock
    dividend declared, $0.40 per share ......              --               --               --       (1,092,000)      (1,092,000)
  Issuance of common stock-employee stock
    purchase plan ...........................              --               --               --               --          746,000
  Exercise of stock options for common stock               --               --               --               --           15,000
  Common stock repurchases ..................              --               --               --               --          (20,000)
  Issuance of common stock warrants for
    marketing expenses ......................              --               --               --               --          120,000
  Recognition of prepaid marketing expenses .              --       14,116,000                                         14,116,000
  Amortization of prepaid marketing related
    to value of warrants ....................              --        1,755,000               --               --        1,755,000
  Amortization of prepaid marketing expenses               --        1,881,000               --               --        1,881,000
  Reversal of deferred compensation .........         336,000               --               --               --               --
  Recognition of stock-based compensation
    expense .................................         289,000               --               --               --          289,000
  Amortization of note receivable ...........              --               --          236,000               --          236,000
  Net loss ..................................              --               --               --      (49,092,000)     (49,092,000)
                                                -------------    -------------    -------------    -------------    -------------
  BALANCE, APRIL 30, 2001 ...................      (2,161,000)     (30,706,000)      (2,273,000)    (352,432,000)      19,291,000
  Series A convertible preferred stock
    dividend declared, $0.31 per share ......              --               --               --         (840,000)        (840,000)
  Exercise of stock options for common stock               --               --               --               --          218,000
  Issuance of common stock warrants for
    marketing expenses ......................              --               --               --               --          216,000
  Recognition of prepaid marketing expenses .              --        7,611,000               --               --        7,611,000
  Amortization of prepaid marketing related
    to value of warrants ....................              --        1,814,000               --               --        1,814,000
  Amortization of prepaid marketing expenses               --        1,881,000               --               --        1,881,000
  Reversal of deferred compensation .........          51,000               --               --               --               --
  Recognition of stock-based compensation
    expense .................................         339,000               --               --               --          339,000
  Amortization of note receivable ...........              --               --          235,000               --          235,000
  Net loss ..................................              --               --               --      (33,621,000)     (33,621,000)
                                                -------------    -------------    -------------    -------------    -------------
  BALANCE, JULY 31, 2001 ....................      (1,771,000)     (19,400,000)      (2,038,000)    (386,893,000)      (2,856,000)

        The accompanying notes are an integral part of these statements.

                                   TIVO INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                        Convertible
                                                      Preferred Stock                    Common Stock              Additional
                                                ----------------------------    ------------------------------       Paid-In
                                                     Shares        Amount           Shares          Amount           Capital
                                                -------------   ------------    -------------    -------------   -------------
  Series A convertible preferred stock
  dividend declared, $0.24 per share ........              --              --              --               --              --
  Exercise of stock options for common stock               --              --          11,036               --          40,000
  Issuance of common stock-employee stock
    purchase plan ...........................              --              --         119,642               --         460,000
  Common stock repurchases ..................              --              --          (4,313)              --         (37,000)
  Cancelation of common stock warrants for
  marketing expenses ........................              --              --              --               --         (94,000)
  Issuance of common stock warrants to
  convertible noteholders ...................              --              --              --               --       9,608,000
  Issuance of common stock warrants to
  investment bankers ........................              --              --              --               --         552,000
  Beneficial conversion related to
  convertible notes payable .................              --              --              --               --         983,000
  Adjustment  to financing expense ..........              --              --              --               --         205,000
  Amortization of prepaid marketing related
  to value of warrants ......................              --              --              --               --              --
  Amortization of prepaid marketing expenses               --              --              --               --              --
  Reversal of deferred compensation .........              --              --              --               --         (10,000)
  Recognition of stock-based compensation
  expense ...................................              --              --              --               --              --
  Amortization of note receivable ...........              --              --              --               --              --
  Net loss ..................................              --              --              --               --              --
                                                -------------    ------------   -------------    -------------   -------------
  BALANCE, OCTOBER 31, 2001 .................       1,111,861    $      1,000      43,775,283    $      44,000   $ 418,908,000
                                                =============    ============   =============    =============   =============

                                                                     Prepaid
                                                    Deferred        Marketing         Note         Accumulated
                                                  Compensation       Expense       Receivable         Deficit           Total
                                                -------------    -------------    -------------    -------------    -------------

  Series A convertible preferred stock
  dividend declared, $0.24 per share ........              --               --               --         (658,000)        (658,000)
  Exercise of stock options for common stock               --               --               --               --           40,000
  Issuance of common stock-employee stock
    purchase plan ...........................              --               --               --               --          460,000
  Common stock repurchases ..................              --               --               --               --          (37,000)
  Cancelation of common stock warrants for
  marketing expenses ........................              --               --               --               --          (94,000)
  Issuance of common stock warrants to
  convertible noteholders ...................              --               --               --               --        9,608,000
  Issuance of common stock warrants to
  investment bankers ........................              --               --               --               --          552,000
  Beneficial conversion related to
  convertible notes payable .................              --               --               --               --          983,000
  Adjustment  to financing expense ..........              --               --               --               --          205,000
  Amortization of prepaid marketing related
  to value of warrants ......................              --        1,814,000               --               --        1,814,000
  Amortization of prepaid marketing expenses               --        1,212,000               --               --        1,212,000
  Reversal of deferred compensation .........          10,000               --               --               --               --
  Recognition of stock-based compensation
  expense ...................................         346,000               --               --               --          346,000
  Amortization of note receivable ...........              --               --          235,000               --          235,000
  Net loss ..................................              --               --               --      (33,838,000)     (33,838,000)
                                                -------------    -------------    -------------    -------------    -------------
  BALANCE, OCTOBER 31, 2001 .................   $  (1,415,000)   $ (16,374,000)   $  (1,803,000)   $(421,389,000)   $ (22,028,000)
                                                =============    =============    =============    =============    =============


        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                               October 31,
                                                                     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES ...........................          2001               2000
                                                                     -------------      -------------
     Net loss ..................................................     $(116,551,000)     $(134,458,000)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization .........................         5,071,000          2,427,000
         Issuance of common stock warrants for services ........           242,000            492,000
         Amortization of prepaid marketing expenses ............         4,974,000          5,720,000
         Amortization of warrants for services .................         5,383,000            437,000
         Recognition of prepaid marketing expense ..............        21,727,000          2,621,000
         Stock-based compensation expense ......................           974,000          2,406,000
         Amortization of note receivable .......................           706,000             78,000
     Changes in assets and liabilities:
         Accounts receivable ...................................         1,238,000           (186,000)
         Accounts receivable-related parties ...................        (1,562,000)        (2,840,000)
         Prepaid expenses and other ............................         2,823,000         (3,063,000)
         Prepaid expenses and other-related parties ............        (8,427,000)          (767,000)
         Accounts receivable-related parties, long-term ........          (560,000)                --
         Accounts payable ......................................       (13,691,000)        11,630,000
         Accrued liabilities ...................................          (276,000)         3,083,000
         Accrued liabilities-related parties ...................       (20,319,000)        28,661,000
         Deferred revenue ......................................         3,937,000            555,000
         Accrued liabilities-related parties, long term ........         1,297,000                 --
         Deferred revenue, long term ...........................        17,379,000          6,215,000
         Other long-term liabilities ...........................          (294,000)         1,311,000
                                                                     -------------      -------------
       Net cash used in operating activities ...................       (95,929,000)       (75,678,000)
                                                                     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment .....................        (3,239,000)       (16,275,000)
     Purchase of short-term investments, net ...................        (1,001,000)        (2,274,000)
                                                                     -------------      -------------
       Net cash used in investing activities ...................        (4,240,000)       (18,549,000)
                                                                     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Series A convertible preferred stock dividend .............        (2,590,000)          (240,000)
     Proceeds from issuance of common stock ....................                --        100,000,000
     Proceeds from issuance of common stock - employee stock
         purchase plan .........................................         1,206,000          2,204,000
        Proceeds from exercise of common stock options .........           273,000            749,000
     Payment of issuance costs for redeemable convertible
     preferred stock, redeemable
     common stock and common stock .............................                --         (6,555,000)
     Repurchases of common stock ...............................           (57,000)             6,000
     Cash proceeds from issuance of convertible notes payable ..        36,750,000                 --
     Cash proceeds from issuance of convertible notes payable
         -related parties.......................................         6,900,000                 --
     Payment of issuance costs for convertible notes payable ...        (3,569,000)                --
     Reduction of financing expenses ...........................           205,000                 --
     Payments under capital lease ..............................          (592,000)          (429,000)
                                                                     -------------      -------------
       Net cash (used in) provided by financing activities .....        38,526,000         95,735,000
                                                                     -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........       (61,643,000)         1,508,000
                                                                     -------------      -------------


        The accompanying notes are an integral part of these statements

                                    TIVO INC.

                                                                                    Nine Months Ended
                                                                                       October 31,
                                                                           -----------------------------------
                                                                                    2001                  2000
                                                                           -------------         -------------
CASH AND CASH EQUIVALENTS:
     Balance at beginning of period ..............................           124,474,000           137,658,000
                                                                           -------------         -------------
     Balance at end of period ....................................         $  62,831,000         $ 139,166,000
                                                                           =============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest ......................................         $   1,620,000         $      98,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH
FINANCING INFORMATION
     Restricted cash received from issuance of Series A redeemable
     convertible preferred stock .................................                    --            81,356,000
     Restricted cash received from issuance of redeemable common
     stock .......................................................                    --            18,644,000
     Restricted cash used for prepaid marketing expenses .........                    --            (8,500,000)
     Deferred interest income on restricted cash .................             1,405,000               728,000
     Beneficial conversion related to convertible notes payable ..               983,000                    --
     Prepaid advertising received in exchange for convertible
     notes payable ...............................................             8,100,000                    --
     Issuance of warrants-non cash financing expense..............              (552,000)                   --
     Discount on issuance of convertible notes payable ............            9,608,000                    --
     Difference between carrying value and cash proceeds on
     convertible notes ...........................................            (1,508,000)                   --
     Equipment acquired under capital lease ......................                    --               121,000



        The accompanying notes are an integral part of these statements.

                                    TIVO INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

     TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a new subsidiary, TiVo International, Inc., a Delaware corporation. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

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

     TiVo has recognized limited revenues, has incurred significant losses and has had substantial negative cash flow. During the quarter ended October 31, 2001, TiVo recognized revenues of $5.3 million. As of October 31, 2001, TiVo had an accumulated deficit of $421.4 million.

     On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt and received cash proceeds, net of issuance costs of approximately $40.1 million from accredited investors. The Company intends to use the net proceeds from these notes for marketing and promotion, customer service and general corporate purposes. TiVo received cash proceeds of approximately $43.7 million from noteholders and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing shareholders. Issuance costs were approximately $3.6 million, resulting in net proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001 (see Note 4).

Unaudited Interim Consolidated Financial Statements

     The accompanying consolidated balance sheets as of October 31, 2001 and the accompanying consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and consolidated statements of cash flows for the three months and nine months ended October 31, 2001 and 2000 included herein have been prepared by the Company and are unaudited.

     The information furnished in the unaudited financial statements referred to above include all normal adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The results of operations for the three months and nine months ended October 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Restricted Cash

     Under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"), the Company deposited $91.5 million into an interest bearing escrow account as restricted cash. The $91.5 million in restricted cash is intended to be used for subsidy payments to manufacturer(s) in accordance with the Production Integration and Marketing Agreement between AOL and TiVo, (the "Commercial Agreement"). On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL (the "Second Amendment"). The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and among the Company, AOL and U.S. Trust Company, National Association, as escrow agent, pursuant to which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock. The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement (see
Note 3).

Accounts Receivable - Related Parties

     Accounts Receivable-related parties consist of amounts owed to the Company from the Company's strategic partners such as DirecTV, Inc. ("DirecTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum") and Sony Corporation of America ("Sony"). These receivables are comprised of subscription revenue collected from subscribers on the Company's behalf, volume discounts and amounts owed for reimbursement of a portion of the Company's development costs.

Prepaid Expenses and Other

     Prepaid expenses consist of payments made in advance of recognizing the expense, including primarily marketing expenses related to media purchases and trade show expenses. Other consists primarily of expenses related to the private placement of convertible debt (See Note 4).

Prepaid Expenses and Other - Related Parties

     Prepaid expenses and other - related parties consist of payments made to our partners in advance of recognizing the expense primarily resulting from the Company's revenue share arrangements. Other consists primarily of prepaid joint advertising with our partners.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

       Furniture and fixtures ......                              3-5 years
       Computer and office equipment                              3-5 years
       Lab equipment ...............                                3 years
       Leasehold improvements ......       7 years or the life of the lease
       Capitalized software ........                              1-5 years

Maintenance and repair expenditures are expensed as incurred.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the rate change occurs. Valuation allowances have been established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

     Under the Sony arrangement, the Company incurred $1.0 million in withholding taxes to the government of Japan. This payment of this withholding tax generates a deferred tax asset. However, as the Company's ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $1.0 million has been accounted for as a provision for income tax.

Accrued Liabilities - Related Parties, Long-Term

     Accrued liabilities-related parties, long-term consist of the long-term portion of payments due under negotiated payment schedules with our partners, who are existing shareholders.

Convertible Notes Payable, Long-Term

     Convertible notes payable, long-term consist of the long-term portion of the notes issued as a result of the private placement, which closed on August 28, 2001 (see Note 4).

Convertible Notes Payable - Related Parties, Long-Term

     Convertible notes payable - related parties, long-term consist of the long-term portion of the notes issued to our existing shareholders as a result of the private placement, which closed on August 28, 2001 (see Note 4).

Deferred Revenue

     Deferred revenue relates to subscription fees collected for which service has not yet been provided. Deferred revenue is primarily comprised of the unrecognized portion of cash received for lifetime subscriptions.

Deferred Revenue - Related Parties

     Deferred revenue - related parties relates to fees collected from our partners, who are existing shareholders, for which service has not yet been provided. Deferred revenue - related parties is primarily comprised of the unrecognized portion of cash received for technology licensing and engineering services (See Note 5).

Other Long-Term Liabilities

     Other long-term liabilities consist of deferred rent. Deferred rent of $923,000 results from the recognition of rent expense under the facilities lease amortized on a straight-line basis over 7 years, the life of the related lease.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as subscription revenue is primarily obtained through credit card sales. The reserves for doubtful accounts at October 31, 2001 were $174,000 and $69,000 for accounts receivable and accounts receivable--related parties, respectively. The Company does not consider credit risk associated with accounts receivable--related parties (DirecTV, Philips, Sony, AOL and Quantum) to be significant.

Stock-Based Compensation and Stock Exchanged for Services

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $346,000 for the quarter ended October 31, 2001. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

     Revenue arises from three sources: subscription revenues, non-subscription revenues and engineering service revenues. Subscription revenues represent revenues from customer subscriptions to the TiVo Service. Subscriptions to the TiVo Service are available on a monthly or lifetime basis. Subscription fees are generally charged to customers' credit cards and are generally billed in advance on a monthly basis. A lifetime subscription covers the life of the particular personal video recorder purchased. Revenues from subscriptions are recognized ratably over the subscription period. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected, for which service has not yet been provided.

     Non-subscription revenue includes charter advertising and sponsorship revenue from consumer companies and media networks that have provided content on the TiVo Service. Revenue is recognized as the advertising and content is delivered.

     Revenues -- related parties represent engineering revenues for engineering services performed.

Research and Development

     Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service platform development and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing--Related Parties Expense

     Sales and marketing -- related parties expense consists of cash and non-cash charges related to the Company's agreements with DirecTV, Philips, Quantum, Sony, AOL and Creative Artists Agency, LLC ("CAA"), all of which hold stock in the Company.

Advertising Costs

     In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," the Company expensed advertising costs as incurred. Advertising expenses were $2.8 million for the three months ended October 31, 2001 including expenses related to a portion of the NBC and Discovery media insertion orders which are classified as sales and marketing --related parties expense.

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

Net Loss Per Common Share

     Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No.128) and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The average number of shares used in the computation of the net loss per share of the three months and nine months ended October 31, 2001 exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 3) and unvested, repurchasable common stock issued under the employee stock option plans.

3.       AOL RELATIONSHIP

     On September 13, 2000, the Company closed the Investment Agreement with AOL for $200 million. Under the terms of the Investment, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share (806,889 shares of which were subject to redemption as of December 31, 2000), two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. As of January 30, 2001 and October 31, 2001, 1,600,000 shares of Series A Preferred stock subject to redemption are shown as redeemable preferred stock on the Company's consolidated financial statements. The two performance warrants are contingent upon future performance. The AOL investment is part of a three-year Commercial Agreement, in which TiVo became an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

     On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and between the Company and AOL in which the Company had deposited a portion of the proceeds it received from AOL in connection with AOL's purchase of shares of the Company's Series A redeemable convertible preferred stock. AOL and the Company are engaged in discussions regarding the modification of terms of our current agreements. However, there can be no assurance that these discussions will lead to any such modification.

Restricted Cash

     The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement leaving a remaining balance plus interest in restricted cash of $51.5 million.

Series A Redeemable Convertible Preferred Stock

     In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. In January 2001, under the terms of the Second Amendment, 1,111,861 shares of Series A redeemable convertible preferred had their redemption feature removed. As of January 31, 2001 and October 31, 2001, each of the 1,600,000 shares of the Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation. The Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of the Company's common stock exceeds $30.00 per share for 18 trading days in any 20 consecutive trading day period.

Put Option

     Under the terms of the First Amendment to the Investment Agreement, if the set-top box launch of the Integrated Product does not occur by December 31, 2001, and AOL has not committed a material breach of the Commercial Agreement or the Company has breached its obligations with respect to the financial covenants, then AOL would have a put option pursuant to which AOL could require the Company to repurchase from AOL the number of shares of Series A redeemable convertible preferred stock which have an initial liquidation value of $91.5 million. If all the shares of Series A redeemable convertible preferred stock have an aggregate initial liquidation value of less than $91.5 million, then AOL could require the Company to repurchase the number of shares of common stock having a value equal to the difference between that aggregate initial liquidation value and $91.5 million. In the event that the set-top box launch occurred after the planned launch date of December 31, 2001, but prior to the exercise of the put option, the put option would immediately expire.

     The Second Amendment to the Investment Agreement modified the terms of AOL's put option with respect to the Series A redeemable convertible preferred stock held by AOL. Under the Second Amendment, the Company could be required to repurchase that number of shares of Series A redeemable convertible preferred stock having a liquidation value of $48.0 million, which was equal to the amount of the funds remaining in the restricted cash account, following AOL's release of $43.5 million of restricted cash in January 2001, excluding any interest earned on such funds.

Series A Redeemable Convertible Preferred Stock Dividend

     Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors. Dividends for the quarter ended October 31, 2001 were $658,000 of which $193,000 was payable as of October 31, 2001.

Initial Common Stock Warrants A and B

     In January 2001, the Second Amendment to the Investment Agreement provided for the reduction in the exercise price of the two initial warrants. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL's warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL's warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows: o Initial Warrant A - AOL was issued warrants to purchase 2,308,475 shares of common stock at $7.29 per share. The Company is

     o expensing the estimated incremental fair value of the repriced warrants of $4.2 million over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: 9-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

     o Initial Warrant B - AOL was issued warrants to purchase 295,428 shares of common stock at $7.29 per share. The Company is expensing the estimated incremental fair value of the repriced warrants of $720,000 over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: 33-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

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

Performance Warrants

     In conjunction with AOL's investment in September 2000, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, it may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:

     o Performance Warrant A - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant A may be exercised within six months following the execution of the Launch Commitment. The Launch Commitment is a binding contractual commitment to market the Integrated Service to 1,500,000 activated users on Time Warner cable systems.

     o Performance Warrant B - AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant B may be exercised within the six-month period following the date on which AOL notifies the Company that 1,500,000 activated users of the Integrated Service exist at one time.

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

     If the Company were to value the performance warrants as of October 31, 2001, it would record the estimated value of the performance warrants of $5.2 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at October 31, 2001 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

     o Performance Warrant A - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $5.07 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $2.6 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option- pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $5.50 per share; a risk-free rate of return of 2.13%; dividend yield of zero percent; and a volatility of 50%.

     o Performance Warrant B - AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $5.07 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $2.6 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option-pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $5.50 per share; a risk-free rate of return of 2.13%; dividend yield of zero percent; and a volatility of 50%.

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

     Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been met at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at October 31, 2001 than the valuation of the warrants could significantly increase or decrease from the above amount.

Financial Covenants

     Under the terms of the Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million, measured at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of a quarter, AOL has the right to exercise its put option. With the completion of the private placement, the Company was in compliance with the net cash position requirement as of October 31, 2001.

     The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the planned launch date, the expiration of the put option or the day following the first anniversary of the planned launch date.

4.       CONVERTIBLE DEBT WITH WARRANTS

     On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt and received cash proceeds, net of issuance costs of approximately $40.1 million from accredited investors. The Company intends to use the net proceeds from these notes for marketing and promotion, customer service and general corporate purposes. TiVo received cash proceeds of approximately $43.7 million from noteholders and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing shareholders. Issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001.

     The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed with the Securities and Exchange Commission a registration statement relating to the resale of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share, the average of the per share closing prices of the Company's common stock for the ten consecutive trading days preceding November 4, 2001.

     The effect of recording this transaction in the Company's consolidated balance sheet was as follows:

     o Cash and cash equivalents increased by $40.1 million for the net cash proceeds from the offering. The $40.1 million is the gross proceeds from issuance of the securities offered of $51.8 million, less the cash issuance costs of $3.6 million and non-cash advertising and promotional services consideration of $8.1 million.

     o Prepaid expenses and other increased by $5.1 million for cash and non-cash financing costs of $3.6 million and $552,000, respectively, and the value of beneficial conversion of $983,000.

     o Prepaid expenses and other -- related parties increased by $13.1 million for prepaid advertising. The non-cash proceeds from issuance of convertible debt of $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001.

     o Convertible notes payable, long-term increased by $30.2 million as a result of the carrying value of the convertible notes payable which is the face value of the notes less the discount on convertible notes payable represented by the value of the warrants issued to noteholders.

     o Convertible notes payable -- related parties, long-term increased by $12.3 million as a result of the carrying value of the convertible notes payable which is the face value of the notes less the discount on convertible notes payable represented by the value of the warrants issued to existing shareholders.

     o Additional paid-in capital increased by $11.1 million for the value of the warrants issued to warrantholders, the non-cash financing costs and the value of the beneficial conversion.

     The private placement consisted of the following securities:

     o    $51,750,000 of 7% Convertible Senior Notes due 2006. The notes are
          ---------------------------------------------------
          convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at a conversion price of $5.45 per share, the average of the per share closing prices of the Company's common stock for the ten consecutive trading days preceding November 4, 2001. A beneficial conversion amount of $983,000 was recorded as a deferred financing charge and will be amortized as additional interest expense over the life of the debt or until the notes are converted to stock.

     o    Warrants to purchase TiVo common stock. Warrants were issued to
          --------------------------------------
          investors to purchase a total of approximately 2.5 million shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

     o    Additional Warrants. As part of the private placement, TiVo issued two
          --------------------
          additional sets of warrant. The first set of warrants, which expire after one year from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of approximately 3.8 million shares of TiVo common stock at an exercise price of $6.73 per share. The second set of warrants, which expire after five years from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of approximately 1.3 million shares of TiVo common stock at an exercise price of $7.85 per share. These five-year terminable warrants may only be exercised if the one-year warrants have been exercised. The estimated fair value of the warrants of $4.0 million was determined using the Black-Scholes option-pricing model. The principal assumptions for the one year warrants were: 1-year term; fair market value at the date of issuance of $6.73 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions used in the Black-Scholes computation for the five-year terminable warrants were:
          5-year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

     The value of the warrants issued in the private placement was $9.6 million and has been recorded as a discount on the convertible notes payable. This discount will be amortized to interest expense e over the five-year life of the notes payable or until the notes are converted to common stock.

5.       SONY RELATIONSHIP

     On October 12, 2001, the Company entered into a technology licensing arrangement with Sony Corporation, a Japanese corporation, pursuant to which the Company granted a non-exclusive license of its personal digital recording technology to Sony and its affiliates for use in Sony devices and services. TiVo also granted Sony a license to sublicense certain technology to third parties in Japan under certain circumstances. In consideration for the licenses granted under the agreement, Sony paid the Company an upfront fee. This fee was recorded as deferred revenue-related parties, long-term because the revenue under the agreement is expected to be recognized beyond one year. Under the terms of the agreement, Sony has agreed to pay royalties to the Company in certain circumstances in connection with the deployment of Sony video recording devices incorporating TiVo's personal digital recording technology. The license agreement expires after seven years unless earlier terminated under the terms of the agreement. Upon expiration, or in the event of termination for certain breaches under the agreement, certain of the licenses granted will continue, provided that Sony continues to pay any required royalties and fees.

6.       SUBSEQUENT EVENTS

AT&T Marketing Relationship

     On November 7, 2001, the Company entered into a marketing relationship with AT&T Broadband, pursuant to which AT&T Broadband will market the TiVo digital video recorder and the TiVo Service to its cable customers in the Boston, Denver and Silicon Valley areas. AT&T Broadband cable customers will be offered the opportunity to purchase a newly designed TiVo digital video recorder for $299.99 and subscribe to the TiVo Service at a monthly rate of $9.95 or a one-time payment of $249 for a lifetime subscription to the TiVo Service.

     For each AT&T Broadband cable subscriber who activates the TiVo Service under this arrangement, TiVo will remit to AT&T Broadband a portion of the subscription fee for the activation. The Company will also share with AT&T Broadband a portion of the revenues received from the advertising and promotional activities on the TiVo digital video recorders that have been deployed to AT&T Broadband customers under the terms of the arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words "believes," "anticipates," "expects," and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in our reports filed with the Securities and Exchange Commission.

================================================================================


     TiVo achieved several important milestones during the quarter ended October 31, 2001:

     o On August 28, 2001, we closed a private placement of $51.8 million of convertible debt and received cash proceeds, net of issuance costs of approximately $40.1 million from accredited investors. We intend to use the net proceeds from these notes for marketing and promotion, customer service and general corporate purposes. TiVo received cash proceeds of approximately $43.7 million from accredited investors and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing shareholders. Issuance costs were approximately $3.6 million, resulting in net proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for advertising that will run during the period beginning October 1, 2001 and ending December 31, 2001 (see
          Note 4).

     o On October 18, 2001, we announced that we had signed a technology licensing agreement with Sony Corporation. The agreement grants a non-exclusive license of TiVo's personal digital recording technology to Sony and its affiliates for use in Sony devices and services. We also granted Sony a license to sublicense certain technology to third parties in Japan under certain circumstances. In consideration for the licenses granted under the agreement, Sony paid us an upfront fee. This fee was recorded as deferred revenue-related parties, long-term because the revenue under the agreement is expected to be recognized beyond one year (see Note 5).

Results of Operations

     Revenues. Revenues for the three and nine months ended October 31, 2001 were $5.2 million and $12.5 million compared to $1.1 million and $2.5 million for prior year comparable periods. The increase is largely attributable to increased customer subscriptions to the TiVo Service. TiVo activated approximately 51,000 new subscribers to the TiVo Service during the three-month period ended October 31, 2001 compared to approximately 31,000 subscribers activated during the prior year comparable period. A large part of the increase for comparable nine-month periods was due to TiVo's existing monthly subscribers upgrading to lifetime subscriptions for $199 before the new price increase. This promotion generated an additional $1 million in cash for the quarter ended April 2001. As of October 31, 2001, the total installed subscriber base had grown to approximately 280,000 subscribers.

     Revenues - related parties. Revenues - related parties consists of revenues received from our partners, who are also shareholders, primarily for engineering services. Revenues - related parties for both the three and nine months ended October 31, 2001 were $100,000.

     Cost of revenues. Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of revenues for the three and nine months ended October 31, 2001 was $5.1 million and $15.1 million compared to $4.1 million and $13.4 million for the three and nine months ended October 31, 2000. This increase was primarily attributable to increased salaries and benefits and service center expenses. Total salaries and benefits accounted for the majority of the total increase due to the expansion and staffing of the Broadcast Operations department. Additionally, telecommunications and network expense decreased by 19%, from the nine months ended October 31, 2000 to the nine months ended October 31, 2001. This decrease was a result of reducing the service cost per subscriber by using satellite transmission of the TiVo Service for subscribers using the DirecTV Receiver with TiVo.

     Cost of revenues - related parties. Cost of revenues - related parties consists primarily of employee salaries and related expenses related to providing engineering and design support to TiVo's related parties. Cost of revenues -- related parties for both the three and nine months ended October 31, 2001 was $61,000.

     Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the three and nine months ended October 31, 2001 were $7.4 million and $21.0 million compared to $7.6 million and $19.2 million for the three and nine months ended October 31, 2000. Salaries and related benefits increased approximately 25% for the nine-month period and was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Other outside services decreased for the nine-month period by 74% because employees were hired to perform work previously done by outside services.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and nine months ended October 31, 2001 were $7.1 million and $25.9 million compared to $34.6 million and $59.5 million for the three and nine months ended October 31, 2000. The significant decrease for the nine-month period was primarily attributable to a 72% decrease in expenditures for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo and by TiVo reducing our advertising expenses. Although the marketing expenses have decreased over prior periods we expect our marketing expenses to continue to be a large portion of our total company expenses for fiscal year 2002. Advertising expense for fiscal year 2002 will be comprised mostly of marketing campaigns focused on consumer education.

     Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DirecTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA"), all of which hold stock in TiVo. Sales and marketing--related parties expense for the three and nine months ended October 31, 2001 was $11.2 million and $50.9 million compared to $24.3 million and $36.9 million for the three and nine months ended October 31, 2000. The increase in sales and marketing--related parties expense is primarily attributable to the activations of subscribers to the TiVo Service and AOL media insertion orders.

     Sales and marketing--related parties expense for the three and nine months ended October 31, 2001, consists of cash charges of $8.1 million and $39.6 million, respectively and non-cash charges of $3.1 million and $11.3 million, respectively. Sales and marketing--related parties expense for the same periods in the prior year consisted of cash charges of

$21.5 million and $30.1 million, respectively and non-cash charges of $2.8 million and $6.9 million, respectively. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL and DirecTV. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

     The cash portion of sales and marketing--related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DirecTV. Additionally included are media insertion orders paid to NBC, Discovery and AOL. Subsidies are formula based payments to our partners in exchange for key activities and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $15.6 million reflected in accrued liabilities--related parties. In general, interest started accruing from March 31, 2001 and beginning in October, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. Additionally, we expect to continue to work with our partners to manage manufacturing costs. By decreasing manufacturing costs per unit, we expect this will decrease subsidy costs on a per unit basis.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and nine months ended October 31, 2001 were $5.2 million and $14.0 million compared to $3.9 million and $10.6 million for the three and nine months ended October 31, 2000. Salaries and related expenses increased for the nine-month period over 58% primarily due to the hiring of additional information systems and legal personnel. Also contributing to the increase were consulting and temporary expenses totaling 47% of the total increase.

     Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest on an accelerated basis. The stock-based compensation expense was approximately $346,000 and $974,000 for the three and nine months ended October 31, 2001 and $624,000 and $2.4 million for the prior year comparable period.

     Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $65,000 and $2.1 million for the three and nine months ended October 31, 2001 compared to $2.1 million and $5.6 million for the three and nine months ended October 31, 2000. The decrease is a result of cash balances decreasing largely due to a declining cash balance.

     Interest expense and other. Interest expense and other was $1.2 million and $1.3 million for the three and nine months ended October 31, 2001. This includes the coupon interest expense of $634,000 related to the convertible notes and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $58,000. For the three and nine months ended October 31, 2000, interest expense and other was $46,000 and $423,000, respectively.

     Interest expense - related parties. Interest expense - related parties was $553,000 and $1.1 million for the three-month and nine-month periods. This includes $362,000 and $906,000 for interest expense payable to our strategic partners according to negotiated deferred payment schedules.

     Provision for income taxes. Income tax expense for the three and nine months ended October 31, 2001 was $1.0 million due to tax withheld by the government of Japan as foreign source income tax from payments made by Sony under the terms of the technology licensing agreement.

     Series A redeemable convertible preferred stock dividend. Under the terms of the Investment Agreement between AOL and TiVo, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three and nine months ended October 31, 2001 were $658,000 and $2.6 million, respectively. The dividends are payable quarterly as declared by our board of directors.

Quarterly Results of Operations

     The following table represents certain unaudited statement of operations data for our eight most recent quarters ended October 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

                                              Three Months Ended
                               ----------------------------------------------------
                               January 31,     April 30,      July 31,   October 31,
                                   2000          2000           2000          2000
                               ----------      --------      --------      --------
Revenues ...................     $    287      $    499      $    869      $  1,102

Costs and expenses
Cost of revenues ...........        2,746         4,994         4,295         4,149
Research and
  development ..............        4,626         4,844         6,788         7,572
Sales and ..................       12,215         8,479        16,422        34,638
  marketing
Sales and marketing--related
  parties ..................        7,323         3,342         9,293        24,283
General and administrative .        2,888         2,978         3,720         3,876
Stock-based compensation ...          878           974           808           624
Other operating expense, net          (69)           --            --            --
                                 --------      --------      --------      --------
Loss from operations .......      (30,320)      (25,112)      (40,457)      (74,040)
Interest income ............        2,097         1,766         1,752         2,056
Interest expense and other .          110          (101)         (276)          (46)
Interest expense --related .           --            --            --
  parties ..................           --
                                 --------      --------      --------      --------
Net loss before taxes ......      (28,113)      (23,447)      (38,981)      (72,030)
Provision for income taxes .           --            --            --            --
                                 --------      --------      --------      --------
Net loss ...................      (28,113)      (23,447)      (38,981)      (72,030)
Less: Series A redeemable
convertible preferred stock
dividend ...................           --            --            --          (665)
                                 --------      --------      --------      --------
Net loss attributable to
common stock ...............     $(28,113)     $(23,447)     $(38,981)     $(72,695)
                                 ========      ========      ========      ========
Net loss per share

     Basic and diluted .....     $  (0.80)     $  (0.66)     $  (1.09)     $  (1.89)

     Weighted average shares       35,215        35,462        35,865        38,461


                                               Three Months Ended
                                 ----------------------------------------------------
                                  January 31,    April 30,     July 31,    October 31,
                                     2001          2001          2001          2001
                                 ----------      --------      --------      --------
Revenues .....................     $  2,166      $  3,196      $  4,106      $  5,342

Costs and expenses
Cost of revenues .............        5,661         5,497         4,415         5,207
Research and
  development ................        5,888         6,827         6,786         7,431
Sales and
  marketing ..................       46,905        13,020         5,756         7,084
Sales and marketing--related
  parties ....................       21,093        23,488        16,146        11,239
General and administrative ...        4,483         4,507         4,288         5,214
Stock-based compensation .....          562           289           339           346
Other operating expense, net .           --            --            --            --
                                   --------      --------      --------      --------
Loss from operations .........      (82,426)      (50,432)      (33,624)      (31,179)
Interest income ..............        2,305         1,390           607            65
Interest expense and other ...          (86)          (50)          (45)       (1,171)
Interest expense --related
  parties ....................           --            --          (559)         (553)
                                   --------      --------      --------      --------
Net loss before taxes ........      (80,207)      (49,092)      (33,621)      (32,838)
Provision for income taxes ...           --            --            --        (1,000)
                                   --------      --------      --------      --------
Net loss .....................      (80,207)      (49,092)      (33,621)      (33,838)
Less: Series A redeemable
convertible preferred stock
dividend .....................       (1,272)       (1,092)         (840)         (658)
                                   --------      --------      --------      --------
Net loss attributable to
common stock .................     $(81,479)     $(50,184)     $(34,461)     $(34,496)
                                   ========      ========      ========      ========
Net loss per share

     Basic and diluted .......     $  (2.00)     $  (1.20)     $  (0.82)     $  (0.81)

     Weighted average shares .       40,774        41,787        42,095        42,668


     The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our new subscribers during the holiday shopping season.

Liquidity and Capital Resources

     From inception through October 31, 2001, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities, the proceeds from our initial public offering and private placement of convertible debt with warrants. At October 31, 2001, we had $62.8 million of cash and cash equivalents. On August 28, 2001, the Company closed a private placement of $51.8 million of convertible debt with warrants to accredited investors. The Company intends to use the net cash proceeds estimated to be $40.1 million from the sale of these notes with warrants for marketing and promotion, customer services and general corporate purposes. Of the $40.1 million net cash proceeds, the Company paid $5.0 million in October 2001, to NBC for prepaid advertising. Additionally, in October 2001, TiVo received an upfront cash fee payment from Sony under the terms of the license arrangement.

     Under the terms of the current AOL arrangement, if the set-top box launch of the Integrated Product does not occur by December 31, 2001, and AOL has not committed a material breach of the Commercial Agreement or the Company has breached its obligations with respect to the financial covenants, then AOL has a put option pursuant to which AOL could require the Company to repurchase the number of shares of Series A redeemable convertible preferred stock having a liquidation value of $48.0 million. The Company currently records the $48.0 million on the consolidated balance sheets as the difference between restricted cash less deferred interest income on restricted cash. AOL and the Company are engaged in discussions regarding the modification of terms of our current agreements. However, there can be no assurance that these discussions will lead to any such modification.

     Net cash used in operating activities was $95.9 million for the nine months ended October 31, 2001. During this period we continued to provide the TiVo Service, incurring a net loss of $116.6 million. Uses of cash from operating activities also included a decrease in accrued liabilities--related parties of $20.3 million, a decrease in accounts payable of $13.7 million, an increase in prepaid expenses--related parties of $8.4 million, an increase in prepaid expenses of $2.8 million, an increase in accounts receivable--related parties of $1.6 million, an increase in accounts receivable related parties, long-term of $560,000 and a decrease in other long-term liabilities of $294,000 and a decrease in accrued liabilities of $276,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in long-term deferred revenue of $17.4 million, an increase in deferred revenue of $3.9 million, an increase in accrued liabilities--related parties, long term of $1.3 million and a decrease in accounts receivable of $1.2 million.

     Net cash used in investing activities was $4.2 million for the nine months ended October 31, 2001 of which $3.2 million was for the acquisition of property and equipment and $1.0 million was for the purchase of short-term investments.

     Net cash used for financing activities was $38.5 million for the nine months ended October 31, 2001. Of this amount, $2.6 million was used for payment of the Series A redeemable convertible preferred stock dividend and $592,000 for payment on a capital lease. We obtained $43.7 million, less cash financing expense of $3.6 million, of financing as proceeds from the issuance of convertible notes payable. An additional $1.2 million of financing was obtained as proceeds from the issuance of common stock through our employee stock purchase plan, $273,000 from the issuance of common stock for stock options exercised and $205,000 of financing was obtained from the reduction of financing expenses related to the AOL Investment Agreement.

     We have commitments for future lease payments under facilities operating leases of $16.8 million and obligations under a capital lease of $770,000 as of October 31, 2001. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

     Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

     o    to develop new or enhance existing services or products;

     o    to continue support of our customer call center

     o    to subsidize the sale of personal video recorders;

     o    for advertising to educated consumers;

     o to continue to support our existing efforts in the United Kingdom market; and

     o    for general corporate purposes.

     We believe that our cash and cash equivalents, the net proceeds from the sale of our Series A redeemable convertible preferred stock, the private sales of equity securities, the net proceeds from the initial public offering and the private placement of convertible debt with warrants that we have raised to date will be sufficient to fund our operations through our fiscal year ending January 31, 2002. Despite our expectations, we may choose to raise additional capital before the end of the next 12 months in order to:

     o fund anticipated growth, including significant increases in personnel, office facilities and computer systems;

     o    develop new or enhance existing services or products;

     o    expand into new markets and respond to competitive pressures; or

     o acquire or invest in complementary businesses, technologies, services or products.

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

     We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the nine months ended October 31, 2001 we recognized revenues of $5.3 million. As of October 31, 2001, we had an accumulated deficit of $421.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our subscriber base and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

     We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of October 31, 2001, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

     Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of calendar year 1999. We will rely principally on our consumer electronics partners, such as Philips and Sony, to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also will rely on the efforts of DirecTV and BSkyB to market, sell and support the TiVo Service to DirecTV and BSkyB subscribers. The ongoing marketing campaign requires, among other things, that we:

     o educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;

     o commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

     o coordinate our own sales, marketing and support activities with those of Philips, Sony, BSkyB, DirecTV, AOL and other strategic partners.

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

     We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components and services used in the personal video recorders and the TiVo Service. For example:

     o    Quantum is the sole supplier of the hard disk drives;

     o NEC is the sole supplier of the application specific integrated circuit, a semiconductor device;

     o    Sony is the sole supplier of the MPEG2 encoder semiconductor device;
          and

     o    Tribune Media Services is the sole supplier of program guide data.

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

     Although our initial success will depend on building a significant customer base and generating subscription fees from the TiVo Service, our long-term success will depend on securing additional revenue streams such as:

     o    advertising;

     o    revenues from networks; and

     o    electronic commerce or couch commerce.

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

     Established competitors in the consumer electronics market. We compete with consumer electronic products in the television and home entertainment industry. The television and home entertainment industry is characterized by rapid technological innovation, a small number of dominant manufacturers and intense price competition. As a new product category, personal television enters a market that is crowded with several established products and services. The competition for consumer spending in the television and home entertainment market is intense, and our products and services will compete with:

     o    satellite television systems;

     o    video on demand services;

     o    digital video disc players; and

     o    laser disc players.

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

     From time to time, we may be subject to intellectual property litigation, which could:

     o    be time-consuming and expensive;

     o    divert management's attention and resources away from our business;

     o    cause delays in product delivery and new service introduction;

     o    cause the cancellation of new products or services; or

     o    require us to pay significant royalties or licensing fees.

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

     On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging infringement of US Reissue Patent No. 36,801, entitled "Time Delayed Digital Video System Using Concurrent Recording and Playback." Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. The deadline for TiVo to respond to the complaint has not yet expired. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

     Consumers may be concerned about the use of viewing information gathered by the TiVo Service and personal video recorder. Currently, we gather anonymous information about our subscribers' viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs or otherwise harm our reputation and business.

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

     Factors that may affect our quarterly operating results include:

     o    demand for personal video recorders and the TiVo Service;

     o the timing and introduction of new services and features on the TiVo Service;

     o    seasonality and other consumer and advertising trends;

     o    changes in revenue sharing arrangements with our strategic partners;

     o    entering into new or terminating existing strategic partnerships;

     o    changes in the subsidy payments we make to certain strategic partners;

     o changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

     o    loss of subscribers to the TiVo Service; and

     o    general economic conditions.

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

     On March 15, 2001, Ezra Birnbaum, an individual resident in the state of New York, filed, on behalf of himself and all others similarly situated, a class action complaint against us in the Supreme Court of the State of New York, Kings County, alleging violation of New York's consumer protection act, breach of implied warranties of merchantability and fitness, breach of contract and fraud. The complaint alleges that Mr. Birnbaum's personal video recorder used with the TiVo subscription Service "does not function properly because the picture image freezes and preprogrammed channels are lost." He alleges, among other things, that we knew or should have known of these alleged defects and that, therefore, we misrepresented or failed to disclose material information regarding our product to consumers. The complaint seeks repayment of the amount spent to purchase our product to each member of the class of purchasers, plus interest from the date of purchase, as well as unspecified punitive damages, attorneys' and expert witness fees and other costs. The complaint additionally seeks equitable relief, requesting that we be enjoined from continuing the practices described in the complaint. On May 3, 2001, we answered the complaint. On August 2, 2001, Mr. Birnbaum served a motion for class certification. On August 10, 2001, we served a motion for summary judgment. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of our executive officers, and certain underwriters involved in our initial public offering are named as defendants in the complaint. Six other complaints that are virtually identical were filed in the same court in June through August 2001. These complaints allege that certain of the underwriters of our initial public offering violated the federal securities laws by failing to disclose that they had solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased restricted stock in our initial public offering, and had entered into undisclosed arrangements with certain investors whereby the underwriters allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that the defendants violated the federal securities laws by issuing a registration statement in connection with our initial public offering that contained material misstatements and/or omissions because it did not disclose that these allegedly undisclosed arrangements had occurred. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. In September 2001, the court ordered that all of these complaints against the defendants be consolidated. The deadline for defendants to respond to the complaint(s) has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California's Consumers' Legal Remedies Act, California's Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys' fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. Discovery, through which we would seek to investigate the plaintiff's claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     We expect to experience volatility in our stock price.

     The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through December 10, 2001, our common stock has closed between $71.50 per share and $3.01 per share, closing at $4.48 on December 10, 2001. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

     o Changes in estimates of our financial performance or changes in recommendations by securities analysts;

     o Our failure to meet the expectations of securities analysts or investors;

     o Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

     o Announcements by us or our competitors of the creation, developments under or termination of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

     o Fluctuations in the market prices generally for technology-related stocks;

     o    Fluctuations in general economic conditions;

     o    Fluctuations in interest rates;

     o Market conditions affecting the television and home entertainment industry;

     o    Fluctuations in operating results; and

     o    Additions or departures of key personnel.

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

     If the conversion price on the notes were reduced, it would result in dilution to the existing holders of our common stock.

     The conversion price on the notes will be reduced on August 23, 2002 if the conversion price is greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002. In addition, the conversion price on the notes may be reduced if we issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

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

PART II : Other Information

ITEM 1.  LEGAL PROCEEDINGS

     Ezra Birnbaum. On March 15, 2001, Ezra Birnbaum, an individual resident in the state of New York, filed, on behalf of himself and all other similarly situated, a class action complaint against TiVo in the Supreme Court of the State of New York, Kings County, alleging violation of New York's consumer protection act, breach of implied warranties of merchantability and fitness, breach of contract and fraud. The complaint alleges that Mr. Birnbaum's personal video recorder used with the TiVo subscription Service "does not function properly because the picture image freezes and preprogrammed channels are lost." He alleges, among other things, that TiVo knew or should have known of these alleged defects and that, TiVo therefore misrepresented or failed to disclose material information regarding its product to consumers. The complaint seeks repayment of the amount spent to purchase our product to each member of the class of purchasers, plus interest from the date of purchase, as well as unspecified punitive damages, attorneys' and expert witness fees and other costs. The complaint additionally seeks equitable relief, requesting that we be enjoined from continuing the practices described in the complaint. On May 3, 2001, TiVo answered the complaint. On August 2, 2001, Mr. Birnbaum served a motion for class certification. On August 10, 2001, TiVo served a motion for summary judgment. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

         IPO Litigation. On June 12, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between September 30, 1999 and December 6, 2000. TiVo, certain of our executive officers, and certain underwriters involved in our initial public offering are named as defendants in the complaint. Six other complaints that are virtually identical were filed in the same court in June through August 2001. These complaints allege that certain of the underwriters of our initial public offering violated the federal securities laws by failing to disclose that they had solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased restricted stock in our initial public offering, and had entered into undisclosed arrangements with certain investors whereby the underwriters allocated shares in our initial public offering to those investors in exchange for their agreement to purchase our shares in the after-market at pre-determined prices. The complaints also allege that the defendants violated the federal securities laws by issuing a registration statement in connection with our initial public offering that contained material misstatements and/or omissions because it did not disclose that these allegedly undisclosed arrangements had occurred. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. In September 2001, the court ordered that all of these complaints against the defendants be consolidated. The deadline for defendants to respond to the complaint(s) has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     Alan Federbush and Mitchell Brink. On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California's Consumers' Legal Remedies Act, California's Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys' fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. Discovery, through which we would seek to investigate the plaintiff's claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable. However, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

     Pause Technology LLC. On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging infringement of US Reissue Patent No. 36,801, entitled "Time Delayed Digital Video System Using Concurrent Recording and Playback." Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. The deadline for TiVo to respond to the complaint has not yet expired. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

AT&T Marketing Relationship

     On November 7, 2001, the Company entered into a marketing relationship with AT&T Broadband, pursuant to which AT&T Broadband will market the TiVo digital video recorder and the TiVo Service to its cable customers in the Boston, Denver and Silicon Valley areas. AT&T Broadband cable customers will be offered the opportunity to purchase a newly designed TiVo digital video recorder for $299.99 and subscribe to the TiVo Service at a monthly rate of $9.95 or a one-time payment of $249 for a product-lifetime service contract.

     For each AT&T Broadband cable subscriber who activates the TiVo Service under this arrangement, TiVo will remit to AT&T Broadband a portion of the subscription fee for the activation. The Company will also share with AT&T Broadband a portion of the revenues received from the advertising and promotional activities on the TiVo digital video recorders that have been deployed to AT&T Broadband customers under the terms of the arrangement.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K

Exhibits

                 EXHIBIT
                  NUMBER                                           DESCRIPTION
                  ------                                           -----------
                   3.1      Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).
                   3.2      Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant's
                            Quarterly Report on Form 10-Q filed on November 15, 1999).
                   4.1      Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of the registrant's
                            Quarterly Report on Form 10-Q filed on September 14, 2001).
                   4.2      Form of Five-Year Warrant (incorporated by reference to Exhibit 4.1 of the registrant's
                            Quarterly Report on Form 10-Q filed on September 14, 2001).
                   4.3      Form of One-Year Warrant (incorporated by reference to Exhibit 4.1 of the registrant's Quarterly
                            Report on Form 10-Q filed on September 14, 2001).
                   4.4      Form of Five-Year Terminable Warrant (incorporated by reference to Exhibit 4.1 of the registrant's Quarterly Report on Form 10-Q filed on September 14, 2001).
                   4.5      Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on August 30, 2001).
                   4.6      Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as warrant agent (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed on August 30, 2001).
                   4.7      Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as warrant agent (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on August 30, 2001).
                   4.8      Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as warrant agent (incorporated by reference to Exhibit 4.4 of the registrant's Current Report on Form 8-K filed on August 30, 2001).
                    5+      Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DirecTV,
                            Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K filed on April 2, 2001).
                     6      Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and
                            America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant's Quarterly
                            Report on Form 10-Q filed on November 14, 2000).
                     7      Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
                     8      Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo
                            (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K/A filed on January 19, 2001).
                     9      Certificate of Correction to the Certificate of Designations of the Series B Junior
                            Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the
                            Registrant's Current Report on Form 8-K/A filed on January 19, 2001).
                  10.1      Rights Agreement, dated as of January 16, 2001, between TiVo and Wells Fargo Shareowner
                            Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant's Current
                            Report on Form 8-K/A filed on January 19, 2001).
                  10.2      First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells
                            Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K filed on February 28, 2001).
                  10.3      Form of Indemnification Agreement between TiVo and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                  10.4      TiVo's 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit
                            10.2 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
                  10.5      TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                  10.6      TiVo's 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to
                            Exhibit 10.4 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

                 EXHIBIT
                  NUMBER                                           DESCRIPTION
                  ------                                           -----------
                  10.7      TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K filed on March 30,
                            2000).
                 10.8+      Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998 (incorporated by by reference to Exhibit 10.6 of the registrant's
                            Registration Statement on Form S-1 (SEC File No. 333-83515)).
                  10.9      First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-83515)).
                10.10+      Warrant Purchase and Equity Rights Agreement between
                            Quantum Corporation and TiVo, dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                10.11+      Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of the registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-83515)).
                10.12+      Marketing Agreement between DirecTV, Inc. and TiVo, dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                10.13+      Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999 (incorporated by reference to Exhibit 10.9 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).
                 10.14      Sublease Agreement between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit 10.10 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                 10.15      Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998 (incorporated by reference to Exhibit 10.11 of the registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-83515)).
                 10.16      Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-83515)).
                 10.17      Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998
                            (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form
                            S-1 (SEC File No. 333-83515)).
                 10.18      Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                 10.19      Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998 (incorporated by reference to Exhibit 10.17 of the registrant's
                            Registration Statement on Form S-1 (SEC File No. 333-83515)).
                 10.20      Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                 10.21      Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents (incorporated by reference to Exhibit 10.19 of the registrant's Registration Statement on Form S-1 (SEC File No.
                            333-83515)).
                 10.22      TiVo's 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

                 EXHIBIT
                  NUMBER                                           DESCRIPTION
                  ------                                           -----------

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

REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended October 31, 2001:

     o Current Report on Form 8-K on October 31, 2001, regarding a technology licensing arrangement with Sony Corporation.

     o Current Report on Form 8-K on August 31, 2001, regarding our financial results for the second quarter ended July 31, 2001.

     o Current Report on Form 8-K on August 30, 2001, regarding the closing of a private placement of $51,750,000 of convertible debt with warrants in a private placement to accredited investors in reliance on Regulation D under the Securities Act of 1933.

     o Current Report on Form 8-K on August 20, 2001, regarding shareholder support for Company's plan to raise $50 to $75 million in a private placement to accredited investors.

          Subsequent to October 31, 2001, the registrant filed the following reports on Form 8-K:

     o Current Report on Form 8-K on November 13, 2001, regarding a marketing arrangement with AT&T Broadband and the adjustment to the conversion price of the convertible notes due 2006.

     o Current Report on Form 8-K on November 26, 2001, regarding our financial results for the third quarter ended October 31, 2001.

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

                                TIVO INC.

Date: December 14, 2001         By:   /s/ Michael Ramsay
                                    -----------------------
                                    Michael Ramsay
                                    Chief Executive Officer and Chairman
                                    of the Board of Directors
                                    (Principal Executive Officer)

Date: December 14, 2001         By:   /s/ David H. Courtney
                                    -----------------------
                                    David H. Courtney
                                    Chief Financial Officer and Executive
                                    Vice President of Worldwide Operations
                                    and Administration
                                    (Principal Financial and Accounting Officer)