Form 10-K
period 2002-01-31
TIVO INC
filed 2002-04-03
CIK 1088825

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended January 31, 2002

                       Commission file number 000-27141

                               -----------------

                                   TIVO INC.
            (Exact name of registrant as specified in its charter)


                      Delaware                 77-0463167
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

              2160 Gold Street, PO Box            95002
                  2160, Alviso, CA
                (Address of principal          (Zip Code)
                 executive offices)

                                (408) 519-9100
                            (Registrant's telephone
                             number including area
                                     code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 18, 2002 there were 47,429,196 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 18, 2002) was approximately $136.4 million.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 2, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                               TABLE OF CONTENTS

TABLE OF CONTENTS........................................................................   2

PART I...................................................................................   3

  ITEM 1.   BUSINESS.....................................................................   3

  ITEM 2.   PROPERTIES...................................................................  22

  ITEM 3.   LEGAL PROCEEDINGS............................................................  23

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  24

PART II..................................................................................  25

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS......................................................................  25

  ITEM 6.   SELECTED FINANCIAL DATA......................................................  26

  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS..................................................................  28

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................  55

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................  56

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE..................................................................  92

PART III.................................................................................  93

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............................  93

  ITEM 11.  EXECUTIVE COMPENSATION.......................................................  93

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............  93

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................  93

PART IV..................................................................................  94

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............  94

  SIGNATURES............................................................................. 100

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

   TiVo was incorporated in August 1997 as a Delaware corporation with facilities in California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo, was incorporated in the United Kingdom. On October 9, 2001 we formed a new subsidiary TiVo International, Inc., also a Delaware corporation. We conduct our operations through one reportable segment.

Industry Background

   The television is a truly ubiquitous consumer product. According to the market research film Nielsen Media Research over 105 million households owned at least one television at the end of 2001. On average those households watch an estimated seven hours of programming per day.

   The emergence of new technologies and delivery systems for television programming has facilitated the reach and popularity of television. These new technologies have enhanced the clarity, color and sound of television and, as a result, have increased the entertainment value of watching television. In addition, new delivery systems, including cable and satellite systems, now offer a large number of programming choices and specialized programming such as pay-per-view promotions. This change has not been lost on advertisers, who have made television their largest, most popular medium for reaching consumers.

   As the reach and popularity of television has grown, so too has the amount of programming available to viewers. Cable and home satellite television systems have dramatically increased the number of networks and channels available to today's television viewer. Direct satellite broadcast systems now available in most areas of the United States can deliver over 200 channels. The adoption of digital broadcasting technology and further improvement in compression technologies promise an even greater increase in channel capacity (300 to 500 channels) in digital cable or terrestrial digital broadcast systems. The explosive growth in available channels has led to an overwhelmingly diverse selection of programming and content. This is due in large part to the emergence of specialized television channels and networks, which are formed around a given subject, theme or category of interest. For example, channels have been created to deliver programming to targeted groups, such as women or children, or to deliver specialized content, such as news, cartoons, classic movies, golf, comedy or educational programming. Subscription-based premium channels, such as HBO and Showtime, also offer specialized programming, including major motion pictures, made-for-television movies and sporting events. Clearly, there is more television programming to choose from now than ever before.

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

   Challenges Faced by Cable and Satellite Network Operators. As a result of increased competition, cable and satellite network operators have begun placing greater emphasis on acquiring and retaining subscribers and finding ways to increase the monthly revenue they receive from these subscribers. In order to accomplish this successfully, they must:

  .   improve customer satisfaction;

  .   enhance programming choice; and

  .   provide new features and functionality.

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

   The TiVo Service has many features that distinguish it from traditional television viewing, including:

   Locate and Record Multiple Shows Quickly and Easily. The TiVo Service offers a variety of easy-to-use navigation and recording features that allow viewers to easily locate and record their favorite shows. Viewers can record and play back a single show or record a customized line-up of several shows without entering specialized codes, setting a timer or using a video tape. With the Season Pass feature, the TiVo Service automatically records all episodes of viewers' favorite shows.

   Control Live Television. Using the TiVo Service and the personal video recorder, viewers have more control over live television. For example, viewers can use advanced viewing commands, such as pause, rewind, fast forward and frame-by-frame. When a viewer pauses live television, the personal video recorder continues to record the program that the viewer is watching. The viewer can then resume viewing in normal mode, fast forward to catch up to the live telecast, or execute any of the other advanced viewing commands. Before the introduction of TiVo, live television could not be controlled in this manner.

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

   Specialized Content. The TiVo Service also enables a variety of specialized content. For example, the TiVo Service allows television programmers to develop and deliver Showcases that feature selected programming, such as an upcoming movie, special event or mini-series, on easy-to-use interactive screens. Currently, Showcases available on the TiVo Service include directories of simplified recording options for groups of related shows of particular programmers. In the future, television programmers could use the TiVo Service to directly offer viewers special programming packages and pay-per-view promotions such as movies, sporting events, news headlines and other programming. Subscribers to the TiVo Service also have access to TiVolution Magazine, which features theme-based collections of shows compiled by TiVo.

   Menu-Driven Navigation and Viewer Interface. The TiVo Service employs a menu-driven interface and easy-to-use navigation system. TiVo Central, the main screen of the TiVo Service, allows viewers to access their customized lineup of shows, Showcases, TiVolution Magazine and other TiVo Services and features. The Pick Programs to Record feature, located on the TiVo Central screen, allows viewers to search for shows to record by subject, title, channel or time of showing. Using the on-air guide, viewers can quickly and efficiently browse through a schedule of up to two weeks of available television programming and descriptions for each show.

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

  . record two shows at the same time with the DIRECTV Receiver with TiVo service;

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

   More Effective Promotions and Previews. The TiVo Service provides television programmers with an opportunity to create more effective promotions and previews such as Showcases for selected programming and pay-per-view events. TiVo developed a service, called Ipreview, that consists of active previews and promotions that allow a viewer to easily record featured programming at the touch of a button. TiVo believes these promotions will be effective in attracting viewers and increasing a network's brand presence because they allow viewers to "impulse record" featured programming and to watch these programs at a more convenient time. TiVo also believes that by taking advantage of these features, television programmers have a greater opportunity to reach a larger viewing audience.

   New Platform for Content Delivery. TiVo anticipates that television programmers will embrace the TiVo Service as a new way to reach audiences with programming, products and services and as a way to enable electronic commerce. For example, the TiVo Service can enable television programmers to allow viewers to order and automatically record special programming packages, including bundled episodes of previously run shows and pay-per-view promotions. TiVo anticipates that viewers would be able to simply "point and click" to order movies, sports events, programming packages, games and other products and services.

   Audience Measurement. TiVo is working to help the television industry and advertisers understand the impact of how television viewers are going to embrace and use emerging technologies, particularly the personal television services. We believe that our research will provide the television industry with accurate audience data and will help programmers and advertisers speak more effectively to their audiences.

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

   Benefits to Cable and Satellite Network Operators. The TiVo Service provides a unique platform for network operators to reduce subscriber churn and create new sources of revenue. Key benefits offered to cable and satellite network operators include the following:

   Ability to Differentiate Services and Reduce Churn. By offering subscribers the ability to customize their viewing experience, the TiVo Service allows network operators to differentiate and enhance their service offerings relative to their competitors. The TiVo Service can also help network operators reduce churn by making available programming more accessible to subscribers and thus increasing the perceived value of their service offerings.

   Platform for New Service Opportunities. The TiVo Service can also provide new sources of revenue for network operators, such as personal video recording ("PVR") service subscription fees, content delivery revenues and advertising revenues.

TiVo Strategy

   TiVo's objective is to establish the TiVo Service as the platform for delivering richer television programming, advertising and in-home commerce. The key elements of our strategy are:

   Promote mass deployment of digital video recording ("DVR") technology through licensing partners. TiVo's licensing strategy focuses on developing platform standards and promoting mass deployment of DVR technology through licensing partners. TiVo is working in partnership with consumer electronics manufacturers and others to develop new and complementary products that use the TiVo technology, such as televisions, DVD players and satellite television receivers. This strategy is based on TiVo's belief that the TiVo technology enhances the value of other television, entertainment and home theater products and services.

   Maintain the TiVo Service as the Market Leader in Personal Television. TiVo is a pioneer in the personal television industry. As the personal television industry develops, we intend to grow our subscriber base, create specialized content to enhance the value of the TiVo Service and develop new ways to deliver effective targeted advertising. TiVo also intends to augment these efforts through strategic partnerships with cable and satellite network operators, television programmers, advertisers and consumer electronics manufacturers. TiVo believes that maintaining a market leadership position in personal television is critical to establishing new sources of revenues and the overall growth of our business.

   Maintain, Promote and Leverage the TiVo Brand. TiVo believes that maintaining the TiVo brand is critical to attracting subscribers, advertisers and strategic partners. We have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising and by leveraging existing and future strategic partnerships.

   Aggressively Build and Defend Our Patent Portfolio. TiVo has continued to build a defensible and useful intellectual property portfolio. We intend to use our patent portfolio to license our technology to consumer electronics companies and service providers for the purpose of creating an open standards platform for digital video recorders to earn licensing revenue.

   Leverage Partnerships to Continue to Gain Market Acceptance. TiVo believes that leveraging partnerships to continue to gain market presence, brand recognition and distribution resources of established television industry participants will help us maintain broad consumer awareness and acceptance of the TiVo Service and personal television. We intend to continue to maintain partnerships with leading television industry participants to expand our subscriber base, provide content and develop and distribute a wide variety of devices that enable the TiVo Service. Such partnerships may include:

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

   Networks and Other Television Programmers. TiVo has established partnerships with a number of television programmers, including broadcast and premium-service providers. TiVo believes that partnerships with these companies have increased the amount and diversity of customized content available on the TiVo Service and provided a significant opportunity to offer specialized programming to viewers. Partnerships with these companies also provide TiVo with opportunities to develop new interactive services. For example, TiVo has relationships with NBC and Discovery Communications.

   Consumer Electronics Manufacturers. TiVo intends to continue to establish partnerships with consumer electronic and other device manufacturers for the development, manufacture and marketing of devices that enable the TiVo Service. TiVo believes this strategy will accelerate the growth of the market for personal television.

   Advertisers. TiVo has established partnerships with advertisers in an effort to generate new sources of revenue. TiVo believes that garnering advertiser support for the TiVo Service accelerated the market acceptance for personal television. We also believe that our proprietary software and other technology embedded in the personal video recorder and the TiVo Service enables advertisers to reach desired viewers more effectively. Not only will advertisers be better equipped to reach consumers with specific tastes or preferences, viewers will receive more information about products in which they are likely to be interested.

   Offer an Increasing Range of Features. TiVo intends to continue to offer new features in order to enhance the value of the TiVo Service and create new sources of revenue. TiVo's technology allows for frequent updates and improvements to the programming and features offered on the TiVo Service. TiVo believes that the TiVo Service allows television programmers and advertisers to reach a broader audience by making shows more accessible and easier to record and to target their programming and advertising to specific viewers. Potential future services include:

   Active Promotions. TiVo anticipates that programmers will be able to continue to use the TiVo Service to allow viewers to easily record a variety of programming such as movies, sports events, television series and other products and services. For example, TiVo has developed "Ipreview", a service that allows viewers to schedule and record featured programming using a "point and click" feature during previews.

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

   Targeted Ads. TiVo anticipates that advertisers will use the TiVo Service to reach a broader base of consumers and offer commercials that better match viewers' interests. For example, based on the viewers' preferences stored on the personal video recorder, an automobile advertiser can feature a sport utility vehicle in one household and a minivan in another. This would be accomplished by a software program utilizing data stored on the personal video recorder. In accordance with TiVo's privacy policy, personally identifiable viewing information would not be released to advertisers or other third parties without the viewer's consent.

   Entertainment Services. TiVo intends to distribute new digital music, video party games and video-on-demand services. For example, TiVo has partnered with each of RealNetworks, Inc., Jellyvision and Radiance Technologies, Inc. with the intention of delivering new entertainment services for the TiVo Series2 digital video recorder.

What Viewers Experience Using the TiVo Service

   The TiVo Service is designed to appeal to a broad consumer base by being easy-to-use and intuitive. The TiVo Service gives viewers the ability to control and personalize television by letting them watch what they want when they want. Navigation through the TiVo Service's menu-driven interface starts from the TiVo Central screen.

   TiVo Central. TiVo Central is the main screen on the TiVo Service and is the first screen viewers see when they turn on their television and access the TiVo Service. TiVo Central can also be accessed from anywhere in the TiVo Service by pushing the TiVo button on the TiVo remote. Viewers can access most of the recording and viewing features available on the TiVo Service through this screen.

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

   Showcases. Showcases can be used by television programmers and advertisers to feature selected programming and products. Within their own Showcase, programmers can customize the manner in which they highlight and package shows. In the future, we believe that programmers will create a unique look and feel for their Showcases and may include promotional video clips and trailers.

   Pick Programs to Record. Pick Programs to Record allows viewers to easily select shows to record. Viewers can choose to select shows by name, channel or time. In addition, viewers can choose from a list of shows recommended by the TiVo Service based upon their individual preferences.

   On-Air Program Guide. The TiVo Service includes an easy-to-use on-air program guide that allows viewers to browse through available programming and receive information about upcoming shows. The on-air program guide includes a brief description of the program and the time and channel for viewing.

   TiVolution Magazine. TiVolution Magazine features theme-based collections of shows and other content compiled by TiVo.

How TiVo Works

   The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. Individually, each of these components serves a vital function in the TiVo Service.

   The Personal Video Recorder. The personal video recorder was initially designed and developed by TiVo and enables the basic functionality of the TiVo Service. The two categories of personal video recorders manufactured are stand-alone recorders and DIRECTV Receivers with TiVo Service. The stand-alone recorders work with analog broadcast satellite and cable systems. The DIRECTV Receiver with TiVo Service is an integrated device that can store programming recorded straight from the digital bitstream coming off the DIRECTV satellite.

   In January 2002, we introduced our new TiVo Series2 digital video recorder. TiVo's next-generation digital video recorder offers more recording capacity at a lower cost and is designed to enable new entertainment services such as digital music, digital photos, broadband video-on-demand and video party games. The 40-hour version of the Series2 recorder is currently available from AT&T Broadband; the 60-hour Series2 is available from TiVo to consumers online at our website and is expected to be available in May 2002 at Best Buy.

   After the initial set-up of the TiVo Service, the personal video recorder will automatically dial into the TiVo Broadcast Center via a telephone line on a daily basis to download the program guide data, Showcases and other programs or features of the TiVo Service. Software upgrades to the stand-alone personal video recorder are also delivered directly to the personal video recorder via the phone line. The DIRECTV Receivers with TiVo Service are updated via satellite link instead of phone lines. The program guide data downloaded from the TiVo Broadcast Center does not decrease the amount of programming that can be recorded by the subscriber on the personal video recorder.

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

   TiVo expects that the vast majority of purchasers of the personal video recorder will activate the TiVo Service. However, if the TiVo Service is not activated or is subsequently cancelled, the personal video recorder provides viewers with several basic capabilities.

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

   The TiVo Broadcast Center. The TiVo Broadcast Center is a series of computer servers that manage all of TiVo's programming and service data. The TiVo Broadcast Center distributes proprietary services and specialized content such as TiVo's on-air program guides, Showcases, TiVolution Magazine and other content provided by our partners and us. The TiVo Broadcast Center is designed to be a platform for future interactive services.

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

  .   consumer electronic retailers; and

  .   suppliers of key components of the TiVo technology.

   By working with strategic partners to develop a business model that complements the businesses of other industry stakeholders, TiVo is seeking to aggressively develop personal television as a major category of home entertainment.

   Through our partnerships, TiVo's personal video recorders and other devices have been manufactured and distributed through retail and other channels. These partners will also provide access to a large number of potential subscribers and the resources to effectively market and promote the TiVo Service. In addition, these partnerships will allow us to provide our subscribers with richer content, including Showcases, previews and promotions of upcoming shows and other specialized viewing options on the TiVo Service. Some of TiVo's major partnerships include:

   DIRECTV. DIRECTV is promoting TiVo and the TiVo Service to its subscribers. DIRECTV provides a variety of marketing and sales support, including commercial air-time on the DIRECTV system, access to DIRECTV subscribers for targeted mailings and placement on its web site and in its on-air magazine. DIRECTV has also made a portion of the high bandwidth capacity of DIRECTV's satellite network available to TiVo. DIRECTV made an equity investment in TiVo. DIRECTV will share in specified revenues that we receive that relate to subscribers to the TiVo Service who also subscribe to the DIRECTV satellite service. Additionally, we agreed to make buy-down contribution payments such that we and DIRECTV contribute money to DIRECTV dealers selling the DIRECTV recorder with TiVo Service.

   In February 2002, we entered into a new product development agreement and a services agreement with DIRECTV. Under the terms of the new development agreement, DIRECTV has agreed to pay us a technology development fee to develop a next-generation advanced DIRECTV receiver based on our recently announced Series2 digital video recording technology platform. Under this agreement, DIRECTV will assume primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV's digital video recording services. Provided that TiVo meets its obligations under this agreement, TiVo will not be required to subsidize or to make other payments to support the sale of current or next-generation receivers. DIRECTV will pay us per-account monthly fees to provide server support and limited customer support to users of the next-generation receivers. The term of the product development agreement is five years.

   Under the terms of the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, TiVo Service that enables advanced automatic recording capabilities and the delivery of promotional video to the receiver's hard-disk drive. In exchange for a license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay us a fee. The license is granted to DIRECTV in exchange for the fee on an annual basis and is renewable up to four times. The term of the services agreement is three years.

   BSkyB. TiVo launched the TiVo Service in the United Kingdom in cooperation with British Sky Broadcasting Group, Ltd., ("BSkyB"). Thomson UK, a consumer electronic manufacturer, manufactures the personal video recorder that enables the TiVo Service under the Thomson SCENIUM brand. The SCENIUM recorder became available in October 2000. As of January 31, 2002, we have not recognized significant revenue from this partnership.

   AT&T Broadband. In 2001, we entered into a marketing arrangement with AT&T Broadband, pursuant to which AT&T Broadband agreed to market the TiVo digital video recorder and the TiVo Service to its cable customers in the Boston, Denver and Silicon Valley areas. AT&T Broadband cable customers are being offered the opportunity to purchase the TiVo Series2 digital video recorder and subscribe to the TiVo Service. For each AT&T Broadband cable subscriber who activates the TiVo Service under this arrangement, we agreed to remit to AT&T Broadband a portion of the subscription fee for that activation. We will also share with AT&T Broadband a portion of the revenues received from advertising and promotional activities on the TiVo digital video recorders deployed to AT&T Broadband customers under the terms of the arrangement.

   AOL. In 2000, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo was to become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. Additionally, TiVo signed media insertion orders for calendar years 2000 and 2001 with AOL for advertising programs to promote the TiVo Service on AOL Time Warner properties. At this point, we believe that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. TiVo and AOL are currently in discussions concerning options for bringing the combined technology to market, as well as concerning the restricted cash originally intended to subsidize the production of the AOL TV (see Item 8. Note 9).

   Discovery Communications. TiVo worked with Discovery to produce Showcases and other programming packages that highlight current and upcoming Discovery programs. We granted Discovery preferential placement on our Showcases screen. As a result of the August 28, 2001 private placement, Discovery holds notes convertible into and warrants exercisable for our shares of common stock. Discovery is one of our stockholders.

   NBC. TiVo worked with NBC to produce Showcases and other programming packages that highlight current and upcoming NBC programs. We granted NBC preferential placement on our Showcases screen. In connection with this agreement, NBC made an equity investment in TiVo. In August of 2001, we agreed with NBC to extend the original term of this agreement to August 9, 2003. As a result of the August 28, 2001 private placement, NBC holds notes convertible into and warrants exercisable for our shares of common stock. NBC is one of our stockholders.

   Philips. In 1999, Philips agreed to manufacture and distribute co-branded personal video recorders that enable the TiVo Service. TiVo agreed to offset a portion of Philips' manufacturing costs by paying a subsidy to Philips for each personal video recorder that Philips manufactured and sold. TiVo also agreed to share a portion of the TiVo Service subscription revenues it receives from purchasers of the personal video recorders manufactured by Philips that enables the TiVo Service. Philips is one of our stockholders.

   As part of a general reorganization of its U.S. consumer electronics business, Philips ceased manufacturing TiVo personal video recorders in fiscal year ending January 31, 2002. TiVo and Philips have had discussions concerning the potential Philips production of digital video recorder products based on TiVo's Series2 hardware platform. However, we have not reached any agreement and there can be no assurance that Philips will continue to actively manufacture digital recorders that enable the TiVo Service.

   Sony. In 1999, Sony agreed to manufacture, market and distribute personal video recorders that enable the TiVo Service. TiVo agreed to offset a portion of Sony's manufacturing costs by paying a subsidy to Sony for each personal video recorder that Sony manufactured and sold. TiVo has also agreed to share a portion of the TiVo Service subscription revenues it receives from purchasers of the personal video recorders manufactured by Sony that enables the TiVo Service. Sony is one of our stockholders.

   In fiscal year 2001, TiVo and Sony Corporation of Japan(" Sony Corporation") signed a licensing agreement. Through the agreement, Sony Corporation will license TiVo technology, allowing Sony Corporation to incorporate the TiVo personal digital recording technology in various consumer electronics products. The agreement may enable TiVo to place its service on Sony digital recording devices, which TiVo believes will create a broader market for the TiVo Service and encourage the growth of the TiVo subscriber base (see Item 8, Note 11).

   Independent of our licensing arrangement, TiVo and Sony have had discussions concerning potential Sony production of digital video recorder products based on TiVo's Series2 hardware platform. However, at this time, no agreement has been reached.

   Best Buy. On March 3, 2002 we entered into an agreement with Best Buy, pursuant to which Best Buy agreed that our digital video recorders will be the only stand-alone personal video recorders with electronic program guide-based service sold by Best Buy. Under the agreement, Best Buy will be the exclusive retail distributor of the TiVo-only branded Series2 digital video recorders. The agreement does not place any limitations on the manufacture and distribution by our partners of co-branded digital video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party. We have arranged to have a contract manufacturer produce the Series2 digital video recorders that Best Buy will sell. We consider these sales as incidental to our business and, as a result, anticipate reporting such transactions as Other Operating Expense, net, during the upcoming year. TiVo will share with Best Buy a portion of the TiVo Service revenue from the TiVo personal video recorders sold under this arrangement.

   Quantum. Quantum agreed to develop and supply the hard disk drives used in personal video recorders that enable the TiVo Service. Under the agreement, we or a designated third-party buyer may purchase from Quantum up to an agreed number of hard disk drives at a discount. In addition, Quantum agreed to work with TiVo to customize its hard disk drives for devices that enable the TiVo Service. Quantum acquired shares of our stock in connection with this agreement. We have agreed to share a portion of the TiVo Service subscription revenues we receive from the subscribers who have purchased personal video recorders and other devices equipped with Quantum hard disk drives on which we received a discount from Quantum.

Sales and Marketing

   TiVo has built a team of sales and marketing professionals focused on establishing the TiVo brand, educating consumers on the features and benefits of the TiVo Service and personal television, and promoting sales of personal video recorders and other devices that enable the TiVo Service.

   TiVo has found that retail stores are the primary distribution channel for the personal video recorders and has established direct relationships with retail partners. Our marketing team maintains an ongoing dialogue with viewers via research and other consumer response vehicles to ensure that TiVo continues to deliver services that match viewers' needs.

   TiVo initiated a marketing campaign in support of the retail launch of the personal video recorder that utilized print, outdoor, web and television advertising. TiVo also targeted certain DIRECTV subscribers with direct mail and bill inserts. The goal of these efforts was to increase awareness of the personal television category and to promote the TiVo brand as the leader in this category.

   During fiscal year ended January 31, 2001, personal video recorders with the TiVo Service were available from online retailers at stores nationwide such as Best Buy, Circuit City, Good Guys, Ultimate Electronics and The Wiz. We also sold TiVo personal video recorders directly to consumers through our website and our toll-free telephone number. In the U.K. Thomson SCENIUM brand personal video recorders with the TiVo Service were available at Dixons and Curry's.

   In fiscal year ending January 31, 2003, to transition to the Series2 platform, we will contract for the manufacture of certain Series2 personal video recorders with contract manufacturers. We will sell these units through Best Buy and AT&T Broadband, as well as through TiVo's own online sales efforts. As part of this effort, we expect to maintain some inventory of the Series2 units throughout the year.

Privacy Policy

   TiVo has adopted a privacy policy, which we make available on our web site and deliver to each new subscriber to the TiVo Service. This policy was updated in January 2002 to cover new commerce features which we plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information but all viewing information that is linked or associated with an individual identity will not be disclosed without the viewer's affirmative consent. TiVo further gives subscribers the ability to "opt-out" from the collection of anonymous viewing information and diagnostic information log files.

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

   TiVo's success will depend not only on consumers agreeing to purchase a personal video recorder, but also paying a subscription fee to receive the TiVo Service. This is a significant cost, and many consumers who have purchased VCRs, DVDs or other home video entertainment products may be reluctant to purchase personal television systems and services. The personal video recorder enabled with the TiVo Service does, however, offer several advantages over competing home video entertainment products, including:

  . an on-air guide to up to 12 days of television programming, updated on a nightly basis;

  . the DIRECTV Receiver with TiVo Service allows recording of two shows at the same time;

  .   the ability to pause, rewind and fast-forward live television;

  . the ability to record every episode of a given show at the click of a button;

  . the ability to recommend television shows to viewers based upon their particular preferences; and

  .   specialized content, including Showcases and TiVolution Magazine.

   Although the personal video recorder is not well-suited as an archival system for recorded television shows, personal video recorders enabled with the TiVo Service do contain a feature that allows viewers to off-load recorded programming to a VCR. While the personal video recorder and TiVo Service allow viewers to control live television, the current stand-alone version of the personal video recorder does not permit viewers to record a show on one channel and watch a show being broadcast at the same time on another channel. However, the DIRECTV Receivers with TiVo Service have dual tuners to allow a viewer to record one show while watching another.

   Companies offering similar products and services. TiVo faces competition from companies such as Microsoft, OpenTV, Replay TV and NDS. These competitors are seeking to meld traditional broadcast, cable or satellite television programming with enhanced information or television recording services. For example,

Microsoft launched UltimateTV during the spring of calendar year 2001. UltimateTV combines elements of Microsoft's WebTV, a television-based e-mail and Web surfing service with DIRECTV's satellite service and digital video recorder technology. DIRECTV and TiVo recently announced a long-term relationship to create DVR/Satellite products and Microsoft has announced the restructuring and downsizing of the UltimateTV program. Even with these announcements, significant inventory of UltimateTV product continues to be available in retail stores. This inventory may be subject to discounting in the coming year, impeding our ability to acquire new subscribers.

   Also, in 2001, OpenTV and EchoStar Communications Corporation released the Dish501, which is a product that combines basic VCR-like disk recording with a program guide and the ability to pause live television. Echostar has announced that it will continue to develop new products in this area, including products with expanded recording space and multiple satellite tuners.

   TiVo's primary competitor in the personal television market is ReplayTV, Inc. ReplayTV manufactured and marketed a personal television recorder that included a hard disk drive and functionality similar to that of our partners' personal video recorders. While ReplayTV's personal video recorder was more expensive than our partners' personal video recorders enabled with TiVo Service, ReplayTV did not charge a monthly subscription fee for its service. In February 2001, SONICblue Incorporated ("SONICblue") acquired ReplayTV. SONICblue introduced a new line of ReplayTV recorders late in calendar year 2001. This product line includes a $2,000 model and allows consumers to automatically skip commercials and share recordings via the Internet.

   Several new competitors have entered the DVR market in the past year, including Keen Personal Media Inc., CacheVision and Moxi Digital. Although none of these competitors have launched products to date, they all have demonstrated technology prototypes and will likely pursue partnerships with companies in the consumer electronics and television services markets.

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

   Service engineering. TiVo intends to continue to develop the TiVo Service, offering new features and programming. As part of this effort, we are currently in the process of building software and video development tools that will enable networks and other content providers to create specialized programming for the TiVo Service.

   Licensing. TiVo intends to use its patent portfolio to license its technology to consumer electronics companies and service providers for the purpose of creating an open standards platform for digital video recorders, ("DVR"), thus earning licensing revenue. For example, in October 2001, TiVo and Sony Corporation of Japan signed a licensing agreement. The agreement gives Sony Corporation access to the TiVo personal digital recording technology, including recently patented hardware and software designs.

   Engineering Professional Services. TiVo intends to offer engineering development as engineering professional services to companies interested in having DVR technology developed for their products. In February 2002, TiVo and DIRECTV signed an agreement making TiVo the primary provider of DVR technology for DIRECTV's next-generation integrated digital satellite receivers.

Patents and Intellectual Property

   TiVo has adopted a proactive patent and trademark strategy designed to protect all important aspects of its technology and intellectual property. We have filed 131 patent applications (including foreign and domestic), of which 33 have been awarded, and twelve provisional patents. TiVo has also jointly filed a patent application with Quantum. The patent applications that we have filed are broad in nature and are tied to fundamental inventions rather than small, unrelated features or applications. These patent applications cover substantially all of TiVo's technology, including hardware, software, the TiVo Service functionality and appearance, network architecture, manufacturing and international patent rights. TiVo has also filed patent applications that cover technologies it intends to incorporate in future versions of the TiVo Service and hardware. Several of our early patent applications have been examined and claims allowed by the U.S. Patent and Trademark Office (USPTO). Included in these are a number that are fundamental to the operation of personal video recorders, as well as forming a foundation for other important patent applications currently under examination. We anticipate ongoing progress in establishing a defensible and useful intellectual property portfolio. There can be no assurance that current applications of our patents will ever be granted.

   The USPTO issued patent number 6,233,389 to TiVo for a "Multimedia Timewarping System," originally filed in July of 1998, that covers many of the key inventions associated with personal video recording software and hardware design.

   This patent discloses all aspects of the design and construction of the TiVo Receiver/Recorder. Key inventions in the patent include:

  . a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program;

  . a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio and closed-captioning, and

  . a storage format that easily supports advanced TrickPlay/TM capabilities. TrickPlayTM includes pausing the live TV broadcast, fast-forwarding, rewinding, instant replays and slow motion. /

   TiVo has been issued U.S. patent number 6,215,526, which describes a method for embedding data within a television signal in such a way that it survives analog-to-digital and digital-to-analog conversion during the transmission process. TiVo owns design patents for its award winning remote control and the design for the integrated DIRECTV Receiver with TiVo Service. These patents are issued as Remote Control design patents: D424,061, D431,552, Remote Control housing design patents: D424,577, D435,403 and DIRECTV Receiver with TiVo Service bezel design patent: D434,043.

   The TrickPlay/TM patent issued by the USPTO as patent number 6,327,418, describes a method of controlling streaming media in a digital device. In today's implementation of a TiVo DVR, the TrickPlayTM patent covers the functions that enable TiVo subscribers to pause live TV as well as rewind, fast forward, play, play faster, play slower, and play in reverse television signals cached by the DVR. Storing, editing and manipulation of video are also among the 64 claims supported by the TrickPlayTM patent. /

   Combined with TiVo's Time Warp patent (USPTO No. 6,233,389) which enables the simultaneous recording and playback of multiple streams as well as efficient and low-cost processing, synchronization, and storage of multimedia streams, TiVo believes the TrickPlay/TM patent ensures that TiVo's patent portfolio covers the key functions that are essential to operate the TiVo DVR. /

   The Home Networking patent issued as USPTO number 6,310,886 describes a simple and reliable method for connecting TiVo DVRs and other streaming media devices to a network in the home. This technology allows TiVo to extend the ease of use of its current product and service to digital entertainment that can be enjoyed throughout the home.

   The Timewarp and TrickPlay/TM patents have also been examined and approved under the terms of the Patent Convention Treaty, which provides for nominal acceptance of the patent in countries that are signatories to the treaty, which includes most countries in the world. TiVo is currently filing for acceptance in key countries around the world. /

   We have filed many trademark applications covering substantially all of our trade dress, logos and slogans, including:

  .   Active Preview

  .   Can't Miss TV

  .   DIRECTIVO

  .   Instant Replay logo

  .   Ipreview

  .   Jump logo

  .   Life's too short for bad TV

  .   Overtime Scheduler

  .   Personal TV

  .   Personal Video Recorder

  .   Primetime Anytime

  .   Season Pass

  .   See it, want it, get it

  .   TiVo, TV Your Way

  .   Thumbs Down (logo and text)

  .   Thumbs Up (logo and text)

  .   TiVo Central

  .   TiVo (logo, name and character)

  .   TiVoMatic

  .   TiVolution

  .   TrickPlay

  .   What you want, when you want it

   These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have secured the U.S. registration for the names TiVo, TiVo Central, Can't Miss TV, What you want, when you want it, TiVolution and the Jump Logo. We have licensed the use of our name and logo to some of our strategic partners. See "Factors That May Affect Future Operating Results--Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights."

Recent Developments

Second Agreement with Acqua Wellington North American Equities Fund, Ltd.

   On February 13, 2002, we entered into our second common stock purchase agreement which, under certain circumstances, may allow us to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of our common stock during the fourteen month period ending April 13, 2003. We view this purchase agreement as an auxiliary financing tool with the potential to provide us with an efficient and flexible mechanism to raise cash to fund our working capital needs, depending upon the market price of our common stock and certain other conditions set forth in the purchase agreement.

   The purchase agreement provides that any stock we sell pursuant to the purchase agreement will be sold at a discount to the market price at the time of the sale of between 3% to 5.4%, unless we agree otherwise with Acqua Wellington. The amount and timing of each sale of common stock under the purchase agreement will be at our discretion, subject to certain limitations (see Item 8. Note 17). The shares of common stock which we may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152).

Agreements with DIRECTV, Inc.

   On February 15, 2002, we entered into a new product development agreement and a services agreement with DIRECTV, Inc., with whom we jointly introduced the first DIRECTV receiver with our digital video recording technology in October of 2000. Under the terms of the new development agreement, DIRECTV has agreed to pay us a technology development fee to develop a next-generation advanced DIRECTV receiver based on our recently announced Series2 digital video recording technology platform. Under this agreement, DIRECTV has assumed primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV's digital video recording services. Provided that we meet our obligations under the agreement, we will not be required to subsidize or to make other payments to support the sale of the next-generation receivers. DIRECTV will pay us per-account monthly fees to provide server support and limited customer support to users of the next-generation receivers. In addition, upon deployment of the next-generation receivers, our compensation for monthly subscribers of current DIRECTV receivers with our digital recording service will shift to a similar per-account monthly fee basis. The term of the product development agreement is five years. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of our digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay us an upfront fee, per-unit royalties and other fees.

   Under the terms of the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, TiVo Service that enables advanced automatic recording capabilities and the delivery of promotional video to the receiver's hard-disk drive. In exchange for a license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay us a fee. The license is granted to DIRECTV in exchange for the fee on an annual basis and is renewable up to four times. The term of the services agreement is three years.

   On February 15, 2002, we and DIRECTV entered into an Amendment to Marketing Agreement and Tax Agreement. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the development agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things, permanent revenue share for the TiVo stand-alone receiver, bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. The Amendment also modifies our indemnity obligations under the Tax Agreement, entered into with DIRECTV as of July 24, 2001, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

Agreement with Best Buy

   On March 3, 2002, we entered into an agreement with Best Buy, pursuant to which Best Buy agreed that our digital video recorders will be the only stand-alone digital video recorders with electronic program guide-based service sold by Best Buy. Under the agreement, Best Buy will also be the exclusive retail distributor of the TiVo-only branded Series2 digital video recorders. The agreement does not place any limitations on the manufacture and distribution by our partners of co-branded digital video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either we or Best Buy may terminate the agreement upon 60 days notice to the other party.

Employees

   At March 18, 2002, we employed approximately 226 employees, including 27 in service operations, 113 in research and development, 24 in sales and marketing and 62 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At March 18, 2002, we employed 39 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees:

   As of March 18, 2002, our executive officers and key employees and their ages were as follows:

       Name        Age                                  Position
       ----        ---                                  --------
Executive Officers
Michael Ramsay.... 52  Chairman of the Board and Chief Executive Officer
Morgan P. Guenther 48  President
David H. Courtney. 43  Executive Vice President Worldwide Operations and Administration
James Barton...... 43  Senior Vice President of Research and Development, Chief Technical Officer
Ta-Wei Chien...... 47  Senior Vice President, General Manager TiVo Technologies
Brodie Keast...... 46  Senior Vice President, General Manager TiVo Service

Key Employees
Susan Cashen...... 41  Vice President of Corporate Communications
Andrew Cresci..... 41  Vice President and General Manager of TiVo (UK)
Luther Kitahata... 37  Vice President of Software Engineering
Jeff Klugman...... 41  Vice President of Technology and Licensing Business
Howard Look....... 35  Vice President of TiVo Studios
Joe Miller........ 35  Vice President of Sales
Karrin Nicol...... 42  Vice President of Human Resources
Mark A. Roberts... 41  Vice President of Information Technology and Chief Information Officer
Matthew Zinn...... 37  Vice President, General Counsel and Chief Privacy Officer

   Michael Ramsay is a co-founder of TiVo and has served as TiVo's Chairman of the Board of Directors and Chief Executive Officer since our inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for Silicon Graphics, a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. ("SGI") focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of Silicon Graphics' Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland.

   Morgan P. Guenther has served as TiVo's President since November 2001. From June 1999 to November 2001 he served as Vice President of Business Development. From March 1998 to June 1999, Mr. Guenther was a partner of the law firm of Paul, Hastings, Janofsky & Walker LLP. From 1990 to March 1998, Mr. Guenther was a partner of the law firm of Farella Braun & Martel. Mr. Guenther also serves on the board of directors of Tier Technologies, Inc., an information technology consulting company. Mr. Guenther holds J.D. and B.A. degrees from the University of Colorado and an M.B.A. degree from the University of San Francisco.

   David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Executive Vice President Worldwide Operations and Administration. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm's high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

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

   Ta-Wei Chien has served as Vice President of Engineering and Operations since February 1998 and is currently Senior Vice President, General Manager TiVo Technologies. From December 1996 to February 1998, Mr. Chien served as Vice President of Engineering in the Desktop Workstations group at SGI, where he managed engineering projects for desktop workstations. From April 1991 to December 1996, Mr. Chien was a director of digital media and VLSI engineering at SGI. Mr. Chien holds a B.S. degree in Electrical Engineering from National Taiwan University and an M.S. degree in Electrical Engineering from the University of California, Los Angeles.

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

   Luther Kitahata has served as Vice President of Software Engineering since October 2000. He joined TiVo in 1998 as the Director of Software. Prior to joining TiVo, Mr. Kitahata was part of the founding team at Navio Communications (now Liberate Technologies) where he worked in both managerial and engineering capacities from April of 1996 to January 1998. Prior to 1996, Mr. Kitahata was founder and Director of Engineering of E-Motion, a leading provider of content distribution and multimedia collaboration systems. Mr. Kitahata holds an M.S. degree and a B.A. degree with honors in Computer Science from Brown University.

   Jeff Klugman has served as Vice President of Technology and Licensing since December 2001. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for one of Quantum's business units. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from Stanford University.

   Howard Look has served as Vice President of TiVo Studios since March 2000. He joined TiVo in February 1998 as Director of Application Software. Prior to joining TiVo, Mr. Look was Manager and the Director of Applied Engineering at SGI from 1996 to 1998. Mr. Look holds a B.S degree in Computer Engineering from Carnegie-Mellon University.

   Joe Miller has served as Vice President of Sales since October 2000. From June 1999 to October 2000, Mr. Miller served as Director of Channel Marketing for TiVo. Prior to joining TiVo, Mr. Miller was employed with U.S. Satellite Broadcasting from 1994 to 1999, most recently serving as General Manager of Retail Sales. Prior to joining U.S. Satellite Broadcasting, Mr. Miller was National Sales Manager for Cox Satellite Programming. Mr. Miller holds a B.A. degree in Public Relations from Southwest Texas State University.

   Karrin Nicol joined TiVo in July 1999 as Vice President of Human Resources. From 1987 to 1999, Ms. Nicol was employed with at SGI, most recently as Director of Human Resources. Prior to that, Ms. Nicol served in various positions at Fairchild Semiconductor Corporation. Ms. Nicol holds a B.S. degree in Food and Nutrition from California State University, Chico and a Masters in Human Resources and Organizational Development from the University of San Francisco.

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

ITEM 2.  PROPERTIES

   Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in 2007. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 50% of the total office space. We have subleased a portion of the idle space through August 2002 and we are actively searching for additional tenants. We believe that our facilities are well maintained and are in good operating condition.

   Additionally, we currently lease international office space in Berkshire, United Kingdom. We believe that these facilities are adequate to meet our office space needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS

   Ezra Birnbaum. On March 15, 2001, Ezra Birnbaum, an individual resident in the state of New York, filed, on behalf of himself and all others similarly situated, a class action complaint against us in the Supreme Court of the State of New York, Kings County, alleging violation of New York's consumer protection act, breach of implied warranties of merchantability and fitness, breach of contract and fraud. The complaint alleges that Mr. Birnbaum's personal video recorder used with the TiVo subscription Service "does not function properly because the picture freezes and preprogrammed channels are lost." He alleges, among other things, that TiVo knew or should have known of these alleged defects and that, TiVo, therefore misrepresented or failed to disclose material information regarding its product to consumers. The complaint seeks repayment of the amount spent to purchase our product to each member of the class of purchasers, plus interest from the date of purchase, as well as unspecified punitive damages, attorneys' and expert witness fees and other costs. The complaint additionally seeks equitable relief, requesting that we be enjoined from continuing the practices described in the complaint. On May 3, 2001, TiVo answered the complaint. On August 2, 2001, Mr. Birnbaum served a motion for class certification. On August 10, 2001, TiVo filed a motion for summary judgment. On January 10, 2002, the Supreme Court of the State of New York granted our motion for summary judgment and dismissed the complaint on all counts. Our summary judgment win became conclusive on March 1, 2002.

   IPO Litigation. On June 12, 2001, a securities class action lawsuit in which we and certain of our officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The TiVo defendants' time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. We believe that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

   Pause Technology LLC. On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging willful and deliberate infringement of US Reissue Patent No. 36,801, entitled "Time Delayed Digital Video System Using Concurrent Recording and Playback." Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. TiVo's answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

   Lawsuit filed by SONICblue Inc. On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of US Patent
No. 6,324,338 entitled "Video Data Recorder with Integrated Channel Guides." SONICblue seeks unspecified monetary damages as well as an injunction against our operations. TiVo's answer was filed on January 23, 2002. We believe that we have meritorious defenses against this suit and intend to defend ourselves vigorously. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

   Lawsuit filed against SONICblue Inc. On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of United States Patent No. 6,233,389, entitled "Multimedia Time Warping System," and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We have requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys' fees and costs. We could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

   Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit. On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the United States District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (United States Patent Nos. 5,590,195 ("Information Dissemination Using Various Transmission Modes") and 6,330,334 ("Method and System for Information Dissemination Using Television Signals")). The complaint seeks injunctive, relief, compensatory and treble damages and Command Audio's costs and expenses, including reasonable attorneys' fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

   For further discussion of intellectual property risks facing TiVo, see "Factors That May Affect Future Operating Results--Intellectual property claims against us can be costly and could result in the loss of significant rights."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended January 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

Market Information for Common Equity

   Our common stock is traded on the Nasdaq National Market under the symbol "TIVO". As of March 18, 2002, we had 372 stockholders of record.

   The following table shows the high and low per-share closing prices for our common stock as reported by the National Association of Securities Dealers, Inc., on any trading day during the respective period:

              Fiscal Year 2002                        High   Low
              ----------------                       ------ ------
              Fourth Quarter ended January 31, 2002. $ 7.50 $ 4.45
              Third Quarter ended October 31, 2001.. $ 7.06 $ 3.01
              Second Quarter ended July 31, 2001.... $11.21 $ 4.16
              First Quarter ended April 30, 2001.... $ 7.19 $ 4.00

              One Month Ended January 31, 2001...... $ 9.13 $ 6.13

              Calendar Year 2000
              ------------------
              Fourth Quarter ended December 31, 2000 $19.94 $ 5.38
              Third Quarter ended September 30, 2000 $33.75 $16.69
              Second Quarter ended June 30, 2000.... $36.19 $15.88
              First Quarter ended March 31, 2000.... $71.50 $30.50

              Calendar Year 1999
              ------------------
              Fourth Quarter ended December 31, 1999 $51.00 $25.13
              Third Quarter ended September 30, 1999 $29.94 $29.94

   On March 18, 2002, the closing price of our common stock was $5.36 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data as of and for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000, December 31, 1999 and December 31, 1998 and for the period from August 4, 1997 (Inception) to December 31, 1997 have been derived from our financial statements audited by Arthur Andersen LLP, independent public accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

   The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                     One-Month                                          Period from
                                        Year Ended     Ended     Year Ended   Year Ended   Year Ended  August 4, 1997
                                        ----------- ----------- ------------ ------------ ------------ (Inception) to
                                        January 31, January 31, December 31, December 31, December 31,  December 31,
                                           2002        2001         2000         1999         1998          1997
                                        ----------- ----------- ------------ ------------ ------------ --------------
                                                            (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
   Revenues............................  $  19,397   $    989    $   3,571     $    223     $    --        $   --
   Costs and expenses
      Cost of revenues.................     19,949      1,710       18,382        4,067          --            --
      Research and development.........     26,859      2,507       24,279        9,727       5,614           356
      Sales and marketing..............     28,509      7,884      102,091       24,502       1,277            28
      Sales and marketing--related
       parties.........................     75,832      6,632       53,604       15,172          --            --
      General and administrative.......     18,495      1,326       14,346        7,027       2,946           241
      Stock-based compensation.........      1,247        175        3,115        1,530          --            --
      Other operating expense, net.....         --         --           --        7,210          --            --
                                         ---------   --------    ---------     --------     -------        ------
   Loss from operations................   (151,494)   (19,245)    (212,246)     (69,012)     (9,837)         (625)
      Interest income..................      2,163        672        7,928        2,913         136            49
      Interest expense and other.......     (4,324)       (17)        (522)        (466)        (20)          (19)
                                         ---------   --------    ---------     --------     -------        ------
   Loss before taxes...................   (153,655)   (18,590)    (204,840)     (66,565)     (9,721)         (595)
   Provision for income taxes..........     (1,000)        --           --           --          --            --
                                         ---------   --------    ---------     --------     -------        ------
   Net loss............................   (154,655)   (18,590)    (204,840)     (66,565)     (9,721)         (595)
   Less: Series A redeemable
    convertible preferred stock
    dividend...........................     (3,018)      (423)      (1,514)          --          --            --
                                         ---------   --------    ---------     --------     -------        ------
   Net loss attributable to common
    stockholders.......................  $(157,673)  $(19,013)   $(206,354)    $(66,565)    $(9,721)       $ (595)
                                         =========   ========    =========     ========     =======        ======
   Net loss per share
      Basic and diluted................  $   (3.67)  $  (0.47)   $   (5.55)    $  (5.49)    $ (3.25)       $(0.20)
      Weighted average shares..........     42,956     40,850       37,175       12,129       2,990         2,917

                                                            As of       As of       As of        As of        As of
                                                         January 31, January 31, December 31, December 31, December 31,
                                                         ----------- ----------- ------------ ------------ ------------
                                                            2002        2001         2000         1999         1999
                                                         ----------- ----------- ------------ ------------ ------------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents...............................  $ 52,327    $124,474     $106,096     $139,687      $2,248
Total assets............................................   156,649     211,543      236,318      152,842       3,543
Current redeemable convertible preferred stock..........         2           2            3           --          --
Long-term portion of obligations under capital lease....         2         538          606        1,141          --
Redeemable common stock.................................        --          --            1           --          --
Total paid-in capital for current redeemable convertible
 preferred stock and redeemable common stock............    46,553      46,553       96,986           --          --
Total stockholders' equity (deficit)....................   (32,221)     50,337       34,849      133,247       2,121

Quarterly Results of Operations

   The following table represents certain unaudited statement of operations data for our eight most recent quarters ended January 31, 2002. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

                                                                    Three Months Ended
                                  --------------------------------------------------------------------------------------
                                  April 30, July 31,  October 31, January 31, April 30, July 31,  October 31, January 31,
                                    2000      2000       2000        2001       2001      2001       2001        2002
                                  --------- --------  ----------- ----------- --------- --------  ----------- -----------
                                                      (unaudited, in thousands except per share data)
Revenues......................... $    499  $    869   $  1,102    $  2,166   $  3,196  $  4,106   $  5,342    $  6,753
Costs and expenses
Cost of revenues.................    4,994     4,295      4,149       5,661      5,497     4,415      5,207       4,830
Research and development.........    4,844     6,788      7,572       5,888      6,827     6,786      7,431       5,815
Sales and marketing..............    8,479    16,422     34,638      46,905     13,020     5,756      7,084       2,649
Sales and marketing--related
 parties.........................    3,342     9,293     24,283      21,093     23,488    16,146     11,239      24,959
General and administrative.......    2,978     3,720      3,876       4,483      4,507     4,288      5,214       4,486
Stock-based compensation.........      974       808        624         562        289       339        346         273
Other operating expense, net.....       --        --         --          --         --        --         --          --
                                  --------  --------   --------    --------   --------  --------   --------    --------
Loss from operations.............  (25,112)  (40,457)   (74,040)    (82,426)   (50,432)  (33,624)   (31,179)    (36,259)
Interest income..................    1,766     1,752      2,056       2,305      1,390       607         65         101
Interest expense and other.......     (101)     (276)       (46)        (86)       (50)      (45)    (1,171)     (1,415)
Interest expense--related parties       --        --         --          --         --      (559)      (553)       (531)
                                  --------  --------   --------    --------   --------  --------   --------    --------
Loss before taxes................  (23,447)  (38,981)   (72,030)    (80,207)   (49,092)  (33,621)   (32,838)    (38,104)
Provision for income taxes.......       --        --         --          --         --        --     (1,000)         --
                                  --------  --------   --------    --------   --------  --------   --------    --------
Net loss.........................  (23,447)  (38,981)   (72,030)    (80,207)   (49,092)  (33,621)   (33,838)    (38,104)
Less: Series A redeemable
 convertible preferred stock
 dividend........................       --        --       (665)     (1,272)    (1,092)     (840)      (658)       (428)
                                  --------  --------   --------    --------   --------  --------   --------    --------
Net loss attributable to common
 stockholders.................... $(23,447) $(38,981)  $(72,695)   $(81,479)  $(50,184) $(34,461)  $(34,496)   $(38,532)
                                  ========  ========   ========    ========   ========  ========   ========    ========
Net loss per share
   Basic and diluted............. $  (0.66) $  (1.09)  $  (1.89)   $  (2.00)  $  (1.20) $  (0.82)  $  (0.81)   $  (0.85)
   Weighted average shares.......   35,462    35,865     38,461      40,774     41,787    42,095     42,668      45,276

   The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscribers during the holiday shopping season. We also expect to generate a portion of future revenues from television advertising, which tends to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Periodically when we complete our obligations under our licencing and engineering professional services agreements we will recognize revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

   We were incorporated in August 1997 as a Delaware corporation and are located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001 we formed a new subsidiary, TiVo International, Inc., also a Delaware corporation. The TiVo Service is a subscription-based television service that provides viewers with greater control, easier navigation and a wider range of viewing options when watching television. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a personal video recorder designed and developed by TiVo.

   We launched the personal video recorder and service into the retail channel in the second half of calendar year 1999. We incurred losses of $204.8 million in calendar year 2000, $18.6 million for the one-month transition period ended January 31, 2001 and $154.7 million for the fiscal year ended January 31, 2002, and we expect to continue to incur losses for the foreseeable future.

   We currently generate revenues from the following sources: subscription revenue, non-subscription revenue, licensing revenue and engineering professional services revenue. Subscriptions to the TiVo Service are available on a monthly or lifetime basis. The current price for a monthly subscription to the TiVo Service is $9.95 and the price for a lifetime subscription is $249.00. As of April 2, 2002, the price for a monthly subscription for stand-alone recorders will increase to $12.95. A lifetime subscription allows access to the TiVo Service for the life of the personal video recorder. Subscription fees are paid by the viewer when activating the TiVo Service. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, our best estimate of the useful life of the personal video recorder. Deferred revenue relates to subscription fees collected, for which service has not yet been provided. Since the TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscriptions during the holiday shopping season.

   Non-subscription revenue primarily includes charter advertising and sponsorship revenue from consumer companies and media networks that have provided content on the TiVo Service. Revenue is recognized as the advertising and content is delivered. To date, our non-subscription revenue has not been significant.

   Licensing revenue consists of revenues generated from licensing our technology to consumer electronics companies and service providers for the purpose of creating an open standards platform design for digital video recorders ("DVR"). At this time, TiVo has signed one licensing agreement.(see Item B. Note 11).

   Engineering professional services revenue includes revenues earned for engineering services performed.

   We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations. Expenses related to our strategic partners in exchange for marketing services and who are also stockholders are recognized as "sales and marketing--related parties expense." Expenses related to our partners in exchange for marketing services who are not our stockholders are recognized as "sales and marketing expense" (see Item 8.
Note 9 and Item 8. Note 13).

   In the past, we have issued stock in exchange for services to our strategic partners. For example, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Production Integration and Marketing Agreement between AOL and TiVo, in which TiVo was to become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. In return for AOL's investment, TiVo issued to AOL a combination of convertible redeemable preferred stock, a portion of common stock subject to redemption, common stock and initial and performance warrants (see Item 8. Note 9).

   We have issued convertible notes in exchange for services to our strategic partners. In August 2001, we closed a private placement of $51.8 million of convertible debt, TiVo received cash proceeds of approximately $43.7 million from noteholders and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing stockholders. Issuance costs were approximately $3.6 million, resulting in net proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001 to NBC for advertising that ran for the period that began October 1, 2001 and ended December 31, 2001 (see Item 8. Note 10).

   During the fourth quarter of the fiscal year ended January 31, 2002, we sold shares of our common stock for general corporate purposes. On January 10, 2002, we sold to Acqua Wellington North American Equities Fund, Ltd. 2,147,239 shares of our common stock at $6.52 per share, pursuant to a common stock purchase agreement we entered into with Acqua Wellington on December 21, 2001. Our net proceeds from this sale were approximately $13.8 million, after deducting our estimated sales expenses.

   In 2002, we expect to experience a transition period related to certain sales of our Series2 platform, including those through Best Buy and directly by TiVo. We consider these sales as incidental to our business and, as a result, anticipate reporting such transactions as Other Operating Expense, net, during the upcoming year.

Critical Accounting Policies

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 8. Note 2 in the notes to the consolidated financial statements.

  Revenue Recognition of Lifetime Subscriptions

   Based on the guidance provided by Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our service obligations and received customer acceptance, or are otherwise released from our service obligation or customer acceptance obligations.

   Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, our best estimate of the useful life of the personal video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

  Complex Agreements

   TiVo has a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. The Company has utilized its best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

   The Company recognizes revenue under its technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant's Statement of Position, 97-2, "Software Revenue Recognition" ("SAP-97-2"). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence ("VSOE") is required for all undelivered elements in order to recognize license revenue. The Company has not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. The Company intends to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or TiVo's work effort.

  Stock-Based Compensation


   We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB opinion 25, which requires that only the intrinsic value of stock option grants be recognized as an expense on the statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in the consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards. Note 8 to the consolidated financial statements sets forth calculations of pro forma net loss and net loss per share computed in accordance with this alternative method. Had we used SFAS No. 123 to value our employee stock option awards, our net loss and net loss per share would have been greater for all periods presented.

  Assumptions on Non-Cash Expenses

   Several of our arrangements require TiVo to make estimations and assumptions for the valuation of non-cash expenses. For example, under the AOL agreements we calculate the estimated fair market value of the AOL Initial Common Stock Warrants using the Black-Scholes option-pricing model. Several assumptions are made in the model such as the term and risk-free rate of return. If the market conditions at the time AOL earns the Initial Common Stock Warrants are different then date on which the assumptions are based, the valuation of the Initial Common Stock Warrants could significantly increase or decrease from the estimated calculation and our expense would be different.

  Valuation Allowance Against Deferred Tax Assets

   We provided a valuation allowance of $179.4 million and $123.8 million against our entire net deferred tax primarily consisting of net operating loss carryforwards as of January 31, 2002 and 2001. The valuation allowance was recorded given the losses we incurred through January 31, 2002 and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability we will not fully realize the deferred tax benefits.

   As of January 31, 2002, the Company has the following contractual cash obligation payments:

                                               Less than
($'s in 000's)                          Total   1 year   1-3 years 4-5 years Over 5 years
--------------                         ------- --------- --------- --------- ------------
Contractual cash obligations
Long-term convertible debt............ $36,733  $   --    $    --   $36,733      $ --
Interest on long-term convertible debt  14,171   3,097      6,195     4,879        --
Capital lease obligations.............     553     553         --        --        --
Operating leases......................  16,102   2,755      6,251     7,096        --
Total Contractual Cash Obligations.... $67,559  $6,405    $12,446   $48,748      $ --

   Other commercial commitments as of January 31, 2002, expiration per period are as follows:

                                     Less than
 ($'s in 000's)               Total   1 year   1-3 years 4-5 years Over 5 years
 --------------               ------ --------- --------- --------- ------------
 Other commercial commitments
 Standby letters of credit... $3,913  $3,913      $--       $--        $--
 Total commercial commitments $3,913  $3,913      $--       $--        $--

Results of Operations

   On February 1, 2001, TiVo announced a fiscal year end change from December 31 of each year to January 31 of each year. TiVo believes that the change in fiscal year will help align the seasonal patterns of demand in TiVo's business with its reporting cycle and better align TiVo's promotional activities with those of its retail, service and network partners. The following discussion of historical operating results compares the year ended January 31, 2002 to the previous fiscal year ended January 31, 2001. Additionally, the one-month transition period ended January 31, 2001 and the twelve-month period ended January 31, 2001 are compared to the same periods in the prior year.

   To enhance comparability, the following table sets forth audited Consolidated Statements of Operations fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and unaudited Consolidated Statements of Operations for the one-month transition period ended January 31, 2000 and for the twelve months ended January 31, 2001 and January 31, 2000. The unaudited consolidated financial data for the periods presented have been derived from our financial statements for the twelve months ended December 31, 2000 and 1999 audited by Arthur Andersen LLP, independent public accountants. Certain unaudited consolidated financial information for the year ended January 31, 2000 has been reclassified in order to conform to current classifications.

                                   TIVO INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       One-Month     One-Month
                                                        Year Ended       Ended         Ended      Year Ended    Year Ended
                                                       -------------  ------------  -----------  -------------  ------------
                                                        January 31,   January 31,   January 31,   January 31,   January 31,
                                                           2002          2001          2000          2001          2000
                                                       -------------  ------------  -----------  -------------  ------------
                                                                                    (unaudited)   (unaudited)   (unaudited)
Revenues
   Revenues........................................... $  19,297,000  $    989,000  $   134,000  $   4,636,000  $    357,000
   Revenues--related parties..........................       100,000            --           --             --            --
   Total Revenues.....................................    19,397,000       989,000      134,000      4,636,000       357,000
Costs and expenses
   Cost of revenues...................................    19,888,000     1,710,000    1,204,000     19,099,000     5,120,000
   Cost of revenues--related parties..................        61,000            --           --             --            --
   Research and development...........................    26,859,000     2,507,000    1,694,000     25,092,000    10,906,000
   Sales and marketing................................    28,509,000     7,884,000    3,532,000    106,444,000    27,181,000
   Sales and marketing--related parties...............    75,832,000     6,632,000    2,225,000     58,011,000    17,397,000
   General and administrative.........................    18,495,000     1,326,000      614,000     15,057,000     7,359,000
   Stock-based compensation...........................     1,247,000       175,000      321,000      2,968,000     1,851,000
   Other operating expense, net.......................            --            --           --             --     7,209,000
                                                       -------------  ------------  -----------  -------------  ------------
    Loss from operations..............................  (151,494,000)  (19,245,000)  (9,456,000)  (222,035,000)  (76,666,000)
      Interest income.................................     2,163,000       672,000      721,000      7,879,000     3,617,000
      Interest expense and other......................    (2,681,000)      (17,000)     (29,000)      (509,000)     (495,000)
      Interest expense--related parties...............    (1,643,000)           --           --             --            --
                                                       -------------  ------------  -----------  -------------  ------------
    Loss before taxes.................................  (153,655,000)  (18,590,000)  (8,764,000)  (214,665,000)  (73,544,000)
      Provision for income taxes......................    (1,000,000)           --           --             --            --
                                                       -------------  ------------  -----------  -------------  ------------
    Net loss..........................................  (154,655,000)  (18,590,000)  (8,764,000)  (214,665,000)  (73,544,000)
    Less: Series A redeemable convertible preferred
     stock dividend...................................    (3,018,000)     (423,000)          --     (1,937,000)           --
                                                       -------------  ------------  -----------  -------------  ------------
Net loss attributable to common stockholders.......... $(157,673,000) $(19,013,000) $(8,764,000) $(216,602,000) $(73,544,000)
                                                       =============  ============  ===========  =============  ============
   Net loss per common share
    Basic and diluted................................. $       (3.67) $      (0.47) $     (0.25) $       (5.75) $      (4.97)
                                                       =============  ============  ===========  =============  ============
   Weighted average common shares outstanding--
    Basic and diluted.................................    42,956,310    40,850,353   35,274,071     37,640,183    14,796,582
                                                       =============  ============  ===========  =============  ============

Year Ended January 31, 2002 Compared to the Year Ended January 31, 2001

   Revenues. Revenues for the year ended January 31, 2002 were $19.4 million, over 300% higher than prior fiscal year revenue of $4.6 million. The increase is attributable to increased customer subscriptions to the TiVo Service. During the year ended January 31, 2002, TiVo activated approximately 226,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 380,000 as of January 31, 2002, more than double the installed base as of January 31, 2001. We anticipate fiscal year 2003 will have continued subscriber growth as we begin to realize the impact of our revised business model and new distribution agreements.

   Revenues--related parties. Revenues--related parties for the year ended January 31, 2002 were $100,000 compared to zero for the year ended January 31, 2001. Revenues--related parties consists of revenues received from our partners, who are also stockholders, and were for engineering professional services.

   Cost of revenues. Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended January 31, 2002 was $19.9 million compared to $19.1 million for the year ended January 31, 2001. This 4% increase was primarily attributable to service center expenses resulting from the increase in number of activations. Total salaries and benefits accounted for 6% of the total increase due to the expansion of the scalable call center department. We have reduced our per-sub cost of revenue over the prior fiscal year. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per-sub cost of revenue as the subscriber base grows.

   Cost of revenue--related parties. Cost of revenues--related parties consists primarily of employee salaries and related expenses related to providing engineering and design support to TiVo's related parties. Cost of revenues--related parties for the year ended January 31, 2002 was $61,000 compared to zero for the prior year.

   Research and development expenses. TiVo's research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended January 31, 2002 were $26.9 million, 7% higher than the prior fiscal year. The increase in absolute dollars was a result of continued investments in the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 19% of the total increase in expenses was due to the hiring of additional engineers instead of using consultants. We expect our research and development expenses to decline in fiscal year 2003 due to agreements that include substantial non-recurring engineering payment from our partners to TiVo.

   Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended January 31, 2002 were $28.5 million compared to $106.4 million for the year ended January 31, 2001. The 73% decrease in expenses was attributable to reduced expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo and by reducing our direct advertising expenses. We believe our latest agreements with our partners allows us to continue to reduce our sales and marketing expenses as our partners are more fully involved the marketing and distribution programs and related costs required to drive the demand for the TiVo Service. We expect our marketing expenses for fiscal year 2003 to be comparable to fiscal year 2002.

   Sales and marketing--related parties. Sales and marketing--related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC ("CAA") all of which hold stock in TiVo. Sales and marketing--related parties expense for the year ended January 31, 2002 was $75.8 million compared to $58.0 million for the year ended January 31, 2001. The increase in sales and marketing--related parties expense is primarily attributable to the activations of subscribers to the TiVo Service and AOL media insertion orders.

   Sales and marketing--related parties expense for the year ended January 31, 2002, consists of cash charges of $62.2 million and non-cash charges of $13.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services to AOL and DIRECTV. The total amount of warrant valuation and common stock issued for services as of January 31, 2002 was $44.4 million, of which $15.9 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

   The cash portion of sales and marketing--related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Also included are media insertion orders paid to NBC, Discovery and AOL. Subsidies are formula based payments to our partners in exchange for key activities and results. The formulas are periodically adjusted based on our partners' manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $15.6 million. In general, interest started accruing from March 31, 2001 and beginning in October of 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. In our revised business model we intend to sharply reduce our subsidy payments and have been working with our partners to eliminate subsidy requirements.

   General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the year ended January 31, 2002 increased 23% to $18.5 million compared to $15.1 million for the year ended January 31, 2001. Salaries, employee benefits and temporary expenses accounted for 77% of the total increase. Most of the increase was due to headcount hired at the end of fiscal year ended January 31, 2001. For comparison purposes, the headcount related expense were only partially reflected in fiscal year 2001. We expect to hold headcount flat to slightly higher during fiscal year 2003.

   Stock-based compensation. During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $1.2 million for the year ended January 31, 2002 and $3.0 million for the year ended January 31, 2001. We anticipate the unamortized balance of $1.0 million will be fully amortized by June 2005.

   Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $2.1 million for the year ended January 31, 2002 compared to $7.9 million for the year ended January 31, 2001, as cash balances have declined combined with lower interest rates prevailing in the U.S. market.

   Interest expense and other. Interest expense and other was $2.7 million for the year ended January 31, 2002. This includes the coupon interest expense of $1.0 million and the amortization of the value of the warrants, the beneficial conversion and the convertible debt financing expenses of $1.5 million related to the convertible notes. Also included is the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $71,000. For the year ended January 31, 2001, interest expense and other was $509,000.

   Interest expense--related parties. Interest expense--related parties was $1.6 million for the year ended January 31, 2002. This includes $1.2 million for interest expense payable to our strategic partners according to negotiated deferred payment schedules and notes payable--related parties.

   Provision for income taxes. Income tax expense for the year ended January 31, 2002 was $1.0 million due to tax withheld by the government of Japan as foreign source income tax from payments made by Sony Corporation under the terms of the technology licensing agreement.

   Series A redeemable convertible preferred stock dividend. Under the terms of the Investment Agreement between AOL and TiVo, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for years ended January 31, 2002 and 2001 were $3.0 million and $1.9 million, respectively. The dividends are payable quarterly as declared by our board of directors.

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

   Cost of revenues. Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of revenues for the one-month period ended January 31, 2001 was $1.7 million compared to $1.2 million for the one-month period ended January 31, 2000. This increase was primarily attributable to increased salaries and benefits and service center expenses. Total salaries and benefits accounted for 52% of the total increase due to the expansion and staffing of the Broadcast Operations department. Service center expenses accounted for 42% of the total increase due to the expansion and staffing of the customer service center.

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

   Cost of revenues. Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of revenues for the year ended January 31, 2001 was $19.1 million compared to $5.1 million for the year ended January 31, 2000. This increase was primarily attributable to increased telecommunications and network expenses due to the increase in number of activations. During the year ended January 31, 2001, telecommunications and network expense increased 46% or $6.4 million over prior year expenses. Total salaries and benefits accounted for 18% of the total increase due to the expansion and staffing of the broadcast operations department and customer service departments.

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

Liquidity and Capital Resources

   From inception through January 31, 2002, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities, the proceeds from our initial public offering and the private placement of convertible debt with warrants. At January 31, 2002, we had $52.3 million of cash and cash equivalents. We believe these funds represent sufficient resources to fund operations, capital expenditures and working capital needs through at least the next 12 months.

   On August 28, 2001, we issued $51.8 million of convertible debt with warrants in a private placement to accredited investors. Of the $40.1 million net cash proceeds, the Company paid $5.0 million in October 2001 to NBC for prepaid advertising.

   Additionally, in October 2001, TiVo received an upfront cash fee payment from Sony Corporation under the terms of the license agreement.

   On January 10, 2002, we sold to Acqua Wellington North American Equities Fund, Ltd. 2,147,239 shares of our common stock at $6.52 per share pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152). Our net proceeds from this sale were approximately $13.8 million, after deducting the estimated sale expenses payable by us.

   During February 2002, we entered into a second common stock purchase agreement which, under certain circumstances, may allow us to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of our common stock during the fourteen-month period ending April 13, 2003. We view this purchase agreement as an auxiliary financing tool with the potential to provide us with an efficient and flexible mechanism to raise cash to fund our working capital needs.

   The shares of common stock which we may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152).

   From time to time, we may present Acqua Wellington with draw down notices over a draw down period consisting of two periods of ten consecutive trading days each, unless we agree otherwise with Acqua Wellington. Each draw down notice sets forth a threshold price and the dollar value of shares Acqua Wellington is obligated to purchase during the draw down period. The threshold price we choose, which cannot be less than $3.00 without the consent of Acqua Wellington, establishes the maximum value of the stock we can obligate Acqua Wellington to buy during the period and the discount that Acqua Wellington will receive, unless we agree otherwise with Acqua Wellington. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of the shares on each trading day during the draw down period on which the daily volume weighted average price for our common stock exceeds the threshold price determined by us. The per share purchase price for the shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3% to 5.4%, based on the threshold price, unless we agree otherwise with Acqua Wellington. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, Acqua Wellington will not be obligated but still may purchase the pro rata portion of shares of common stock allocated to that day at the threshold price for the draw down period, less the discount. The number of shares Acqua Wellington would be obligated to buy on any trading day during a draw down period is arrived at by dividing that day's pro rata part of the total purchase amount by that day's volume weighted average price, less Acqua Wellington's discount. The total number of shares Acqua Wellington would be required to purchase during a draw down period is the aggregate of the daily amounts.

   The purchase agreement also provides that from time to time and at our discretion we may grant Acqua Wellington the right to exercise one or more call options to purchase additional shares of our common stock during each draw down period for the amount that we specify, so long as the aggregate of all such call option amounts and draw down amounts under the purchase agreement do not exceed $19,000,000. Upon Acqua Wellington's exercise of the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington notifies us of its election to exercise its call option or the threshold price for the call option determined by us and set forth in the draw down notice, less a discount ranging from 3% to 5.4%, based on the threshold price, unless we agree otherwise with Acqua Wellington.

   The purchase agreement further provides that if, during a draw down period with Acqua Wellington, we enter into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase shares of the draw down amount and any call option amounts requested by us at the price otherwise applicable to the sale to Acqua Wellington, or at the third party's price. Acqua Wellington may also decide not to purchase the shares during that draw down period. If, between draw down pricing periods, we enter into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase up to the draw down amount that would be applicable based on the gross price per share to be paid for the common stock in the other financing on the same terms and conditions contemplated in the other financing, net of the third party's discount and fees, or, if the applicable share price is below the minimum threshold price, up to 20% of the total amount to be raised by us in the other financing.

   Under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 9, 2000, as amended, the Company holds $51.7 million in an interest bearing escrow account as restricted cash. If the AOL TV/TiVo set-top box launch does not occur by December 31, 2001 or a later date agreed to by both parties, and AOL has not committed a material breach of the Commercial Agreement or if we have breached our obligations with respect to the financial covenants, then AOL has a put option pursuant to which AOL could require TiVo to repurchase up to 1.6 million shares of Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million. We currently record the $48.0 million on the consolidated balance sheets as restricted cash of $48.0 million plus the interest income earned on restricted cash. The set-top box was not launched by December 31, 2001 and we recently modified our agreements with AOL so that AOL has 100 days from the agreed upon launch date to exercise its put option (see Note 17). At this point, we have not agreed with AOL on this agreed upon launch date as we believe that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. We are in discussions with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions. If the outcome includes exercise of the put option, our cash and cash equivalents would increase by $3.7 million, reflecting the deferred interest on the restricted cash, and the restricted cash balance would be reduced to zero. We do not include restricted cash in our calculations of working capital available for operations. As a result, we do not expect that the preferred stock repurchase would have a material effect on our business operations.

   Additionally, under the terms of the AOL Investment Agreement, we must maintain a positive net cash position in excess of $25.0 million, measured at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). We advise AOL monthly, on an informational basis, of our net cash position. Per the agreement, if we fall below the $25.0 million net cash position at the end of our fiscal quarter, AOL has the right to exercise its put option. We was in compliance with the net cash position requirement as of January 31, 2002.

   The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the agreed upon launch date, the expiration of the put option or the day following the first anniversary of the agreed upon launch date.

   Net cash used in operating activities was $120.8 million for the year ended January 31, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $154.6 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $23.1 million, a decrease in accrued liabilities of $7.2 million, a decrease in accounts payable of $15.0 million, a decrease in prepaid expenses of $3.5 million, an increase in prepaid expenses-related parties of $10.7 million, an increase in notes payable-related parties of $2.2 million, an increase in accounts receivable-related parties of $1.9 million and an increase in accounts receivable of $351,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in long-term deferred revenue of $11.4 million, an increase in deferred revenue-related parties of $11.4 million, and increase in deferred revenue of $6.6 million and an increase in other long-term liabilities of $3.8 million.

   Net cash used in investing activities for the year ended January 31, 2002 was $3.3 million for the acquisition of property and equipment.

   Net cash provided by financing activities was $51.9 million for the year ended January 31, 2002. Of this amount, $3.0 million was used for payment of the Series A redeemable convertible preferred stock dividend and $796,000 was used for payment on a capital lease. We obtained $43.7 million, less cash financing expense of $3.6 million, of financing as proceeds from the issuance of convertible notes payable on August 28, 2001. We obtained $14.0 million, less cash financing expense of $175,000, for the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. on January 10, 2002. An additional $1.2 million of financing was obtained as proceeds from the issuance of common stock through our employee stock purchase plan, $503,000 from the issuance of common stock for stock options exercised and $205,000 of financing was obtained from the reduction of financing expenses related to the AOL Investment Agreement.

   We have commitments for future lease payments under facilities operating leases of $16.1 million and obligations under capital leases of $553,000 as of January 31, 2002. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

   Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

   The conversion price of our convertible notes will be reduced on August 23, 2002 if the conversion price is greater then the average closing price per share of our commons stock for the 10 consecutive trading days preceding August 23, 2002. In addition, the conversion price on the notes may be reduced if we issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. A reduced conversion price on the convertible notes would increase our interest expense

   Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

  .   to develop new or enhance existing services or products;

  .   to continue support of our customer call center;

  .   for advertising to educated consumers;

  .   to continue to support our existing efforts in the United Kingdom market;
      and

  .   for general corporate purposes.

   We believe that our cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months.

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

Factors That May Affect Future Operating Results

   In addition to the other information included in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business and future prospects:

   We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

   We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, we recognized revenues of $19.4 million, $989,000 and $3.6 million, respectively. As of January 31, 2002, we had an accumulated deficit of $459.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

   Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

   We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of January 31, 2002, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

   If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

   Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of calendar year 1999. We rely in part on our consumer electronics partners to manufacture, market, sell and support the personal video recorder that enables the TiVo Service. We also rely on the efforts of AT&T Broadband, DIRECTV and BSkyB to market, sell and support the TiVo Service to AT&T Broadband, DIRECTV and BSkyB subscribers. The ongoing marketing campaign requires, among other things, that we:

  . educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;

  . commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

  . coordinate our own sales, marketing and support activities with those of AT&T Broadband, DIRECTV, AOL and other strategic partners.

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

   The TiVo Service is enabled through the use of a personal video recorder made available by TiVo and a limited number of third parties. In addition, we rely on sole suppliers for a number of key components for the personal video recorders. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

   In addition, we face the following risks in relying on these third parties:

   If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services. We have manufactured a certain number of the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We have also entered and anticipate entering into agreements with consumer electronics partners to manufacture and distribute the personal video recorders that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our manufacturing partners to reach sufficient production volume of the personal video recorder to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays, product shortages, and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

   If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services. In addition to our efforts, our manufacturing partners distribute the personal video recorder that enables the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support the personal video recorder and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support the personal video recorder and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on AOL, AT&T Broadband, DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorder and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

   We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components and services used in the personal video recorders and the TiVo Service. For example:

  . NEC is the sole supplier of the CPU and application specific integrated circuit, semiconductor devices;

  . Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

  . ATMEL is the sole supplier of the secure microcontroller semiconductor device; and

  .   Tribune Media Services is the sole supplier of program guide data.

   In addition to the above, we have several sole suppliers for key components of our products currently under development.

   We cannot be sure that alternative sources for key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms. If our agreements or our manufacturing partners' agreements with Broadcom, ATMEL, NEC or Tribune Media Services were to terminate or expire, or if we or our manufacturing partners were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

   We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances.

   In fiscal year ending January 31, 2003, to transition to the Series2 platform, we will contract for the manufacture of certain Series2 personal video recorders with contract manufacturers. We will sell these units through Best Buy and AT&T Broadband, as well as through TiVo's own online sales efforts. As part of this effort, we expect to maintain some inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of TiVo's core business and our experience in these areas is limited. If TiVo fails to effectively oversee manufacturing process and manage inventory, TiVo may suffer from insufficient inventory to meet consumer demand or excess inventory.

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

   Our business is expanding and our failure to manage growth could disrupt our business and impair our ability to generate revenues.

   Since we began our business in August 1997, we have expanded our operations. We may need to adjust our headcount and infrastructure to allow us to pursue market opportunities. This growth in our subscriber base has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

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

   We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our billing and reporting. To manage the expected growth of our operations, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we replaced our accounting and billing system at the beginning of August 2000. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely impact our relationships with subscribers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could also result in errors in our financial and other reporting.

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

  .   audience measurement research,

  .   revenues from programmers; and

  .   electronic commerce.

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

   The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

   Companies offering similar products and services. We are likely to face intense direct competition from companies such as Microsoft, OpenTV, NDS, EchoStar Communications Corp., CacheVision, Keen Personal Media, Inc., Moxi Digital and SONICblue. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service's functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to UltimateTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV enables its subscribers to receive Microsoft's UltimateTV service. AOL Time Warner has made an investment in Moxi Digital. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

   Established competitors in the consumer electronics market. We compete with consumer electronic products in the television and home entertainment industry. The television and home entertainment industry is characterized by rapid technological innovation, a small number of dominant manufacturers and intense price competition. As a new product category, personal television enters a market that is crowded with several established products and services. The competition for consumer spending in the television and home entertainment market is intense, and our products and services compete with:

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

   From time to time, we receive letters form third parties alleging that we are infringing their intellectual property. If any of these third parties or others were to bring suit against us, our business could be harmed because intellectual property litigation may:

  .   be time-consuming and expensive;

  .   divert management's attention and resources away from our business;

  .   cause delays in product delivery and new service introduction;

  .   cause the cancellation of new products or services; or

  .   require us to pay significant royalties or licensing fees.

   The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right or our inability to design around an asserted patent or other right could cause our manufacturing partners to cease manufacturing the personal video recorder, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

   On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging willful and deliberate infringement of US Reissue Patent No. 36,801, entitled "Time Delayed Digital Video System Using Concurrent Recording and Playback." Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. TiVo's answer was filed on December 26, 2001.We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

   On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of US Patent No. 6,324,338 entitled "Video Data Recorder with Integrated Channel Guides." SONICblue seeks unspecified monetary damages as well as an injunction against our operations. TiVo's answer was filed on January 23, 2002. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

   On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of United States Patent No. 6,233,389, entitled "Multimedia Time Warping System," and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We have requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys' fees and costs. We could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

   On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the United States District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (United States Patent Nos. 5,590,195 ("Information Dissemination Using Various Transmission Modes") and 6,330,334 ("Method and System for Information Dissemination Using Television Signals")). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio's costs and expenses, including reasonable attorneys' fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

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

   Personal television and the delivery of television programming through the TiVo Service and a personal video recorder represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation or the enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the personal television market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

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

   Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products is very difficult, we have experienced that sales of personal video recorders and new subscriptions to the TiVo Service have been disproportionately high during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

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

   We have entered into agreements with our consumer electronic manufacturing partners to manufacture the personal video recorder that enables the TiVo Service. Although we intend to reduce subsidy payments in the future, in certain agreements we have agreed to pay our manufacturing partners a per-unit subsidy for each personal video recorder that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturing partners are unable to manufacture the personal video recorders at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. We are obligated to pay a portion of the subsidy when the personal video recorder is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service.

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

   If there is an adverse outcome in either class action litigation that has been filed against TiVo, our business may be harmed.

   On June 12, 2001, a securities class action lawsuit in which we and certain of our officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The TiVo defendants' time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. We believe that the defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

   The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through March 18, 2002, our common stock has closed between $71.50 per share and $3.01 per share, closing at $5.36 on March 18, 2002. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

   If shares of common stock are purchased in a transaction under the February 2002 common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., described above in Item 7 under the heading "Liquidity and Capital Resources," existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

   We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 3.0% and 5.4%, unless otherwise agreed to by us and Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the daily volume weighted average price of our common stock over the draw down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure on the price of our stock.

Risks Pertaining to Arthur Andersen--Our access to capital markets and timely financial reporting may be impaired if Arthur Andersen is unable to perform required audit-related services.
   On March 14, 2002, our independent public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely Securities and Exchange Commission filings could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the require representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us. As of the date hereof, our Audit Committee has not made any determination of which independent public accountant we will retain to perform our audit for the year ending January 31, 2003.

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

   The table below presents principal amounts and related weighted average interest rates as of January 31, 2002 for our cash and cash equivalents. We had no short-term investments at this time.

                     Cash and cash equivalents $52,327,000
                        Average interest rate.        3.57%

   In future quarters the price of our stock may reduce the conversion price on the convertible notes "Factors That May Affect Future Operating Results--If the conversion price on the notes were reduced, it would result in dilution to the existing holders of our common stock." In addition, a reduced conversion price on the convertible notes would increase the beneficial conversion calculation, thus increasing our interest expense.

   Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements and notes thereto appear on pages 58 to 91 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. "Selected Financial Data."

Index to Financial Statements

              Report of Independent Public Accountants....... 57
              Consolidated Balance Sheets.................... 58
              Consolidated Statements of Operations.......... 59
              Consolidated Statements of Stockholders' Equity 60
              Consolidated Statements of Cash Flows.......... 63
              Notes to Consolidated Financial Statements..... 65

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of TiVo Inc.:

   We have audited the accompanying consolidated balance sheets of TiVo Inc. (a Delaware corporation) as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended January 31, 2002, the one-month period ended January 31, 2001, and for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. as of January 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended January 31, 2002, the one-month period ended January 31, 2001 and for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

San Francisco, California
March 28, 2002

                                   TIVO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  January 31,  January 31,
                                                                     2002         2001
                                                                  ------------ ------------
                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................... $ 52,327,000 $124,474,000
   Restricted cash...............................................   51,735,000   50,104,000
   Accounts receivable, net of allowance for doubtful
    accounts of $23,000 and $201,000.............................    2,185,000    1,834,000
   Accounts receivable--related parties, net of allowance
    for doubtful accounts of zero and $62,000....................    6,687,000    4,816,000
   Prepaid expenses and other....................................    5,384,000    6,693,000
   Prepaid expenses and other--related parties...................    7,541,000    1,698,000
                                                                  ------------ ------------
     Total current assets........................................  125,859,000  189,619,000
LONG-TERM ASSETS
   Property and equipment, net of accumulated depreciation.......   18,146,000   21,924,000
   Prepaid expenses and other....................................    7,762,000           --
   Prepaid expenses and other--related parties...................    4,882,000           --
                                                                  ------------ ------------
     Total long-term assets......................................   30,790,000   21,924,000
                                                                  ------------ ------------
        Total assets............................................. $156,649,000 $211,543,000
                                                                  ============ ============
LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND
              STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
   CURRENT LIABILITIES
   Accounts payable.............................................. $  7,003,000 $ 21,971,000
   Accrued liabilities...........................................   12,618,000   19,863,000
   Accrued liabilities--related parties..........................   26,640,000   49,839,000
   Deferred interest income on restricted cash...................    3,735,000    2,104,000
   Notes payable--related parties................................    2,262,000           --
   Deferred revenue..............................................   12,786,000    6,210,000
   Deferred revenue--related parties.............................   11,427,000           --
   Current portion of obligations under capital lease............      536,000      796,000
                                                                  ------------ ------------
     Total current liabilities...................................   77,007,000  100,783,000
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series A Redeemable convertible preferred stock, par
    value $0.001:
    Issued and outstanding shares 1,600,000...................... $      2,000 $      2,000
   Additional paid-in capital....................................   46,553,000   46,553,000
                                                                  ------------ ------------
     Total current redeemable convertible preferred stock........   46,555,000   46,555,000
                                                                  ------------ ------------
        Total current liabilities and current redeemable
          convertible preferred stock............................  123,562,000  147,338,000
LIABILITIES
   LONG-TERM LIABILITIES
   Long-term portion of obligations under capital lease.......... $      2,000 $    538,000
   Convertible notes payable.....................................   24,280,000           --
   Convertible notes payable--related parties....................   12,453,000           --
   Deferred revenue..............................................   23,552,000   12,113,000
   Other.........................................................    5,021,000    1,217,000
                                                                  ------------ ------------
     Total long-term liabilities.................................   65,308,000   13,868,000
                                                                  ------------ ------------
        Total liabilities and current redeemable
          convertible preferred stock............................ $188,870,000 $161,206,000
                                                                  ============ ============

STOCKHOLDERS' EQUITY (DEFICIT)
   Series A Convertible preferred stock, par value
    $0.001: Authorized shares are 10,000,000 Issued and
    outstanding shares are 1,111,861.............................. $       1,000  $       1,000
   Common stock, par value $0.001: Authorized shares are
    150,000,000 Issued and outstanding shares are
    47,411,355 and 43,430,023.....................................        47,000         43,000
   Additional paid-in capital.....................................   444,502,000    406,294,000
   Deferred compensation..........................................    (1,099,000)    (2,786,000)
   Prepaid marketing expenses.....................................   (14,183,000)   (48,458,000)
   Note receivable................................................    (1,568,000)    (2,509,000)
   Accumulated deficit............................................  (459,921,000)  (302,248,000)
                                                                   -------------  -------------
     Total stockholders' equity (deficit).........................   (32,221,000)    50,337,000
                                                                   -------------  -------------
        Total liabilities, current redeemable convertible
          preferred stock and stockholders' equity (deficit)...... $ 156,649,000  $ 211,543,000
                                                                   =============  =============

 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             One-Month     One-Month
                                              Year Ended       Ended         Ended      Year Ended     Year Ended
                                              January 31,   January 31,   January 31,  December 31,   December 31,
                                                 2002          2001          2000          2000           1999
                                             -------------  ------------  -----------  -------------  ------------
                                                                          (unaudited)
Revenues
    Revenues................................ $  19,297,000  $    989,000  $   134,000  $   3,571,000  $    223,000
    Revenues--related parties...............       100,000            --           --             --            --
                                             -------------  ------------  -----------  -------------  ------------
Total revenues..............................    19,397,000       989,000      134,000      3,571,000       223,000
Costs and expenses
    Cost of revenues (excludes ($35,000),
     $9,000, $16,000, $141,000 and
     $116,000 of amortization of stock-
     based compensation)....................    19,888,000     1,710,000    1,204,000     18,382,000     4,067,000
    Cost of revenues--related parties.......        61,000            --           --             --            --
    Research and development (excludes
     $346,000, $37,000, $89,000,
     $791,000 and $431,000 of
     amortization of stock-based
     compensation)..........................    26,859,000     2,507,000    1,694,000     24,279,000     9,727,000
    Sales and marketing (excludes
     $556,000, $60,000, $78,000,
     $992,000 and $176,000 of
     amortization of stock-based
     compensation)..........................    28,509,000     7,884,000    3,532,000    102,091,000    24,502,000
    Sales and marketing--related parties....    75,832,000     6,632,000    2,225,000     53,604,000    15,172,000
    General and administrative (excludes
     $380,000, $69,000, $138,000,
     $1,191,000 and $807,000 of
     amortization of stock-based
     compensation)..........................    18,495,000     1,326,000      614,000     14,346,000     7,027,000
    Stock-based compensation................     1,247,000       175,000      321,000      3,115,000     1,530,000
    Other operating expense, net............            --            --           --             --     7,210,000
                                             -------------  ------------  -----------  -------------  ------------
Loss from operations........................  (151,494,000)  (19,245,000)  (9,456,000)  (212,246,000)  (69,012,000)
    Interest income.........................     2,163,000       672,000      721,000      7,928,000     2,913,000
    Interest expense and other..............    (2,681,000)      (17,000)     (29,000)      (522,000)     (466,000)
    Interest expense--related parties.......    (1,643,000)           --           --             --            --
                                             -------------  ------------  -----------  -------------  ------------
Loss before taxes...........................  (153,655,000)  (18,590,000)  (8,764,000)  (204,840,000)  (66,565,000)
Provision for income taxes..................    (1,000,000)           --           --             --            --
                                             -------------  ------------  -----------  -------------  ------------
Net loss....................................  (154,655,000)  (18,590,000)  (8,764,000)  (204,840,000)  (66,565,000)
Less: Series A redeemable convertible
 preferred stock dividend...................    (3,018,000)     (423,000)          --     (1,514,000)           --
                                             -------------  ------------  -----------  -------------  ------------
Net loss attributable to common
 stockholders............................... $(157,673,000) $(19,013,000) $(8,764,000) $(206,354,000) $(66,565,000)
                                             =============  ============  ===========  =============  ============
Net loss per common share basic and
 diluted.................................... $       (3.67) $      (0.47) $     (0.25) $       (5.55) $      (5.49)
                                             =============  ============  ===========  =============  ============
Weighted average common shares
 outstanding--basic and diluted.............    42,956,310    40,850,353   35,274,071     37,175,493    12,128,560
                                             =============  ============  ===========  =============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Convertible
                                                   Preferred Stock          Common Stock      Additional
                                             --------------------------  -------------------   Paid-In       Deferred
                                               Shares        Amount        Shares    Amount    Capital     Compensation
                                             -----------  -------------  ----------  ------- ------------  ------------
BALANCE, DECEMBER 31, 1998..................  11,174,427  $  12,242,000   5,216,937  $ 5,000 $    190,000  $        --
  Issuance of Series D preferred stock at
   $3.68 per share for cash.................   1,358,695      4,973,000          --       --           --           --
  Issuance of Series E preferred stock at
   $7.40 per share for cash.................     270,270      1,982,000          --       --           --           --
  Issuance of Series F preferred stock at
   $7.40 per share for cash.................     405,405      2,960,000          --       --           --           --
  Issuance of Series G preferred stock at
   $7.40 per share for cash.................   1,013,513      7,431,000          --       --           --           --
  Issuance of Series H preferred stock at
   $7.40 per share for cash.................   1,351,351      9,992,000          --       --           --           --
  Issuance of Series I preferred stock at
   $10.41 per share for cash................   3,121,994     31,494,000          --       --           --           --
  Issuance of Series J preferred stock at
   $10.41 per share for cash................   3,123,789     31,740,000          --       --           --           --
  Conversion of preferred stock to
   common stock............................. (21,819,444)  (102,814,000) 21,819,444   22,000  102,792,000           --
  Issuance of preferred stock warrants for
   services.................................          --             --          --       --   12,828,000           --
  Issuance of common stock through
   initial public offering, net of issuance
   costs....................................          --             --   6,166,875    6,000   90,249,000           --
  Issuance of common stock for marketing
   services.................................          --             --   1,852,329    2,000   12,038,000           --
  Issuance of common stock for marketing
   services and note receivable.............          --             --   1,128,867    1,000    7,336,000           --
  Issuance of common stock warrants for
   services.................................          --             --          --       --      498,000           --
  Exercise of stock options for common
   stock....................................          --             --     525,064    1,000    1,191,000           --
  Exercise of warrants for common stock.....          --             --   1,125,234    1,000       (1,000)          --
  Common stock exchanged for services.......          --             --     137,983       --      605,000           --
  Common stock repurchases..................          --             --    (226,342)      --      (28,000)          --
  Amortization of prepaid marketing
   expenses.................................          --             --          --       --           --           --
  Amortization of warrants for services.....          --             --          --       --       25,000           --
  Recognition of deferred compensation......          --             --          --       --    7,700,000   (7,700,000)
  Stock-based compensation expense..........          --             --          --       --           --    1,530,000
  Net loss..................................          --             --          --       --           --           --
                                             -----------  -------------  ----------  ------- ------------  -----------

                                               Prepaid
                                              Marketing       Note        Retained
                                               Expense     Receivable     Deficit        Total
                                             ------------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1998.................. $         --  $        --  $(10,316,000) $  2,121,000
  Issuance of Series D preferred stock at
   $3.68 per share for cash.................           --           --            --     4,973,000
  Issuance of Series E preferred stock at
   $7.40 per share for cash.................           --           --            --     1,982,000
  Issuance of Series F preferred stock at
   $7.40 per share for cash.................           --           --            --     2,960,000
  Issuance of Series G preferred stock at
   $7.40 per share for cash.................           --           --            --     7,431,000
  Issuance of Series H preferred stock at
   $7.40 per share for cash.................           --           --            --     9,992,000
  Issuance of Series I preferred stock at
   $10.41 per share for cash................           --           --            --    31,494,000
  Issuance of Series J preferred stock at
   $10.41 per share for cash................           --           --            --    31,740,000
  Conversion of preferred stock to
   common stock.............................           --           --            --            --
  Issuance of preferred stock warrants for
   services.................................  (12,454,000)          --            --       374,000
  Issuance of common stock through
   initial public offering, net of issuance
   costs....................................           --           --            --    90,255,000
  Issuance of common stock for marketing
   services.................................  (12,040,000)          --            --            --
  Issuance of common stock for marketing
   services and note receivable.............   (4,515,000)  (2,822,000)           --            --
  Issuance of common stock warrants for
   services.................................           --           --            --       498,000
  Exercise of stock options for common
   stock....................................           --           --            --     1,192,000
  Exercise of warrants for common stock.....           --           --            --            --
  Common stock exchanged for services.......           --           --            --       605,000
  Common stock repurchases..................           --           --            --       (28,000)
  Amortization of prepaid marketing
   expenses.................................   12,668,000           --            --    12,668,000
  Amortization of warrants for services.....           --           --            --        25,000
  Recognition of deferred compensation......           --           --            --            --
  Stock-based compensation expense..........           --           --            --     1,530,000
  Net loss..................................           --           --   (66,565,000)  (66,565,000)
                                             ------------  -----------  ------------  ------------

                                   TIVO INC.

                                                    Convertible
                                                  Preferred Stock     Common Stock      Additional                  Prepaid
                                                  ---------------- -------------------   Paid-In       Deferred    Marketing
                                                   Shares   Amount   Shares    Amount    Capital     Compensation   Expense
                                                  --------- ------ ----------  ------- ------------  ------------ ------------
BALANCE, DECEMBER 31, 1999.......................        -- $   -- 37,746,391  $38,000 $235,423,000  $(6,170,000) $(16,341,000)
  Series A redeemable convertible preferred
   stock dividend, $0.56 per share...............        --     --         --       --           --           --            --
  Issuance of common stock for cash and
   prepaid marketing.............................        --     --  4,327,833    4,000   99,996,000           --    (8,500,000)
  Issuance costs for common stock................        --     --         --       --   (3,050,000)          --            --
  Recognition of marketing expenses..............        --     --         --       --           --           --     3,888,000
  Issuance of warrants for marketing expenses....        --     --         --       --      246,000           --            --
  Issuance of common stock warrants for
   prepaid marketing expenses....................        --     --         --       --   15,364,000           --   (15,364,000)
  Issuance of common stock--employee stock
   purchase plan.................................        --     --    177,907       --    2,185,000           --            --
  Exercise of stock options for common stock.....        --     --    395,465       --    1,110,000           --            --
  Common stock repurchases.......................        --     --    (50,066)      --       (4,000)          --            --
  Reversal of deferred compensation..............        --     --         --       --      (83,000)      83,000            --
  Stock-based compensation expense...............        --     --         --       --           --    3,115,000            --
  Amortization of prepaid marketing expenses.....        --     --         --       --           --           --     7,160,000
  Amortization of note receivable................        --     --         --       --           --           --            --
  Amortization of warrants.......................        --     --         --       --      (36,000)          --     1,607,000
  Net loss.......................................        --     --         --       --           --           --            --
                                                  --------- ------ ----------  ------- ------------  -----------  ------------
BALANCE, DECEMBER 31, 2000.......................        -- $   -- 42,597,530  $42,000 $351,151,000  $(2,972,000) $(27,550,000)
  Series A redeemable convertible preferred
   stock dividend declared, $0.16 per share......        --     --         --       --           --           --            --
  Removal of redemption feature--Series A
   convertible preferred stock................... 1,111,861  1,000         --       --   32,351,000           --            --
  Removal of redemption feature--common
   stock.........................................        --     --    806,889    1,000   18,082,000           --            --
  Exercise of stock options for common stock.....        --     --     25,604       --       21,000           --            --
  Issuance of common stock warrants for
   marketing expenses............................        --     --         --       --       76,000           --            --
  Repricing of common stock warrants for
   prepaid marketing expenses and other
   consideration.................................        --     --         --       --    4,874,000           --    (4,874,000)
  Recognition of prepaid marketing expenses......        --     --         --       --           --           --   (18,502,000)
  Amortization of value of warrants..............        --     --         --       --           --           --       453,000
  Amortization of prepaid marketing expenses.....        --     --         --       --           --           --       627,000
  Recognition of marketing expenses..............        --     --         --       --           --           --     1,388,000
  Reversal of deferred compensation..............        --     --         --       --      (11,000)      11,000            --
  Recognition of stock-based compensation
   expense.......................................        --     --         --       --           --      175,000            --
  Amortization of note receivable................        --     --         --       --           --           --            --
  Issuance costs for convertible preferred stock
   and common stock..............................        --     --         --       --     (250,000)          --            --
  Net loss.......................................        --     --         --       --           --           --            --
                                                  --------- ------ ----------  ------- ------------  -----------  ------------


                                                     Note        Retained
                                                  Receivable     Deficit          Total
                                                  -----------  -------------  -------------
BALANCE, DECEMBER 31, 1999....................... $(2,822,000) $ (76,881,000) $(133,247,000)
  Series A redeemable convertible preferred
   stock dividend, $0.56 per share...............          --     (1,514,000)    (1,514,000)
  Issuance of common stock for cash and
   prepaid marketing.............................          --             --     91,500,000
  Issuance costs for common stock................          --             --     (3,050,000)
  Recognition of marketing expenses..............          --             --      3,888,000
  Issuance of warrants for marketing expenses....          --             --        246,000
  Issuance of common stock warrants for
   prepaid marketing expenses....................          --             --             --
  Issuance of common stock--employee stock
   purchase plan.................................          --             --      2,185,000
  Exercise of stock options for common stock.....          --             --      1,110,000
  Common stock repurchases.......................          --             --         (4,000)
  Reversal of deferred compensation..............          --             --             --
  Stock-based compensation expense...............          --             --      3,115,000
  Amortization of prepaid marketing expenses.....          --             --      7,160,000
  Amortization of note receivable................     235,000             --        235,000
  Amortization of warrants.......................          --             --      1,571,000
  Net loss.......................................          --   (204,840,000)  (204,840,000)
                                                  -----------  -------------  -------------
BALANCE, DECEMBER 31, 2000....................... $(2,587,000) $(283,235,000) $  34,849,000
  Series A redeemable convertible preferred
   stock dividend declared, $0.16 per share......          --       (423,000)      (423,000)
  Removal of redemption feature--Series A
   convertible preferred stock...................          --             --     32,352,000
  Removal of redemption feature--common
   stock.........................................          --             --     18,083,000
  Exercise of stock options for common stock.....          --             --         21,000
  Issuance of common stock warrants for
   marketing expenses............................          --             --         76,000
  Repricing of common stock warrants for
   prepaid marketing expenses and other
   consideration.................................          --             --             --
  Recognition of prepaid marketing expenses......                               (18,502,000)
  Amortization of value of warrants..............          --             --        453,000
  Amortization of prepaid marketing expenses.....          --             --        627,000
  Recognition of marketing expenses..............          --             --      1,388,000
  Reversal of deferred compensation..............          --             --             --
  Recognition of stock-based compensation
   expense.......................................          --             --        175,000
  Amortization of note receivable................      78,000             --         78,000
  Issuance costs for convertible preferred stock
   and common stock..............................          --             --       (250,000)
  Net loss.......................................          --    (18,590,000)   (18,590,000)
                                                  -----------  -------------  -------------

                                   TIVO INC.

                                                    Convertible
                                                  Preferred Stock     Common Stock      Additional                  Prepaid
                                                  ---------------- -------------------   Paid-In       Deferred    Marketing
                                                   Shares   Amount   Shares    Amount    Capital     Compensation   Expense
                                                  --------- ------ ----------  ------- ------------  ------------ ------------
BALANCE, JANUARY 31, 2001........................ 1,111,861 $1,000 43,430,023  $43,000 $406,294,000  $(2,786,000) $(48,458,000)
  Series A redeemable convertible preferred
   stock dividend declared, $1.11 per share......        --     --         --       --           --           --            --
  Issuance of common stock for cash, net of
   issuance costs................................        --     --  2,147,239    2,000   13,823,000           --            --
  Adjustment to reduce financing expenses
   accrued in prior year.........................        --     --         --       --      205,000           --            --
  Recognition of marketing expenses--related
   party.........................................        --     --         --       --           --           --    21,726,000
  Issuance of common stock warrants for
   marketing expenses............................        --     --         --       --       85,000           --            --
  Issuance of common stock--employee stock
   purchase plan.................................        --     --    313,482       --    1,206,000           --            --
  Exercise of stock options for common stock.....        --     --    202,073       --      503,000           --            --
  Common stock repurchases.......................        --     --    (57,608)      --      (61,000)          --            --
  Reversal of deferred compensation..............        --     --         --       --     (440,000)     440,000            --
  Recognition of stock-based compensation
   expense.......................................        --     --         --       --           --    1,247,000            --
  Amortization of prepaid marketing expenses.....        --     --         --       --           --           --     5,351,000
  Amortization of note receivable................        --     --         --       --           --           --            --
  Amortization of value of warrants--related
   parties.......................................        --     --         --       --           --           --     7,198,000
  Conversion of notes payable....................        --     --  1,376,146    2,000    6,169,000           --            --
  Issuance costs for common stock issued for
   conversion of notes payable...................        --     --         --       --   (1,764,000)          --            --
  Issuance of warrants to convertible
   noteholders...................................        --     --         --       --    9,608,000           --            --
  Issuance of warrants to investment bankers for
   convertible notes payable.....................        --     --         --       --      552,000           --            --
  Amount of beneficial conversion of convertible
   notes payable.................................        --     --         --       --    8,322,000           --            --
  Net loss.......................................        --     --         --       --           --           --            --
                                                  --------- ------ ----------  ------- ------------  -----------  ------------
BALANCE, JANUARY 31, 2002........................ 1,111,861 $1,000 47,411,355  $47,000 $444,502,000  $(1,099,000) $(14,183,000)
                                                  ========= ====== ==========  ======= ============  ===========  ============


                                                     Note        Retained
                                                  Receivable     Deficit          Total
                                                  -----------  -------------  -------------
BALANCE, JANUARY 31, 2001........................ $(2,509,000) $(302,248,000) $  50,337,000
  Series A redeemable convertible preferred
   stock dividend declared, $1.11 per share......          --     (3,018,000)    (3,018,000)
  Issuance of common stock for cash, net of
   issuance costs................................          --             --     13,825,000
  Adjustment to reduce financing expenses
   accrued in prior year.........................          --             --        205,000
  Recognition of marketing expenses--related
   party.........................................          --             --     21,726,000
  Issuance of common stock warrants for
   marketing expenses............................          --             --         85,000
  Issuance of common stock--employee stock
   purchase plan.................................          --             --      1,206,000
  Exercise of stock options for common stock.....          --             --        503,000
  Common stock repurchases.......................          --             --        (61,000)
  Reversal of deferred compensation..............          --             --             --
  Recognition of stock-based compensation
   expense.......................................          --             --      1,247,000
  Amortization of prepaid marketing expenses.....          --             --      5,351,000
  Amortization of note receivable................     941,000             --        941,000
  Amortization of value of warrants--related
   parties.......................................          --             --      7,198,000
  Conversion of notes payable....................          --             --      6,171,000
  Issuance costs for common stock issued for
   conversion of notes payable...................          --             --     (1,764,000)
  Issuance of warrants to convertible
   noteholders...................................          --             --      9,608,000
  Issuance of warrants to investment bankers for
   convertible notes payable.....................          --             --        552,000
  Amount of beneficial conversion of convertible
   notes payable.................................          --             --      8,322,000
  Net loss.......................................          --   (154,655,000)  (154,655,000)
                                                  -----------  -------------  -------------
BALANCE, JANUARY 31, 2002........................ $(1,568,000) $(459,921,000) $ (32,221,000)
                                                  ===========  =============  =============

       The accompanying notes are an integral part of these statements.

                                   TIVO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   One-Month     One-Month
                                                                    Year Ended       Ended         Ended       Year Ended
                                                                    January 31,   January 31,   January 31,   December 31,
                                                                       2002          2001          2000           2000
                                                                   -------------  ------------  ------------  -------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................ $(154,655,000) $(18,590,000) $ (8,764,000) $(204,840,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..................................     7,040,000       506,000       104,000      3,476,000
   Issuance of preferred stock warrants for services..............            --            --            --             --
   Issuance of common stock warrants for services.................        85,000        76,000            --        246,000
   Common stock exchanged for services............................            --            --            --             --
   Amortization of discount on debt...............................       762,000            --            --             --
   Amortization of prepaid marketing expenses.....................     5,351,000       627,000       186,000      7,160,000
   Amortization of deferred financing costs--issuance cost........       283,000            --            --             --
   Amortization of deferred financing costs--warrants.............        44,000            --            --             --
   Amortization of beneficial conversion..........................       414,000            --            --             --
   Marketing costs paid in debt...................................     8,100,000            --            --             --
   Amortization of warrants issued for services...................     7,198,000       453,000       115,000      1,571,000
   Recognition of prepaid marketing expense.......................    21,726,000     1,388,000            --      3,888,000
   Stock-based compensation expense...............................     1,247,000       175,000       322,000      3,115,000
   Amortization of note receivable................................       941,000        78,000            --        235,000
   Changes in assets and liabilities:
    Accounts receivable...........................................      (351,000)      264,000       (63,000)    (1,909,000)
    Accounts receivable--related parties..........................    (1,871,000)     (623,000)      100,000     (4,045,000)
    Prepaid expenses and other....................................     3,479,000   (17,800,000)   (1,552,000)    (6,504,000)
    Prepaid expenses and other--related parties...................    (5,843,000)           --            --             --
    Prepaid expenses and other--related parties, long-term........    (4,882,000)           --            --             --
    Accounts payable..............................................   (14,968,000)    1,953,000     1,780,000     11,586,000
    Accrued liabilities...........................................    (7,245,000)     (127,000)    1,058,000     15,212,000
    Accrued liabilities--related parties..........................   (23,199,000)    5,992,000     2,072,000     41,498,000
    Notes payable--related parties, short-term....................     2,262,000            --            --             --
    Deferred revenue..............................................     6,576,000       850,000       520,000      3,089,000
    Deferred revenue--related parties.............................    11,427,000            --            --             --
    Long-term deferred revenue....................................    11,439,000     1,100,000            --     11,013,000
    Other long-term liabilities...................................     3,804,000        30,000            --      1,187,000
                                                                   -------------  ------------  ------------  -------------
      Net cash used in operating activities.......................  (120,836,000)  (23,648,000)   (4,122,000)  (114,022,000)
                                                                   -------------  ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net......................    (3,262,000)     (758,000)   (1,639,000)   (21,087,000)
  Sale (purchase) of short-term investments, net..................            --            --     3,530,000      6,168,000
                                                                   -------------  ------------  ------------  -------------
      Net cash provided by (used in) investing activities.........    (3,262,000)     (758,000)    1,891,000    (14,919,000)
                                                                   -------------  ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock..........................    14,000,000            --            --    100,000,000
  Payment of issuance costs for common stock......................      (175,000)           --            --             --
  Cash proceeds from issuance of convertible notes payable........    36,750,000            --            --             --
  Cash proceeds from issuance of convertible notes payable--
   related party..................................................     6,900,000            --            --             --
  Payment of issuance costs for convertible notes payable.........    (3,563,000)           --            --             --
  Proceeds from issuance of convertible preferred stock, net of
   issuance costs.................................................            --            --            --             --
  Proceeds from issuance of common stock through initial public
   offering, net of issuance costs................................            --            --            --             --
  Payment of issuance costs for redeemable convertible preferred
   stock, redeemable common stock and common stock................            --      (250,000)           --     (6,606,000)
  Proceeds from release of restricted cash........................            --    43,500,000            --             --
  Proceeds from issuance of common stock--employee stock
   purchase plan..................................................     1,206,000            --            --      2,185,000
  Proceeds from exercise of common stock options..................       503,000        21,000        14,000      1,110,000
  Series A redeemable convertible preferred stock dividend........    (3,018,000)     (423,000)           --     (1,514,000)
  Repurchase of common stock......................................       (61,000)           --            --         (4,000)
  Reduction of financing expenses from prior year                        205,000            --            --             --
  Net (payments) borrowings under capital lease...................      (796,000)      (64,000)      188,000       (367,000)
  Decrease in bank overdraft......................................            --            --            --             --
                                                                   -------------  ------------  ------------  -------------
      Net cash provided by financing activities...................    51,951,000    42,784,000       202,000     95,350,000
                                                                   -------------  ------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................................   (72,147,000)   18,378,000    (2,029,000)   (33,591,000)
                                                                   -------------  ------------  ------------  -------------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period..................................   124,474,000   106,096,000   139,687,000    139,687,000
                                                                   -------------  ------------  ------------  -------------
  Balance at end of period........................................ $  52,327,000  $124,474,000  $137,658,000  $ 106,096,000
                                                                   =============  ============  ============  =============

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................ $(66,565,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..................................      661,000
   Issuance of preferred stock warrants for services..............      374,000
   Issuance of common stock warrants for services.................      498,000
   Common stock exchanged for services............................      605,000
   Amortization of discount on debt...............................           --
   Amortization of prepaid marketing expenses.....................   12,668,000
   Amortization of deferred financing costs--issuance cost........           --
   Amortization of deferred financing costs--warrants.............           --
   Amortization of beneficial conversion..........................           --
   Marketing costs paid in debt...................................           --
   Amortization of warrants issued for services...................      110,000
   Recognition of prepaid marketing expense.......................           --
   Stock-based compensation expense...............................    1,530,000
   Amortization of note receivable................................           --
   Changes in assets and liabilities:
    Accounts receivable...........................................     (337,000)
    Accounts receivable--related parties..........................           --
    Prepaid expenses and other....................................   (2,335,000)
    Prepaid expenses and other--related parties...................           --
    Prepaid expenses and other--related parties, long-term........           --
    Accounts payable..............................................    8,127,000
    Accrued liabilities...........................................    4,103,000
    Accrued liabilities--related parties..........................    2,349,000
    Notes payable--related parties, short-term....................           --
    Deferred revenue..............................................    2,271,000
    Deferred revenue--related parties.............................           --
    Long-term deferred revenue....................................           --
    Other long-term liabilities...................................           --
                                                                   ------------
      Net cash used in operating activities.......................  (35,941,000)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net......................   (3,930,000)
  Sale (purchase) of short-term investments, net..................   (6,004,000)
                                                                   ------------
      Net cash provided by (used in) investing activities.........   (9,934,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock..........................           --
  Payment of issuance costs for common stock......................           --
  Cash proceeds from issuance of convertible notes payable........           --
  Cash proceeds from issuance of convertible notes payable--
   related party..................................................           --
  Payment of issuance costs for convertible notes payable.........           --
  Proceeds from issuance of convertible preferred stock, net of
   issuance costs.................................................   90,572,000
  Proceeds from issuance of common stock through initial public
   offering, net of issuance costs................................   90,255,000
  Payment of issuance costs for redeemable convertible preferred
   stock, redeemable common stock and common stock................           --
  Proceeds from release of restricted cash........................           --
  Proceeds from issuance of common stock--employee stock
   purchase plan..................................................           --
  Proceeds from exercise of common stock options..................    1,192,000
  Series A redeemable convertible preferred stock dividend........           --
  Repurchase of common stock......................................      (28,000)
  Reduction of financing expenses from prior year                            --
  Net (payments) borrowings under capital lease...................    1,765,000
  Decrease in bank overdraft......................................     (442,000)
                                                                   ------------
      Net cash provided by financing activities...................  183,314,000
                                                                   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................................  137,439,000
                                                                   ------------
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period..................................    2,248,000
                                                                   ------------
  Balance at end of period........................................ $139,687,000
                                                                   ============

                                   TIVO INC.

                                                                            One-Month     One-Month
                                                              Year Ended      Ended         Ended     Year Ended    Year Ended
                                                              January 31,  January 31,   January 31, December 31,  December 31,
                                                                 2002         2001          2000         2000          1999
                                                              -----------  ------------  ----------- ------------  ------------
                                                                                         (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 AND NON-CASH OPERATING INFORMATION
  Cash paid for interest..................................... $(1,075,000) $    (11,000)  $(11,000)  $   (117,000) $   (41,000)
  Cash paid for interest-related parties.....................  (1,643,000)           --         --             --           --
  (Recognition) reversal of deferred stock-based
   compensation..............................................     440,000        10,000     63,000         83,000   (7,700,000)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED
 CASH AND OTHER NON-CASH FINANCING
 INFORMATION
  Restricted cash received from issuance of Series A
   redeemable convertible preferred stock....................          --            --         --     81,356,000           --
  Restricted cash received from issuance of redeemable
   common stock..............................................          --            --         --     18,644,000           --
  Restricted cash used for prepaid marketing expenses........          --            --         --     (8,500,000)          --
  Restricted cash released to cash in connection with Second
   Amendment to AOL Investment Agreement.....................          --   (43,500,000)        --             --           --
  Deferred interest income on restricted cash................   1,631,000       438,000         --      1,666,000           --
  Discount on issuance of convertible notes payable..........   9,608,000            --         --             --           --
  Beneficial conversion related to convertible notes
   payable...................................................  (8,322,000)           --         --             --           --
  Conversion of non-cash financing expenses and beneficial
   conversion related to converted notes payable.............   1,270,000            --         --             --           --
  Issuance of warrants--non-cash financing expenses..........    (552,000)           --         --             --           --
  Issuance of common stock warrants for prepaid marketing
   expenses..................................................          --            --         --    (15,364,000)          --
  Issuance of Series A convertible preferred stock for
   Series A redeemable preferred stock and releas of
   restricted cash...........................................          --   (33,356,000)        --             --           --
  Issuance of common stock for redeemable common stock
   and release of restricted cash............................          --   (18,644,000)        --             --           --
  Incremental value of re-priced common stock warrants.......          --     4,874,000         --             --           --
  Stock issued for a note receivable.........................          --            --         --             --    2,822,000
  Equipment acquired under capital lease.....................          --            --         --        367,000    1,978,000


 The accompanying notes are an integral part of these consolidated statements.

                                   TIVO INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

   TiVo Inc. (the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001 the Company formed a new subsidiary TiVo International, Inc., also a Delaware corporation. The Company has developed a subscription-based personal television service (the "TiVo Service") that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The TiVo Service relies on three key components: the personal video recorder, the TiVo remote control and the TiVo Broadcast Center. The Company conducts its operations through one reportable segment.

   The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of January 31, 2002, TiVo had an accumulated deficit of $459.9 million. The Company believes that its cash and cash equivalents, will be sufficient to fund its operations for at least the next 12 months.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Change of Year End

   On February 1, 2001, the Company announced a fiscal year end change from December 31 to January 31. The consolidated financial statements display data as of and for the fiscal year ended January 31, 2002, the one-month transition periods ended January 31, 2001 and 2000, and calendar years ended December 31, 2000 and 1999, respectively.

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

                                   TIVO INC.

Restricted Cash

   Restricted cash represents funds restricted under the terms of the Investment Agreement between America Online, Inc. ("AOL") and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the "Investment Agreement"). (see Note 9).

Accounts Receivable--Related Parties

   Accounts Receivable--related parties consist of amounts owed to the Company from the Company's strategic partners such as DIRECTV, Inc. ("DIRECTV"), Philips Business Electronics B.V. ("Philips"), Quantum Corporation ("Quantum") and Sony Corporation of America ("Sony"). These receivables are comprised of subscription revenue collected from subscribers on the Company's behalf, volume discounts and amounts owed for reimbursement of a portion of the Company's development costs.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

         Furniture and fixtures.......                        3-5 years
         Computer and office equipment                        3-5 years
         Lab equipment................                          3 years
         Leasehold improvements....... 7 years or the life of the lease
         Capitalized software.........                        1-5 years

   Maintenance and repair expenditures are expensed as incurred.

Other Long-Term Liabilities

   Other long-term liabilities consist primarily of rent of $4.1 million resulting from the recognition of a rent liability and related expense for the Company's vacant facility. The Company estimated given the current real estate market conditions that it would take approximately 12 months to sublease the vacant facility in Alviso, California and that the sublease income would be significantly lower than the current monthly rent payment.

Revenue and Deferred Revenue Recognition

   The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its service obligations and received customer acceptance, or are otherwise released from its service obligation or customer acceptance obligations.

   Monthly and annual subscription fees are recognized over the period benefited. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company's best estimate of the useful life of the personal video recorder. If the estimated useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than the Company's current policy. The deferred revenue balance consists of subscription fees collected, for which service has not yet been provided.

                                   TIVO INC.

   Non-subscription revenue and engineering professional services revenue are generally recognized upon performance of the services.

   The Company recognizes revenue under its technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant's Statement of Position, 97-2, "Software Revenue Recognition" ("SAP-97-2"). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence ("VSOE") is required for all undelivered elements in order to recognize license revenue. The Company has not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. The Company intends to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or TiVo's work effort.

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

Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expenses were $41.9 million for the year ended January 31, 2002 including expenses related to a portion of the AOL, NBC and Discovery media insertion orders which are classified as sales and marketing--related parties expense. Advertising expenses were $3.2 million for the one-month transition period ended January 31, 2001, $58.4 million for the year ended December 31, 2000 and $30,000 for the year ended December 31, 1999.

Stock-Based Compensation and Stock Exchanged for Services

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $1.2 million for the year ended January 31, 2002. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                   TIVO INC.

   The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

Other Operating Expense, Net

   Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company's direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 were classified as other operating expense, net. Other operating expense, net is considered incidental to the Company's business and was recognized upon shipment to the customer. The Company records a provision for estimated warranty costs and returns at the time of sale.

Income Taxes

   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the rate change occurs. Valuation allowances have been established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

Net Loss Per Common Share

   Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding. Shares used in the computation of the fiscal year ended January 31, 2002, net loss per share amount exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 7), common shares issuable upon conversion of Convertible Notes Payable (see Note 10), and any unvested, repurchasable common stock issued under the employee stock option plans (see Note 8).

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

                                            January 31, January 31, December 31, December 31,
                                            ----------- ----------- ------------ ------------
                                               2002        2001         2000         1999
                                            ----------- ----------- ------------ ------------
Series A redeemable convertible preferred
  stock....................................  1,600,000   1,600,000    2,711,861          --
Series A convertible preferred stock.......  1,111,861   1,111,861           --          --
Redeemable common stock....................         --          --      806,889          --
Repurchasable common stock, related parties         --   1,128,867    1,128,867   1,128,867
Repurchasable common stock.................    627,880   1,060,849    1,103,736   1,364,366
Number of common shares issuable for
  convertible notes payable................  8,119,266          --           --          --
Options to purchase common stock........... 10,634,966   7,397,307    7,425,698   4,346,522
Warrants to purchase common stock..........  8,539,812   2,694,861    2,649,380          --
                                            ----------  ----------   ----------   ---------
       Total............................... 30,633,785  14,993,745   15,826,431   6,839,755
                                            ==========  ==========   ==========   =========

Comprehensive Income

   The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Loss is the same as the net loss for all periods presented

Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

   Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company's customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as subscription revenue is primarily obtained through credit card sales. The reserves for doubtful accounts at January 31, 2002 were $23,000 and zero for accounts receivable and accounts receivable--related parties, respectively. The Company does not consider credit risk associated with accounts receivable--related parties (DIRECTV, Philips, Sony, AOL and Quantum) to be significant.

                                   TIVO INC.

3.  PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consists of the following:

                                                 January 31,
                                          -------------------------
                                              2002         2001
                                          ------------  -----------
            Furniture and fixtures....... $  3,462,000  $ 3,397,000
            Computer and office equipment   12,584,000   11,049,000
            Lab equipment................    1,140,000    1,125,000
            Leasehold improvements.......    5,669,000    6,060,000
            Capitalized software.........    7,144,000    5,106,000
                                          ------------  -----------
            Total property and equipment.   29,999,000   26,737,000
            Accumulated depreciation.....  (11,853,000)  (4,813,000)
                                          ------------  -----------
            Property and equipment, net.. $ 18,146,000  $21,924,000
                                          ============  ===========

   Equipment under capital leases was $2.3 million at January 31, 2002 and 2001. Depreciation and amortization expense was $7.0 million, $501,000, $3.6 million and $661,000 for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and 2000, and for the calendar years ended December 31, 2000 and December 31, 1999, respectively.

4.  ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                   January 31,
                                             -----------------------
                                                2002        2001
                                             ----------- -----------
           Marketing and promotions......... $ 5,393,000 $14,843,000
           Compensation and vacation........   2,771,000   1,506,000
           Legal and accounting.............   1,038,000     713,000
           Accrued facilities expenses......   1,019,000          --
           Convertible debt interest expense     887,000          --
           Prepaid rent from tenant.........     671,000     669,000
           Employee stock purchase plan.....     332,000     629,000
           Consulting and outside services..     507,000     575,000
           Telecommunications and utilities.          --     691,000
           Other............................          --     237,000
                                             ----------- -----------
                                             $12,618,000 $19,863,000
                                             =========== ===========

5.  LEGAL MATTERS

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

                                   TIVO INC.

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

   On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the Company defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company's initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of the Company's common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the Company's initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company's common stock in the initial public offering and the after-market. The complaint also alleges that the Company defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The Company defendants' time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the Company defendants intend to move to dismiss the consolidated complaint for failure to state a claim.

   On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California's Consumers' Legal Remedies Act, California's Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that the Company knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys' fees and other costs. The complaint additionally seeks broad equitable relief, requesting that the Company be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. The Company filed its answer to the complaint on October 19, 2001. Discovery, through which the Company would seek to investigate the plaintiff's claims, has not commenced. Based on the information available, the Company is unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable.

   On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging willful and deliberate infringement of US Reissue Patent No. 36,801, entitled "Time Delayed Digital Video System Using Concurrent Recording and Playback." Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys' fees and costs. TiVo's answer was filed on December 26, 2001.

   On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of US Patent No. 6,324,338 entitled "Video Data Recorder with Integrated Channel Guides." SONICblue seeks unspecified monetary damages as well as an injunction against our operations. TiVo's answer was filed on January 23, 2002.

                                   TIVO INC.

   On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of United States Patent No. 6,233,389, entitled "Multimedia Time Warping System," and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We have requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys' fees and costs.

   On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the United States District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (United States Patent Nos. 5,590,195 ("Information Dissemination Using Various Transmission Modes") and 6,330,334 ("Method and System for Information Dissemination Using Television Signals")). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio's costs and expenses, including reasonable attorneys' fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties.

   The Company believes it has meritorious defenses and intend to defend all of the above actions vigorously; however, the Company could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, the Company's business could be harmed.

6.  INCOME TAXES

   Under the Sony license agreements, the Company incurred $1.0 million in withholding taxes to the government of Japan. This payment of this withholding tax generates a deferred tax asset. However, as the Company's ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $1.0 million has been accounted for as a provision for income tax. There was no provision or benefit for income taxes for the one-month transition period ended January 31, 2001, or for the calendar years ended December 31, 2000 and 1999. Significant components of deferred tax assets were as follows as of January 31, 2002:

             Net operating loss carryforwards....... $ 142,822,000
             Tax credit carryforwards...............     6,432,000
             Temporary differences..................
                Deferred revenue....................    15,973,000
                Deferred marketing..................    11,006,000
                Other...............................     3,157,000
                                                     -------------
                    Total Temporary differences.....    30,136,000
                Gross deferred tax assets...........   179,390,000
             Valuation allowance....................  (179,390,000)
                                                     -------------
                Net deferred tax assets............. $          --
                                                     =============

   As of January 31, 2002, the Company had a tax net operating loss (NOL) carryforward of approximately $370.1 million for federal and $231.2 million for California purposes. The federal NOL and tax credits expires beginning in 2017, and the California NOL and tax credits expires beginning in 2005. A significant change in

                                   TIVO INC.

ownership of the Company may limit the Company's ability to utilize these NOL carryforwards. SFAS No. 109 requires that the tax benefit of such NOL be recorded as an asset. A valuation allowance for the entire amount has been provided because of uncertainties about the Company's ability to realize the value of the deferred tax assets.

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND
   STOCKHOLDERS' EQUITY

Common Stock

   During the year ended January 31, 2002, the Company issued 2,147,239 shares of common stock as a result of the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. Additionally, the Company issued 202,073 shares of common stock as a result of the exercise of stock options.

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

Redeemable Convertible Preferred Stock

   In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock for $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. See Note 9 for a description of Series A redeemable convertible preferred stock issued to AOL.

   On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock subject to redemption. These shares are now classified as convertible preferred stock. As of January 31, 2002 there were 1,600,000 shares of current redeemable convertible preferred stock outstanding.

                                   TIVO INC.

   The following table summarizes the activity related to redeemable convertible preferred stock and common stock subject to redemption for the fiscal year ended January 31, 2002, one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000:

                                                                Redeemable
                                                               Convertible          Redeemable
                                                             Preferred Stock       Common Stock
                                                           -------------------  -----------------    Additional
                                                             Shares    Amount    Shares   Amount   Paid-In Capital    Total
                                                           ----------  -------  --------  -------  --------------- ------------
BALANCE, DECEMBER 31, 1999................................         --  $    --        --  $    --   $         --   $         --
                                                           ----------  -------  --------  -------   ------------   ------------
   Issuance of Series A redeemable convertible preferred
    stock.................................................  2,711,861    3,000        --       --     81,353,000     81,356,000
   Issuance of common stock subject to redemption.........         --       --   806,889    1,000     18,643,000     18,644,000
   Issuance costs.........................................         --       --        --       --     (3,010,000)    (3,010,000)
                                                           ----------  -------  --------  -------   ------------   ------------
BALANCE, DECEMBER 31, 2000................................  2,711,861    3,000   806,889    1,000     96,986,000     96,990,000
   Removal of redemption feature--Series A convertible
    preferred stock....................................... (1,111,861)  (1,000)       --       --    (33,355,000)   (33,356,000)
   Removal of redemption feature--common stock............         --       --  (806,889)  (1,000)   (18,643,000)   (18,644,000)
   Issuance costs.........................................         --       --        --       --      1,565,000      1,565,000
                                                           ----------  -------  --------  -------   ------------   ------------
BALANCE, JANUARY 31, 2001.................................  1,600,000    2,000        --       --     46,553,000     46,555,000
   Series A redeemable convertible preferred stock........         --       --        --       --             --             --
   Issuance costs.........................................         --       --        --       --             --             --
                                                           ----------  -------  --------  -------   ------------   ------------
BALANCE, JANUARY 31, 2002.................................  1,600,000  $ 2,000        --  $    --   $ 46,553,000   $ 46,555,000
                                                           ==========  =======  ========  =======   ============   ============

Warrants

   See Note 9 for a description of AOL Initial Common Stock Warrants A and B and Performance Warrants A and B.

   See Note 10 for a description of the Convertible Notes Payable.

   See Note 13 for a description of common stock warrants issued to DIRECTV under the Warrant and Registration Rights Agreement.

   See Note 13 for a description of Series C and Series D preferred stock warrants issued to Quantum under a hard disk drive supply agreement.

8.  EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

   Under the terms of the Company's 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the "1997 Plan"), options to purchase shares of the Company's common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1997 Plan allowed individuals to exercise their options prior to full vesting. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2002, options to purchase 564,485 shares of common stock remain outstanding and exercisable.

                                   TIVO INC.

1999 Equity Incentive Plan

   In April 1999, the Company's stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan"). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company's common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1999 Plan allow individuals to exercise options granted prior to August 8, 2001 prior to full vesting and options granted subsequent to August 8, 2001 as the options vest. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 16,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2002, options to purchase 9,860,481 shares of common stock remain outstanding, of which 7,895,412 are exercisable.

1999 Non-Employee Directors' Stock Option Plan

   In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase shares of the Company's common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date but terminates three months after a director's service terminates. The number of shares authorized for option grants under the Directors' Plan is 800,000, subject to an annual increase of 100,000 shares. Options to purchase 210,000 shares of common stock are outstanding and exercisable as of January 31, 2002.

1999 Employee Stock Purchase Plan

   In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27 months. The number of shares reserved for issuance under this plan is 800,000 subject to an annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. During the fiscal year ended January 31, 2002, the board approved a 200,000 share increase to the Employee Stock Purchase Plan reserve. There were 313,482 shares of common stock issued as a result of purchases under this plan during the year ended January 31, 2002. There were zero shares issued as a result of purchases under this plan during the one-month transition period ended January 31, 2001. There were 177,907 and zero shares issued as a result of purchases under this plan during the calendar years ended December 31, 2000 and December 31, 1999 respectively. As of January 31, 2002, there were 308,611 shares available for future purchases.

   The Company accounts for stock options under APB Opinion No. 25, under which, for the period from August 4, 1997 (Inception) to December 31, 1997 and for the year ended December 31, 1998, no compensation cost was recognized when the awards were granted to employees or directors. The Company has recorded adjustments reducing deferred compensation of approximately ($440,000), ($10,000), ($83,000) and deferred compensation of $7.7 million as a contra-equity account for the fiscal year ended January 31, 2002, the

                                   TIVO INC.

one-month transition period ended January 31, 2001, the calendar year ended December 31, 2000 and December 31, 1999, respectively. The Company has recorded stock-based compensation expense of $1.2 million, $175,000, $3.1 million and $1.5 million for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and December 31, 1999, respectively. Had compensation expense for the stock options been determined consistently with SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

                                                              One-Month
                                               Year Ended       ended       Year Ended     Year Ended
                                               January 31,   January 31,   December 31,   December 31,
                                              -------------  ------------  -------------  ------------
                                                  2002          2001           2000           1999
                                              -------------  ------------  -------------  ------------
Net loss, as reported........................ $(157,673,000) $(19,013,000) $(206,354,000) $(66,565,000)
Pro forma effect of SFAS No. 123.............   (13,118,000)   (1,065,000)    (6,983,000)   (4,100,000)
                                              -------------  ------------  -------------  ------------
Net loss, pro forma.......................... $(170,791,000) $(20,078,000) $(213,337,000) $(70,665,000)
                                              =============  ============  =============  ============
Basic and diluted loss per share, as reported $       (3.67) $      (0.47) $       (5.55) $      (5.49)
Basic and diluted loss per share, pro forma.. $       (3.98) $      (0.49) $       (5.74) $      (5.83)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.48% and 6.54%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 50%-70%.

   A summary of the status of the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors' Plan is presented in the table and narrative below:

                                                 Range of     Weighted Average
                                    Shares    Exercise Prices  Exercise Price
                                  ----------  --------------- ----------------
 Outstanding at December 31, 1998  1,235,000                       $  .27
                                  ----------                       ------
    Granted......................  4,307,087   $1.00-$39.94          8.46
    Exercised....................   (525,064)                        2.29
    Canceled.....................   (670,502)                        5.25
                                  ----------                       ------
 Outstanding at December 31, 1999  4,346,521                       $ 7.37
                                  ----------                       ------
    Granted......................  3,949,850   $5.50-$35.31         19.11
    Exercised....................   (395,466)                        2.78
    Canceled.....................   (475,207)                       12.48
                                  ----------                       ------
 Outstanding at December 31, 2000  7,425,698                       $13.48
                                  ----------                       ------
    Granted......................     42,500    $6.38-$7.13          6.60
    Exercised....................    (25,604)                         .81
    Canceled.....................    (45,287)                       10.02
                                  ----------                       ------
 Outstanding at January 31, 2001.  7,397,307                       $13.51
                                  ----------                       ------
    Granted......................  4,726,000    $3.00-$8.61          5.06
    Exercised....................   (202,073)                        2.49
    Canceled..................... (1,286,268)                       14.44
                                  ----------                       ------
 Outstanding at January 31, 2002. 10,634,966                       $ 9.86
                                  ----------                       ------

                                   TIVO INC.

   The weighted average fair market values of options granted during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and December 31, 1999 are $5.08, $6.60, $19.28 and $10.15, respectively. Of the options outstanding at January 31, 2002, January 31, 2001, December 31, 2000 and December 31,1999, 6,534,516, 3,769,222, 3,607,194 and 1,270,888 are vested, respectively. The
Company repurchased 57,608, zero, 50,066 and 226,342 unvested shares issued upon early exercise of options during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999, respectively, upon the optionees' terminating employment with the Company.

   The following table contains information concerning outstanding stock options as of January 31, 2002:

                                        Range                 Weighted Average
Number of Options Outstanding      of Exercise Prices   Remaining Contractual Life
-----------------------------    ------------------     --------------------------
            320,723                  $0.04-$0.75               6.60 years
          2,815,531                  $1.00-$5.50               9.20 years
          3,311,871                  $5.60-$7.13               8.93 years
          1,009,908                  $8.50-$9.50               7.89 years
            474,376                 $10.50-$15.88              8.11 years
            577,727                 $16.00-$19.88              8.51 years
          1,723,497                 $20.00-$27.56              8.32 years
            401,333                 $30.00-$39.94              7.96 years
            -------
         10,634,966
         ==========

9.  AOL RELATIONSHIP

   On September 13, 2000, the Company closed an Investment Agreement with AOL for $200 million. Under the terms of the Investment Agreement, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share (of which 806,889 common shares were subject to redemption as of December 31,
2000), two initial warrants to purchase an aggregate of 2,603,903 shares of the Company's common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. As of January 31, 2002 and January 31, 2001, 1,600,000 shares of current Series A Preferred stock that are subject to redemption under the terms of the Investment Agreement are shown as current redeemable preferred stock on the Company's consolidated financial statements. The two performance warrants are contingent upon future performance and have not been issued. The AOL investment was part of a three-year Commercial Agreement, which contemplated that TiVo would become an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo's Personal TV Service.

   On January 30, 2001, the Company entered into the Second Amendment to the Investment Agreement with AOL, dated as of June 9, 2000, as amended by the First Amendment to the Investment Agreement, dated as of September 11, 2000. The Second Amendment provided for, among other things, an amendment to the Escrow Agreement, dated as of September 11, 2000, by and between the Company and AOL.

   At this point, the Company believes that AOL does not plan to deploy the AOL TV/TiVo set-top box product as originally envisioned. The Company and AOL are currently in discussions concerning options for bringing the combined technology to market. There can be no assurances about the outcome of these discussions.

                                   TIVO INC.

Restricted Cash

   The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement leaving a remaining balance plus interest in restricted cash of $51.5 million. Of this amount, $48.0 was earmarked to be used to subsidize the production of the jointly developed AOL TV/TiVo set-top box. TiVo has since changed its business model and intends to sharply reduce subsidy payments. As a result, the commitment of capital for subsidies no longer fits the Company's business model. AOL and the Company are engaged in discussions regarding the modification of the terms of the agreements. As of January 31, 2002 the restricted cash balance consists of $48.0 million restricted funds with interest earned on restricted cash of $3.7 million.

   Under the terms of the current AOL arrangement, if the AOL TV/TiVo set-top box launch does not occur by December 31, 2001 or a later date agreed to by both parties, and AOL has not committed a material breach of the Commercial Agreement or if the Company has breached its obligations with respect to the financial covenants, then AOL has a put option pursuant to which AOL could require the Company to repurchase up to 1.6 million shares of the current Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million. The Company currently records the $48.0 million on the consolidated balance sheets as restricted cash of $48.0 million plus the interest income earned on restricted cash. The set-top box was not launched by December 31, 2001 and the Company recently modified its agreements with AOL so that AOL has 100 days from the agreed upon launch date to exercise its put option. (See Note 17). At this point, the Company has not agreed with AOL on this agreed upon launch date and the Company believes that AOL does not plan to deploy that AOL TV/TiVo set-top box as originally envisioned. The Company is in discussions with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions. If the outcome includes exercise of the put option, the Company's cash and cash equivalents would increase by $3.7 million, reflecting the deferred interest on the restricted cash, and the restricted cash balance would be reduced to zero. The Company does not include restricted cash in its calculation of working capital available for operations. As a result, the Company does not expect that the preferred stock repurchase would have a material effect on its business operations.

Current Series A Redeemable Convertible Preferred Stock

   In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. In January 2001, under the terms of the Second Amendment, 1,111,861 shares of Series A redeemable convertible preferred had their redemption feature removed. As of January 31, 2001 and October 31, 2001, each of the 1,600,000 shares of the current Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company's Amended and Restated Certificate of Incorporation. The current Series A redeemable convertible preferred stock is convertible upon AOL's option or is mandatorily convertible if the price of the Company's common stock exceeds $30.00 per share for 18 trading days in any 20 consecutive trading day period.

Put Option

   Under the terms of the First Amendment to the Investment Agreement, if the set-top box launch of the Integrated Product does not occur by December 31, 2001 or a later date agreed upon by both parties and AOL has

                                   TIVO INC.

not committed a material breach of the Commercial Agreement or the Company has breached its obligations with respect to the financial covenants, then AOL would have a put option pursuant to which AOL could require the Company to repurchase from AOL the number of shares of Series A redeemable convertible preferred stock which have an initial liquidation value of $91.5 million. If all the shares of Series A redeemable convertible preferred stock have an aggregate initial liquidation value of less than $91.5 million, then AOL could require the Company to repurchase the number of shares of common stock having a value equal to the difference between that aggregate initial liquidation value and $91.5 million. In the event that the set-top box launch occurred after December 31, 2001 or the agreed upon launch date but prior to the exercise of the put option, the put option would immediately expire.

   The Second Amendment to the Investment Agreement modified the terms of AOL's put option with respect to the current Series A redeemable convertible preferred stock held by AOL. Under the Second Amendment, the Company could be required to repurchase up to 1.6 million shares of current Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million, which was equal to the amount of the funds remaining in the restricted cash account, following AOL's release of $43.5 million of restricted cash in January 2001, excluding any interest earned on such funds. The set-top box was not launched by December 31, 2001 and the Company recently modified its agreements with AOL so that AOL has 100 days from the agreed upon launch date to provide written notice to the Company if it intends to exercise its put option (see
Note 17). At this point, the Company has not agreed with AOL on this agreed upon launch date and the Company believes that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. The Company is in discussion with AOL regarding modification of the terms of the current agreements, including product definition, development funding , deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions

Series A Redeemable Convertible Preferred Stock Dividend

   Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company's Board of Directors. Dividends for the year ended January 31, 2002 were $3.0 million and for the one-month transition period ended January 31, 2001 were $423,000. Dividends were $1.5 million and zero for the calendar years ended December 31, 2000 and December 31, 1999, respectively. As of January 31, 2002, dividends payable were $620,000.

Initial Common Stock Warrants A and B

   In January 2001, the Second Amendment to the AOL Investment Agreement provided for the reduction in the exercise price of the two initial warrants. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL's warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL's warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows:

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

                                   TIVO INC.

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

   The Initial Warrant A expired on December 31, 2001. Initial Warrant B expires December 31, 2003. The estimated incremental fair value of the warrants of $4.9 million was recorded as prepaid marketing expense (contra-equity) of which $1.9 million has been amortized as of January 31, 2002.

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

                                   TIVO INC.

   If the Company were to value the performance warrants as of January 31, 2002, it would record the estimated value of the performance warrants of $3.8 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2002 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

  . Performance Warrant A--AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.45 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option- pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $6.07 per share; a risk-free rate of return of 1.83%; dividend yield of zero percent; and a volatility of 50%.

  . Performance Warrant B--AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.45 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option-pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $6.07 per share; a risk-free rate of return of 1.83%; dividend yield of zero percent; and a volatility of 50%.

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

   Since these warrants are contingent on AOL's performance or probable performance and the criteria have not been met at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2002 than the valuation of the warrants could significantly increase or decrease from the above amount.

Financial Covenants

   Under the terms of the AOL Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million, measured at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company's net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of the Company's fiscal quarter, AOL has the right to exercise its put option. The Company was in compliance with the net cash position requirement as of January 31, 2002.

   The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the agreed upon launch date, the expiration of the put option or the day following the first anniversary of the agreed upon launch date.

                                   TIVO INC.

10.  CONVERTIBLE NOTES PAYABLE

   On August 28, 2001, the Company closed a private placement of $51.8 million of convertible notes payable and received cash proceeds, net of issuance costs of approximately $40.1 million from accredited investors. TiVo received cash proceeds of approximately $36.8 million from non-related party noteholders and $6.9 million from existing stockholders for a total of $43.7 million. In addition, the Company received non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. ("Discovery") and the National Broadcasting Company, Inc. ("NBC"), who are existing shareholders. Issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was designated for advertising and promotional services. As part of the transaction, the Company paid $5.0 million in October 2001 to NBC for advertising that ran during the period beginning October 1, 2001 and ended December 31, 2001.

   The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed a registration statement with the Securities and Exchange Commission relating to the resale of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share.

   The effects of recording these transactions in the Company's consolidated financial statements were as follows:

  . Cash and cash equivalents increased by $40.1 million for the net cash proceeds from the offering. The $40.1 million is the gross proceeds from issuance of the securities offered of $51.8 million, less the cash issuance costs of $3.6 million and non-cash advertising and promotional services consideration of $8.1 million.

  . Prepaid expenses and other increased by $12.5 million for cash and non-cash financing costs of $3.6 million and $552,000, respectively, and the value of beneficial conversion of $8.3 million.

  . Prepaid expenses and other--related parties increased by $13.1 million for prepaid advertising. The non-cash proceeds from issuance of convertible debt of $8.1 million was expensed advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for advertising that was expensed during the year ended January 31, 2002.

  . Convertible notes payable, long-term increased by $30.2 million as a result of the carrying value of the convertible notes payable which is the face value of the notes less the discount on convertible notes payable represented by the value of the warrants issued to noteholders.

  . Convertible notes payable--related parties, long-term increased by $12.3 million as a result of the carrying value of the convertible notes payable which is the face value of the notes less the discount on convertible notes payable represented by the value of the warrants issued to existing stockholders.

  . Additional paid-in capital increased by $18.5 million for the value of the warrants issued to noteholders, the warrants issued to investment bankers for non-cash financing costs and the value of the beneficial conversion.

  . Amortization of cash financing expenses was $282,000 for the year ended January 31, 2002.

  . Amortization of non-cash financing expenses was $44,000 for the year ended January 31, 2002.

  . Amortization of the beneficial conversion was $414,000 for the year ended January 31, 2002.

  . Amortization of the discount on convertible notes payable was $762,000 for the year ended January 31, 2002.

                                   TIVO INC.

   The private placement consisted of the following securities:

  . $51,750,000 of 7% Convertible Senior Notes due 2006. The notes are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at a conversion price of $5.45 per share, the average of the per share closing prices of the Company's common stock for the ten consecutive trading days preceding November 4, 2001. A beneficial conversion amount of $8.3 million was recorded a deferred financing charge and will be amortized as additional interest expense over the life of the debt or until the notes are converted to stock.

  . Warrants to purchase TiVo common stock. Warrants were issued to noteholders to purchase a total of approximately 2.5 million shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

  . Additional Warrants. As part of the private placement, TiVo issued two additional sets of warrants. The first set of warrants, which expire after one year from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of approximately 3.8 million shares of TiVo common stock at an exercise price of $6.73 per share. The second set of warrants, which expire after five years from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of approximately 1.3 million shares of TiVo common stock at an exercise price of $7.85 per share. These five-year terminable warrants may only be exercised if the one-year warrants have been exercised. The estimated fair value of the warrants of $4.0 million was determined using the Black-Scholes option-pricing model. The principal assumptions for the one-year warrants were: 1-year term; fair market value at the date of issuance of $6.73 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions used in the Black-Scholes computation for the five-year terminable warrants were: 5-year term; fair market value at the date of issuance of $7.85 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%.

   The total value of the warrants issued to convertible noteholders in the private placement was $9.6 million and has been recorded as a discount on the convertible notes payable. This discount will be amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five-year life of the notes payable or until the notes are converted to common stock.

11.  SONY RELATIONSHIP

   On October 12, 2001, the Company entered into a technology licensing agreement with Sony Corporation, ("Sony Corporation"), a Japanese corporation, pursuant to which the Company granted a non-exclusive license of its personal digital recording technology to Sony Corporation and its affiliates for use in Sony devices and services and a commitment to provide specific upgrades in the future. TiVo also granted Sony Corporation a license to sublicense certain technology to third parties in Japan under certain circumstances. In consideration for the licenses granted under the agreement, Sony Corporation paid the Company an upfront fee. The fee was recorded as deferred revenue-related parties, short-term until all upgrades are delivered or the contract has expired. The Company expects the revenue to be recognized in fiscal year 2003. Under the terms of the agreement, Sony Corporation has agreed to pay royalties to the Company in certain circumstances in connection with the deployment of Sony video recording devices incorporating TiVo's personal digital recording technology. The license agreement expires after seven years unless earlier terminated under the terms of the agreement. Upon expiration, or in the event of termination for certain breaches under the agreement, certain of the licenses granted will continue, provided that Sony Corporation continues to pay any required royalties and fees.

                                   TIVO INC.

   In anticipation of the licensing arrangement, TiVo had formed a new subsidiary, TiVo International, Inc., on October 9, 2001. The capital stock of TiVo International consists of 1,000 shares of common stock, all of which are issued and outstanding and owned by TiVo, and 40 shares of preferred stock, one of which is issued and outstanding and owned by Sony Corporation. Pursuant to an Intellectual Property Assignment Agreement, dated October 12, 2001, the Company assigned to TiVo International all international and foreign intellectual property rights in the Company's personal digital recording technology. Concurrent with the execution of the assignment agreement, TiVo also entered into an Intellectual Property License and Cooperation Agreement, pursuant to which TiVo International granted a license under such international and foreign rights back to TiVo.

   Concurrent with the execution of the license agreement between TiVo Inc. and Sony Corporation, TiVo International entered into a license agreement with Sony Corporation, pursuant to which it granted a non- exclusive license under the international and foreign intellectual property rights assigned to TiVo International under the Assignment Agreement. TiVo International also granted Sony Corporation a license to sublicense such rights to third parties in Japan under certain circumstances. In consideration for the licenses granted under this agreement, Sony Corporation paid an upfront fee to TiVo International. Under the terms of the agreement, Sony Corporation is also required to pay royalties to TiVo International in connection with Sony video recording devices incorporating the Company's personal digital recording technology. Sony Corporation will also be required to pay TiVo International fees and royalties in connection with its grant of a sublicense. The license agreement expires after seven years unless earlier terminated under the terms of the agreement. Upon expiration or in the event of termination for certain breaches under the agreement, certain of the licenses granted will continue, provided that Sony Corporation continues to pay the required royalties and fees.

12.  AT&T BROADBAND MARKETING RELATIONSHIP

   On November 7, 2001, the Company entered into a marketing relationship with AT&T Broadband, pursuant to which AT&T Broadband will market the TiVo digital video recorder and the TiVo Service to its cable customers in the Boston, Denver and Silicon Valley areas. AT&T Broadband cable customers are being offered the opportunity to purchase a newly designed TiVo digital video recorder for $299.99 and subscribe to the TiVo Service at a monthly rate of $12.95 or a one-time payment of $249 for a lifetime subscription to the TiVo Service.

   For each AT&T Broadband cable subscriber who activates the TiVo Service under this arrangement, TiVo will remit to AT&T Broadband a portion of the subscription fee for the activation. The Company will also share with AT&T Broadband a portion of the revenues received from the advertising and promotional activities on the TiVo digital video recorders deployed to AT&T Broadband customers under the terms of the arrangement. The amount paid to AT&T Broadband as of January 31, 2002 was $10,000.

13.  MARKETING AND MANUFACTURING AGREEMENTS

Quantum Agreement

   In November 1998, the Company entered into a hard disk supply agreement with Quantum to allow the Company or certain third-party manufacturers (the buyer) to purchase up to an agreed-upon number of hard disk drives used in the personal video recorder and other devices that enable the TiVo Service. Under the terms of the agreement, the Company is entitled to a discounted purchase price if certain milestones are met. TiVo has agreed to share with Quantum a portion of the TiVo Service subscription fees it receives from the personal video recorders and other devices equipped with these hard disk drives. For the year ended January 31, 2002, the Company expensed $970,000 as sales and marketing--related parties expense.

                                   TIVO INC.

DIRECTV Agreement

   The Company entered into an agreement with DIRECTV to promote and offer support for the TiVo Service and products that enable the TiVo Service (the "DIRECTV Agreement"). Under the DIRECTV Agreement, DIRECTV provides a variety of marketing and sales support to promote TiVo and the TiVo Service, collaborate on certain product development efforts and make a portion of the bandwidth capacity of DIRECTV's satellite network available to TiVo.

   In April 1999, the Company issued 1,852,329 shares of common stock in exchange for marketing services under the DIRECTV Agreement. The shares were non-forfeitable and were valued at an estimated fair value of $6.50 per share. The Company recorded prepaid marketing expenses classified as a contra-equity account related to the issuance of these shares of common stock of $12.0 million. These prepaid marketing expenses are expensed as the marketing services are provided over the two-year service period. The Company expensed $3.8 million, $502,000, $6.0 million and $1.7 million during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999, respectively.

   Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period which began October 2000. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing--related parties expense as the bandwidth services are provided over the three-year service period. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three-year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, $941,000, $78,000 and $235,000 had been amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing--related parties expense. Also, $1.5 million, $125,000 and $376,000 had been amortized for prepaid marketing expense as sales and marketing--related parties expense for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, respectively.

   In addition to the equity consideration for DIRECTV's marketing services described above, DIRECTV receives a percentage of TiVo's subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as earned and included in sales and marketing--related parties expense.

   On October 6, 2000 TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV has the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days of the month in which the warrants were earned. As of January 31, 2002, DIRECTV had earned the right to receive common stock warrants to purchase 155,941 shares at exercises prices ranging from $4.58-$12.88. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.99% and 5.85%; expected dividend yield of zero percent; expected lives of two years for the warrants; and expected volatility of 70%. The value of warrants of $173,000, $76,000 and $121,000 was expensed as sales and marketing--related parties expense for calendar year ended December 31, 2000, the one-month transition period ended January 31, 2001 and fiscal year ended January 31, 2002, respectively.

                                   TIVO INC.

   During the fourth quarter of 2000, TiVo, Philips, Sony, Hughes and DIRECTV signed nine-month Marketing Agreements to encourage the sales of the DIRECTV receiver with TiVo Service. Under the terms of these agreements, TiVo recognizes a sales and marketing--related parties expense on each sale of a DIRECTV receiver with TiVo Service to a consumer from an authorized DIRECTV dealer. All payments to dealers are made through DIRECTV. As of January 31, 2002, $17.2 million had been recognized as sales and marketing--related parties expense.

   On September 28, 2001, the Company entered into a letter agreement with DIRECTV, which modified the terms of the then-existing buy-down contribution arrangement pursuant to which TiVo and DIRECTV contribute an amount of money to DIRECTV dealers selling DIRECTV receivers with TiVo Service. The letter agreement also modified the terms of the revenue-sharing arrangement with DIRECTV, and thereby effectively eliminated the Company's obligation to issue warrants to DIRECTV under the Warrant and Registration Rights Agreement, dated October 6, 2000, between TiVo and DIRECTV, other than those warrants which had accrued under the Warrant and Registration Rights Agreement prior to July 7, 2001. The letter agreement additionally provides for the delivery of certain marketing assets to us by DIRECTV and amends certain portions of the Marketing Agreement with DIRECTV, dated April 13, 1999. The letter agreement fixed the allocation of the buy-down contribution payments and the rates of the revenue share through January 31, 2002. On January 7, 2002, TiVo entered into another letter agreement with DIRECTV, which amended and supplemented the September 28, 2001 letter agreement, extending the buy-down contribution arrangement beyond January 31, 2002 and setting forth additional buy-down contribution allocations and revenue share rates for such subsequent period.

   Subsequent to fiscal year ended January 31, 2002 the Company entered into new agreements with DIRECTV (see Note 17).

Philips Agreement

   On March 31, 1999, the Company entered into an agreement with Philips for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement granted Philips the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Philips was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Philips a limited license to TiVo technology for the purpose of manufacturing personal video recorders that enable the TiVo Service.

   The Company has agreed to pay Philips a subsidy on each personal video recorder manufactured and sold by Philips under this agreement. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company will record the subsidy as sales and marketing--related parties expense. In addition to these amounts, the Company agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that has an active subscription to the TiVo Service. As of December 31, 1999, the Company incurred $2.2 million as sales and marketing--related parties expense. TiVo paid this entire amount as of December 31, 2000. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, $9.2 million, $1.5 million and $16.7 million had been recognized as sales and marketing--related parties expense, respectively. Of these amounts, as of March 18, 2002, $21.7 million had been paid.

   As part of a general reorganization of its U.S. consumer electronics business, Philips ceased manufacturing TiVo personal video recorders in fiscal year ending January 31, 2002. TiVo and Philips have had discussions

                                   TIVO INC.

concerning the potential Philips production of digital video recorder products based on TiVo's Series2 hardware platform. However, no agreement has been reached and there can be no assurance that Philips will continue to actively manufacture digital recorders that enable the TiVo Service.

Sony Agreement

   On August 6, 1999, the Company entered into a Letter of Intent with Sony for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Sony the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Sony was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Sony a limited to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

   The Company has agreed to pay Sony a subsidy on each personal video recorder manufactured and sold by Sony under this agreement. The amount of the subsidy is periodically adjusted based on Sony's manufacturing costs and selling prices. The subsidy amount paid to Sony is due when the personal video recorder is shipped. The Company records the subsidy as sales and marketing--related parties expense upon shipment. In addition to these amounts, the Company has agreed to pay Sony a calculated amount per month for each Sony-branded personal video recorder that has an active subscription to the TiVo Service. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, $4.0 million, $737,000 and $20.5 million had been recognized as sales and marketing--related parties expense, respectively. Of these amounts, as of March 18, 2002, the entire obligation had been paid.

   TiVo and Sony have had discussions concerning potential Sony production of digital video recorder products based on TiVo's Series2 hardware platform. However, at this time, no agreement has been reached.

Thomson Multimedia S.A.

   On May 31, 2000, the Company entered into a Letter of Intent with Thomson Multimedia S.A. for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Thomson the right to manufacture, market and sell personal video recorders that enable the TiVo Service in the United Kingdom and Ireland. TiVo provides the TiVo Service in cooperation with Sky Broadcasting and other operators of TV broadcast services in the United Kingdom. The Company also agreed to pay Thomson a calculated amount per month for each sale of a Thomson manufactured personal video recorder. For both the fiscal year ended January 31, 2002 and the one-month transition period ended January 31, 2001 zero had been recognized as sales and marketing expense. For calendar year ended December 31, 2000, $4.0 million had been recognized as sales and marketing expense. At March 18, 2002, the entire obligation had been paid.

Hughes Network Systems

   On August 31, 2000 the Company entered into a Technology License Agreement with Hughes Network Systems for the manufacture and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, the agreement grants Hughes the right to manufacture and sell personal video recorders that enable the TiVo Service in the United States. Hughes was also granted the right to manufacture and sell personal

                                   TIVO INC.

video recorders in the United States that incorporate both DIRECTV's satellite receiver and the TiVo Service. The Company also granted Hughes a license to TiVo technology for the purpose manufacturing personal video recorders and other devices that enable the TiVo Service.

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

14.  COMMITMENTS AND CONTINGENCIES

Facilities Leases

   In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $236,000 with built-in base rent escalations periodically throughout the lease term. Rent expense is recognised using the straight-line method.

   In April 2001, the Company entered into a lease for its UK office with Thomas Lawrence & Sons (Bracknell) Limited for Prince Leopold House in Windsor, Berkshire. The lease has a five-year term. Monthly rent is approximately $8,000.

   Rent expense under operating leases was approximately $7.3 million, $217,000, $2.4 million and $1.0 million for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999, respectively. In November 2001, the Company decided to vacate a portion of its corporate office. The Company is actively looking for a tenant for the space. As a result of the decision to vacate the space, an accrual and an expense were recorded reflecting the Company's best estimate of loss under the agreement.

Equipment Lease Line

   In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company's Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of January 31, 2002, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The current portion of the capital lease obligation, net of interest expense, at January 31, 2002, January 31, 2001, December 31, 2000 and 1999 is $536,000, $796,000, $792,000 and
$624,000, respectively. The unused equipment lease line expired February 2000.

                                   TIVO INC.

   Future minimum lease payments as of January 31, 2002, by calendar year are as follows:

                                                Equipment
          Year                Facilities Leases Lease Line    Total
          ----                ----------------- ---------- -----------
          2002...............    $ 2,755,000     $551,000  $ 3,306,000
          2003...............      3,081,000        2,000    3,083,000
          2004...............      3,170,000           --    3,170,000
          2005 and thereafter      7,097,000           --    7,097,000
                                 -----------     --------  -----------
                 Total.......    $16,103,000     $553,000  $16,656,000
                                 ===========     ========  ===========

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

15.  RETIREMENT PLAN

   In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan") available to employees who meet the plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2002.

16.  ADOPTION OF STOCKHOLDER RIGHTS PLAN

   On January 9, 2001, TiVo's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of TiVo common stock ("the Rights Plan"). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock, ("Acquiring Person"). Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

   The Rights are intended to enable all TiVo stockholders to realize the long-term value of their investment in the Company. They do not prevent a takeover, but should encourage anyone seeking to acquire TiVo to negotiate with the Board of Directors prior to attempting a takeover. The Rights Plan will expire in January 2011.

                                   TIVO INC.

   The Rights are not being distributed in response to any specific effort to acquire control of TiVo. The Rights are designed to assure that all TiVo stockholders receive fair and equal treatment in the event of any proposed takeover of TiVo and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of TiVo without paying all stockholders a control premium.

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

   The dividend distribution to establish the new Rights Plan was paid to stockholders of record on January 31, 2001. The Rights will expire in January 2011. The Rights distribution is not taxable to stockholders.

17.  SUBSEQUENT EVENTS

Second Agreement with Acqua Wellington North American Equities Fund, Ltd.

   On February 13, 2002, the Company entered into a second common stock purchase agreement which, under certain circumstances, may allow TiVo to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of the Company's common stock over the fourteen-month period ending on April 13, 2003. The Company views this purchase agreement as an auxiliary financing tool with the potential to provide TiVo with an efficient and flexible mechanism to raise cash to fund working capital needs, depending upon the market price of the Company's common stock and certain other conditions set forth in the purchase agreement.

   The purchase agreement provides that any stock the Company sells pursuant to the purchase agreement will be sold at a discount to the market price at the time of the sale of between 3% to 5.4%, unless TiVo agrees otherwise with Acqua Wellington. The amount and timing of each sale of common stock under the purchase agreement will be at the Company's discretion, subject to certain potential limitations.

   From time to time, the Company may present Acqua Wellington with draw down notices over a draw down period consisting of two periods of ten consecutive trading days each, unless the Company agrees otherwise with Acqua Wellington. Each draw down notice sets forth a threshold price and the dollar value of shares Acqua Wellington is obligated to purchase during the draw down period. The threshold price the Company chooses, which cannot be less than $3.00 without the consent of Acqua Wellington, establishes the maximum value of the stock the Company can obligate Acqua Wellington to buy during the period and the discount that Acqua Wellington will receive, unless the Company agrees otherwise with Acqua Wellington. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of the shares on each trading day during the draw down period on which the daily volume weighted average price for the Company's common stock exceeds the threshold price determined by TiVo. The per share purchase price for the shares equals the daily volume weighted average price of the Company's common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3% to 5.4%, based on the threshold price, unless the Company agrees otherwise with Acqua Wellington. If the daily volume weighted average price of the Company's common stock falls below the threshold price on any trading day during a draw down period, Acqua Wellington will not be obligated but still may purchase the pro rata portion of shares of common stock allocated to that day at the threshold price for the draw down period, less the discount. The number of shares Acqua Wellington would

                                   TIVO INC.

be obligated to buy on any trading day during a draw down period is arrived at by dividing that day's pro rata part of the total purchase amount by that day's volume weighted average price, less Acqua Wellington's discount. The total number of shares Acqua Wellington would be required to purchase during a draw down period is the aggregate of the daily amounts.

   The purchase agreement also provides that from time to time and at the Company's discretion it may grant Acqua Wellington the right to exercise one or more call options to purchase additional shares of the Company's common stock during each draw down period for the amount that it specifies, so long as the aggregate of all such call option amounts and draw down amounts under the purchase agreement do not exceed $19,000,000. Upon Acqua Wellington's exercise of the call option, the Company will issue and sell the shares of its common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of the Company's common stock on the day Acqua Wellington notifies the Company of its election to exercise its call option or the threshold price for the call option determined by the Company and set forth in the draw down notice, less a discount ranging from 3% to 5.4%, based on the threshold price, unless the Company agrees otherwise with Acqua Wellington.

   The purchase agreement further provides that if, during a draw down period with Acqua Wellington, the Company enters into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase shares of the draw down amount and any call option amounts requested by the Company at the price otherwise applicable to the sale to Acqua Wellington, or at the third party's price. Acqua Wellington may also decide not to purchase the shares during that draw down period. If, between draw down pricing periods, the Company enters into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase up to the draw down amount that would be applicable based on the gross price per share to be paid for the common stock in the other financing on the same terms and conditions contemplated in the other financing, net of the third party's discount and fees, or, if the applicable share price is below the minimum threshold price, up to 20% of the total amount to be raised by the Company the other financing.

   The shares of common stock which it may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152).

Agreements with DIRECTV, Inc.

   On February 15, 2002, the Company entered into a new product development agreement and a services agreement with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company's digital video recording technology in October of 2000. Under the terms of the new development agreement, DIRECTV has agreed to pay TiVo a technology development fee to develop a next-generation advanced DIRECTV receiver based on the Company's recently announced Series2 digital video recording technology platform. Under this agreement, DIRECTV has assumed primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV's digital video recording services. Provided that the Company meets its obligations under the agreement, TiVo will not be required to subsidize or to make other payments to support the sale of current or next-generation receivers. DIRECTV will pay TiVo per-account monthly fees to provide server support and limited customer support to users of the next-generation receivers. In addition, upon deployment of the next-generation receivers, the Company's compensation for monthly subscribers of current DIRECTV receivers with its digital recording service will shift to a similar per-account monthly fee basis. The term of the product development agreement is five years. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of the Company's digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay TiVo an upfront fee, per-unit royalties and other fees.

                                   TIVO INC.

   Under the terms of the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, TiVo Service that enable advanced automatic recording capabilities and the delivery of promotional video to the receiver's hard-disk drive. In exchange for the Company's license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay TiVo a fee. The license is granted to DIRECTV in exchange for the fee on an annual basis and is renewable up to four times. The term of the services agreement is three years.

   On February 15, 2002, TiVo and DIRECTV entered into an Amendment to Marketing Agreement and Tax Agreement. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the Development Agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things, permanent revenue share for the TiVo stand-alone receiver, bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. The Amendment also modifies the Company's indemnity obligations under the Tax Agreement, entered into with DIRECTV as of July 24, 2001, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

Agreement with Best Buy

   On March 3, 2002, TiVo entered into an agreement with Best Buy, pursuant to which Best Buy agreed that TiVo digital video recorders will be the only stand-alone digital video recorders with electronic program guide-based service sold by Best Buy. Under the agreement, Best Buy will be the exclusive retail distributor of the TiVo-only branded Series 2 digital video recorders. The agreement does not place any limitations on the manufacture and distribution by the Company's partners of co-branded digital video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party.

Third Amendment to the AOL Investment Agreement

   On March 28, 2002, TiVo and AOL entered into the Third Amendment, ("Third Amendment"), to the Investment Agreement, dated as of June 9, 2000, as amended by the First Amendment, dated as of September 11, 2000, and the Second Amendment, dated as of January 30, 2001 (collectively, the "Investment Agreement"). The Third Amendment amends the provision setting forth the length of time AOL has to exercise its put option in the event the AOL TV/TiVo set-top box launch has not occurred by the agreed upon launch date, extending the exercise period from 90 days to 100 days following the agreed upon launch date. At this point, we have not agreed with AOL on this agreed upon launch date as we believe that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. We are in discussions with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Certain information required by Part III has been omitted from this Annual Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders.

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

Compliance with Section 16(a) of the Exchange Act

   The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON FORM 8-K

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

  4.1     Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee
          (incorporated by reference to Exhibit 4.1 of registrant's Current Report on Form 8-K filed on
          August 30, 2001).

  4.2     Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant's
          Quarterly Report on Form 10-Q filed on September 14, 2001).

  4.3     Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of registrant's Current Report on Form 8-K filed on August 30, 2001).

  4.4     Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 of registrant's Quarterly
          Report on Form 10-Q filed on September 14, 2001).

  4.5     Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K filed on August 30, 2001).

  4.6     Form of One-Year Warrant (incorporated by reference to Exhibit 4.3 of registrant's Quarterly
          Report on Form 10-Q filed on September 14, 2001).

  4.7     Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of registrant's Current Report on Form 8-K filed on August 30, 2001).

  4.8     Form of Five-Year Terminable Warrant (incorporated by reference to Exhibit 4.4 of registrant's
          Quarterly Report on Form 10-Q filed on September 14, 2001).

  4.9+    Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between
          DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on
          Form 10-K filed on April 2, 2001).

  4.10    Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and
          America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant's Quarterly Report on Form 10-Q filed on August 14, 2000).

  4.11    Ninth Amended and Restated Investor Rights Agreement by and among TiVo andcertain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant's
          Registration Statement on Form S-1 (SEC File No. 333-83515)).

  4.12    Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo
          (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K/A filed on January 19, 2001).

Exhibit
Number                                               Description
------                                               -----------
 4.13     Certificate of Correction to the Certificate of Designations of the Series B Junior Participating
          Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant's Current
          Report on Form 8-K/A filed on January 19, 2001).

 4.14     Registration Rights Agreement, dated as of August 28, 2001, by and among TiVo Inc. and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 of the registrant's Current Report on Form 8-K filed on August 30, 2001).

 10.1++   Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (filed herewith).

 10.2++   Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc.
          (filed herewith).

 10.3++   Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

 10.4++   Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

 10.5++   Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

 10.6++   Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between
          TiVo Inc. and DIRECTV, Inc. (filed herewith).

 10.7++   TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and
          Sony Corporation (filed herewith).

 10.8++   TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between
          TiVo International, Inc. and Sony Corporation (filed herewith).

 10.9++   Addendum to TiVo/NBC Agreement, dated as of August 8, 2001, between TiVo Inc. and National
          Broadcasting Company, Inc. (filed herewith).

 10.10    Common Stock Purchase Agreement, dated as of December 21, 2001, between TiVo and Acqua
          Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 21, 2001).

 10.11    Common Stock Purchase Agreement, dated as of February 13, 2002, between TiVo and Acqua
          Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 14, 2002).

 10.12    Amendment No. 1 to Common Stock Purchase Agreement, dated as of March 1, 2002, between
          TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (filed herewith).

 10.13    Rights Agreement, dated as of January 16, 2001, between TiVo and Wells Fargo Shareowner
          Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant's Current
          Report on Form 8-K/A filed on January 19, 2001).

 10.14    First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and
          Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10. of the registrant's Current Report on Form 8-K filed on February 28, 2001).

 10.15    Investment Agreement, dated as of June 9, 2000, between TiVo Inc. and America Online, Inc.
          (incorporated by reference to Exhibit 10.25 of the registrant's Quarterly Report on Form 10-Q filed on August 14, 2000).

 10.16    First Amendment to Investment Agreement, dated as of September 11, 2000, between TiVo Inc.
          and America Online, Inc. (incorporated by reference to Exhibit 10.27 of the registrant's Quarterly
          Report on Form 10-Q filed on November 14, 2000).

Exhibit
Number                                              Description
------                                              -----------
 10.17    Second Amendment to Investment Agreement, dated as of January 30, 2001, between TiVo Inc.
          and America Online, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's Current
          Report on Form 8-K filed on March 15, 2001).

 10.18    Third Amendment to Investment Agreement, dated as of March 28, 2002, between TiVo Inc. and
          America Online, Inc. (filed herewith).

 10.19+   Product Integration and Marketing Agreement, dated as of June 9, 2000, between TiVo Inc. and
          America Online, Inc. (incorporated by reference to Exhibit 10.26 of the registrant's Quarterly
          Report on Form 10-Q filed on August 14, 2000).

 10.20    Escrow Agreement, dated as of September 11, 2000, among TiVo Inc., America Online, Inc. and
          U.S. Trust Company, National Association (incorporated by reference to Exhibit 10.28 of the registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).

 10.21    First Amendment to Escrow Agreement, dated as of January 30, 2001, between TiVo Inc. and
          America Online, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 15, 2001).

 10.22    Amended and Restated Warrant No. VW-A-1 to Purchase Shares of Common Stock issued to
          America Online, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2001).

 10.23    Amended and Restated Warrant No. VW-B-1 to Purchase Shares of Common Stock issued to
          America Online, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K filed on March 15, 2001).

 10.24    Form of Indemnification Agreement between TiVo and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.25    TiVo's 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit
          10.2 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

 10.26    TiVo's Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.27    TiVo's 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to
          Exhibit 10.4 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

 10.28    TiVo's 1999 Non-Employee Directors' Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K filed on March 30, 2000).

 10.29+   Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6,
          1998 (incorporated by by reference to Exhibit 10.6 of the registrant's Registration Statement on
          Form S-1 (SEC File No. 333-83515)).

 10.30    First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25,
          1999 (incorporated by reference to Exhibit 10.20 of the registrant's Registration Statement on
          Form S-1 (SEC File No. 333-83515)).

 10.31+   Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo, dated
          November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

 10.32+   Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999
          (incorporated by reference to Exhibit 10.7 of the registrant's Registration Statement on Form S-1
          (SEC File No. 333-83515)).

Exhibit
Number                                              Description
------                                              -----------
 10.33+   Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.34+   Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999 (incorporated by reference to Exhibit 10.9 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.35    Sublease Agreement between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit 10.10 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.36    Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998
          (incorporated by reference to Exhibit 10.11 of the registrant's Registration Statement on Form S-1
          (SEC File No. 333-83515)).

 10.37    Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999
          (incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1
          (SEC File No. 333-83515)).

 10.38    Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998
          (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1
          (SEC File No. 333-83515)).

 10.39    Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999
          (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1
          (SEC File No. 333-83515)).

 10.40    Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18,
          1998 (incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on
          Form S-1 (SEC File No. 333-83515)).

 10.41    Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).
 10.42    Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents (incorporated by reference to Exhibit 10.19 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

 10.43    TiVo's 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (SEC File No. 333-83515)).

 10.44+   Tribune Media Services Television Listing Agreement between Tribune Media Services and TiVo, dated June 1, 1998 (incorporated by reference to Exhibit 10.22 of the registrant's Registration
          Statement on Form S-1 (SEC File No. 333-83515)).

 10.45+   Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services,
          Inc. between Tribune Media Services and TiVo, dated November 10, 1998 (incorporated by reference to Exhibit 10.23 of the registrant's Registration Statement on Form S-1 (SEC File
          No. 333-83515)).

 10.46    Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6,
          1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on
          November 15, 1999).

  23.1    Consent of Independent Public Accountants (filed herewith).

  24.1    Power of Attorney (included in Part IV of this Form 10-K).

Exhibit
Number                                              Description
------                                              -----------

 99.1     Letter from TiVo Inc. to the Securities and Exchange Commission (filed herewith).

 99.5     Form of Stock Option Grant used in connection with an option granted outside of TiVo's stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant's
          Registration Statement on Form S-1 (SEC File No. 333-83515)).

--------
+  Confidential treatment granted as to portions of this exhibit.
++ Confidential treatment has been requested as to portions of this exhibit.

(b)  Reports on Form 8-K

   The registrant filed the following reports on Form 8-K during the quarter ended January 31, 2002:

  . Current Report on Form 8-K on November 13, 2001, regarding the announcement of a Marketing arrangement with AT&T Broadband and the conversion price of the convertible senior notes due 2006 was adjusted to $5.45.

  . Current Report on Form 8-K on November 26, 2001, regarding the announcement of the registrant's earnings for the third quarter ended October 31, 2001, commercial agreements with Sony and AT&T Broadband and executive appointments and promotions.

  . Current Report on Form 8-K on December 21, 2001, regarding the disclosure of a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. for the sale of up to $14.0 million of the registrant's common stock at a discount to the market price.

  . Current Report on Form 8-K on January 9, 2002, regarding the announcement of our newest product, the TiVo Series2 digital video recorder, and strategic relationships with RealNetworks, Inc., Jellyvision and Radiance Technologies, Inc. to deliver new entertainment services for the TiVo Series2 digital video recorder.

  . Current Report on Form 8-K on January 10, 2002, regarding the registrant's price to sale to Acqua Wellington North American Equities Fund, Ltd., of 2,147,239 shares of the registrant's common stock at $6.52 per share.

   The registrant subsequently filed the following:

  . Current Report on Form 8-K on February 13, 2002, regarding the announcement of the registrant's filing of a lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc.

  . Current Report on Form 8-K on February 14, 2002, regarding the registrant's announcement of a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. for the sale of up to $19.0 million of the registrant's common stock at a discount to the market price.

  . Current Report on Form 8-K on February 22, 2002, regarding the announcement of agreements with DIRECTV, Inc. and the indemnification of Sony against Command Audio Lawsuit.

  . Current Report on Form 8-K on March 13, 2002, regarding the announcement of the registrant's earnings for the fourth quarter and year ended January 31, 2002, agreements with America Online, Inc. and the summary judgment win in the Ezra Birnbaum litigation.

Trademark Acknowledgments

   "Can't Miss TV", Jump logo, TiVo, TiVo Central, TiVolution and "What you want, when you want it" are registered trademarks of TiVo Inc.

   "Active Preview", "DIRECTIVO", Instant Replay logo, "Ipreview", "Life's too short for bad TV", "Overtime Scheduler", "Personal TV", "Personal Video Recorder", "Primetime Anytime",

"Season Pass", "See it, want it, get it", "Thumbs Down" (logo and text), "Thumbs Up" (logo and text), "TiVo" (logo and character), "TiVomatic", "TiVolution", "TrickPlay" are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIVO INC.

Date: April 3, 2002

                                                       By:        /s/  MICHAEL RAMSAY
                                                           ----------------------------------
                                                                     Michael Ramsay
                                                                Chief Executive Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          Signature                       Title                 Date
          ---------                       -----                 ----

     /s/  MICHAEL RAMSAY      Chief Executive Officer and   April 3, 2002
-----------------------------   Chairman of the Board
       Michael Ramsay           (Principal Executive
                                Officer)

   /s/  DAVID H. COURTNEY     Executive Vice President,     April 3, 2002
-----------------------------   Worldwide Operations and
      David H. Courtney         Administration (Principal
                                Financial and Accounting
                                Officer)

      /s/  JAMES BARTON       Senior Vice President of      April 3, 2002
-----------------------------   Research and Development,
        James Barton            Chief Technical Officer and
                                Director

    /s/  GEOFFREY Y. YANG     Director                      April 3, 2002
-----------------------------
      Geoffrey Y. Yang

     /s/  STEWART ALSOP       Director                      April 3, 2002
-----------------------------
        Stewart Alsop

     /s/  RANDY KOMISAR       Director                      April 3, 2002
-----------------------------
        Randy Komisar

     /s/  MICHAEL HOMER       Director                      April 3, 2002
-----------------------------
        Michael Homer

----------------------------- Director                      April 3, 2002
      Larry N. Chapman

   /s/  JOHN S. HENDRICKS     Director                      April 3, 2002
-----------------------------
      John S. Hendricks

----------------------------- Director                      April 3, 2002
        David Zaslav