Form 10-Q
period 2002-04-30
TIVO INC
filed 2002-06-14
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ____________.

Commission file number 000-27141

TIVO INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Gold Street, PO Box 2160, Alviso, CA	95002
(Address of principal executive offices)	(Zip Code)

(408) 519-9100

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒            No ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 47,739,712 as of June 7, 2002.

PART I:    FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2002	January 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,879,000	$52,327,000
Restricted cash	—	51,735,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $23,000	2,775,000	2,185,000
Accounts receivable—related parties	2,577,000	6,687,000
Inventories	1,663,000	—
Prepaid expenses and other	4,761,000	5,384,000
Prepaid expenses and other—related parties	3,740,000	7,541,000

Total current assets.	51,395,000	125,859,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	16,681,000	18,146,000
Prepaid expenses and other	7,651,000	7,762,000
Prepaid expenses and other—related parties	5,026,000	4,882,000

Total long-term assets	29,358,000	30,790,000

Total assets	$80,753,000	$156,649,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,199,000	$7,003,000
Accrued liabilities	13,727,000	12,618,000
Accrued liabilities—related parties	10,202,000	26,640,000
Deferred interest income on restricted cash	—	3,735,000
Notes payable—related parties	—	2,262,000
Deferred revenue	14,958,000	12,786,000
Deferred revenue—related parties	17,019,000	11,427,000
Current portion of obligations under capital lease	329,000	536,000

Total current liabilities	65,434,000	77,007,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(continued)

	April 30, 2002	January 31, 2002
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, par value $0.001:
Issued and outstanding shares are zero and 1,600,000, respectively	—	2,000
Additional paid-in capital	—	46,553,000

Total current redeemable convertible preferred stock	—	46,555,000

Total current liabilities and current redeemable convertible preferred stock	65,434,000	123,562,000
LIABILITIES
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	—	2,000
Convertible notes payable	24,545,000	24,280,000
Convertible notes payable—related parties	12,589,000	12,453,000
Deferred revenue	27,566,000	23,552,000
Other	4,873,000	5,021,000

Total long-term liabilities	69,573,000	65,308,000

Total liabilities and current redeemable convertible preferred stock	135,007,000	188,870,000

STOCKHOLDERS’ DEFICIT
Series A Convertible preferred stock, par value $0.001:
Authorized shares are 10,000,000
Issued and outstanding shares are 1,111,861	$1,000	$1,000
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 47,635,814 and 47,411,355, respectively	48,000	47,000
Additional paid-in capital	445,004,000	444,502,000
Deferred compensation	(810,000)	(1,099,000)
Prepaid marketing expenses	(2,191,000)	(14,183,000)
Note receivable	(1,332,000)	(1,568,000)
Accumulated deficit	(494,974,000)	(459,921,000)

Total stockholders’ deficit	(54,254,000)	(32,221,000)

Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	$80,753,000	$156,649,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2002	2001
Revenues (includes $1,644,000 of revenues-related parties for the three months ended April 30, 2002)	$9,860,000	$3,196,000
Costs and expenses
Cost of revenues	5,453,000	5,467,000
Research and development	5,002,000	6,923,000
Sales and marketing	8,340,000	13,168,000
Sales and marketing-related parties	22,922,000	23,488,000
General and administrative	3,759,000	4,582,000

Loss from operations	(35,616,000)	(50,432,000)
Interest income	4,099,000	1,390,000
Interest expense and other (includes $412,000 of interest expense—related parties for the three months ended April 30, 2002)	(1,871,000)	(50,000)

Net loss	(33,388,000)	(49,092,000)
Less: Series A redeemable convertible preferred stock dividend	220,000	1,092,000
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—

Net loss attributable to common stockholders	$(35,053,000)	$(50,184,000)

Net loss per common share basic and diluted	$(0.74)	$(1.20)

Weighted average common shares outstanding—basic and diluted	47,343,887	41,787,409

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

	Redeemable Convertible Preferred Stock		Additional Paid-In Capital	Total
	Shares	Amount
BALANCE, JANUARY 31, 2002	1,600,000	$2,000	$46,553,000	$46,555,000

Record redemption of Series A redeemable convertible preferred stock	(1,600,000)	(2,000)	(47,998,000)	(48,000,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	1,445,000	1,445,000

BALANCE, APRIL 30, 2002	—	$—	$—	$—

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$444,502,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(459,921,000)	$(32,221,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445,000)	(1,445,000)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220,000)	(220,000)
Exercise of common stock options	—	—	19,926	—	27,000	—	—	—	—	27,000
Issuance of common stock—employee stock purchase plan	—	—	204,533	1,000	646,000	—	—	—	—	647,000
Impairment of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615,000	—	—	11,615,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	377,000	—	—	377,000
Reversal of deferred compensation	—	—	—	—	(171,000)	171,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	118,000	—	—	—	118,000
Amortization of note receivable	—	—	—	—	—	—	—	236,000	—	236,000
Net loss	—	—	—	—	—	—	—	—	(33,388,000)	(33,388,000)

BALANCE, APRIL 30, 2002	1,111,861	$1,000	47,635,814	$48,000	$445,004,000	$(810,000)	$(2,191,000)	$(1,332,000)	$(494,974,000)	$(54,254,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,388,000)	$(49,092,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750,000	1,603,000
Issuance of common stock warrants for services	—	120,000
Amortization of discount on debt	401,000	—
Amortization of prepaid marketing expenses	377,000	1,881,000
Amortization of deferred financing costs—issuance cost	148,000	—
Amortization of deferred financing costs—warrants	23,000	—
Amortization of beneficial conversion	358,000	—
Amortization of prepaid marketing related to value of warrants	11,615,000	1,755,000
Recognition of prepaid marketing expense	—	14,116,000
Stock-based compensation expense	118,000	289,000
Amortization of note receivable	236,000	236,000
Changes in assets and liabilities:
Accounts receivable	(590,000)	1,063,000
Accounts receivable—related parties	4,110,000	(141,000)
Inventories	(1,663,000)	—
Prepaid expenses and other	95,000	644,000
Prepaid expenses and other—related parties	3,801,000	—
Prepaid expenses and other, long-term	111,000	—
Prepaid expenses and other—related parties, long-term	(144,000)	—
Accounts payable	2,195,000	(7,642,000)
Accrued liabilities	1,109,000	(4,228,000)
Accrued liabilities—related parties	(18,700,000)	(14,988,000)
Deferred revenue	2,172,000	1,508,000
Deferred revenue—related parties	5,592,000	—
Long-term deferred revenue	4,014,000	2,666,000
Other long-term liabilities	(148,000)	(324,000)

Net cash used in operating activities	(16,408,000)	(50,534,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(285,000)	(1,654,000)

Net cash used in investing activities	(285,000)	(1,654,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A redeemable convertible preferred stock dividend	(220,000)	(1,092,000)
Proceeds from issuance of common stock—employee stock purchase plan	647,000	746,000
Proceeds from exercise of common stock options	27,000	15,000
Repurchase of common stock	—	(20,000)
Net payments under capital lease	(209,000)	(194,000)

Net cash (used in) provided by financing activities	245,000	(545,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended April 30,
	2002	2001
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,448,000)	(52,733,000)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	52,327,000	124,474,000

Balance at end of period	$35,879,000	$71,741,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$973,000	$23,000
Cash paid for interest—related parties	679,000	—
Reversal of deferred stock-based compensation	171,000	337,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH FINANCING INFORMATION
Deferred interest income earned on restricted cash	121,000	593,000
Repurchase of shares of Series A redeemable convertible preferred stock using restricted cash	(48,000,000)	—
Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001 the Company formed a new subsidiary, TiVo International, Inc., also a Delaware corporation. The Company has developed a subscription-based personal television service (the “TiVo Service”) that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service also provides television listings, daily suggestions and special viewing packages. The Company conducts its operations through one reportable segment.

The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of April 30, 2002, TiVo had an accumulated deficit of $495.0 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through our fiscal year ending January 31, 2003.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information, the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2002 and January 31, 2001 and the results of operations, consolidated statement of stockholders’ deficit and cash flows for the three-month periods ended April 30, 2002 and 2001. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2002 and 2001, including the notes thereto, included in the Company’s 2002 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial information to conform with the current period presentation.

Cash and Cash equivalents

The Company classifies all highly liquid investments as cash equivalents if the original maturity of such investments is three months or less.

Restricted Cash

Restricted cash represents funds restricted under the terms of the Investment Agreement between America Online, Inc. (“AOL”) and TiVo, dated June 9, 2000 as amended (the “Investment Agreement”) (see Note 3. “AOL Relationship”).

Accounts Receivable—Related Parties

Accounts Receivable—related parties consist of amounts owed to the Company from the Company’s strategic partners such as DIRECTV, Inc. (“DIRECTV”), Philips Business Electronics B.V. (“Philips”), Quantum Corporation (“Quantum”) and Sony Corporation of America (“Sony”). These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed for reimbursement of a portion of the Company’s development costs.

Inventories

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to Best Buy which makes the recorders available nationwide in its retail stores, to AT&T Broadband who markets the recorders to its cable customers as well as through TiVo’s own online sales efforts. As part of this effort, TiVo expects to maintain some inventory of the Series2 personal video recorders throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method (see Note 9. “Sales of Series2 Platform”).

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	3-5 years
Computer and office equipment	3-5 years
Lab equipment	3 years
Leasehold improvements	The shorter of 7 years or the life of the lease
Capitalized software	1-5 years

Maintenance and repair expenditures are expensed as incurred.

Other Long-Term Liabilities

Other long-term liabilities consist primarily of rent of $3.9 million resulting from the recognition of a rent liability and related expense for the Company’s vacant facilities. The Company’s assumptions inherent in the $3.9 million estimate are that given the current real estate market conditions; it would take more than 12 months to sublease the vacant facility in Alviso, California and the sales office in the UK. Additionally, the Company estimates that the sublease income from either property would be significantly lower than the current monthly rent payments.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its service obligations and received customer acceptance, or is otherwise released from its service obligation or customer acceptance obligations.

Monthly and annual subscription fees are recognized over the period benefited. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s best estimate of the useful life of the personal video recorder. If the estimated useful life of the recorder was shorter or longer than the four-year period, revenues would be recognized earlier or later, respectively, than the Company’s current policy. The deferred revenue balance consists of subscription fees collected, for which service has not yet been provided.

Non-subscription revenue and engineering professional services revenue are generally recognized upon performance of the services.

The Company recognizes revenue under its technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition” (“SOP 97-2”). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize license revenue. The Company has not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. The Company intends to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or TiVo’s work effort.

The Company recognizes revenue for its engineering professional services using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. The Company is able to reasonably estimate, track and project the remaining progress toward completion. To date the Company has engineering professional service agreements with DIRECTV and AOL.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service platform and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing—Related Parties Expense

Sales and marketing—related parties expense consists of cash and non-cash charges related to the Company’s agreements with DIRECTV, Philips, Quantum, Sony and AOL, all of which held stock in the Company.

Advertising Costs

The Company expenses advertising costs as the services are provided. Advertising expenses were $5.7 million for the three months ended April 30, 2002 including expenses related to NBC media insertion orders that were classified as sales and marketing—related parties expense. Advertising expenses were $6.7 million for the three months ended April 30, 2001 including expenses related to a portion of the AOL media insertion orders.

Stock-Based Compensation and Stock Exchanged for Services

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $118,000 for the three months ended April 30, 2002.

The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period which includes the enactment date. Valuation allowances have been established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value from the net loss. Shares used in the computation of the quarters ended April 30, 2002 and 2001 net loss per share amounts exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 3. “AOL Relationship”), common shares issuable upon conversion of Convertible Notes Payable, and any unvested, repurchasable common stock issued under the employee stock option plans.

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common stock equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	April 30, 2002	April 30, 2001
Series A redeemable convertible preferred stock	—	1,600,000
Series A convertible preferred stock	1,111,861	1,111,861
Repurchasable common stock, related parties	—	1,128,867
Repurchasable common stock	560,753	942,598
Number of common shares issuable for convertible notes payable	8,119,266	—
Options to purchase common stock	10,439,378	9,227,890
Warrants to purchase common stock	8,539,812	2,760,551

Total	28,771,070	16,771,767

Comprehensive Income

The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Loss is the same as the net loss for all periods presented.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The convertible notes are being accreted over the remaining 5 years to the face value of the notes. As of August 28, 2006 the book value of the notes will equal the face value of $44.2 million

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as subscription revenue is primarily obtained through credit card sales. The allowance for doubtful accounts at April 30, 2002 were $20,000 and zero for accounts receivable and accounts receivable—related parties, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips, Sony, AOL and Quantum) to be significant.

3.	AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop the AOL service as a premium application on the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement which is included in deferred revenue as of April 30, 2002. AOL has agreed to pay the Company a revenue share on subscription revenues received from users of AOL on the TiVo platform and will reimburse TiVo for certain operating costs related to the AOL application. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. The term of the Development and Distribution Agreement is four years.

Investment Agreement

On April 29, 2002, the Company entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Investment Agreement between AOL and TiVo, dated June 9, 2000, as amended, AOL and TiVo set aside $48.0 million of AOL’s $200.0 million investment to subsidize the production of a jointly developed specialized AOL-TiVo set-top box. AOL has adopted TiVo’s existing Series2 platform for the deployment of the AOL application, thereby eliminating the need for funds to subsidize a specialized AOL-TiVo set-top box. Therefore, per the terms of the existing agreements, AOL exercised its put option and TiVo and AOL released $48 million of the restricted funds to AOL for the repurchase of 1.6 million shares of Series A redeemable convertible preferred stock. AOL holds a remaining 1,111,861 shares of Series A convertible preferred shares. The interest earned on the restricted funds, which totaled approximately $3.9 million, was released to TiVo and recognized as interest income. Additionally, the escrow account was terminated and all the associated rights, including the AOL net cash position test, are no longer in force.

Stockholder and Registration Rights Agreement

In conjunction with the Investment Agreement, TiVo also entered into a Stockholders and Registration Rights Agreement with AOL, dated as of June 9, 2000. Under the Stockholders and Registration Rights Agreement, as amended by the Funds Release Agreement, TiVo is obligated, upon the request of AOL, to register for resale under the Securities Act of 1933, as amended, the shares of common stock and Series A convertible preferred stock sold to AOL pursuant to the Investment Agreement, including the shares of common stock issuable upon exercise of the warrants, under the circumstances described below. AOL has the right to demand that TiVo effectuate up to four registrations of these securities upon written notice. AOL also has incidental registration rights pursuant to which TiVo is required to register their securities on other registration statements the Company files, with limited exceptions. Under the Investment Agreement, as amended, these registration rights will terminate with respect to any securities that are saleable pursuant to Rule 144(k) under the Securities Act, among other things. In the event that TiVo grants any other holders of its common stock additional registration rights on more favorable terms, AOL will also be deemed to have been granted the more favorable registration rights. Pursuant to the Funds Release Agreement, AOL waived its incidental registration rights under the Stockholders and Registration Rights Agreement with respect to registrations of the Company’s common stock that TiVo issues for non-cash consideration in connection with commercial transactions.

Pursuant to the Stockholders and Registration Rights Agreement, AOL also agreed to certain limitations on its rights as a TiVo stockholder until the earlier of eight years from the date of the agreement or until AOL no longer holds 10.0% of the outstanding shares of TiVo common stock. The limitations include:

•
AOL will be entitled to vote at its discretion the stock it owns representing up to 19.9% of the Company’s outstanding voting securities, but, subject certain limitations, will be required to vote all of the stock that it owns representing in excess of 19.9% of TiVo’s outstanding voting securities in accordance with the recommendation of the Company’s Board of Directors;

•
Without TiVo’s prior written consent, AOL is not permitted to sell the Company’s securities to a transferee that, to AOL’s knowledge, would thereafter own or have the right to acquire in excess of 5.0% of the Company’s outstanding capital stock, except in the event of a third party acquisition proposal, following a change of control or in other limited circumstances. In addition, TiVo has a right of first offer with respect to any sales of its securities by AOL other than sales pursuant to a third party acquisition proposal, following a change of control or pursuant to a bona fide underwritten public offering or Rule 144 under the Securities Act. AOL also has the right to transfer the Company’s securities to its affiliates, provided that any such affiliate agrees to be bound by the terms of the Stockholders and Registration Rights Agreement, and that it agrees to transfer such securities back to AOL if it ceases to be an affiliate of AOL;

•	AOL will not, subject to certain exceptions, acquire additional equity securities of TiVo without the Company’s prior written consent;

•	AOL will not make any solicitation of proxies or seek to influence any person with respect to TiVo voting securities without the Company’s prior written consent; and

•
AOL will not submit any offer or purchase proposal that is required to be made public by TiVo for any merger, consolidation, purchase of substantial assets or tender offer for the Company’s securities without the Company’s prior written consent.

In addition, the Stockholders and Registration Rights Agreement granted AOL the right to designate one person for election to the Company’s Board of Directors. In lieu of a Board member, AOL had the right to appoint an observer to attend all regular and special meetings of the Board of Directors. AOL was also entitled under the Stockholders and Registration Rights Agreement to receive financial and other information from TiVo, and have access to TiVo management. AOL waived these rights pursuant to the Funds Release Agreement.

Funds Release Agreement

In addition to providing for the release of the restricted funds and the amendments to the Company’s other agreements with AOL described above, TiVo and AOL also agreed to the following pursuant to the Funds Release Agreement:

•	AOL waived the preferred dividends and associated rights it was otherwise entitled to under the Series A redeemable convertible preferred stock, effective April 1, 2002;

•	AOL agreed to convert its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002; and

•
At any time when AOL is no longer an affiliate of the Company, and subject to owning a minimum number of shares, AOL will be required to notify TiVo before making a block sale of greater than 500,000 shares at a discount of greater than a specified percentage and TiVo will have the option, in lieu of such block sale, to facilitate an underwritten secondary offering of such shares.

Initial Common Stock Warrants A and B

Under the terms of the Investment Agreement, the Company issued two initial warrants which were vested upon issuance:

•	one warrant to purchase up to 2,308,475 shares of common stock at an initial exercise price of $23.11 per share,

•	one warrant to purchase up to 295,428 shares of common stock at an initial exercise price of $30.00.

Pursuant to the Second Amendment to the Investment Agreement, on January 30, 2001 the Company issued amended initial warrants to AOL which reduced the per share exercise price of both initial warrants to $7.29 per share.

The initial warrant exercisable for 2,308,475 shares expired on December 31, 2001. The initial warrant exercisable for 295,428 shares expires on December 31, 2003. The estimated fair value of the Initial Warrants and the incremental fair value of the warrants as a result of the reduction in the per share exercise price was recognized as prepaid marketing expense within stockholders deficit and was being amortized over the term of the Product Integration and Marketing Agreement. The remaining unamortized portion of this prepaid marketing expense of $11.6 million at January 31, 2002, was expensed as sales and marketing—related parties expense during the quarter ended April 30, 2002 since the June 2000 Investment Agreement was terminated by the April 2002 Funds Release Agreement.

Performance Warrants

In conjunction with AOL’s investment in September 2000, AOL could earn two performance warrants to purchase common stock. The vesting of the two performance warrants was subject to the achievement of milestones under the Investment Agreement and the Product Integration and Marketing Agreement. The Funds Release Agreement dated April 29, 2002 terminated the Investment Agreement. The Product Integration and Marketing Agreement was terminated, superseded and replaced by the Development and Distribution Agreement.

Financial Covenants

On April 29, 2002, the Company entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Funds Release Agreement, the escrow account was terminated and all the associated rights, including the AOL net cash position test, are no longer in force.

4.	AGREEMENTS WITH DIRECTV, INC.

On February 15, 2002, the Company entered into a new product development agreement and a services agreement (the “Development Agreement”) with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. Under the terms of the new development agreement, DIRECTV has agreed to pay TiVo a technology development fee to develop a next-generation DIRECTV receiver based on the Company’s recently announced Series2 digital video recording technology platform. Under this agreement, DIRECTV will assume primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV’s digital video recording services. Provided that the Company meets its obligations under the agreement, TiVo will not be required to subsidize or to make other payments to support the sale of current or next-generation receivers. DIRECTV will pay TiVo per-account monthly fees to provide server support and limited customer support to users of the next-generation receivers. In addition, upon deployment of the next-generation receivers, the Company’s compensation for monthly subscribers of current DIRECTV receivers with its digital recording service will shift to a similar per-account monthly fee basis. The term of the product development agreement is five years and includes a minimum two-year volume commitment from DIRECTV to deploy next-generation DIRECTV receivers with the Company’s digital video recording technology. Under the terms of the agreement, DIRECTV has the option to fulfill its obligations under the minimum volume commitment with a one-time cash payment to the Company of up to $3.0 million. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay TiVo an up-front fee, per-unit royalties and other fees.

Under the terms of the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, TiVo Service that enable advanced automatic recording capabilities and the delivery of promotional video to the receiver’s hard-disk drive. In exchange for the Company’s license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay TiVo a fee. The license is granted to DIRECTV in exchange for the fee on an annual basis and is renewable up to four times. The term of the services agreement is three years.

On February 15, 2002, TiVo and DIRECTV entered into an Amendment to Marketing Agreement and Tax Agreement. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the Development Agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things, revenue share for the TiVo stand-alone receiver, bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. The Amendment also modifies the Company’s indemnity obligations under the Tax Agreement, entered into with DIRECTV as of July 24, 2001, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

On January 7, 2002, TiVo entered into a letter agreement with DIRECTV, which amended and supplemented the September 28, 2001 letter agreement, extending the buy-down contribution arrangement through March 15, 2002. Subsequent to March 15, 2002, TiVo is under no obligation to pay the buy-down contribution. For the quarter ended April 30, 2002, the Company recognized $393,000 sales and marketing—related parties expense related to buy-down contributions to DIRECTV.

During the three months ended April 30, 2002, the Company recognized $1.6 million in revenue for engineering professional services in connection with the Development Agreement (see Note 2. “Revenue and Deferred Revenue Recognition”).

5.	SECOND AGREEMENT WITH ACQUA WELLINGTON NORTH AMERICAN EQUITIES FUND, LTD.

On February 13, 2002, the Company entered into a second common stock purchase agreement which, under certain circumstances, may allow TiVo to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of the Company’s common stock over the fourteen-month period ending on April 13, 2003. The Company views this purchase agreement as an auxiliary financing tool with the potential to provide TiVo with an efficient and flexible mechanism to raise cash to fund working capital needs, depending upon the market price of the Company’s common stock and certain other conditions set forth in the purchase agreement.

The purchase agreement provides that any stock the Company sells pursuant to the purchase agreement will be sold at a discount to the market price at the time of the sale of between 3% to 5.4%, unless TiVo agrees otherwise with Acqua Wellington. The amount and timing of each sale of common stock under the purchase agreement will be at the Company’s discretion, subject to certain potential limitations.

From time to time, the Company may present Acqua Wellington with draw down notices over a draw down period consisting of two periods of ten consecutive trading days each, unless the Company agrees otherwise with Acqua Wellington. Each draw down notice sets forth a threshold price and the dollar value of shares Acqua Wellington is obligated to purchase during the draw down period. The threshold price the Company chooses, which cannot be less than $3.00 without the consent of Acqua Wellington, establishes the maximum value of the stock the Company can obligate Acqua Wellington to buy during the period and the discount that Acqua Wellington will receive, unless the Company agrees otherwise with Acqua Wellington. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of the shares on each trading day during the draw down period on which the daily volume weighted average price for the Company’s common stock exceeds the threshold price determined by TiVo. The per share purchase price for the shares equals the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3% to 5.4%, based on the threshold price, unless the Company agrees otherwise with Acqua Wellington. If the daily volume weighted average price of the Company’s common stock falls below the threshold price on any trading day during a draw down period, Acqua Wellington will not be obligated but still may purchase the pro rata portion of shares of common stock allocated to that day at the threshold price for the draw down period, less the discount. The number of shares Acqua Wellington would be obligated to buy on any trading day during a draw down period is arrived at by dividing that day’s pro rata part of the total purchase amount by that day’s volume weighted average price, less Acqua Wellington’s discount. The total number of shares Acqua Wellington would be required to purchase during a draw down period is the aggregate of the daily amounts.

The purchase agreement also provides that from time to time and at the Company’s discretion it may grant Acqua Wellington the right to exercise one or more call options to purchase additional shares of the Company’s common stock during each draw down period for the amount that it specifies, so long as the aggregate of all such call option amounts and draw down amounts under the purchase agreement do not exceed $19,000,000. Upon Acqua Wellington’s exercise of the call option, the Company will issue and sell the shares of its common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of the Company’s common stock on the day Acqua Wellington notifies the Company of its election to exercise its call option or the threshold price for the call option determined by the Company and set forth in the draw down notice, less a discount ranging from 3% to 5.4%, based on the threshold price, unless the Company agrees otherwise with Acqua Wellington.

The purchase agreement further provides that if, during a draw down period with Acqua Wellington, the Company enters into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase shares of the draw down amount and any call option amounts requested by the Company at the price otherwise applicable to the sale to Acqua Wellington, or at the third party’s price. Acqua Wellington may also decide not to purchase the shares during that draw down period. If, between draw down pricing periods, the Company enters into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase up to the draw down amount that would be applicable based on the gross price per share to be paid for the common stock in the other financing on the same terms and conditions contemplated in the other financing, net of the third party’s discount and fees, or, if the applicable share price is below the minimum threshold price, up to 20% of the total amount to be raised by the Company in the other financing.

The shares of common stock which it may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152).

6.	CONVERTIBLE NOTES PAYABLE

On February 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders of our 7% Convertible Senior Notes that are due August 15, 2006. The Company paid $499,000 to related party noteholders and $972,000 to non-related party noteholders. The coupon interest is paid semi annually.

There were no conversions nor redemptions of the convertible notes into TiVo common stock during the three-month period ended April 30, 2002.

The conversion price on our outstanding convertible senior notes will be reduced on August 23, 2002 if the conversion price is greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a minimum conversion price of $4.21 per share. In addition, the conversion price on the notes may be reduced if we, prior to August 28, 2003, issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

7.	SONY RELATIONSHIP

The Notes payable-related held by Sony were paid in full during the three months ended April 30, 2002. The notes were a result of a negotiated deferred payment schedule of payables due as of March 31, 2001.

8.	BEST BUY AGREEMENT

On March 3, 2002, TiVo entered into an agreement with Best Buy, pursuant to which Best Buy agreed that TiVo personal video recorders will be the only stand-alone personal video recorders with electronic program guide-based service sold by Best Buy. Under the agreement, Best Buy will be the exclusive retail distributor of the TiVo-only branded Series2 personal video recorders. The agreement does not place any limitations on the manufacture and distribution by the Company’s partners of co-branded personal video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party. The Company has arranged to have a contract manufacturer produce the Series2 personal video recorders that Best Buy will sell. TiVo will share with Best Buy a portion of the TiVo Service revenue from the TiVo personal video recorders sold under this arrangement (See Note 9).

9.	SALES OF SERIES2 PLATFORM

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to Best Buy, AT&T Broadband, and directly to consumers through TiVo’s online sales efforts. TiVo is currently involved in manufacturing and fulfillment process for the Series2 personal video recorders, including hiring contract manufacturers to build the Series2 personal video recorders, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo expects to maintain inventory of the Series2 personal video recorders. The Company intends to manage these operations at a breakeven margin.

TiVo considers these operations to be transitional in nature and incidental to its core business. TiVo is engaged in these operations in order to accelerate the introduction of the Series2 platform and facilitate the acquisition of TiVo Service customers and revenues. As a result, the Company reports the net financial results of these efforts in Sales and Marketing expenses. The Company expects that in the future, as the cost of manufacturing the Series2 and other TiVo personal video recorders continues to decline, consumer electronics partners will play a greater role in manufacturing and distribution.

For the three-month period ended April 30, 2002, the sales and cost of goods sold of Series2 platforms to Best Buy and directly by TiVo were as follow:

Three Months Ended April 30, 2002
Sales	$3,780,000
Cost of Goods Sold	3,665,000

$115,000

Sales represent the funds received from Series2 customers. Cost of goods sold include all product costs as well as direct costs related to these operations, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses.

10.	BRITISH SKY BROADCASTING LIMITED RELATIONSHIP

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between TiVo and British Sky Broadcasting Limited (“BSkyB”) on April 29, 2002, TiVo has agreed at its discretion on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in US dollars in an amount equal to $2.5 million. The Company has accrued $2.5 million as of April 30, 2002 for this liability.

11.	COMMITMENTS AND CONTINGENCIES

Facilities Leases

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

Additionally, we currently lease international office space in Berkshire, United Kingdom under a lease that does not expire until March 2006. We are actively searching for tenants to sublease the office. We believe that our facilities are well maintained and are in good operating condition. We recorded charges of approximately $283,000 during the three months ended April 30, 2002, which primarily related to the difference between our contract rent obligations and the rate at which we expect to be able to sublease the property.

12.	LEGAL PROCEEDINGS

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process,” held by StarSight. The complaint alleged that TiVo infringed the patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against the Company’s operations. The suit also seeks attorneys’ fees and costs. TiVo believes that it has meritorious defenses against the suit and intends to vigorously defend itself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. The Company could be forced to incur material expenses during this litigation, and in the event it was to lose this suit, its business would be harmed.

        On September 25, 2001, Pause Technology filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology seeks unspecified monetary damages as well as an injunction against its operations. It also seeks attorneys’ fees and costs. The Company’s answer was filed on December 26, 2001. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue seeks unspecified monetary damages as well as an injunction against our operations. The Company’s answer was filed on January 23, 2002. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. However, it could be forced to incur material expenses during this litigation and, in the event it was to lose the lawsuit, the Company’s business could be harmed.

On January 23, 2002, TiVo filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that the Company is the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. TiVo has requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award it compensatory damages, treble damages and attorneys’ fees and costs. The Company could be forced to incur material expenses during this litigation and, in the event it was to lose the lawsuit, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, it could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, the Company’s business could be harmed.

13.	SUBSEQUENT EVENTS

Change in Registrant’s Certifying Accountant

On May 9, 2002, the Executive Committee of the Board of Directors of TiVo Inc adopted the recommendation of the Audit Committee to dismiss its independent auditors, Arthur Andersen LLP and to engage KPMG LLP to serve as its new independent auditors. On June 6, 2002, KPMG LLP, upon the completion of their normal due diligence procedures, was formally engaged as the independent auditors of TiVo Inc. for its fiscal year ending January 31, 2003.

Toshiba Semiconductor and Toshiba America Electronic Components, Inc. Agreement

On June 12, 2002, TiVo announced Toshiba Semiconductor and Toshiba America Electronic Components, Inc., licensed intellectual property in the form of a proprietary Media ASIC design and a hardware porting kit that provides a standardized layer for implementing TiVo digital video recording services on a variety of hardware platforms and operating systems. This technology will enable digital video recorder manufacturers to differentiate their products with minimal costs.

The Company believes the addition of its Media ASIC intellectual property into Toshiba’s chip offering will enable consumer electronics manufacturers to more easily and inexpensively integrate TiVo functionality into future devices. The Media intellectual property is an important component of TiVo’s overall technology portfolio.

The hardware porting kit facilitates an open, hardware-agnostic approach to digital video recorder implementation. It provides the standard software layer from which digital video recorder applications can be ported to a range of hardware platforms and operating systems. This allows manufacturers that utilize Toshiba’s TiVo enabled chip to readily differentiate their product with little overall costs.

As part of the agreement, the companies have agreed to work together to integrate the technology into chips that TiVo expects will become available sometime in calendar year 2004. In conjunction with this agreement, Toshiba has agreed to pay an up-front technology access fee.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words “believes,” “anticipates,” “expects,” and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors That May Affect Future Operating Results” and other risks detailed in our reports filed with the Securities and Exchange Commission.

TiVo reached several important milestones in the first quarter ended April 30, 2002:

•	Our revenues increased 209% over first quarter of fiscal year 2001, from $3.2 to $9.9 million;

•	Our subscriber base increased 123% over first quarter of fiscal year 2001, from 189,000 to 422,000, due to increased consumer demand;

•	We recognized $1.6 million of engineering professional services revenue; and

•	We received cash payments from AOL and DIRECTV from new agreements signed in first quarter ended April 30, 2002.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 1. Note 2 in the notes to the condensed consolidated financial statements.

Revenue Recognition

Based on the guidance provided by Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have received customer acceptance, or are otherwise released from our service obligation or customer acceptance obligations.

Lifetime Subscriptions

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

Engineering Professional Services

        We recognize revenue for our engineering professional using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. We are able to reasonably estimate, track and project the remaining progress toward completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL.

Complex Agreements

TiVo has a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

We recognize revenue under our technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition” (“SOP 97-2”). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize license revenue. We have not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. We intend to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish VSOE for undelivered elements and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort.

Stock Based Compensation

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

Assumptions on Non-Cash Expenses

Several of our arrangements require TiVo to make estimations and assumptions for the valuation of non-cash expenses. For example, under the AOL agreements we calculated the estimated fair market value of the AOL Initial Common Stock Warrants using the Black-Scholes option-pricing model. Several assumptions are made in the model such as the term and risk-free rate of return.

Valuation Allowance Against Deferred Tax Assets

We provided a valuation allowance of $179.4 million and $123.8 million against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of January 31, 2002 and 2001. The valuation allowance was recorded given the losses we incurred through January 31, 2002 and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability we will not fully realize the deferred tax benefits.

As of April 30, 2002, the Company has the following contractual cash obligation payments:

($’s in 000’s)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Contractual cash obligations
Long-term convertible debt	$44,250	$—	$—	$44,250	$—
Interest on long-term convertible debt	13,912	3,097	9,034	1,781	—
Capital lease obligations	337	337	—	—	—
Operating leases	15,352	2,005	6,251	7,096	—
Total Contractual Cash Obligations	$73,851	$5,439	$15,285	$53,127	$—

As of April 30, 2002, the letter of credit previously reported as a commercial commitment has been fully paid and is no longer in effect.

Results of Operations

Revenues.    Revenues for the three months ended April 30, 2002 were $9.9 million, over 200% higher than the prior year comparable period revenue of $3.2 million. The increase is largely attributable to increased customer subscriptions to the TiVo Service. During the three months ended April 30, 2002, we activated approximately 42,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 422,000, more than double the installed base as of April 30, 2001. As of April 30, 2002, approximately 56% of our subscribers have elected lifetime service and approximately 36% of our subscribers used the TiVo Service through a DIRECT/TiVo combination unit. Additionally, of the total revenue of $9.9 million, we recognized $1.6 million in revenue from a customer who is also a related party, for engineering professional services. We anticipate fiscal year 2003 will have continued revenue growth as our subscriber base grows and we recognize additional revenue from engineering professional services.

Cost of revenues.    Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers and engineering professional services to our customers. Cost of revenues remained flat for the three months ended April 30, 2001 compared to the three months ended April 30 , 2002. Total salaries and benefits decreased 60% compared to the same time during the prior year due to reductions in staffing. Additionally, telecommunications and network expense decreased by 32%. This decrease was a result of continued reduction of the service cost per subscriber by using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. However, these reductions were offset by increases related to providing revenue for engineering professional services to a related party.

Research and development expenses.    Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees related to the design of the digital video recorder that enables the TiVo Service. Research and development expenses for the three months ended April 30, 2002 were $5.0 million compared to $6.9 million for the three months ended April 30, 2001. Significant decreases in use of outside services accounted for approximately 26% of the total reduction for the three months ended April 30, 2002.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three months ended April 30, 2002 was $8.3 million compared to $13.2 million for the three months ended April 30, 2001. Additionally included are the revenues from the sale of personal video recorders sold to Best Buy or directly by TiVo of $3.8 million, less the cost of the personal video recorders sold of $3.7 million resulting in a margin of $115,000 (See Note 9 to the consolidated financial statements. “Sales of Series2 Platform”).

The significant decrease for the three-month period was primarily attributable to an 85% decrease in expenditures for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo.

Sales and marketing—related parties.    Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony and Quantum, all of which held stock in TiVo. Sales and marketing—related parties expense for the three months ended April 30, 2002 was $22.9 million compared to $23.5 million for the three months ended April 30, 2001. Approximately 50%, of the total sales and marketing—related parties expense for the period ended April 30, 2002, $11.6 million, was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense related to the June 2000 Investment Agreement which has been terminated by Funds Release Agreement (see Note 3 to the consolidated financial statements. “AOL Relationship”).

Sales and marketing—related parties expense for the three months ended April 30, 2002, consists of cash charges of $10.7 million and non-cash charges of $12.2 million, respectively. Sales and marketing—related parties expense for the same period in the prior year consisted of cash charges of $19.5 million and non-cash charges of $4.0 million, respectively. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to NBC and AOL. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $5.1 million reflected in accrued liabilities—related parties. In general, interest started accruing from March 31, 2001 and beginning in October 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. Additionally, we expect to continue to work with our partners to manage manufacturing costs.

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2002 was $3.8 million compared to $4.6 million for the three months ended April 30, 2001. Reductions in consulting expenses accounted for 41% of the decrease in expense from the prior year comparable period.

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $4.1 million for the three months ended April 30, 2002 compared to $1.4 million for the three months ended April 30, 2001. The increase is a result of the release from the escrow account to us of $3.9 million in interest earned on AOL restricted cash.

Interest expense and other.    Interest expense and other was $1.9 million for the three months ended April 30, 2002. This includes the coupon interest expense of $512,000 related to the convertible notes and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $8,000. Additionally $930,000 is attributable to the amortization of financing expenses related to the convertible notes. For the three months ended April 30, 2001, interest expense and other was $50,000. Interest expense-related parties was $412,000 for the three-month period ended April 30, 2002. This includes $263,000 related to the convertible notes and $149,000 for interest expense payable to our strategic partners according to negotiated deferred payment schedules.

Series A redeemable convertible preferred stock dividend.    Under the terms of the Investment Agreement between AOL and us, we were was required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three months ended April 30, 2002 were $220,000. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002.

Accretion to redemption value of convertible preferred stock.    As a result of our repurchase of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs incurred last fiscal year were expensed during the three months ended April 30, 2002. Prior to this quarter, these issuance costs were classified as additional paid-in capital for the Series A redeemable convertible preferred stock.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2002. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002
	(unaudited, in thousands except per share data)
Revenues	$869	$1,102	$2,166	$3,196	$4,106	$5,342	$6,753	$9,860
Costs and expenses
Cost of revenues	4,327	4,179	5,688	5,467	4,408	5,218	4,821	5,453
Research and development	6,989	7,748	5,987	6,923	6,898	7,510	5,874	5,002
Sales and marketing	16,702	34,834	47,134	13,168	5,899	7,228	2,770	8,340
Sales and marketing—related parties	9,293	24,283	21,093	23,488	16,146	11,239	24,959	22,922
General and administrative	4,015	4,098	4,690	4,582	4,379	5,326	4,588	3,759

Loss from operations	(40,457)	(74,040)	(82,426)	(50,432)	(33,624)	(31,179)	(36,259)	(35,616)
Interest income	1,752	2,056	2,305	1,390	607	65	101	4,099
Interest expense and other	(276)	(46)	(86)	(50)	(45)	(1,171)	(1,415)	(1,459)
Interest expense—related parties	—	—	—	—	(559)	(553)	(531)	(412)

Loss before taxes	(38,981)	(72,030)	(80,207)	(49,092)	(33,621)	(32,838)	(38,104)	(33,388)
Provision for income taxes	—	—	—	—	—	(1,000)	—	—

Net loss	(38,981)	(72,030)	(80,207)	(49,092)	(33,621)	(33,838)	(38,104)	(33,388)
Less: Series A redeemable convertible preferred stock dividend	—	(665)	(1,272)	(1,092)	(840)	(658)	(428)	(220)
Less: Accretion to redemption value of convertible preferred stock	—	—	—	—	—	—	—	(1,445)

Net loss attributable to common stockholders	$(38,981)	$(72,695)	$(81,479)	$(50,184)	$(34,461)	$(34,496)	$(38,532)	$(35,053)

Net loss per share
Basic and diluted	$(1.09)	$(1.89)	$(2.00)	$(1.20)	$(0.82)	$(0.81)	$(0.85)	$(0.74)
Weighted average shares	35,865	38,461	40,774	41,787	42,095	42,668	45,276	47,344

We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscribers during and immediately after the holiday shopping season. We also expect to generate a portion of future revenues from licensing agreements. When we complete our obligations under our licensing and professional services agreements, we will recognize revenue. It is likely this will lead to an uneven pattern of quarterly revenue and revenue growth.

Liquidity and Capital Resources

From inception through April 30, 2002, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities, the proceeds from our initial public offering and the August 2001 private placement of convertible debt with warrants. At April 30, 2002, we had $35.9 million of cash and cash equivalents. We believe these funds represent sufficient resources to fund operations, capital expenditures and working capital needs through our fiscal year ending January 31, 2003.

Net cash used in operating activities was $16.4 million for the three months ended April 30, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $33.4 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $18.7 million, an increase in accounts receivable-related parties of $4.1 million, an increase in prepaid expenses-related parties of $3.8 million, an increase in accounts payable of $2.2 million, an increase in accrued liabilities of $1.1 million, a decrease in accounts receivable of $590,000 and an increase in prepaid expenses of $95,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in deferred revenue-related parties of $5.6 million, an increase in long-term deferred revenue of $4.0 million, an increase in deferred revenue of $2.2 million and a decrease in other long-term liabilities of $148,000.

Net cash used in investing activities for the three months ended April 30, 2002 was $285,000 for the acquisition of property and equipment.

Net cash provided by financing activities was $245,000 for the three months ended April 30, 2002. Of this amount, $220,000 was used for payment of the Series A redeemable convertible preferred stock dividend and $209,000 was used for payment on a capital lease. An additional $647,000 of financing was obtained as proceeds from the issuance of common stock through our employee stock purchase plan and $27,000 from the issuance of common stock for stock options exercised.

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

From time to time, we may present Acqua Wellington with draw down notices over a draw down period consisting of two periods of ten consecutive trading days each, unless we agree otherwise with Acqua Wellington. Each draw down notice sets forth a threshold price and the dollar value of shares Acqua Wellington is obligated to purchase during the draw down period. The threshold price we choose, which cannot be less than $3.00 without the consent of Acqua Wellington, establishes the maximum value of the stock we can obligate Acqua Wellington to buy during the period and the discount that Acqua Wellington will receive, unless we agree otherwise with Acqua Wellington. Once presented with a draw down notice, Acqua Wellington is required to purchase a pro rata portion of the shares on each trading day during the draw down period on which the daily volume weighted average price for our common stock exceeds the threshold price determined by us. The per share purchase price for the shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3% to 5.4%, based on the threshold price, unless we agree otherwise with Acqua Wellington. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, Acqua Wellington will not be obligated but still may purchase the pro rata portion of shares of common stock allocated to that day at the threshold price for the draw down period, less the discount. The number of shares Acqua Wellington would be obligated to buy on any trading day during a draw down period is arrived at by dividing that day’s pro rata part of the total purchase amount by that day’s volume weighted average price, less Acqua Wellington’s discount. The total number of shares Acqua Wellington would be required to purchase during a draw down period is the aggregate of the daily amounts.

The purchase agreement also provides that from time to time and at our discretion we may grant Acqua Wellington the right to exercise one or more call options to purchase additional shares of our common stock during each draw down period for the amount that we specify, so long as the aggregate of all such call option amounts and draw down amounts under the purchase agreement do not exceed $19,000,000. Upon Acqua Wellington’s exercise of the call option, we will issue and sell the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Acqua Wellington notifies us of its election to exercise its call option or the threshold price for the call option determined by us and set forth in the draw down notice, less a discount ranging from 3% to 5.4%, based on the threshold price, unless we agree otherwise with Acqua Wellington.

The purchase agreement further provides that if, during a draw down period with Acqua Wellington, we enter into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase shares of the draw down amount and any call option amounts requested by us at the price otherwise applicable to the sale to Acqua Wellington, or at the third party’s price. Acqua Wellington may also decide not to purchase the shares during that draw down period. If, between draw down pricing periods, we enter into an agreement with a third party to issue common stock or securities convertible into common stock, the principal purpose of which is to raise capital, Acqua Wellington will have the option to purchase up to the draw down amount that would be applicable based on the gross price per share to be paid for the common stock in the other financing on the same terms and conditions contemplated in the other financing, net of the third party’s discount and fees, or, if the applicable share price is below the minimum threshold price, up to 20% of the total amount to be raised by us in the other financing.

We have commitments for future lease payments under facilities operating leases of $15.4 million and obligations under capital leases of $337,000 as of April 30, 2002. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

On April 30, 2002, we entered into a Development and Distribution Agreement with America Online, Inc. AOL made an up-front payment of $4.0 million under this agreement.

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between us and BSkyB on April 29, 2002, we have agreed at our discretion on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of our common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in US dollars in an amount equal to $2.5 million.

The conversion price of our convertible notes will be reduced on August 23, 2002 if the conversion price is greater then the average closing price per share of our commons stock for the 10 consecutive trading days preceding August 23, 2002, subject to a floor of $4.21 per share. In addition, the conversion price on the notes may be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. A reduced conversion price on the convertible notes would increase our interest expense and could potentially result in additional share dilution.

Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our customer call center;

•	for advertising to educate consumers;

•	to expand our engineering professional services business; and

•	for general corporate purposes.

We believe that our cash and cash equivalents, will be sufficient to fund our operations through our fiscal year ending January 31, 2003. Despite our expectations, we may need to raise additional capital before the end of the fiscal year.

In addition, in order to meet long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See “Factors That May Affect Future Operating Results–If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.”

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

We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three months ended April 30, 2002 we recognized revenues of $9.9 million. As of April 30, 2002, we had an accumulated deficit of $495.0 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As of April 30, 2002, only a limited number of personal video recorders had been sold and we obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

If our marketing in the retail channel is not successful, consumers and consumer electronics manufacturers may not accept the TiVo Service and products that enable the TiVo Service.

Our success depends upon a continually successful retail marketing campaign for the TiVo Service and related personal video recorders, which began in the third quarter of calendar year 1999. We rely in part on our consumer electronics partners to manufacture, market, sell and support personal video recorders that enable the TiVo Service. We also rely on the efforts of AT&T Broadband, DIRECTV and BSkyB to market, sell and support the TiVo Service to AT&T Broadband, DIRECTV and BSkyB subscribers. The ongoing marketing campaign requires, among other things, that we:

•	educate consumers on the benefits of the TiVo Service and related personal video recorder, which will require an extensive marketing campaign;

•	commit a substantial amount of human and financial resources to achieve continued, successful retail distribution; and

•	coordinate our own sales, marketing and support activities with those of AT&T Broadband, DIRECTV, Best Buy, AOL and other strategic partners.

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

The TiVo Service is enabled through the use of a personal video recorder made available by us and a limited number of third parties. In addition, we rely on sole suppliers for a number of key components for the personal video recorders. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third parties:

If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services.    We have manufactured a certain amount of the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics partners to manufacture and distribute personal video recorders that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our manufacturing partners to reach sufficient production volume of personal video recorders to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the personal video recorders that enable the TiVo Service. Delays, product shortages and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

If our corporate partners fail to perform their obligations, we may be unable to effectively market and distribute our products and services.    In addition to our own efforts, our manufacturing partners distribute personal video recorders that enable the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support personal video recorders and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support personal video recorders and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support personal video recorders and other devices that enable the TiVo Service. We also expect to rely on AOL, AT&T Broadband, Best Buy, DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for the personal video recorders and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time.    We currently rely on sole suppliers for a number of the key components and services used in the personal video recorders and the TiVo Service. For example:

•	NEC is the sole supplier of the CPU and application specific integrated circuit semiconductor devices;

•	Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

•	ATMEL is the sole supplier of the secure microcontroller semiconductor device; and

•	Tribune Media Services is the sole supplier of program guide data.

In addition to the above, we have several sole suppliers for key components of our products currently under development.

We cannot be sure that alternative sources for key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms.    If our agreements or our manufacturing partners’ agreements with NEC, Broadcom, ATMEL or Tribune Media Services were to terminate or expire, or if our manufacturing partners or we were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances.

To transition to the Series2 platform, we have contracted for the manufacture of certain Series2 personal video recorders with contract manufacturers. We sell these units to Best Buy and AT&T Broadband, as well as through TiVo’s own online sales efforts. As part of this effort, we expect to maintain some inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory.

Our ability to generate revenues from subscription fees is unproven and may fail.

We expect to generate a substantial portion of our revenues from subscription fees for the TiVo Service. Many of our potential customers already pay monthly fees for cable or satellite television services. We must convince these consumers to pay an additional subscription fee to receive the TiVo Service. The availability of competing services that do not require subscription fees will harm our ability to effectively attract subscribers. In addition, the personal video recorder that enables the TiVo Service can be used to record programs and pause, rewind and fast-forward through live or recorded shows without an active subscription to the TiVo Service. If a significant number of purchasers of the personal video recorders use these devices without subscribing to the TiVo Service, our revenue growth will decline and we may not achieve profitability.

Our business is expanding and our failure to manage growth could disrupt our business and impair our ability to generate revenues.

Since we began our business in August 1997, we have expanded our operations. We may need to adjust our headcount and infrastructure to allow us to pursue market opportunities. The growth in our subscriber base has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

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

Although our initial success will depend on building a significant customer base and generating subscription fees from the TiVo Service, our long-term success will depend on securing additional revenue streams such as:

•	advertising;

•	audience measurement research;

•	revenues from programmers; and

•	electronic commerce.

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

The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

Companies offering similar products and services.    We are likely to face intense direct competition from companies such as Microsoft, OpenTV, NDS, EchoStar Communications Corp., CacheVision, Keen Personal Media, Inc., Moxi Digital and SONICblue. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service’s functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to UltimateTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV enables its subscribers to receive Microsoft’s UltimateTV service. AOL Time Warner has made an investment in Moxi Digital. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

Established competitors in the consumer electronics market.    We compete with consumer electronic products in the television and home entertainment industry. The television and home entertainment industry is characterized by rapid technological innovation, a small number of dominant manufacturers and intense price competition. As a new product category, personal television enters a market that is crowded with several established products and services. The competition for consumer spending in the television and home entertainment market is intense, and our products and services compete with:

•	satellite television systems;

•	video on demand services;

•	digital video disc players; and

•	laser disc players.

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

Established competition for advertising budgets.    Personal television, in general, and TiVo, specifically, also compete with traditional advertising media such as print, radio and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive personal television as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo Service.

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

We have detected and may continue to detect errors and product defects.    These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo Service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the personal video recorders and the TiVo Service.

Intellectual property claims against us can be costly and could result in the loss of significant rights.

From time to time, we receive letters form third parties alleging that we are infringing their intellectual property. If any of these third parties or others were to bring suit against us, our business could be harmed because intellectual property litigation may:

•	be time-consuming and expensive;

•	divert management’s attention and resources away from our business;

•	cause delays in product delivery and new service introduction;

•	cause the cancellation of new products or services; or

•	require us to pay significant royalties or licensing fees.

The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides.    Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right or our inability to design around an asserted patent or other right could cause our manufacturing partners to cease manufacturing personal video recorders that enable the TiVo Service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process,” held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys’ fees and costs. We believe that we have meritorious defenses against the suit and intend to vigorously defend ourselves. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. We could be forced to incur material expenses during this litigation, and in the event we were to lose this suit, our business would be harmed.

On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On December 12, 2001, SONICblue Incorporated filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue seeks unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We have requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys’ fees and costs. We could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the personal television industry. These organizations or individual media companies may attempt to require companies in the personal television industry to obtain copyright or other licenses. A number of articles have appeared in the press regarding the formation of a consortium of broadcast and cable television networks called the Advanced Television Copyright Coalition. Some of those articles have indicated that the coalition is prepared to support litigation and to explore legislative solutions unless the members of the personal television industry agree to obtain license agreements for use of the companies’ programming. We have received letters from Time Warner Inc. and Fox Television stating that these entities believe our personal television service exploits copyrighted networks and programs without the necessary licenses and business arrangements. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs and adversely affect our business.

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

We need to safeguard the security and privacy of our subscribers’ confidential data, and any inability to do so may harm our reputation and brand and expose us to legal action.

The personal video recorder collects and stores viewer preferences and other data that many of our subscribers consider confidential.    Any compromise or breach of the encryption and other security measures that we use to protect this data could harm our reputation and expose us to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could compromise or breach the systems we use to protect our subscribers’ confidential information. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

Uncertainty in the marketplace regarding the use of data from subscribers could reduce demand for the TiVo Service and result in increased expenses.

Consumers may be concerned about the use of viewing information gathered by the TiVo Service and personal video recorder.    Currently, we gather anonymous information about our subscribers’ viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

Factors that may affect our quarterly operating results include:

•	demand for personal video recorders and the TiVo Service;

•	the timing and introduction of new services and features on the TiVo Service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic partners;

•	entering into new or terminating existing strategic partnerships;

•	changes in the subsidy payments we make to certain strategic partners;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	loss of subscribers to the TiVo Service; and

•	general economic conditions.

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

We expect that a portion of our future revenues will come from targeted commercials and other forms of television advertising enabled by the TiVo Service. Expenditures by advertisers tend to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or increase the time it takes to close a sale with our advertisers, which could cause our revenues from advertisements to decline significantly in any given period.

If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.

We expect that our existing capital resources will be sufficient to meet our cash requirements through our fiscal year ending January 31, 2003. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

We have entered into agreements with our consumer electronic manufacturing partners to manufacture personal video recorders that enable the TiVo Service. Although we intend to reduce subsidy payments in the future, in certain agreements, we have agreed to pay our manufacturing partners a per-unit subsidy for each personal video recorder that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturing partners are unable to manufacture the personal video recorders at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. We are obligated to pay a portion of the subsidy when the personal video recorder is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the personal video recorders and other devices that enable the TiVo Service.

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

If there is an adverse outcome in either class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. We believe that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. Discovery, through which we would seek to investigate the plaintiff’s claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

We expect to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through June 7, 2002, our common stock has closed between $71.50 per share and $3.01 per share, closing at $4.20 on June 7, 2002. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

•	Announcements by us or our competitors of the creation, developments under or termination of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

•	Fluctuations in the market prices generally for technology-related stocks;

•	Fluctuations in general economic conditions;

•	Fluctuations in interest rates;

•	Market conditions affecting the television and home entertainment industry;

•	Fluctuations in operating results; and

•	Additions or departures of key personnel.

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

We may be required to repurchase our outstanding convertible senior notes upon a repurchase event; however, we may not be able to do so.

Holders of our convertible senior notes may require us to repurchase all or any portion of their notes upon a repurchase event, which includes certain changes in control and a failure of our shares of common stock to be listed for trading on the Nasdaq or a U.S. national securities exchange. Although there are currently no restrictions on our ability to pay the repurchase price, future debt agreements may prohibit us from repaying the repurchase price in cash. If we are prohibited from repurchasing the notes, we could seek consent from our lenders to repurchase the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from repurchasing the notes. Even if we are not prohibited from repurchasing the notes, we may not have sufficient funds to do so. If we were unable to repurchase the notes upon a repurchase event, it would result in an event default under the indenture governing the notes. The occurrence of an event of default under the notes could lead to the acceleration of all amounts outstanding under the notes, and may also trigger cross-default provisions resulting in the acceleration of our other then-existing debt. These events in turn could harm our share price as well as our ability to continue our operations.

If the conversion price on our outstanding convertible senior notes were reduced, it would result in dilution to the existing holders of our common stock.

The conversion price on our outstanding convertible senior notes will be reduced on August 23, 2002, if the conversion price is greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a minimum conversion price of $4.21 per share. In addition, the conversion price on the notes may be reduced if we, prior to August 28, 2003, issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

If shares of common stock are purchased in a transaction under the February 2002 common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., described above in Item 2 under the heading “Liquidity and Capital Resources,” existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 3.0% and 5.4%, to the daily volume-weighted average price of our common stock, unless otherwise agreed to by us and Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the daily volume weighted average price of our common stock over the draw down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure on the price of our stock.

        Our prior engagement of Arthur Andersen LLP as our independent auditors during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999 may adversely affect our ability to access the public capital markets and make timely filings with the Securities and Exchange Commission in the future.

Our former independent public accountant, Arthur Andersen LLP, informed us that, on March 14, 2002, an indictment was unsealed charging it with federal obstruction of justice arising from the U.S. government’s investigation of Enron Corp. Since this occurrence, we, like many other former clients of Arthur Andersen, have selected a new independent auditor, in our case, KPMG LLP, and the majority of partners of Arthur Andersen have sought alternative sources of employment. The combination of these factors has materially adversely affected Arthur Andersen’s ability to perform services previously provided and to satisfy any claims arising out of services previously provided. However, any registration statement that we file in the future will be required to include certain of our financial statements audited by Arthur Andersen. Pursuant to a rule which currently expires according to its terms on December 31, 2002, the Securities and Exchange Commission will continue accepting financial statements audited by Arthur Andersen as long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen; however, we cannot assure you that we will be able to secure such a report in the future. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission could be impaired if the Securities and Exchange Commission or our underwriters cease to accept financial statements from a prior period audited by Arthur Andersen for which we are not able to obtain a reissued audit report from Arthur Andersen. In that case, we would not be able to access the public capital markets unless another independent accounting firm is willing and able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on us.

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

The table below presents principal amounts and related weighted average interest rates as of April 30, 2002 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents	$35,879,000
Average interest rate	2.50%

In future quarters the price of our stock may reduce the conversion price on the convertible notes “Factors That May Affect Future Operating Results—If the conversion price on the notes were reduced, it would result in dilution to the existing holders of our common stock.” In addition, a reduced conversion price on the convertible notes would increase the beneficial conversion calculation, thus increasing our interest expense.

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

PART II:    OTHER INFORMATION

Item 1.	Legal Proceedings

StarSight Telecast Inc.    On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process,” held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. Starsight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys’ fees and costs. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent.

IPO Litigation.    We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. We believe that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Alan Federbush and Mitchell Brink.    On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. Discovery, through which we would seek to investigate the plaintiff’s claims, has not commenced. Based on the information available, we are unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Pause Technology LLC.    On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Lawsuit filed by SONICblue Inc.    On December 12, 2001, SONICblue Incorporated filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue seeks unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. We believe that we have meritorious defenses against this suit and intend to defend ourselves vigorously. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

Lawsuit filed against SONICblue Inc.    On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We have requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys’ fees and costs. We could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit.    On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive, relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Change in Registrant’s Certifying Accountant

On May 9, 2002, the Executive Committee of the Board of Directors of TiVo Inc. adopted the recommendation of the Audit Committee to dismiss its independent auditors, Arthur Andersen LLP and to engage KPMG LLP to serve as its new independent auditors. On June 6, 2002, KPMG LLP, upon the completion of their normal due diligence procedures, was formally engaged as the independent auditors of TiVo Inc. for its fiscal year ending January 31, 2003.

Toshiba Semiconductor and Toshiba America Electronic Components, Inc. Agreement

On June 12, 2002, TiVo announced Toshiba Semiconductor and Toshiba America Electronic Components, Inc., licensed intellectual property in the form of a proprietary Media ASIC design and a hardware porting kit that provides a standardized layer for implementing TiVo digital video recording services on a variety of hardware platforms and operating systems. This technology will enable digital video recorder manufacturers to differentiate their products with minimal costs.

The Company believes the addition of its Media ASIC intellectual property into Toshiba’s chip offering will enable consumer electronics manufacturers to more easily and inexpensively integrate TiVo functionality into future devices. The Media intellectual property is an important component of TiVo’s overall technology portfolio.

The hardware porting kit facilitates an open, hardware-agnostic approach to digital video recorder implementation. It provides the standard software layer from which digital video recorder applications can be ported to a range of hardware platforms and operating systems. This allows manufacturers that utilize Toshiba’s TiVo enabled chip to readily differentiate their product with little overall costs.

As part of the agreement, the companies have agreed to work together to integrate the technology into chips that TiVo expects will become available sometime in calendar year 2004. In conjunction with this agreement, Toshiba has agreed to pay an up-front technology access fee.

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999).

4.1	Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.2	Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.3
Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.4	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.5
Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.6	Form of One-Year Warrant (incorporated by reference to Exhibit 4.3 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.7
Warrant Agreement, dated August 28, 2001 between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.8	Form of Five-Year Terminable Warrant (incorporated by reference to Exhibit 4.4 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.9+
Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on April 2, 2001).

4.10
Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

4.11
Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.12
Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.13
Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

EXHIBIT NUMBER	DESCRIPTION

4.14
Registration Rights Agreement, dated as of August 28, 2001, by and among TiVo Inc. and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.15
Form of Stock Option Grant used in connection with an option granted outside of TiVo’s stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.1++	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.2++
Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.3++	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.4++	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.5++	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.6++
Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.7++
TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and Sony Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.8++
TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and Sony Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.9++
Addendum to TiVo/NBC Agreement, dated as of August 8, 2001, between TiVo Inc. and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.10
Common Stock Purchase Agreement, dated as of December 21, 2001, between TiVo and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 21, 2001).

10.11
Common Stock Purchase Agreement, dated as of February 13, 2002, between TiVo and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 14, 2002).

10.12
Amendment No. 1 to Common Stock Purchase Agreement, dated as of March 1, 2002, between TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.13
Rights Agreement, dated as of January 16, 2001, between TiVo and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

EXHIBIT NUMBER	DESCRIPTION

10.14
First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10. of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

10.15
Investment Agreement, dated as of June 9, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.25 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

10.16
First Amendment to Investment Agreement, dated as of September 11, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.17
Second Amendment to Investment Agreement, dated as of January 30, 2001, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.18
Third Amendment to Investment Agreement, dated as of March 28, 2002, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed April 3, 2002).

10.19+
Product Integration and Marketing Agreement, dated as of June 9, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

10.20
Escrow Agreement, dated as of September 11, 2000, among TiVo Inc., America Online, Inc. and U.S. Trust Company, National Association (incorporated by reference to Exhibit 10.28 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.21
First Amendment to Escrow Agreement, dated as of January 30, 2001, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.22
Amended and Restated Warrant No. VW-A-1 to Purchase Shares of Common Stock issued to America Online, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.23
Amended and Restated Warrant No. VW-B-1 to Purchase Shares of Common Stock issued to America Online, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.24
Form of Indemnification Agreement between TiVo and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.25	TiVo’s 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.26
TiVo’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.27	TiVo’s 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.28	TiVo’s 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on March 30, 2000).

10.29+
Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998 (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

EXHIBIT NUMBER	DESCRIPTION

10.30
First Amendment to Hard Disk Supply Agreement between Quantum and TiVo, dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.31+
Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo, dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.32+
Master Agreement between Philips Business Electronics B.V. and TiVo, dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.33+	Marketing Agreement between DIRECTV, Inc. and TiVo, dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.34+	Agreement between NBC Multimedia, Inc. and TiVo, dated April 16, 1999 (incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.35	Sublease Agreement between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.36
Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated November 1998 (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.37
Second Amendment to Sublease Agreement between Verity, Inc. and TiVo, dated March 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.38
Consent of Landlord to Sublease between Verity, Inc. and TiVo, dated February 23, 1998 (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.39
Master Lease Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.40
Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998 (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.41	Warrant Agreement between Comdisco, Inc. and TiVo, dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.42
Secured Convertible Debenture Purchase Agreement between TiVo and certain of its investors, dated April 8, 1999, and related documents (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.43	TiVo’s 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.44+
Tribune Media Services Television Listing Agreement between Tribune Media Services and TiVo, dated June 1, 1998 (incorporated by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.45+
Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo, dated November 10, 1998 (incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

EXHIBIT NUMBER	DESCRIPTION

10.46
Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo, dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.47	Funds Release Agreement, dated as of April 29, 2002, between TiVo Inc. and America Online, Inc. (filed herewith).

10.48++	Development and Distribution Agreement, dated as of April 30, 2002, between TiVo Inc. and America Online, Inc. (filed herewith).

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended April 30, 2002:

•	Current Report on Form 8-K on February 13, 2002, regarding the announcement of the filing of a lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc.

•
Current Report on Form 8-K on February 14, 2002, regarding the announcement of a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. for the sale of up to $19.0 million of our common stock at a discount to the market price.

•	Current Report on Form 8-K on February 22, 2002, regarding the announcement of agreements with DIRECTV, Inc. and the indemnification of Sony against Command Audio Lawsuit.

•
Current Report on Form 8-K on March 13, 2002, regarding the announcement of our earnings for the fourth quarter and year ended January 31, 2002, agreements with America Online, Inc. and the summary judgment win in the Ezra Birnbaum litigation.

Subsequent to April 30, 2002, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on May 1 2002, regarding agreements with America Online, Inc.

•	Current Report on Form 8-K on May 13, 2002, as amended on Form 8-K/A on June 10, 2002, regarding a change in our certifying accountant.

•	Current Report on Form 8-K on May 31, 2002, regarding announcement date of Annual Meeting of Stockholders.

•	Current Report on Form 8-K on June 6, 2002, regarding announcement of our earnings for the first quarter ended April 30, 2002.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo, TiVo Central, TiVolution), “TiVo” (logo and character) and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Instant Replay logo, “Ipreview”, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Personal Video Recorder”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVomatic”, and “TrickPlay” are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC

Date: June 14, 2002	By:	/s/ DAVID H. COURTNEY David H. Courtney Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration (Principal Financial and Accounting Officer)