Form 10-K/A
period 2002-01-31
TIVO INC
filed 2002-09-13
CIK 1088825

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
COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

As of March 18, 2002 there were 47,429,196 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 18, 2002) was approximately $136.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 2, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for TiVo Inc. (the “Company”) for the fiscal year ended January 31, 2002 is being filed to amend and restate the items described below contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 3, 2002.

This Amendment No.1 makes changes to Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 (Financial Statements and Supplementary Data), and Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) for the following purposes:

•
To restate our consolidated financial statements for the fiscal year ended January 31, 2002, to correct certain non-operating, non-cash items related to the accounting for our convertible senior notes, as more fully described in Note 2 to our consolidated financial statements included in Item 8;

•
In connection with the restatement, to describe the effects of recording the transactions resulting from the issuance of our convertible senior notes in Note 11 to our consolidated financial statements included in Item 8;

•	To include the report of KPMG LLP on our consolidated financial statements for the fiscal year ended January 31, 2002 in Item 8;

•
To recast the “Quarterly Results of Operations” table in Item 6 to be consistent with the actual periods in our consolidated financial statements rather than reclassified periods that conform to our current fiscal year;

•
To recast the “Results of Operations” period to period discussions in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 to be consistent with the actual audited periods in our consolidated financial statements rather than reclassified periods that conform to our current fiscal year;

•	To restate our income tax disclosure as a result of the restated net loss in Note 7 (Income Tax) included in Item 8;

•	To restate our equity incentive plans disclosure as a result of the restated net loss in Note 8 (Equity Incentive Plans) included in Item 8;

•	To add additional information regarding our facilities leases to Note 15 (Commitments and Contingencies) in Item 8; and

•	To include in Note 18 (Subsequent Events) information with respect to events that occurred subsequent to the original filing of the Annual Report.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (The “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this amended Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. The reader is strongly urged to read the information set forth under the captions “Part I, Item 1, Business,” contained in the original filing of the Annual Report and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties, as well as all periodic and current reports we have filed with the Securities and Exchange Commission subsequent to the date of the original filing of this Annual Report.

PART II

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data as of and for the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000, December 31, 1999 and December 31, 1998 and for the period from August 4, 1997 (Inception) to December 31, 1997 have been derived from our financial statements audited by Arthur Andersen LLP, independent accountants. Additionally, the following selected financial data as of and for the fiscal year ended January 31, 2002 has been derived from our financial statements audited by KPMG LLP, independent accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected financial data as of and for the fiscal year ended January 31, 2002 has been restated to reflect the effects of the corrections described in Note 2 to the consolidated financial statements.

	Restated Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Period from August 4, 1997 (Inception), to December 31, 1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$19,397	$989	$3,571	$223	$—	$—
Costs and expenses
Cost of revenues	19,949	1,710	18,382	4,067	—	—
Research and development	26,859	2,507	24,279	9,727	5,614	356
Sales and marketing	28,509	7,884	102,091	24,502	1,277	28
Sales and marketing-related parties	75,832	6,632	53,604	15,172	—	—
General and administrative	18,495	1,326	14,346	7,027	2,946	241
Stock-based compensation	1,247	175	3,115	1,530	—	—
Other operating expense, net	—	—	—	7,210	—	—

Loss from operations	(151,494)	(19,245)	(212,246)	(69,012)	(9,837)	(625)

Interest income	2,163	672	7,928	2,913	136	49
Interest expense and other	(7,374)	(17)	(522)	(466)	(20)	(19)

Loss before taxes	(156,705)	(18,590)	(204,840)	(66,565)	(9,721)	(595)
Provision for income taxes	(1,000)	—	—	—	—	—

Net loss	(157,705)	(18,590)	(204,840)	(66,565)	(9,721)	(595)
Less: Series A redeemable convertible preferred stock dividend	(3,018)	(423)	(1,514)	—	—	—

Net loss attributable to common stockholders	$(160,723)	$(19,013)	$(206,354)	$(66,565)	$(9,721)	$(595)

Net loss per share
Basic and diluted	$(3.74)	$(0.47)	$(5.55)	$(5.49)	$(3.25)	$(0.20)
Weighted average shares	42,956	40,850	37,175	12,129	2,990	2,917

	Restated As of January 31, 2002	As of January 31, 2001	As of December 31, 2000	As of December 31, 1999	As of December 31, 1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,327	$124,474	$106,096	$139,687	$2,248
Total assets	149,934	211,543	236,318	152,842	3,543
Current redeemable convertible preferred stock	2	2	3	—	—
Long-term portion of obligations under capital lease	2	538	606	1,141	—
Redeemable common stock	—	—	1	—	—
Total paid-in capital for current redeemable convertible preferred stock and redeemable common stock	46,553	46,553	96,986	—	—
Total stockholders’ equity (deficit)	$(29,944)	$50,337	$34,849	$133,247	$2,121

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended  January 31, 2002 and the one-month transition period ended January 31, 2001, due to the change in year end. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications. The quarterly results of operations for the three months ended January 31, 2002 have been restated to reflect the effects of the corrections described in Note 2 to the consolidated financial statements.

	Three Months Ended				Month Ended Jan 31, 2001	Three Months Ended
	Mar 31, 2000	Jun 30, 2000	Sep 30, 2000	Dec 31, 2000		Apr 30, 2001	Jul 31, 2001	Oct 31, 2001	Restated
									Jan 31, 2002
	(unaudited, in thousands except per share data)
Revenues	$424	$719	$1,002	$1,426	$989	$3,196	$4,106	$5,342	$6,753
Costs and expenses
Cost of revenues	4,168	4,988	4,019	5,207	1,710	5,497	4,415	5,207	4,830
Research and development	4,678	5,679	8,318	5,604	2,507	6,827	6,786	7,431	5,815
Sales and marketing	9,180	11,384	30,308	51,219	7,884	13,020	5,756	7,084	2,649
Sales and marketing—related parties	4,527	5,349	18,953	24,755	6,632	23,488	16,146	11,239	24,959
General and administrative	2,691	3,631	3,527	4,497	1,326	4,507	4,288	5,214	4,486
Stock-based compensation	969	919	657	570	175	289	339	346	273

Loss from operations	(25,089)	(31,231)	(64,780)	(90,426)	(19,245)	(50,432)	(33,624)	(31,179)	(36,259)
Interest income	1,824	1,907	1,625	2,572	672	1,390	607	65	101
Interest expense and other	(70)	(112)	(252)	(88)	(17)	(50)	(45)	(1,171)	(4,465)
Interest expense—related parties	—	—	—	—	—	—	(559)	(553)	(531)

Loss before taxes	(24,055)	(29,436)	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(32,838)	(41,154)
Provision for income taxes	—	—	—	—	—	—	—	(1,000)	—

Net loss	(24,055)	(29,436)	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(33,838)	(41,154)
Less: Series A redeemable convertible preferred stock dividend	—	—	(240)	(1,274)	(423)	(1,092)	(840)	(658)	(428)

Net loss attributable to common stockholders	$(24,055)	$(29,436)	$(63,647)	$(89,216)	$(19,013)	$(50,184)	$(34,461)	$(34,496)	$(41,582)

Net loss per share
Basic and diluted	$(0.68)	$(0.82)	$(1.72)	$(2.19)	$(0.47)	$(1.20)	$(0.82)	$(0.81)	$(0.92)
Weighted average shares	35,353	35,743	36,924	40,682	40,850	41,787	42,095	42,668	45,276

The TiVo Service is enabled through a personal video recorder that is sold in retail channels like other consumer electronic devices. As a result, we anticipate that our business will be seasonal and we expect to generate a significant number of our annual new subscribers during the holiday shopping season. We also expect to generate a portion of future revenues from licensing agreements. Periodically when we complete our obligations under our licensing and professional services agreements we will recognize revenue.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We launched the personal video recorder and service into the retail channel in the second half of calendar year 1999. We incurred losses of $204.8 million in calendar year 2000, $18.6 million for the one-month transition period ended January 31, 2001 and $157.7 million for the fiscal year ended January 31, 2002, and we expect to continue to incur losses for the foreseeable future.

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

Licensing revenue consists of revenues generated from licensing our technology to consumer electronics companies and service providers for the purpose of creating an open standards platform design for digital video recorders (“DVR”). At this time, TiVo has signed one licensing agreement (see Item 8. Note 12).

Engineering professional services revenue includes revenues earned for engineering services performed.

We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations. Expenses related to our strategic partners in exchange for marketing services and who are also stockholders are recognized as “sales and marketing—related parties expense.” Expenses related to our partners in exchange for marketing services who are not our stockholders are recognized as “sales and marketing expense” (see Item 8. Note 10 and Item 8. Note 14).

In the past, we have issued stock in exchange for services to our strategic partners. For example, TiVo closed an Investment Agreement with AOL for $200 million. The AOL investment is part of a three-year strategic Product Integration and Marketing Agreement between AOL and TiVo, in which TiVo was to become an AOL TV programming partner offering AOL TV subscribers access to features of the TiVo Service. In return for AOL’s investment, TiVo issued to AOL a combination of convertible redeemable preferred stock, a portion of common stock subject to redemption, common stock and initial and performance warrants (see Item 8. Note 10).

We have issued convertible notes in exchange for services to our strategic partners. In August 2001, we closed a private placement of $51.8 million of convertible debt. TiVo received cash proceeds of approximately $43.7 million from noteholders and non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. (“Discovery”) and the National Broadcasting Company, Inc. (“NBC”), who are existing stockholders. Issuance costs were approximately $3.6 million, resulting in net proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million is designated for advertising and promotional services. In addition, the Company paid $5.0 million in October 2001 to NBC for advertising that ran for the period that began October 1, 2001 and ended December 31, 2001 (see Item 8. Note 11).

During the fourth quarter of the fiscal year ended January 31, 2002, we sold shares of our common stock for general corporate purposes. On January 10, 2002, we sold to Acqua Wellington North American Equities Fund, Ltd. 2,147,239 shares of our common stock at $6.52 per share, pursuant to a common stock purchase agreement we entered into with Acqua Wellington on December 21, 2001. Our net proceeds from this sale were approximately $13.8 million, after deducting our estimated sales expense.

In 2002, we expect to experience a transition period related to certain sales of our Series2 platform, including those through Best Buy and directly by TiVo. We consider these sales as incidental to our business and, as a result, anticipate reporting such transactions as Other Operating Expense, net, during the upcoming year.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 8. Note 3 in the notes to the consolidated financial statements.

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

The Company recognizes revenue under its technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition” (“SOP-97-2”). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence (“VSOE”) is required for all undelivered elements in order to recognize license revenue. The Company has not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. The Company intends to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or TiVo’s work effort.

Stock Based Compensation

We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB opinion 25, which requires that only the intrinsic value of stock option grants be recognized as an expense on the statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in the consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards. Note 9 to the consolidated financial statements sets forth calculations of pro forma net loss and net loss per share computed in accordance with this alternative method. Had we used SFAS No. 123 to value our employee stock option awards, our net loss and net loss per share would have been greater for all periods presented.

Assumptions on Non-Cash Expenses

Several of our arrangements require TiVo to make estimations and assumptions for the valuation of non-cash expenses. For example, under the AOL agreements we calculate the estimated fair market value of the AOL Initial Common Stock Warrants using the Black-Scholes option-pricing model. Several assumptions are made in the model such as the term and risk-free rate of return. If the market conditions at the time AOL earns the performance warrants are different then date on which the assumptions are based, the valuation of the Initial Common Stock Warrants could significantly increase or decrease from the estimated calculations and our expense would be different.

Valuation Allowance Against Deferred Tax Assets

We provided a valuation allowance of $184.3 million against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of January 31, 2002 and 2001. The valuation allowance was recorded given the losses we incurred through January 31, 2002 and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability we will not fully realize the deferred tax benefits.

As of January 31, 2002, the Company has the following contractual cash obligation payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	($’s in 000’s)
Contractual cash obligations
Capital lease obligations	$553	$551	$2	$—	$—
Operating lease obligations	16,103	3,006	6,266	6,558	273
Long-term convertible notes payable at face value	44,250	—	—	44,250	—
Coupon interest on long-term convertible notes payable	14,171	3,097	6,195	4,879

Total Contractual Cash Obligations	$75,077	$6,654	$12,463	$55,687	$273

Other commercial commitments as of January 31, 2002, expiration per period are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	($’s in 000’s)
Other commercial commitments
Standby letters of credit	$4,389	$3,913	$—	$476	$—

Total commercial commitments	$4,389	$3,913	$—	$476	$—

Restatement

In May 2002, we terminated Arthur Andersen and engaged KPMG as our independent auditor. We asked KPMG to re-audit our financial statements for our fiscal year ended January 31, 2002. During the course of the re-audit, we concluded that, in preparation of our fiscal year 2002 financial statements, certain errors were made in calculating certain non-operating, non-cash items related to convertible notes which were issued in August 2001. After consultation with KPMG, we concluded that we should adjust certain non-cash items on our balance sheet and non-cash interest expense on our income statement for the quarter ended January 31, 2002. The consolidated financial statements as of and for the year ended January 31, 2002 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of these corrections. For additional information regarding the restatement, please refer to Note 2 to the consolidated financial statements included in Item 8.

Results of Operations

On February 1, 2001, TiVo announced a fiscal year end change from December 31 of each year to January 31 of each year. TiVo believes that the change in fiscal year will help align the seasonal patterns of demand in TiVo’s business with its reporting cycle and better align TiVo’s promotional activities with those of its retail, service and network partners.

The following discussion of historical operating results compares the fiscal year ended January 31, 2002 to the fiscal year ended December 31, 2000 and the fiscal years ended December 31, 2000 and 1999, respectively. Although the January 31, 2002 and December 31, 2000 fiscal years are not identical year comparisons, we are including the periods in the discussion since both years have been audited. Because there is no comparable audited period and the Company believes that such a comparison would not aid the reader of this Annual Report in interpreting the historical trends of the Company’s results of operations, the Company has elected not to compare the one-month transition period ended January 31, 2001 to a comparable unaudited period in the prior calendar year.

Year Ended January 31, 2002 Compared to the Year Ended December 31, 2000

Revenues.    Revenues for the year ended January 31, 2002 were $19.4 million, over 300% higher than the year ended  December 31, 2000 revenue of $3.6 million. The increase is attributable to increased customer subscriptions to the TiVo Service. During the year ended January 31, 2002, TiVo activated approximately 226,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 380,000 as of January 31, 2002, more than double the installed base as of December 31, 2000. We anticipate fiscal year 2003 will have continued revenue growth as we begin to realize the impact of our revised business model and new distribution agreements.

Cost of revenues.    Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended January 31, 2002 was $19.9 million compared to $18.4 million for the year ended December 31, 2000. This 8% increase was primarily attributable to service center expenses resulting from the increase in number of activations. Total salaries and benefits accounted for 12% of the total increase due to the expansion of the scalable call center department. We have reduced our per-subscriber cost of revenue over the prior fiscal year. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per-subscriber cost of revenue as our subscriber base grows.

Research and development expenses.    TiVo’s research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the personal video recorder that enables the TiVo Service. Research and development expenses for the year ended January 31, 2002 were $26.9 million, 11% higher than the year ended December 31, 2000. The increase in absolute dollars was a result of continued investments in the improvement and addition of features and functionality of current products as well as the design of new platforms. As a result of the hiring of additional engineers instead of using consultants, total salaries expenses increased 23%. We expect our research and development expenses to decline in fiscal year 2003 due to agreements that include substantial funded engineering from our partners to TiVo.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended January 31, 2002 were $28.5 million compared to $102.1 million for the year ended December 31, 2000. The 70% decrease in expenses was attributable to reduced expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the personal video recorder that enables the TiVo Service. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo and by reducing our direct advertising expenses. We believe our latest agreements with our partners allow us to continue to reduce our sales and marketing expenses as our partners are more fully involved the marketing and distribution programs and related costs required to drive the demand for the TiVo Service. We expect our marketing expenses for fiscal year 2003 to be comparable to fiscal year 2002.

Sales and marketing—related parties expense.    Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony, Quantum, and Creative Artists Agency, LLC (“CAA”) all of which hold stock in TiVo. Sales and marketing—related parties expense for the year ended January 31, 2002 was $75.8 million compared to $53.6 million for the year ended December 31, 2000. The increase in sales and marketing—related parties expense is primarily attributable to the activations of subscribers to the TiVo Service and AOL media insertion orders.

Sales and marketing—related parties expense for the year ended January 31, 2002, consists of cash charges of $62.2 million and non-cash charges of $13.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services to AOL and DIRECTV. The total amount of warrant valuation and common stock issued for services as of January 31, 2002 was $44.4 million, of which $15.9 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to NBC, Discovery and AOL. Subsidies are formula based payments to our partners in exchange for key activities and results. The formulas are periodically adjusted based on our partners’ manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $15.6 million. In general, interest started accruing from March 31, 2001 and beginning in October of 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. In our revised business model we intend to sharply reduce our subsidy payments and have been working with our partners to eliminate subsidy requirements.

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the year ended January 31, 2002 increased 29% to $18.5 million compared to $14.3 million for the year ended December 31, 2000. Salaries, employee benefits and temporary expenses increased 41%. Most of the increase was due to headcount hired at the end of fiscal year ended January 31, 2001. We expect to hold headcount and expenses flat to slightly higher during fiscal year 2003.

Stock-based compensation.    During calendar years 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. As a result, stock-based compensation expense is being recognized over the period that these stock options vest. The stock-based compensation expense was approximately $1.2 million for the year ended January 31, 2002 and $3.1 million for the year ended December 31, 2000. We anticipate the unamortized balance of $1.0 million will be fully amortized by June 2005.

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $2.1 million for the year ended January 31, 2002 compared to $7.9 million for the year ended December 31, 2000, as cash balances have declined combined with lower interest rates prevailing in the U.S. market.

Interest expense and other.    Interest expense and other was $5.7 million for the year ended January 31, 2002. This includes the coupon interest expense of $1.0 million on the convertible notes payable and $4.5 million of interest expense related to the debt issuance costs for the convertible senior notes. Also included is the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $71,000. For the year ended December 31, 2000, interest expense and other was $522,000.

Interest expense—related parties.    Interest expense—related parties was $1.6 million for the year ended January 31, 2002. This includes $1.2 million for interest expense payable to our strategic partners according to negotiated deferred payment schedules and notes payable—related parties.

Provision for income taxes.    Income tax expense for the year ended January 31, 2002 was $1.0 million due to tax withheld by the government of Japan as foreign source income tax from payments made by Sony Corporation under the terms of the technology licensing agreement.

Series A redeemable convertible preferred stock dividend.    Under the terms of the Series A redeemable convertible preferred stock, the Company is required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the year ended January 31, 2002 was $3.0 million for the year ended December 31, 2000 was $1.5 million, respectively. The dividends are payable quarterly as declared by our board of directors.

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

Cost of revenues.    Cost of revenues for the year ended December 31, 2000 was $18.4 million compared to $4.1 million for the year ended December 31, 1999. This increase was primarily attributable to increased telecommunications and network expenses due to the increase in number of activations. The increase was $7.3 million for the year ended December 31, 2000. Total salaries and benefits accounted for 16% of the total increase due to the expansion and staffing of the broadcast operations department and customer service departments.

Research and development expenses.    TiVo’s research and development expenses for the year ended December 31, 2000 were $24.3 million compared to $9.7 million for the year ended December 31, 1999. Approximately 49% of the total increase in expenses was due to the hiring of additional engineers to help support the improvement and addition of features and functionality of current products as well as the design of new platforms. Approximately 22% of the total increase was related to research and development consulting expenses.

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

Sales and marketing—related parties expense.    Sales and marketing—related parties expense for the year ended December 31, 2000 was $53.6 million compared to $15.2 million for the year ended December 31, 1999. The increase in sales and marketing—related parties expense is primarily attributable to the manufacturing and shipments of personal video recorders and to the related activations of subscribers to the TiVo Service.

Sales and marketing—related parties expense as of December 31, 2000, consists of cash charges of $44.0 million and non-cash charges of $9.6 million. The non-cash portion is related to the amortization of warrants or common stock issued for services that we issued to AOL, Quantum, DIRECTV and CAA. The total amount of warrant valuation and common stock issued for services as of December 31, 2000 was $44.4 million. As of December 31, 2000, $22.1 million has not yet been amortized. We amortize the valuation of the warrants and common stock issued for services on a straight-line basis over the period that the services are provided.

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

Under the terms of the Investment Agreement between America Online, Inc. (“AOL”) and TiVo, dated June 9, 2000, as amended, the Company holds $51.7 million in an interest bearing escrow account as restricted cash. If the AOL TV/ TiVo set-top box launch does not occur by December 31, 2001 or a later date agreed to by both parties, and AOL has not committed a material breach of the Commercial Agreement or if we have breached our obligations with respect to the financial covenants, then AOL has a put option pursuant to which AOL could require TiVo to repurchase up to 1.6 million shares of current Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million. We currently record the $48.0 million on the consolidated balance sheets as restricted cash of $48.0 million plus the interest income earned on restricted cash. The set-top box was not launched by December 31, 2001 and we recently modified our agreements with AOL so that AOL has 100 days from the agreed upon launch date to exercise its put option (see Note 18). At this point, we have not agreed with AOL on this agreed upon launch date as we believe that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. We are in discussions with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions. If the outcome includes exercise of the put option, our cash and cash equivalents would increase by $3.7 million, reflecting the deferred interest on the restricted cash, and the restricted cash balance would be reduced to zero. We do not include restricted cash in our calculations of working capital available for operations. As a result, we do not expect that the preferred stock repurchase would have a material effect on our business operations.

Additionally, under the terms of the AOL Investment Agreement, we must maintain a positive net cash position in excess of $25.0 million, measured at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). We advise AOL monthly, on an informational basis, of our net cash position. Per the agreement, if we fall below the $25.0 million net cash position at the end of our fiscal quarter, AOL has the right to exercise its put option. We were in compliance with the net cash position requirement as of January 31, 2002.

The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the agreed upon launch date, the expiration of the put option or the day following the first anniversary of the agreed upon launch date.

Net cash used in operating activities was $120.8 million for the year ended January 31, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $157.7 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $23.2 million, a decrease in accrued liabilities of $7.2 million, a decrease in accounts payable of $15.0 million, a decrease in prepaid expenses of $3.5 million, an increase in prepaid expenses-related parties of $10.7 million, an increase in notes payable-related parties of $2.3 million, an increase in accounts receivable-related parties of $1.9 million and an increase in accounts receivable of $351,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in long-term deferred revenue of $11.4 million, an increase in deferred revenue-related parties of $11.4 million, and increase in deferred revenue of $6.6 million and an increase in other long-term liabilities of $3.8 million.

Net cash used in investing activities for the year ended January 31, 2002 was $3.3 million for the acquisition of property and equipment.

Net cash provided by financing activities was $52.0 million for the year ended January 31, 2002. Of this amount, $3.0 million was used for payment of the Series A redeemable convertible preferred stock dividend and $796,000 was used for payment on a capital lease. We obtained $43.7 million, less cash financing expense of $3.6 million, of financing as proceeds from the issuance of convertible notes payable on August 28, 2001. We obtained $14.0 million, less cash financing expense of $175,000, for the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. on January 10, 2002. An additional $1.2 million of financing was obtained as proceeds from the issuance of common stock through our employee stock purchase plan, $503,000 from the issuance of common stock for stock options exercised and $205,000 of financing was obtained from the reduction of financing expenses related to the AOL Investment Agreement.

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

The conversion price of our convertible notes will be reduced on August 23, 2002 if the conversion price is greater then the average closing price per share of our commons stock for the 10 consecutive trading days preceding

August 23, 2002. In addition, the conversion price on the notes may be reduced if we issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. A reduced conversion price on the convertible notes would increase our interest expense.

Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our customer call center;

•	for advertising to educated consumers;

•	to continue to support our existing efforts in the United Kingdom market; and

•	for general corporate purposes.

We believe that our cash and cash equivalents, will be sufficient to fund our operations at least through the fiscal year ending January 31, 2003. Despite our expectations, we may need to raise additional capital before the end of our fiscal year.

In addition, in order to meet long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See “Factors That May Affect Future Operating Results—If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.”

Factors That May Affect Future Operating Results

In addition to the other information included in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business and future prospects:

We have recognized very limited revenue, have incurred significant net losses and may never achieve profitability.

We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, we recognized revenues of $19.4 million, $989,000 and $3.6 million, respectively. As of January 31, 2002, we had an accumulated deficit of $463.0 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We cannot be sure that alternative sources for key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms.     If our agreements or our manufacturing partners’ agreements with Broadcom, ATMEL, NEC or Tribune Media Services were to terminate or expire, or if we or our manufacturing partners were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances.

In fiscal year ending January 31, 2003, to transition to the Series2 platform, we will contract for the manufacture of certain Series2 personal video recorders with contract manufacturers. We will sell these units through Best Buy and AT&T Broadband, as well as through TiVo’s own online sales efforts. As part of this effort, we expect to maintain some inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of TiVo’s core business and our experience in these areas is limited. If TiVo fails to effectively oversee manufacturing process and manage inventory, TiVo may suffer from insufficient inventory to meet consumer demand or excess inventory.

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

On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging willful and deliberate infringement of US Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. TiVo’s answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of US Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue seeks unspecified monetary damages as well as an injunction against our operations. TiVo’s answer was filed on January 23, 2002. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

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

If shares of common stock are purchased in a transaction under the February 2002 common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., described above in Item 7 under the heading “Liquidity and Capital Resources,” existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

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

Risks Pertaining to Arthur Andersen—Our access to capital markets and timely financial reporting may be impaired if Arthur Andersen is unable to perform required audit-related services.

On March 14, 2002, our independent public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely Securities and Exchange Commission filings could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the require representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 31 to 65 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

The consolidated financial statements as of and for the year ended January 31, 2002 have been restated to reflect the effects of the corrections described in Note 2 to the consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of TiVo Inc.:

We have audited the accompanying consolidated balance sheet of TiVo Inc. and subsidiaries (the “Company”) as of January 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2002, and the results of their operations and their cash flows for the year ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of January 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2002 have been restated.

/s/    KPMG LLP

Mountain View, California
August 16, 2002

To the Board of Directors and Stockholders of TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. (a Delaware corporation) as of January 31, 2001, December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the one-month ended January 31, 2001 and for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

San Francisco, California
March 2, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original audit report dated March 2, 2001 rendered by Arthur Andersen LLP on our financial statements included in our Transition Report on Form 10-KT filed on April 30, 2001, and has not been reissued by Arthur Andersen LLP since that date. Our financial statements for the fiscal year ended January 31, 2002 have been re-audited by and are reported on by KPMG LLP at page 29 of this amended Annual Report on Form 10-K/A. Based on this re-audit, we have been informed by Arthur Andersen LLP that Arthur Andersen LLP has withdrawn its audit report dated March 28, 2002. We are including this copy of the March 2, 2001 Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

TIVO INC.

CONSOLIDATED BALANCE SHEETS

	Restated
	January 31, 2002	January 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,327,000	$124,474,000
Restricted cash	51,735,000	50,104,000
Accounts receivable, net of allowance for doubtful accounts of $23,000 and $201,000	2,185,000	1,834,000
Accounts receivable-related parties, net of allowance for doubtful accounts of zero and $62,000	6,687,000	4,816,000
Prepaid expenses and other	3,916,000	6,693,000
Prepaid expenses and other-related parties	7,541,000	1,698,000

Total current assets	124,391,000	189,619,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	18,146,000	21,924,000
Prepaid expenses and other	2,515,000	—
Prepaid expenses and other-related parties	4,882,000	—

Total long-term assets	25,543,000	21,924,000

Total assets	$149,934,000	$211,543,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,003,000	$21,971,000
Accrued liabilities	12,618,000	19,863,000
Accrued liabilities—related parties	26,640,000	49,839,000
Deferred interest income on restricted cash	3,735,000	2,104,000
Notes payable—related parties	2,262,000	—
Deferred revenue	12,786,000	6,210,000
Deferred revenue—related parties	11,427,000	—
Current portion of obligations under capital lease	536,000	796,000

Total current liabilities	77,007,000	100,783,000
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A Redeemable convertible preferred stock, par value $0.001, redemption value $30.000: Issued and outstanding shares 1,600,000	2,000	2,000
Additional paid-in capital	46,553,000	46,553,000

Total current redeemable convertible preferred stock	46,555,000	46,555,000

Total current liabilities and current redeemable convertible preferred stock	123,562,000	147,338,000
LIABILITIES
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	2,000	538,000
Convertible notes payable (face value $29,250,000)	18,315,000	—
Convertible notes payable—related parties (face value $15,000,000)	9,426,000	—
Deferred revenue	23,552,000	12,113,000
Other	5,021,000	1,217,000

Total long-term liabilities	56,316,000	13,868,000

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (continued)

	Restated
	January 31, 2002	January 31, 2001
Total liabilities and current redeemable convertible preferred stock	179,878,000	161,206,000
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Convertible preferred stock, par value $0.001:
Authorized shares are 10,000,000
Issued and outstanding shares are 1,111,861	$1,000	$1,000
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 47,411,355 and 43,430,023, respectively	47,000	43,000
Additional paid-in capital	449,829,000	406,294,000
Deferred compensation	(1,099,000)	(2,786,000)
Prepaid marketing expenses	(14,183,000)	(48,458,000)
Note receivable	(1,568,000)	(2,509,000)
Accumulated deficit	(462,971,000)	(302,248,000)

Total stockholders’ equity (deficit)	(29,944,000)	50,337,000

Total liabilities, current redeemable convertible preferred stock and stockholders’ equity (deficit)	$149,934,000	$211,543,000

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(in thousands, except per share data)
Revenues (includes $100,000 of revenues—related parties for the year ended January 31, 2002)	$19,397,000	$989,000	$3,571,000	$223,000
Costs and expenses
Cost of revenues (excludes ($35,000), $9,000, $16,000, $141,000 and $116,000 of amortization of stock-based compensation)	19,949,000	1,710,000	18,382,000	4,067,000
Research and development (excludes $346,000, $37,000, $89,000, $791,000 and $431,000 of amortization of stock-based)	26,859,000	2,507,000	24,279,000	9,727,000
Sales and marketing (excludes $556,000, $60,000, $78,000, $992,000 and $176,000 of amortization of stock-based compensation )	28,509,000	7,884,000	102,091,000	24,502,000
Sales and marketing—related parties	75,832,000	6,632,000	53,604,000	15,172,000
General and administrative (excludes $380,000, $69,000, $138,000, $1,191,000 and $807,000 of amortization of stock-based compensation)	18,495,000	1,326,000	14,346,000	7,027,000
Stock-based compensation	1,247,000	175,000	3,115,000	1,530,000
Other operating expense, net	—	—	—	7,210,000

Loss from operations	(151,494,000)	(19,245,000)	(212,246,000)	(69,012,000)
Interest income	2,163,000	672,000	7,928,000	2,913,000
Interest expense and other	(5,731,000)	(17,000)	(522,000)	(466,000)
Interest expense—related parties	(1,643,000)	—	—	—

Loss before taxes	(156,705,000)	(18,590,000)	(204,840,000)	(66,565,000)
Provision for income taxes	(1,000,000)	—	—	—

Net loss	(157,705,000)	(18,590,000)	(204,840,000)	(66,565,000)
Less: Series A redeemable convertible preferred stock dividend	(3,018,000)	(423,000)	(1,514,000)	—

Net loss attributable to common stockholders	$(160,723,000)	$(19,013,000)	$(206,354,000)	$(66,565,000)

Net loss per common share basic and diluted	$(3.74)	$(0.47)	$(5.55)	$(5.49)

Weighted average common shares outstanding—basic and diluted	42,956,310	40,850,353	37,175,493	12,128,560

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 1998	11,174,427	$12,242,000	5,216,937	$5,000	$190,000	$—	$—	$—	$(10,316,000)	$2,121,000
Issuance of Series D preferred stock at $3.68 per share for cash	1,358,695	4,973,000	—	—	—	—	—	—	—	4,973,000
Issuance of Series E preferred stock at $7.40 per share for cash	270,270	1,982,000	—	—	—	—	—	—	—	1,982,000
Issuance of Series F preferred stock at $7.40 per share for cash	405,405	2,960,000	—	—	—	—	—	—	—	2,960,000
Issuance of Series G preferred stock at $7.40 per share for cash	1,013,513	7,431,000	—	—	—	—	—	—	—	7,431,000
Issuance of Series H preferred stock at $7.40 per share for cash	1,351,351	9,992,000	—	—	—	—	—	—	—	9,992,000
Issuance of Series I preferred stock at $10.41 per share for cash	3,121,994	31,494,000	—	—	—	—	—	—	—	31,494,000
Issuance of Series J preferred stock at $10.41 per share for cash	3,123,789	31,740,000	—	—	—	—	—	—	—	31,740,000
Conversion of preferred stock to common stock	(21,819,444)	(102,814,000)	21,819,444	22,000	102,792,000	—	—	—	—	—
Issuance of preferred stock warrants for services	—	—	—	—	12,828,000	—	(12,454,000)	—	—	374,000
Issuance of common stock through initial public offering, net of issuance costs	—	—	6,166,875	6,000	90,249,000	—	—	—	—	90,255,000
Issuance of common stock for marketing services	—	—	1,852,329	2,000	12,038,000	—	(12,040,000)	—	—	—
Issuance of common stock for marketing services and note receivable	—	—	1,128,867	1,000	7,336,000	—	(4,515,000)	(2,822,000)	—	—
Issuance of common stock warrants for services	—	—	—	—	498,000	—	—	—	—	498,000
Exercise of stock options for common stock	—	—	525,064	1,000	1,191,000	—	—	—	—	1,192,000
Exercise of warrants for common stock	—	—	1,125,234	1,000	(1,000)	—	—	—	—	—
Common stock exchanged for services	—	—	137,983	—	605,000	—	—	—	—	605,000
Common stock repurchases	—	—	(226,342)	—	(28,000)	—	—	—	—	(28,000)
Amortization of prepaid marketing expenses	—	—	—	—	—	—	12,668,000	—	—	12,668,000
Amortization of warrants for services	—	—	—	—	25,000	—	—	—	—	25,000

The accompanying notes are an integral part of these statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Recognition of deferred compensation	—	—	—	—	7,700,000	(7,700,000)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,530,000	—	—	—	1,530,000
Net loss	—	—	—	—	—	—	—	—	(66,565,000)	(66,565,000)

BALANCE, DECEMBER 31, 1999	—	—	37,746,391	$38,000	$235,423,000	$(6,170,000)	$(16,341,000)	$(2,822,000)	$(76,881,000)	$133,247,000
Series A redeemable convertible preferred stock dividend, $0.56 per share	—	—	—	—	—	—	—	—	(1,514,000)	(1,514,000)
Issuance of common stock for cash and prepaid marketing	—	—	4,327,833	4,000	99,996,000	—	(8,500,000)	—	—	91,500,000
Issuance costs for common stock	—	—	—	—	(3,050,000)	—	—	—	—	(3,050,000)
Recognition of marketing expenses	—	—	—	—	—	—	3,888,000	—	—	3,888,000
Issuance of warrants for marketing expenses	—	—	—	—	246,000	—	—	—	—	246,000
Issuance of common stock warrants for prepaid marketing expenses	—	—	—	—	15,364,000	—	(15,364,000)	—	—	—
Issuance of common stock—employee stock purchase plan	—	—	177,907	—	2,185,000	—	—	—	—	2,185,000
Exercise of stock options for common stock.	—	—	395,465	—	1,110,000	—	—	—	—	1,110,000
Common stock repurchases.	—	—	(50,066)	—	(4,000)	—	—	—	—	(4,000)
Reversal of deferred compensation.	—	—	—	—	(83,000)	83,000	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	3,115,000	—	—	—	3,115,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	7,160,000	—	—	7,160,000
Amortization of note receivable	—	—	—	—	—	—	—	235,000	—	235,000
Amortization of warrants	—	—	—	—	(36,000)	—	1,607,000	—	—	1,571,000
Net loss	—	—	—	—	—	—	—	—	(204,840,000)	(204,840,000)

BALANCE, DECEMBER 31, 2000	—	—	42,597,530	$42,000	$351,151,000	$(2,972,000)	$(27,550,000)	$(2,587,000)	$(283,235,000)	$34,849,000
Series A redeemable convertible preferred stock dividend declared, $0.16 per share	—	—	—	—	—	—	—	—	(423,000)	(423,000)
Removal of redemption feature-Series A convertible preferred stock	1,111,861	1,000	—	—	32,351,000	—	—	—	—	32,352,000
Removal of redemption feature-common stock	—	—	806,889	1,000	18,082,000	—	—	—	—	18,083,000
Exercise of stock options for common stock.	—	—	25,604	—	21,000	—	—	—	—	21,000
Issuance of common stock warrants for marketing expenses	—	—	—	—	76,000	—	—	—	—	76,000

The accompanying notes are an integral part of these statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Repricing of common stock warrants for prepaid marketing expenses and other consideration	—	—	—	—	4,874,000	—	(4,874,000)	—	—	—
Recognition of prepaid marketing expenses	—	—	—	—	—	—	(18,502,000)			(18,502,000)
Amortization of value of warrants	—	—	—	—	—	—	453,000	—	—	453,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	627,000	—	—	627,000
Recognition of marketing expenses	—	—	—	—	—	—	1,388,000	—	—	1,388,000
Reversal of deferred compensation.	—	—	—	—	(11,000)	11,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	175,000	—	—	—	175,000
Amortization of note receivable	—	—	—	—	—	—	—	78,000	—	78,000
Issuance costs for convertible preferred stock and common stock	—	—	—	—	(250,000)	—	—	—	—	(250,000)
Net loss	—	—	—	—	—	—	—	—	(18,590,000)	(18,590,000)

BALANCE, JANUARY 31, 2001	1,111,861	$1,000	43,430,023	$43,000	$406,294,000	$(2,786,000)	$(48,458,000)	$(2,509,000)	$(302,248,000)	$50,337,000

The accompanying notes are an integral part of these statements.

					Restated				Restated	Restated
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Retained Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 31, 2001	1,111,861	$1,000	43,430,023	$43,000	$406,294,000	$(2,786,000)	$(48,458,000)	$(2,509,000)	$(302,248,000)	$50,337,000
Series A redeemable convertible preferred stock dividend declared, $1.11 per share	—	—	—	—	—	—	—	—	(3,018,000)	(3,018,000)
Issuance of common stock for cash, net of issuance costs	—	—	2,147,239	2,000	13,823,000	—	—	—	—	13,825,000
Adjustment to reduce financing expenses accrued in prior year	—	—	—	—	205,000	—	—	—	—	205,000
Recognition of marketing expenses-related party	—	—	—	—	—	—	21,726,000	—	—	21,726,000
Issuance of common stock warrants for marketing expenses	—	—	—	—	85,000	—	—	—	—	85,000
Issuance of common stock – employee stock purchase plan	—	—	313,482	—	1,206,000	—	—	—	—	1,206,000
Exercise of stock options for common stock	—	—	202,073	—	503,000	—	—	—	—	503,000
Common stock repurchases	—	—	(57,608)	—	(61,000)	—	—	—	—	(61,000)
Reversal of deferred compensation.	—	—	—	—	(440,000)	440,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	1,247,000	—	—	—	1,247,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	5,351,000	—	—	5,351,000
Amortization of note receivable	—	—	—	—	—	—	—	941,000	—	941,000
Amortization of value of warrants-related parties	—	—	—	—	—	—	7,198,000	—	—	7,198,000
Restated conversion of notes payable	—	—	1,376,146	2,000	7,498,000	—	—	—	—	7,500,000
Restated issuance costs for common stock issued for conversion of notes payable	—	—	—	—	(571,000)	—	—	—	—	(571,000)
Issuance of warrants to convertible noteholders	—	—	—	—	9,608,000	—	—	—	—	9,608,000
Issuance of warrants to investment bankers for convertible notes payable	—	—	—	—	552,000	—	—	—	—	552,000
Restated amount of beneficial conversion of convertible notes payable	—	—	—	—	11,127,000	—	—	—	—	11,127,000
Restated net loss	—	—	—	—	—	—	—	—	(157,705,000)	(157,705,000)

RESTATED BALANCE, JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$449,829,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(462,971,000)	$(29,944,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,705,000)	$(18,590,000)	$(204,840,000)	$(66,565,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,040,000	506,000	3,476,000	661,000
Issuance of preferred stock warrants for services	—	—	—	374,000
Issuance of common stock warrants for services	85,000	76,000	246,000	498,000
Common stock exchanged for services	—	—	—	605,000
Amortization of prepaid marketing expenses	5,351,000	627,000	7,160,000	12,668,000
Amortization of prepaid advertising—related parties	8,100,000	—	—	—
Amortization of discount related to warrants on debt	2,095,000	—	—	—
Amortization of discount related to beneficial conversion	2,131,000	—	—	—
Amortization of deferred financing expenses	283,000	—	—	—
Amortization of deferred financing expenses—warrants	44,000	—	—	—
Amortization of warrants issued for services	7,198,000	453,000	1,571,000	110,000
Recognition of prepaid marketing expense	21,726,000	1,388,000	3,888,000	—
Stock-based compensation expense	1,247,000	175,000	3,115,000	1,530,000
Amortization of note receivable	941,000	78,000	235,000	—
Changes in assets and liabilities:
Accounts receivable	(351,000)	264,000	(1,909,000)	(337,000)
Accounts receivable—related parties	(1,871,000)	(623,000)	(4,045,000)	—
Prepaid expenses and other	3,479,000	(17,800,000)	(6,504,000)	(2,335,000)
Prepaid expenses and other—related parties	(5,843,000)	—	—	—
Prepaid expenses and other—related parties, long-term	(4,882,000)	—	—	—
Accounts payable	(14,968,000)	1,953,000	11,586,000	8,127,000
Accrued liabilities	(7,245,000)	(127,000)	15,212,000	4,103,000
Accrued liabilities—related parties	(23,199,000)	5,992,000	41,498,000	2,349,000
Notes payable—related parties, short-term	2,262,000	—	—	—
Deferred revenue	6,576,000	850,000	3,089,000	2,271,000
Deferred revenue—related parties	11,427,000	—	—	—
Long-term deferred revenue	11,439,000	1,100,000	11,013,000	—
Other long-term liabilities	3,804,000	30,000	1,187,000	—

Net cash used in operating activities	(120,836,000)	(23,648,000)	(114,022,000)	(35,941,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment, net	(3,262,000)	(758,000)	(21,087,000)	(3,930,000)
Sale (purchase) of short-term investments, net	—	—	6,168,000	(6,004,000)

Net cash provided by (used in) investing activities	(3,262,000)	(758,000)	(14,919,000)	(9,934,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	14,000,000	—	100,000,000	—
Payment of issuance costs for common stock	(175,000)	—	—	—
Cash proceeds from issuance of convertible notes payable with warrants	36,750,000	—	—	—
Cash proceeds from issuance of convertible notes payable-related party with warrants	6,900,000	—	—	—
Payment of issuance costs for convertible notes payable	(3,563,000)	—	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	—	90,572,000
Proceeds from issuance of common stock through initial public offering, net of issuance costs	—	—	—	90,255,000
Payment of issuance costs for redeemable convertible preferred stock, redeemable common stock and common stock	—	(250,000)	(6,606,000)	—
Proceeds from release of restricted cash	—	43,500,000	—	—
Proceeds from issuance of common stock—employee stock purchase plan	1,206,000	—	2,185,000	—

	Restated
	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Proceeds from exercise of common stock options	503,000	21,000	1,110,000	1,192,000
Series A redeemable convertible preferred stock dividend	(3,018,000)	(423,000)	(1,514,000)	—
Repurchase of common stock	(61,000)	—	(4,000)	(28,000)
Reduction of financing expenses from prior year	205,000	—	—	—
Net (payments) borrowings under capital lease	(796,000)	(64,000)	(367,000)	1,765,000
Decrease in bank overdraft	—	—	—	(442,000)

Net cash provided by financing activities	51,951,000	42,784,000	95,350,000	183,314,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,147,000)	18,378,000	(33,591,000)	137,439,000

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	124,474,000	106,096,000	139,687,000	2,248,000

Balance at end of period	$52,327,000	$124,474,000	$106,096,000	$139,687,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH OPERATING INFORMATION
Cash paid for interest	$(1,075,000)	$(11,000)	$(117,000)	$(41,000)
Cash paid for interest—related parties	(1,643,000)	—	—	—
(Recognition) reversal of deferred stock-based compensation	440,000	10,000	83,000	(7,700,000)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH FINANCING INFORMATION
Restricted cash received from issuance of Series A redeemable convertible preferred stock	—	—	81,356,000	—
Restricted cash received from issuance of redeemable common stock	—	—	18,644,000	—
Restricted cash used for prepaid marketing expenses	—	—	(8,500,000)	—
Restricted cash released to cash in connection with Second Amendment to AOL Investment Agreement	—	(43,500,000)	—	—
Deferred interest income on restricted cash	(1,631,000)	438,000	1,666,000	—
Prepaid advertising received in exchange for convertible notes payable	8,100,000	—	—	—
Discount on issuance of convertible notes payable	(9,608,000)	—	—	—
Beneficial conversion related to convertible notes payable	(11,127,000)	—	—	—
Issuance of warrants—non-cash financing expenses	(552,000)	—	—	—
Issuance of common stock for conversion of notes payable	7,500,000	—	—	—
Conversion of financing expenses related to convertible notes payable	(571,000)	—	—	—
Issuance of common stock warrants for prepaid marketing expenses	—	—	(15,364,000)	—
Issuance of Series A convertible preferred stock for Series A redeemable preferred stock and release of restricted cash	—	33,356,000	—	—
Issuance of common stock for redeemable common stock and release of restricted cash	—	18,644,000	—	—
Incremental value of re-priced common stock warrants	—	4,874,000	—	—
Stock issued for a note receivable	—	—	—	2,822,000
Equipment acquired under capital lease	—	—	367,000	1,978,000

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

The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of January 31, 2002, TiVo had an accumulated deficit of $463.0 million. The Company believes that its cash and cash equivalents, will be sufficient to fund its operations for at least the next 12 months.

2.    RESTATEMENT

In May 2002, TiVo terminated Arthur Andersen LLP and engaged KPMG LLP as its independent auditor. TiVo asked KPMG LLP to re-audit TiVo’s financial statements for its fiscal year ended January 31, 2002. During the course of the re-audit, TiVo concluded that, in preparation of its fiscal year 2002 financial statements, certain errors were made in calculating certain non-operating, non-cash items related to convertible notes which were issued in August 2001 (see Note 11). After consultation with KPMG LLP, TiVo concluded that it should adjust certain non-cash items on its balance sheet and non-cash interest expense on its income statement for the quarter ended January 31, 2002.

The restated consolidated financial statements reflect the following adjustments for the fiscal year ended January 31, 2002:

•	An increase of $2.8 million to the value of the beneficial conversion feature from $8.3 million to $11.1 million at November 4, 2001.

•	A reclassification of the value of the beneficial conversion feature from a prepaid expense to a discount on the convertible notes payable.

•
An increase of $3.1 million to interest expense and other representing amortization of the unamortized discount on the convertible notes converted into common stock during November 2001. This unamortized discount was previously recorded as additional paid-in capital upon conversion.

At January 31, 2002 as a result of these adjustments, stockholders’ deficit decreased by $2.3 million. Impacted financial statement line items were interest expense and other; prepaid expenses and other short-term and long-term; convertible notes payable short-term and long-term; convertible notes payable-related parties short-term and long-term; additional paid in capital and accumulated deficit. For updates to the disclosures, refer to the Company’s amended Quarterly Reports on Form 10-Q for the quarterly period ended April 30, 2002 and Quarterly Report on Form 10-Q for the quarter ended July

31, 2002. Both reports were filed on September 13, 2002 with the Securities and Exchange Commission. The consolidated financial statements as of and for the fiscal year ended January 31, 2002 and notes thereto included in this amended Annual Report on Form 10-K have been restated to include the effects of the corrections, as follows:

	Restated	As Previously Reported
	Year Ended January 31, 2002	Year Ended January 31, 2002:
	(in thousands, except per share data):
Consolidated Statement of Operations:
Interest expense and other	(5,731)	(2,681)

Loss before taxes	(156,705)	(153,655)

Net loss	(157,705)	(154,655)

Net loss attributable to common stockholders	$(160,723)	$(157,673)

Net loss per share
Basic and diluted	$(3.74)	$(3.67)

	Restated	As Previously Reported
	As of January 31, 2002
	(in thousands)
Consolidated Balance Sheet:
Prepaid expenses and other	$3,916	$5,384
Total current assets	124,391	125,859
Prepaid expenses and other, long-term	2,515	7,762
Total long-term assets	25,543	30,790
Total assets	149,934	156,649
Convertible notes payable, long-term	18,315	24,280
Convertible notes payable-related parties, long-term	9,426	12,453
Total long-term liabilities	56,316	65,308
Total liabilities and current redeemable convertible preferred stock	179,878	188,870
Additional paid-in capital	449,829	444,502
Accumulated deficit	(462,971)	(459,921)
Total stockholders’ deficit	(29,944)	(32,221)
Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	149,934	156,649

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to prior years’ financial information to conform with the current period presentation.

Cash and Cash equivalents

The Company classifies financial instruments as cash equivalents if the original maturity of such instruments in three months or less.

Restricted Cash

Restricted cash represents funds restricted under the terms of the Investment Agreement between America Online, Inc. (“AOL”) and TiVo, dated June 9, 2000 and the First Amendment to the Investment Agreement dated September 11, 2000 (the “Investment Agreement”) (see Note 10).

Accounts Receivable—Related Parties

Accounts Receivable–related parties consist of amounts owed to the Company from the Company’s strategic partners such as DIRECTV, Inc. (“DIRECTV”), Philips Business Electronics B.V. (“Philips”), Quantum Corporation (“Quantum”) and Sony Corporation of America (“Sony”). These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed for reimbursement of a portion of the Company’s development costs.

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

Other Long-Term Liabilities

Other long-term liabilities at January 31, 2002 consist primarily of rent of $4.1 million resulting from the recognition of a rent liability and related expense for the Company’s vacant facility. The Company estimated given the current real estate market conditions that it would take approximately 12 months to sublease the vacant facility in Alviso, California and that the sublease income would be significantly lower than the current monthly rent payment.

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

The Company recognizes revenue under its technology license and engineering professional services agreement with Sony Corporation in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition” (“SOP-97-2”). This agreement constitutes a multiple-element arrangement in which vendor specific objective evidence (“VSOE”) is required for all undelivered elements in order to recognize license revenue. The Company has not established VSOE on undelivered elements of the arrangement and must defer revenue related to this arrangement until all elements have been delivered. The Company intends to enter into additional technology licensing transactions in the future, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or TiVo’s work effort.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service platform development and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing—Related Parties Expense

Sales and marketing—related parties expense consists of cash and non-cash charges related to the Company’s agreements with DIRECTV, Philips, Quantum, Sony, AOL and Creative Artists Agency, LLC (“CAA”), all of which hold stock in the Company.

Advertising Costs

The Company expenses advertising costs as the services are provided. Advertising expenses were $41.9 million for the year ended January 31, 2002 including expenses related to a portion of the AOL, NBC and Discovery media insertion orders which are classified as sales and marketing—related parties expense. Advertising expenses were $3.2 million for the one-month transition period ended January 31, 2001, $58.4 million for the year ended December 31, 2000 and $30,000 for the year ended December 31, 1999.

Stock-Based Compensation and Stock Exchanged for Services

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference between fair value and the exercise price. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method of amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28, under which value assigned to options vesting in future periods is ratably amortized beginning upon issuance of the option rather than at the vesting date. The Company has recorded stock-based compensation expenses of $1.2 million for the year ended January 31, 2002. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

Other Operating Expense, Net

Prior to the transition of manufacturing and distribution responsibility to Philips in the fourth quarter of 1999, the Company sold personal video recorders directly to consumers. The Company’s direct sales of personal video recorders of $13.5 million, less the cost of the personal video recorders sold of $20.7 million for the year ended December 31, 1999 were classified as other operating expense, net. Other operating expense, net is considered incidental to the Company’s business and was recognized upon shipment to the customer. The Company records a provision for estimated warranty costs and returns at the time of sale.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense and the amortization of cash financing expenses related to the convertible notes for non-related parties and cash charges for interest expense payable to Comdisco. Also included in interest expense and other are non-cash charges for amortization of beneficial conversion, amortization of warrants to bankers related to the convertible notes and amortization of warrants issued to Comdisco. Included in interest expense and other – related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable to our strategic partners according to negotiated deferred payment schedules. The following table summarizes the components of interest expense and other:

Restated
Year ended January 31, 2002
Cash interest expense and other	$1,079,000
Cash interest expense and other—related parties	1,643,000

Total cash interest expense and other	2,722,000

Total non-cash interest expense and other	4,652,000

Total interest expense and other	$7,374,000

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

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB No. 98). Under the provisions of SFAS No. 128 and SAB No. 98, Basic net loss per common share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding. Shares used in the computation of the fiscal year ended January 31, 2002, net loss per share amount exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 8), common shares issuable upon conversion of Convertible Notes Payable (see Note 11), and any unvested, repurchasable common stock issued under the employee stock option plans (see Note 9).

Diluted net loss per common share is calculated by dividing net loss attributable to common stock by the weighted average number of common shares and dilutive common share equivalents outstanding. The net loss attributable to common stock is calculated by deducting the Series A redeemable convertible preferred stock dividend from the net loss.

Diluted net loss per share does not include the effect of the following antidilutive common share equivalents:

	January 31, 2002	January 31, 2001	December 31, 2000	December 31, 1999
Series A redeemable convertible preferred stock	1,600,000	1,600,000	2,711,861
Series A convertible preferred stock	1,111,861	1,111,861	—
Redeemable common stock	—	—	806,889
Repurchasable common stock, related parties	—	1,128,867	1,128,867	1,128,867
Repurchasable common stock	627,880	1,060,849	1,103,736	1,364,366
Number of common shares issuable for convertible notes payable	8,119,266	—
Options to purchase common stock	10,634,966	7,397,307	7,425,698	4,346,522
Warrants to purchase common stock	8,539,812	2,694,861	2,649,380

Total	30,633,785	14,993,745	15,826,431	6,839,755

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

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minim  al amount of credit risk related to these customers as subscription revenue is primarily obtained through credit card sales. The reserves for doubtful accounts at January 31, 2002 were $23,000 and zero for accounts receivable and accounts receivable—related parties, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips, Sony, AOL and Quantum) to be significant.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31, 2002	January 31, 2001
Furniture and fixtures	$3,462,000	$3,397,000
Computer and office equipment	12,584,000	11,049,000
Lab equipment	1,140,000	1,125,000
Leasehold improvements	5,669,000	6,060,000
Capitalized software	7,144,000	5,106,000

Total property and equipment	29,999,000	26,737,000
Accumulated depreciation	(11,853,000)	(4,813,000)

Property and equipment, net	$18,146,000	$21,924,000

Equipment under capital leases was $2.3 million at January 31, 2002 and 2001. Depreciation and amortization expense was $7.0 million, $501,000, $3.6 million and $661,000 for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and for the calendar years ended December 31, 2000 and December 31, 1999, respectively.

5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31, 2002	January 31, 2001
Marketing and promotions	$5,393,000	$14,843,000
Compensation and vacation	2,771,000	1,506,000
Legal and accounting	1,038,000	713,000
Accrued facilities expenses	1,019,000	—
Convertible debt interest expense	887,000	—
Prepaid rent from tenant	671,000	669,000
Employee stock purchase plan	332,000	629,000
Consulting and outside services	507,000	575,000
Telecommunications and utilities	—	691,000
Other	—	237,000

	$12,618,000	$19,863,000

6.    LEGAL MATTERS

In September 1999, TiVo received letters from Time Warner, Inc. and Fox Television stating that TiVo’s personal television service exploits these companies’ copyrights without the necessary licenses. The Company believes that the TiVo Service does not infringe on these copyrights and believes that there will not be an adverse impact as a result of these letters.

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

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the Company defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s common stock in the initial public offering and the after-market. The complaint also alleges that the Company defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The Company defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the Company defendants intend to move to dismiss the consolidated complaint for failure to state a claim.

On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that the Company knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that the Company be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. The Company filed its answer to the complaint on October 19, 2001. Discovery, through which the Company would seek to investigate the plaintiff’s claims, has not commenced. Based on the information available, the Company is unable to form a conclusion regarding the amount, materiality or range of potential loss, if any, which might result if the outcome of this matter were unfavorable.

On September 25, 2001, Pause Technology filed a complaint against TiVo in the US District Court for the District of Massachusetts alleging willful and deliberate infringement of US Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. TiVo’s answer was filed on December 26, 2001.

On December 12, 2001, SONICblue Incorporated filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of US Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue seeks unspecified monetary damages as well as an injunction against our operations. TiVo’s answer was filed on January 23, 2002.

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

The Company believes it has meritorious defenses and intend to defend all of the above actions vigorously; however, the Company could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, the Company’s business could be harmed.

7.    INCOME TAXES

Under the Sony license agreements, the Company incurred $1.0 million in withholding taxes to the government of Japan. This payment of this withholding tax generates a deferred tax asset. However, as the Company’s ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $1.0 million has been accounted for as a provision for income tax. There was no provision or benefit for income taxes for the one-month transition period ended January 31, 2001, or for the calendar years ended December 31, 2000 and 1999.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

Restated
Year ended January 31, 2002
Expected tax benefit at U.S. federal statutory rate of 35%.	$(54,847,000)
Foreign withholding tax	1,000,000
Net operating loss and temporary differences for which no tax benefit was realized	54,838,000
Non-deductible expenses	9,000

Total tax expense	$1,000,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 31, 2002 are presented below:

Restated
Year ended January 31, 2002
Deferred tax assets:
Net operating loss and tax credit carryforwards	$152,713,000
Deferred revenue and rent	20,898,000
Prepaid marketing expense	11,998,000
Other	1,738,000

Gross deferred tax assets before valuation allowance	187,347,000
Less: valuation allowance	(184,310,000)

Deferred tax liabilities:
Convertible notes payable	(3,037,000)

Total deferred tax liabilities	(3,037,000)

Net deferred tax assets (liabilities)	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets as of January 31, 2002 was $184.3 million. The net change in the total valuation allowance for the year ended January 31, 2002 was an increase of $60.5 million.

As of January 31, 2002 the Company has net operating loss (NOL) carryforwards for federal state income tax purposes of approximately $375.7 million and $290.6 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2017 through 2021. State net operating loss carryforwards expire beginning in 2005 through 2011. A significant change in ownership of the Company may limit the Company’s ability to utilize these NOL carryforwards.

As of January 31, 2002, unused research and development tax credits of approximately $2.7 million and $2.7 million are available to reduce future federal and California income taxes, respectively. The federal research credit carryforwards will begin to expire, if not utilized in 2021. California research and experimental tax credits carryforward indefinitely until utilized.

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

        During the year ended January 31, 2002, the Company issued 2,147,239 shares of common stock as a result of the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. Additionally, the Company issued 202,073 shares of common stock as a result of the exercise of stock options.

Convertible Preferred Stock

At the Annual Meeting of Stockholders held on July 26, 2000, the proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 2 million shares to 10 million shares was approved.

On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock subject to redemption. These shares are now classified as convertible preferred stock.

Redeemable Convertible Preferred Stock

In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock for $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. See Note10 for a description of Series A redeemable convertible preferred stock issued to AOL.

On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock subject to redemption. These shares are now classified as convertible preferred stock. As of January 31, 2002 there were 1,600,000 shares of current redeemable convertible preferred stock outstanding. The carrying value of the Series A Redeemable convertible preferred stock is $46.5 million, net of financing expenses of $1.5 million. The carrying value of the Series A convertible preferred stock is $32.4 million, net of financing expenses of $1.0 million.

The following table summarizes the activity related to redeemable convertible preferred stock and common stock subject to redemption for fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000:

	Redeemable Convertible Preferred Stock		Redeemable Common Stock		Additional Paid-In Capital	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	—	$—	$—	$—

Issuance of Series A redeemable convertible preferred stock	2,711,861	3,000	—	—	81,353,000	81,356,000
Issuance of common stock subject to redemption	—	—	806,889	1,000	18,643,000	18,644,000
Issuance costs	—	—	—	—	(3,010,000)	(3,010,000)

Balance, December 31, 2000	2,711,861	3,000	806,889	1,000	96,986,000	96,990,000
Removal of redemption feature-Series A convertible preferred stock	(1,111,861)	(1,000)	—	—	(33,355,000)	(33,356,000)
Removal of redemption feature-common stock	—	—	(806,889)	(1,000)	(18,643,000)	(18,644,000)
Issuance costs	—	—	—	—	1,565,000	1,565,000

Balance, January 31, 2001	1,600,000	2,000	—	—	46,553,000	46,555,000
Series A redeemable convertible preferred stock	—	—	—	—	—	—
Issuance costs	—	—	—	—	—	—

Balance, January 31, 2002	1,600,000	$2,000	—	$—	$46,553,000	$46,555,000

Warrants

See Note 10 for a description of AOL Initial Common Stock Warrants A and B and Performance Warrants A and B.

See Note 11 for a description of the Convertible Notes Payable.

See Note 14 for a description of common stock warrants issued to DIRECTV under the Warrant and Registration Rights Agreement.

See Note 14 for a description of Series C and Series D preferred stock warrants issued to Quantum under a hard disk drive supply agreement.

9.    EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1997 Plan allowed individuals to exercise their options prior to full vesting. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2002, options to purchase 564,485 shares of common stock remain outstanding and exercisable.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date. The terms of the 1999 Plan allow individuals to exercise options granted prior to August 8, 2001 prior to full vesting and options granted subsequent to August 8, 2001 as the options vest. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 16,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2002, options to purchase 9,860,481 shares of common stock remain outstanding of which 7,895,412 are exercisable.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date but terminates three months after a director’s service terminates. The number of shares authorized for option grants under the Directors’ Plan is 800,000, subject to an annual increase of 100,000 shares. Options to purchase 210,000 shares of common stock are outstanding and exercisable as of January 31, 2002.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the purchase plan, the board may specify offerings up to 27 months. The number of shares reserved for issuance under this plan is 800,000 subject to an annual increase by the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. During the fiscal year ended January 31, 2002, the board approved a 200,000 share increase to the Employee Stock Purchase Plan reserve. There were 313,482 shares of common stock issued as a result of purchases under this plan during the year ended January 31, 2002. There were zero shares issued as a result of purchases under this plan during the one-month transition period ended January 31, 2001. There were 177,907 and zero shares issued as a result of purchases under this plan during the calendar years ended December 31, 2000 and December 31, 1999 respectively. As of January 31, 2002, there were 308,611 shares available for future purchases.

The Company accounts for stock options under APB Opinion No. 25, under which, for the period from August 4, 1997 (Inception) to December 31, 1997 and for the year ended December 31, 1998, no compensation cost was recognized when the awards were granted to employees or directors. The Company has recorded adjustments reducing deferred compensation of approximately ($440,000), ($10,000), ($83,000) and deferred compensation of $7.7 million as a contra-equity account for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001, the calendar year ended December 31, 2000 and December 31, 1999, respectively. The Company has recorded stock-based compensation expense of $1.2 million, $175,000, $3.1 million and $1.5 million for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and December 31, 1999, respectively. Had compensation expense for the stock options been determined consistently with SFAS No. 123, the effect on the Company’s net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

	Restated
	Year Ended January 31,	One-Month ended January 31,	Year Ended December 31,	Year Ended December 31,
	2002	2001	2000	1999
Net loss, as reported	$(160,723,000)	$(19,013,000)	$(206,354,000)	$(66,565,000)
Pro forma effect of SFAS No. 123	(13,118,000)	(1,065,000)	(6,983,000)	(4,100,000)

Net loss, pro forma	$(173,841,000)	$(20,078,000)	$(213,337,000)	$(70,665,000)

Basic and diluted loss per share, as reported	$(3.74)	$(0.47)	$(5.55)	$(5.49)

Basic and diluted loss per share, pro forma	$(4.05)	$(0.49)	$(5.74)	$(5.83)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.48% and 6.54%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 50%-70%.

A summary of the status of the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Plan is presented in the table and narrative below:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,235,000		$.27

Granted	4,307,087	$1.00—$39.94	8.46
Exercised	(525,064)		2.29
Canceled	(670,502)		5.25

Outstanding at December 31, 1999	4,346,521		$7.37

Granted	3,949,850	$5.50—$35.31	19.11
Exercised	(395,466)		2.78
Canceled	(475,207)		12.48

Outstanding at December 31, 2000	7,425,698		$13.48

Granted	42,500	$6.38—$7.13	6.60
Exercised	(25,604)		.81
Canceled	(45,287)		10.02

Outstanding at January 31, 2001	7,397,307		$13.51

Granted	4,726,000	$3.00—$8.61	$5.06
Exercised	(202,073)		$2.49
Canceled	(1,286,268)		$14.44

Outstanding at January 31, 2002	10,634,966		$9.86

The weighted average fair market values of options granted during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and December 31, 1999 are $5.08, $6.60, $19.28 and $10.15, respectively. Of the options outstanding at January 31, 2002, January 31, 2001, December 31, 2000 and December 31,1999, 6,534,516, 3,769,222, 3,607,194 and 1,270,888 are vested, respectively. The Company repurchased 57,608, zero, 50,066 and 226,342 unvested shares issued upon early exercise of options during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999, respectively, upon the optionees’ terminating employment with the Company.

The following table contains information concerning outstanding stock options as of January 31, 2002:

Number of Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Contractual Life
320,723	$0.04—$0.75	6.60 years
2,815,531	$1.00—$5.50	9.20 years
3,311,871	$5.60—$7.13	8.93 years
1,009,908	$8.50—$9.50	7.89 years
474,376	$10.50—$15.88	8.11 years
577,727	$16.00—$19.88	8.51 years
1,723,497	$20.00—$27.56	8.32 years
401,333	$30.00—$39.94	7.96 years

10,634,966

10.    AOL RELATIONSHIP

On September 13, 2000, the Company closed an Investment Agreement with AOL for $200 million. Under the terms of the Investment Agreement, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share, 5,134,722 shares of common stock at $23.11 per share (of which 806,889 common shares were subject to redemption as of December 31, 2000), two initial warrants to purchase an aggregate of 2,603,903 shares of the Company’s common stock and two performance warrants to purchase an aggregate of up to 5,207,806 shares of common stock. As of January 31, 2002 and January 31, 2001, 1,600,000 shares of current Series A Preferred stock that are subject to redemption under the terms of the Investment Agreement are shown as current redeemable preferred stock on the Company’s consolidated financial statements. The two performance warrants are contingent upon future performance and have not been issued. The AOL investment was part of a three-year Commercial Agreement, which contemplated that TiVo would become an AOL TV programming partner, offering AOL TV subscribers access to features of TiVo’s Personal TV Service.

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

Restricted Cash

The First Amendment to the Escrow Agreement, dated as of January 30, 2001, authorized the release to the Company of $43.5 million in restricted funds previously held in escrow pursuant to the Escrow Agreement leaving a remaining balance plus interest in restricted cash of $51.5 million. Of this amount, $48.0 was earmarked to be used to subsidize the production of the jointly developed AOL TV/TiVo set-top box. TiVo has since changed its business model and intends to sharply reduce subsidy payments. As a result, the commitment of capital for subsidies no longer fits the Company’s business model. AOL and the Company are engaged in discussions regarding the modification of the terms of the agreements. As of January 31, 2002 the restricted cash balance consists of $48.0 million restricted funds with interest earned on restricted cash of $3.7 million.

Under the terms of the current AOL arrangement, if the AOL TV/TiVo set-top box launch does not occur by December 31, 2001 or a later date agreed to by both parties, and AOL has not committed a material breach of the Commercial Agreement or if the Company has breached its obligations with respect to the financial covenants, then AOL has a put option pursuant to which AOL could require the Company to repurchase up to 1.6 million shares of the current Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million. The Company currently records the $48.0 million on the consolidated balance sheets as restricted cash of $48.0 million plus the interest income earned on restricted cash. The set-top box was not launched by December 31, 2001 and the Company recently modified its agreements with AOL so that AOL has 100 days from the agreed upon launch date to exercise its put option (see Note 18). At this point, the Company has not agreed with AOL on this agreed upon launch date and the Company believes that AOL does not plan to deploy that AOL TV/TiVo set-top box as originally envisioned. The Company is in discussions with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions. If the outcome includes exercise of the put option, the Company’s cash and cash equivalents would increase by $3.7 million, reflecting the deferred interest on the restricted cash, and the restricted cash balance would be reduced to zero. The Company does not include restricted cash in its calculation of working capital available for operations. As a result, the Company does not expect that the preferred stock repurchase would have a material effect on its business operations.

Current Series A Redeemable Convertible Preferred Stock

In September 2000, the Company issued 2,711,861 shares of Series A redeemable convertible preferred stock at $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. In January 2001, under the terms of the Second Amendment, 1,111,861 shares of Series A redeemable convertible preferred had their redemption feature removed. As of January 31, 2001 and October 31, 2001, each of the 1,600,000 shares of the current Series A redeemable convertible preferred stock is initially convertible into one share of common stock, subject to adjustment for stock splits, dividends, combinations, reclassifications or similar transactions, as provided in the Company’s Amended and Restated Certificate of Incorporation. The current Series A redeemable convertible preferred stock is convertible upon AOL’s option or is mandatorily convertible if the price of the Company’s common stock exceeds $30.00 per share for 18 trading days in any 20 consecutive trading day period.

Put Option

Under the terms of the First Amendment to the Investment Agreement, if the set-top box launch of the Integrated Product does not occur by December 31, 2001 or a later date agreed upon by both parties, and AOL has not committed a material breach of the Commercial Agreement or the Company has breached its obligations with respect to the financial covenants, then AOL would have a put option pursuant to which AOL could require the Company to repurchase from AOL the number of shares of Series A redeemable convertible preferred stock which have an initial liquidation value of $91.5 million. If all the shares of Series A redeemable convertible preferred stock have an aggregate initial liquidation value of less than $91.5 million, then AOL could require the Company to repurchase the number of shares of common stock having a value equal to the difference between that aggregate initial liquidation value and $91.5 million. In the event that the set-top box launch occurred after December 31, 2001 or the agreed upon launch date, but prior to the exercise of the put option, the put option would immediately expire.

The Second Amendment to the Investment Agreement modified the terms of AOL’s put option with respect to the current Series A redeemable convertible preferred stock held by AOL. Under the Second Amendment, the Company could be required to repurchase up to 1.6 million shares of current Series A redeemable convertible preferred stock at a liquidation value of up to $48.0 million, which was equal to the amount of the funds remaining in the restricted cash account, following AOL’s release of $43.5 million of restricted cash in January 2001, excluding any interest earned on such funds. The set-top box was not launched by December 31, 2001 and the Company recently modified its agreements with AOL so that AOL has 100 days from the agreed upon launch date to provide written notice to the Company if it intends exercise its put option (see Note 18). At this point, the Company has not agreed with AOL on this agreed upon launch date and the Company believes that AOL does not plan to deploy the AOL TV/TiVo set-top box as originally envisioned. The Company is in discussion with AOL regarding modification of the terms of the current agreements, including product definition, development funding, deployment, launch date, and other commercial terms. There can be no assurances about the outcome of these discussions

Series A Redeemable Convertible Preferred Stock Dividend

Under the terms of the Investment Agreement between AOL and the Company, the Company issued Series A redeemable convertible preferred stock, with certain dividend and voting rights. Dividends on the Series A convertible preferred stock are calculated by multiplying the Non-Government Institutional Funds Simple Average Rate by $30.00 per share times the number of shares of Series A convertible preferred stock outstanding. Dividends are payable quarterly as declared by the Company’s Board of Directors. Dividends for the year ended January 31, 2002 were $3.0 million and for the one-month transition period ended January 31, 2001 were $423,000. Dividends were $1.5 million and zero for the calendar years ended December 31, 2000 and December 31, 1999, respectively. As of January 31, 2002, dividends payable were $620,000.

Initial Common Stock Warrants A and B

In January 2001, the Second Amendment to the AOL Investment Agreement provided for the reduction in the exercise price of the two initial warrants. The Company issued amended warrants to AOL, which reduced the per share exercise price of AOL’s warrant to purchase 2,308,475 shares of common stock from $23.11 to $7.29, and reduced the per share exercise price of AOL’s warrant to purchase 295,428 shares of common stock from $30.00 to $7.29. The initial warrants are vested immediately and exercisable as follows:

•
Initial Warrant A—AOL was issued warrants to purchase 2,308,475 shares of common stock at $7.29 per share. The Company is expensing the estimated incremental fair value of the repriced warrants of $4.2 million over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: 9-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

•
Initial Warrant B—AOL was issued warrants to purchase 295,428 shares of common stock at $7.29 per share. The Company is expensing the estimated incremental fair value of the repriced warrants of $720,000 over the remaining term of the Commercial Agreement (original term of 3 years). The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: 33-month remaining life of the warrant; fair market value at the date of issuance of $7.13 per share; a risk-free rate of return of 6.05%; dividend yield of zero percent; and a volatility of 70%.

The Initial Warrant A expired on December 31, 2001. Initial Warrant B expires December 31, 2003. The estimated incremental fair value of the warrants of $4.9 million was recorded as prepaid marketing expense (contra-equity) of which $1.9 million has been amortized as of January 31, 2002.

Performance Warrants

In conjunction with AOL’s investment in September 2000, the Company issued two performance warrants to AOL to purchase common stock. If AOL meets certain performance criteria, it may exercise these two performance warrants to purchase common stock. The warrants are exercisable as follows:

•
Performance Warrant A—AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant A may be exercised within six months following the execution of the Launch Commitment. The Launch Commitment is a binding contractual commitment to market the Integrated Service to 1,500,000 activated users on Time Warner cable systems.

•
Performance Warrant B—AOL was issued warrants to purchase up to 2,603,903 shares of common stock at the exercise price described below. Performance Warrant B may be exercised within the six-month period following the date on which AOL notifies the Company that 1,500,000 activated users of the Integrated Service exist at one time.

Performance Warrants A and B shall be valued at the date that AOL meets the performance criteria. The exercise price for each performance warrant is equal to 90% of the average of the last reported trading prices of the Common Stock on the Nasdaq for the ten consecutive trading days preceding the date of AOL’s Notice of Exercise.

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

If the Company were to value the performance warrants as of January 31, 2002, it would record the estimated value of the performance warrants of $3.8 million as prepaid marketing expense (contra-equity). If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2002 than the valuation of the warrants could significantly increase or decrease from the following calculated valuation:

•
Performance Warrant A—AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.45 per share. Performance Warrant A would be valued when it is earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option-pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $6.07 per share; a risk-free rate of return of 1.83%; dividend yield of zero percent; and a volatility of 50%.

•
Performance Warrant B—AOL would be issued warrants to purchase up to 2,603,903 shares of common stock at $6.45 per share. Performance Warrant B would be valued when it is probable of being earned by AOL. The Company would expense the estimated fair value of the warrants of $1.9 million over 3 years, the term of the Commercial Agreement. The estimated fair value of the warrants would be determined using the Black-Scholes option-pricing model. The principal assumptions that would be used in the computation are: 6-month term; fair market value at the date of issuance of $6.07 per share; a risk-free rate of return of 1.83%; dividend yield of zero percent; and a volatility of 50%.

Additionally, Performance Warrants A and B would also become exercisable immediately upon the occurrence of either a material breach of the Commercial Agreement by the Company or if the Company enters into a definitive agreement for a change of control of the Company. The performance warrants would expire on the earlier of September 13, 2003 or in the event that AOL commits a material breach of the Commercial Agreement.

Since these warrants are contingent on AOL’s performance or probable performance and the criteria have not been met at this time, the Company has not recorded nor valued the performance warrants at this time in the financial statements. If market conditions at the time that AOL earns the performance warrants are different than those at January 31, 2002 than the valuation of the warrants could significantly increase or decrease from the above amount.

Financial Covenants

Under the terms of the AOL Investment Agreement, the Company must maintain a positive net cash position in excess of $25.0 million, measured at the end of each fiscal quarter. Net cash is defined as consolidated current assets (excluding deferred tax assets and escrowed funds) minus consolidated current liabilities (excluding deferred revenue, deferred interest income on escrowed funds, sublessee prepaid rent and leasing obligations). The Company advises AOL monthly, on an informational basis, of the Company’s net cash position. Per the agreement, if the Company falls below the $25.0 million net cash position at the end of the Company’s fiscal quarter, AOL has the right to exercise its put option. The Company was in compliance with the net cash position requirement as of January 31, 2002.

The financial covenants shall terminate upon the earlier of the date of the set-top box launch, so long as such set-top box launch occurs before the agreed upon launch date, the expiration of the put option or the day following the first anniversary of the agreed upon launch date.

11.    CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million of convertible notes payable and received cash proceeds, net of issuance costs of approximately $40.1 million from accredited investors. TiVo received cash proceeds of approximately $36.8 million from non-related party noteholders and $6.9 million from existing stockholders for a total of $43.7 million. In addition, the Company received non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. (“Discovery”) and the National Broadcasting Company, Inc. (“NBC”), who are existing stockholders. Cash issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was designated for advertising and promotional services. As part of the transaction, the Company also paid $5.0 million in October 2001 to NBC for prepaid advertising.

The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share.

In November 2001, two noteholders converted their notes payable, with a face value of $7.5 million to 1,376,146 shares of the Company’s common stock.

The private placement consisted of the following securities:

•
$51,750,000 of 7% Convertible Senior Notes due 2006.    The notes are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at a conversion price of $5.45 per share, the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days preceding November 4, 2001. A beneficial conversion amount of $11.1 million was recorded as a discount on convertible notes payable and will be amortized as interest expense over the life of the debt or until the notes are converted to stock. The total value of the beneficial conversion of $11.1 million has been recorded as a discount on the convertible notes payable. This discount will be amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five year life of the convertible notes payable or upon conversion, if earlier.

•
Warrants to purchase TiVo common stock.    Warrants were issued to noteholders to purchase a total of 2,536,766 shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The value of these warrants was recorded as a discount on convertible notes payable and will be amortized as interest expense over the life of the debt or until the notes are converted to common stock.

•
Additional Warrants.    As part of the private placement, TiVo issued two additional sets of warrants. The first set of warrants, which expire after one year from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of 3,843,582 shares of TiVo common stock at an exercise price of $6.73 per share. The second set of warrants, which expire after five years from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of 1,268,384 shares of TiVo common stock at an exercise price of $7.85 per share. These five-year terminable warrants may only be exercised if the one-year warrants have been exercised. The estimated fair value of the warrants of $4.0 million was determined using the Black-Scholes option-pricing model. The principal assumptions for the one-year warrants were: 1-year term; fair market value at the date of issuance of $5.61 per share; a risk-free rate of return of 3.23%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions used in the Black-Scholes computation for the five-year terminable warrants were: 5-year term; fair market value at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The value of these warrants was recorded as a discount on convertible notes payable and will be amortized as interest expense over the life of the debt or until the notes are converted to common stock.

The total value of the warrants issued to convertible noteholders in the private placement was $9.6 million and has been recorded as a discount on the convertible notes payable. This discount will be amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five-year life of the notes payable or upon conversion, if earlier.

The convertible notes carry a coupon interest rate of 7%. The effective interest rate of the convertible notes, including coupon interest and amortization of discount, amortization of the beneficial conversion amount and amortization of prepaid cash issuance costs is approximately 24%. The discount, the beneficial conversion amount and prepaid issuance costs are amortized using the straight-line method, which approximates the effective interest rate method.

As of January 31, 2002 the carrying value of the convertible notes payable is as follows:

	Restated	Restated
	Convertible notes payable	Convertible notes payable-related parties	Total
Face value of convertible notes payable	$29,250,000	$15,000,000	$44,250,000
Unamortized discount resulting from warrants issued to noteholders	(4,989,000)	(2,524,000)	(7,513,000)
Unamortized discount resulting from beneficial conversion feature	(5,946,000)	(3,050,000)	(8,996,000)

Carrying value of convertible notes payable	$18,315,000	$9,426,000	$27,741,000

The effects of recording the transactions resulting from convertible notes payable in the Company’s consolidated financial statements were as follows:

•
Cash and cash equivalents increased by $40.1 million for the net cash proceeds from the offering. The $40.1 million is the gross proceeds from issuance of the securities offered of $51.8 million, less the cash debt issuance costs of $3.6 million and less the non-cash advertising and promotional services consideration of $8.1 million.

•	Prepaid expenses and other increased by $4.2 million for cash and non-cash debt issuance costs of $3.6 million and $552,000, respectively.

•
Prepaid expenses and other—related parties increased by $13.1 million as a result of prepaid advertising. The non-cash proceeds from issuance of convertible debt of $8.1 million was recorded as prepaid advertising and promotional services. In addition, the Company paid $5.0 million in October 2001, to NBC for prepaid advertising. During the year ended January 31, 2002, $8.1 million of this prepaid advertising was expensed and as of January 31, 2002, $5.0 million remained in prepaid expenses.

•
Convertible notes payable, long-term increased by $36.8 million as a result of the face value of the convertible notes payable and decreased by the discount on convertible notes of $6.8 million (the value of warrants issued to noteholders) and $7.9 million (the value of beneficial conversion feature). Of the long-term convertible notes payable, $7.5 million of face value notes were converted to 1,376,146 shares of the Company’s common stock during the year.

•
Interest expense includes coupon interest of $1.0 million, amortization of the discount on convertible notes payable of $1.8 million and amortization of the value of the beneficial conversion feature of $2.0 million for the year ended January 31, 2002. The net carrying value of the convertible notes payable was $18.3 million at January 31, 2002.

•
Convertible notes payable—related parties, long-term increased by $15.0 million face value and decreased by the discount on convertible notes payable—related parties of $2.8 million (the value of the warrants issued to noteholders) and $3.2 million (the value of the beneficial conversion feature).

•
Interest expense—related parties includes coupon interest of $455,000, amortization of the discount on convertible notes payable—related parties of $262,000 and amortization of the value of the beneficial conversion feature of $176,000 for the year ended January 31, 2002. The net carrying value of the convertible notes payable—related parties was $9.4 million at January 31, 2002.

•
Additional paid-in capital increased by $9.6 million for the value of the warrants issued to noteholders, which has been recorded as a discount against the face value of convertible notes payable and increased by $522,000 for the warrants issued to investment bankers for non-cash debt issuance costs and increased by $11.1 million for the value of the beneficial conversion.

•	Amortization of cash financing expenses was $283,000 for the year ended January 31, 2002.

•	Amortization of non-cash financing expenses was $44,000 for the year ended January 31, 2002.

•	Amortization of the discount on convertible notes payable was $2.1 million for the year ended January 31, 2002.

•	Amortization of the value of the beneficial conversion was $2.1 million for the year ended January 31, 2002.

•
Noteholders converted $7.5 million face value of convertible notes payable to common stock in November 2001 at a conversion price of $5.45 per share. In exchange for these notes, the Company issued 1,376,146 shares of common stock.

12.    SONY RELATIONSHIP

On October 12, 2001, the Company entered into a technology licensing agreement with Sony Corporation, (“Sony Corporation”), a Japanese corporation, pursuant to which the Company granted a non-exclusive license of its personal digital recording technology to Sony Corporation and its affiliates for use in Sony devices and services and a commitment to provide specific upgrades in the future. TiVo also granted Sony Corporation a license to sublicense certain technology to third parties in Japan under certain circumstances. In consideration for the licenses granted under the agreement, Sony Corporation paid the Company an upfront fee. The fee was recorded as deferred revenue-related parties, short-term until all upgrades are delivered or the contract has expired. The Company expects the revenue to be recognized in fiscal year 2003. Under the terms of the agreement, Sony Corporation has agreed to pay royalties to the Company in certain circumstances in connection with the deployment of Sony video recording devices incorporating TiVo’s personal digital recording technology. The license agreement expires after seven years unless earlier terminated under the terms of the agreement. Upon expiration, or in the event of termination for certain breaches under the agreement, certain of the licenses granted will continue, provided that Sony Corporation continues to pay any required royalties and fees.

In anticipation of the licensing arrangement, TiVo had formed a new subsidiary, TiVo International, Inc., on October 9, 2001. The capital stock of TiVo International consists of 1,000 shares of common stock, all of which are issued and outstanding and owned by TiVo, and 40 shares of preferred stock, one of which is issued and outstanding and owned by Sony Corporation. Pursuant to an Intellectual Property Assignment Agreement, dated October 12, 2001, the Company assigned to TiVo International all international and foreign intellectual property rights in the Company’s personal digital recording technology. Concurrent with the execution of the assignment agreement, TiVo also entered into an Intellectual Property License and Cooperation Agreement, pursuant to which TiVo International granted a license under such international and foreign rights back to TiVo.

Concurrent with the execution of the license agreement between TiVo Inc. and Sony Corporation, TiVo International entered into a license agreement with Sony Corporation, pursuant to which it granted a non-exclusive license under the international and foreign intellectual property rights assigned to TiVo International under the Assignment Agreement. TiVo International also granted Sony Corporation a license to sublicense such rights to third parties in Japan under certain circumstances. In consideration for the licenses granted under this agreement, Sony Corporation paid an upfront fee to TiVo International. Under the terms of the agreement, Sony Corporation is also required to pay royalties to TiVo International in connection with Sony video recording devices incorporating the Company’s personal digital recording technology. Sony Corporation will also be required to pay TiVo International fees and royalties in connection with its grant of a sublicense. The license agreement expires after seven years unless earlier terminated under the terms of the agreement. Upon expiration or in the event of termination for certain breaches under the agreement, certain of the licenses granted will continue, provided that Sony Corporation continues to pay the required royalties and fees.

13.    AT&T BROADBAND MARKETING RELATIONSHIP

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

14.    MARKETING AND MANUFACTURING AGREEMENTS

Quantum Agreement

In November 1998, the Company entered into a hard disk supply agreement with Quantum to allow the Company or certain third-party manufacturers (the buyer) to purchase up to an agreed-upon number of hard disk drives used in the personal video recorder and other devices that enable the TiVo Service. Under the terms of the agreement, the Company is entitled to a discounted purchase price if certain milestones are met. TiVo has agreed to share with Quantum a portion of the TiVo Service subscription fees it receives from the personal video recorders and other devices equipped with these hard disk drives. For the year ended January 31, 2002, the Company expensed $970,000 as sales and marketing—related parties expense.

DIRECTV Agreement

The Company entered into an agreement with DIRECTV to promote and offer support for the TiVo Service and products that enable the TiVo Service (the “DIRECTV Agreement”). Under the DIRECTV Agreement, DIRECTV provides a variety of marketing and sales support to promote TiVo and the TiVo Service, collaborate on certain product development efforts and make a portion of the bandwidth capacity of DIRECTV’s satellite network available to TiVo.

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

Additionally, in April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period which began October 2000. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing—related parties expense as the bandwidth services are provided over the three-year service period. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three-year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, $941,000, $78,000 and $235,000 had been amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing—related parties expense. Also, $1.5 million, $125,000 and $376,000 had been amortized for prepaid marketing expense as sales and marketing—related parties expense for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, respectively.

In addition to the equity consideration for DIRECTV’s marketing services described above, DIRECTV receives a percentage of TiVo’s subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as earned and included in sales and marketing—related parties expense.

On October 6, 2000 TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV has the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days of the month in which the warrants were earned. As of January 31, 2002, DIRECTV had earned the right to receive common stock warrants to purchase 155,941 shares at exercises prices ranging from $4.58-$12.88. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.99% and 5.85%; expected dividend yield of zero percent; expected lives of two years for the warrants; and expected volatility of 70%. The value of warrants of $173,000, $76,000 and $121,000 was expensed as sales and marketing—related parties expense for calendar year ended December 31, 2000, the one-month transition period ended January 31, 2001 and fiscal year ended January 31, 2002, respectively.

During the fourth quarter of 2000, TiVo, Philips, Sony, Hughes and DIRECTV signed nine-month Marketing Agreements to encourage the sales of the DIRECTV receiver with TiVo Service. Under the terms of these agreements, TiVo recognizes a sales and marketing—related parties expense on each sale of a DIRECTV receiver with TiVo Service to a consumer from an authorized DIRECTV dealer. All payments to dealers are made through DIRECTV. As of January 31, 2002, $17.2 million had been recognized as sales and marketing—related parties expense.

On September 28, 2001, the Company entered into a letter agreement with DIRECTV, which modified the terms of the then-existing buy-down contribution arrangement pursuant to which TiVo and DIRECTV contribute an amount of money to DIRECTV dealers selling DIRECTV receivers with TiVo Service. The letter agreement also modified the terms of the revenue-sharing arrangement with DIRECTV, and thereby effectively eliminated the Company’s obligation to issue warrants to DIRECTV under the Warrant and Registration Rights Agreement, dated October 6, 2000, between TiVo and DIRECTV, other than those warrants which had accrued under the Warrant and Registration Rights Agreement prior to July 7, 2001. The letter agreement additionally provides for the delivery of certain marketing assets to us by DIRECTV and amends certain portions of the Marketing Agreement with DIRECTV, dated April 13, 1999. The letter agreement fixed the allocation of the buy-down contribution payments and the rates of the revenue share through January 31, 2002. On January 7, 2002, TiVo entered into another letter agreement with DIRECTV, which amended and supplemented the September 28, 2001 letter agreement, extending the buy-down contribution arrangement beyond January 31, 2002 and setting forth additional buy-down contribution allocations and revenue share rates for such subsequent period.

Subsequent to fiscal year ended January 31, 2002 the Company entered into new agreements with DIRECTV (see Note 18).

Philips Agreement

On March 31, 1999, the Company entered into an agreement with Philips for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement granted Philips the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Philips was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted Philips a limited license to TiVo technology for the purpose of manufacturing personal video recorders that enable the TiVo Service.

The Company has agreed to pay Philips a subsidy on each personal video recorder manufactured and sold by Philips under this agreement. A portion of the subsidy amount paid to Philips is due when the personal video recorder is shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company recorded the subsidy as sales and marketing—related parties expense. In addition to these amounts, the Company agreed to pay Philips a fixed amount per month for each Philips-branded personal video recorder that has an active subscription to the TiVo Service. As of December 31, 1999, the Company incurred $2.2 million as sales and marketing—related parties expense. TiVo paid this entire amount as of December 31, 2000. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, $9.2 million, $1.5 million and $16.7 million had been recognized as sales and marketing—related parties expense, respectively. Of these amounts, as of March 18, 2002, $21.7 million had been paid.

As part of a general reorganization of its U.S. consumer electronics business, Philips ceased manufacturing TiVo personal video recorders in fiscal year ending January 31, 2002. TiVo and Philips have had discussions concerning the potential Philips production of digital video recorder products based on TiVo’s Series2 hardware platform. However, no agreement has been reached and there can be no assurance that Philips will continue to actively manufacture digital recorders that enable the TiVo Service.

Sony Agreement

On August 6, 1999, the Company entered into a Letter of Intent with Sony for the manufacture, marketing and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Sony the right to manufacture, market and sell personal video recorders that enable the TiVo Service in North America. Sony was also granted the right to manufacture, market and sell personal video recorders in North America that incorporates both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted Sony a limited license to TiVo technology for the purpose of developing and manufacturing personal video recorders and other devices that enable the TiVo Service.

The Company has agreed to pay Sony a subsidy on each personal video recorder manufactured and sold by Sony under this agreement. The amount of the subsidy is periodically adjusted based on Sony’s manufacturing costs and selling prices. The subsidy amount paid to Sony is due when the personal video recorder is shipped. The Company records the subsidy as sales and marketing—related parties expense upon shipment. In addition to these amounts, the Company has agreed to pay Sony a calculated amount per month for each Sony-branded personal video recorder that has an active subscription to the TiVo Service. For the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, $4.0 million, $737,000 and $20.5 million had been recognized as sales and marketing—related parties expense, respectively. Of these amounts, as of March 18, 2002, the entire obligation had been paid.

TiVo and Sony have had discussions concerning potential Sony production of digital video recorder products based on TiVo’s Series2 hardware platform. However, at this time, no agreement has been reached.

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

Hughes Network Systems

On August 31, 2000 the Company entered into a Technology License Agreement with Hughes Network Systems for the manufacture and distribution of personal video recorders that enable the TiVo Service. Subject to certain limitations, the agreement grants Hughes the right to manufacture and sell personal video recorders that enable the TiVo Service in the United States. Hughes was also granted the right to manufacture and sell personal video recorders in the United States that incorporate both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted Hughes a license to TiVo technology for the purpose manufacturing personal video recorders and other devices that enable the TiVo Service.

Creative Artists Agency Agreement

In July 1999, the Company entered into an agreement with Creative Artists Agency, LLC, (“CAA”), for the marketing and promotional support of the personal video recorder. CAA was issued warrants to purchase 192,123 shares of Series I preferred stock for $10.41 per share. The Company expensed the estimated fair value of the warrants of $1.4 million over one year. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: one year term; deemed fair value at the date of issuance of $8.50 per share; a risk-free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. As a result of CAA’s exercise of these warrants, upon the closing of the initial public offering, TiVo issued 67,122 shares of preferred stock. The 67,122 shares of preferred stock were converted to common stock on a one-for-one basis upon the closing of the initial public offering.

15.    COMMITMENTS AND CONTINGENCIES

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $236,000 with built-in base rent escalations periodically throughout the lease term. Rent expense is recognized using the straight-line method.

In April 2001, the Company entered into a lease for its UK office with Thomas Lawrence & Sons (Bracknell) Limited for Prince Leopold House in Windsor, Berkshire. The lease has a five-year term. Monthly rent is approximately $8,000.

Rent expense under operating leases was approximately $7.3 million, $217,000, $2.4 million and $1.0 million for the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999, respectively. In November 2001, the Company decided to vacate a portion of its corporate office. The Company is actively looking for a tenant for the space. As a result of the decision to vacate the space, an accrual and an expense of $5.1 million were recorded reflecting the Company’s best estimate of loss under the agreement. This accrual is included in other long-term liabilities on the consolidated balance sheet at January 31, 2002.

Equipment Lease Line

In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company’s Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of January 31, 2002, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The current portion of the capital lease obligation, net of interest expense, at January 31, 2002, January 31, 2001, December 31, 2000 and 1999 is $536,000, $796,000, $792,000 and $624,000, respectively. The unused equipment lease line expired February 2000.

Future minimum lease payments as of January 31, 2002, are as follows:

Fiscal Year Ending	Facilities Leases	Equipment Lease Line	Total
January 31, 2003	$3,006,000	$551,000	$3,306,000
January 31, 2004	3,088,000	2,000	3,083,000
January 31, 2005	3,178,000	—	3,170,000
January 31, 2006 and thereafter	6,831,000	—	7,097,000

Total	$16,103,000	$553,000	$16,656,000

Convertible Debt

In April 1999, the Company entered into a secured convertible debenture purchase agreement with certain stockholders, which terminated on December 31, 1999. Under the terms of the agreement, TiVo could borrow up to $3.0 million at an interest rate of 4.67% per annum. The debentures delivered by TiVo for any loan made under this agreement were convertible into common stock on a one-for-one basis and secured by substantially all of the Company’s assets other than intellectual property.

In conjunction with the agreement, TiVo issued warrants to purchase 81,522 shares of common stock at an exercise price of $2.50 per share. Deferred financing costs of $341,000 were recorded using the estimated fair value of the warrants at the date of issuance. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model. The principal assumptions used in the computation were: five year term; deemed fair value at the date of issuance of $5.50 per share; a risk free rate of return of 5.07%; dividend yield of zero percent; and a volatility of 50%. During the year ended December 31, 1999, the entire value of the warrants of $341,000 was expensed. The Company issued 81,522 shares of common stock as a result of the exercise of the warrants upon the closing of the initial public offering of the Company’s common stock.

16.    RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2002.

17.    ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

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

If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of TiVo having a market value at that time of twice the Right’s exercise price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If TiVo is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price.

The dividend distribution to establish the new Rights Plan was paid to stockholders of record on January 31, 2001. The Rights will expire in January 2011. The Rights distribution is not taxable to stockholders.

18.    SUBSEQUENT EVENTS

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

Agreements with DIRECTV, Inc.

On February 15, 2002, the Company entered into a new product development agreement and a services agreement with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. Under the terms of the new development agreement, DIRECTV has agreed to pay TiVo a technology development fee to develop a next-generation advanced DIRECTV receiver based on the Company’s recently announced Series2 digital video recording technology platform. Under this agreement, DIRECTV has assumed primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV’s digital video recording services. Provided that the Company meets its obligations under the agreement, TiVo will not be required to subsidize or to make other payments to support the sale of current or next-generation receivers. DIRECTV will pay TiVo per-account monthly fees to provide server support and limited customer support to users of the next-generation receivers. In addition, upon deployment of the next-generation receivers, the Company’s compensation for monthly subscribers of current DIRECTV receivers with its digital recording service will shift to a similar per-account monthly fee basis. The term of the product development agreement is five years. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay TiVo an upfront fee, per-unit royalties and other fees.

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

Agreement with Best Buy

On March 3, 2002, TiVo entered into an agreement with Best Buy to distribute TiVo-only branded Series2 digital video recorders. The agreement does not place any limitations on the manufacture and distribution by the Company’s partners of co-branded digital video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party.

AOL Investment Agreement

On March 28, 2002, TiVo and AOL entered into the Third Amendment, (“Third Amendment”), to the Investment Agreement, dated as of June 9, 2000, as amended by the First Amendment, dated as of September 11, 2000, and the Second Amendment, dated as of January 30, 2001 (collectively, the “Investment Agreement”). The Third Amendment amends the provision setting forth the length of time AOL has to exercise its put option in the event the AOL TV/TiVo set-top box launch has not occurred by the agreed upon launch date, extending the exercise period from 90 days to 100 days following the agreed upon launch date.

On April 29, 2002, TiVo and AOL entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Investment Agreement between AOL and TiVo, dated June 9, 2000, as amended, AOL and TiVo set aside $48.0 million of AOL’s $200.0 million investment to subsidize the production of a jointly developed specialized AOL-TiVo set-top box. Pursuant to the terms of the existing agreements, AOL exercised its put option and TiVo and AOL released $48 million of the restricted funds to AOL for the repurchase of 1.6 million shares of Series A redeemable convertible preferred stock. AOL holds a remaining 1,111,861 shares of Series A convertible preferred shares. The interest earned on the restricted funds, which totaled approximately $3.9 million, was released to TiVo and recognized as interest income. Additionally, the escrow account was terminated and all the rights under the Investment Agreement, including the AOL net cash position test, described in Note 10, are no longer in force.

AOL Development and Distribution Agreement

        On April 30, 2002, the Company entered into a Development and Distribution Agreement with AOL. This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $3.4 million is included in deferred revenue as of July 31, 2002. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company is recognizing the revenue using the percentage-of-completion methodology.

Subsequent to the execution of the Development and Distribution Agreement, AOL has requested an amendment that would defer development of certain elements of the AOL service on the TiVo platform. The Company has agreed to the terms of this amendment and is awaiting final signature from AOL.

AOL Stockholder and Registration Rights Agreement

In conjunction with the Investment Agreement, TiVo also entered into a Stockholders and Registration Rights Agreement with AOL, dated as of June 9, 2000. Under the Stockholders and Registration Rights Agreement, as amended by the Funds Release Agreement, TiVo is obligated, upon the request of AOL, to register for resale under the Securities Act of 1933, as amended, the shares of common stock and Series A convertible preferred stock sold to AOL pursuant to the Investment Agreement, including the shares of common stock issuable upon exercise of the warrants, under the circumstances described below. AOL has the right to demand that TiVo effectuate up to four registrations of these securities upon written notice. AOL also has incidental registration rights pursuant to which TiVo is required to register their securities on other registration statements the Company files, with limited exceptions. Under the Investment Agreement, as amended, these registration rights will terminate with respect to any securities that are saleable pursuant to Rule 144(k) under the Securities Act, among other things. In the event that TiVo grants any other holders of its common stock additional registration rights on more favorable terms, AOL will also be deemed to have been granted the more favorable registration rights. Pursuant to the Funds Release Agreement, AOL waived its incidental registration rights under the Stockholders and Registration Rights Agreement with respect to registrations of TiVo’s common stock that we issue for non-cash consideration in connection with commercial transactions.

Pursuant to the Stockholders and Registration Rights Agreement, AOL also agreed to certain limitations on its rights as a TiVo stockholder until the earlier of eight years from the date of the agreement or until AOL no longer holds 10.0% of the outstanding shares of our common stock. The limitations include:

•
Without TiVo’s prior written consent, AOL is not permitted to sell TiVO’s securities to a transferee that, to AOL’s knowledge, would thereafter own or have the right to acquire in excess of 5.0% of our outstanding capital stock, except in the event of a third party acquisition proposal, following a change of control or in other limited circumstances. In addition, TiVo has a right of first offer with respect to any sales of its securities by AOL other than sales pursuant to a third party acquisition proposal, following a change of control or pursuant to a bona fide underwritten public offering or Rule 144 under the Securities Act. AOL also has the right to transfer our securities to its affiliates, provided that any such affiliate agrees to be bound by the terms of the Stockholders and Registration Rights Agreement, and that it agrees to transfer such securities back to AOL if it ceases to be an affiliate of AOL;

•	AOL will not, subject to certain exceptions, acquire additional equity securities of TiVo without the Company’s prior written consent;

•	AOL will not make any solicitation of proxies or seek to influence any person with respect to TiVo voting securities without the Company’s prior written consent; and

•
AOL will not submit any offer or purchase proposal that is required to be made public by TiVo for any merger, consolidation, purchase of substantial assets or tender offer for TiVo’s securities without the Company’s prior written consent.

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

AOL Funds Release Agreement

In addition to providing for the release of the restricted funds and the amendments to TiVo’s other agreements with AOL described above, TiVo and AOL also agreed to the following pursuant to the Funds Release Agreement:

•	AOL waived the preferred dividends and associated rights it was otherwise entitled to under the Series A redeemable convertible preferred stock, effective April 1, 2002;

•	AOL agreed to convert its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002; and

•
At any time when AOL is no longer an affiliate of TiVo, and subject to owning a minimum number of shares, AOL will be required to notify TiVo before making a block sale of greater than 500,000 shares at a discount of greater than a specified percentage and TiVo will have the option, in lieu of such block sale, to facilitate an underwritten secondary offering of such shares.

Initial Common Stock Warrants A and B

Under the terms of the Investment Agreement, the Company issued two initial warrants which were vested upon issuance. The initial warrant exercisable for 2,308,475 shares expired on December 31, 2001. The initial warrant exercisable for 295,428 shares expires on December 31, 2003. The estimated fair value of the Initial Warrants and the incremental fair value of the warrants as a result of the reduction in the per share exercise price was recognized as prepaid marketing expense within stockholders deficit and was being amortized over the term of the Product Integration and Marketing Agreement. The remaining unamortized portion of this prepaid marketing expense of $11.6 million at January 31, 2002, was expensed as sales and marketing—related parties expense during the quarter ended April 30, 2002 since the June 2000 Investment Agreement was terminated by the April 2002 Funds Release Agreement.

AOL Performance Warrants

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

British Sky Broadcasting Limited Modification Agreement

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between TiVo and British Sky Broadcasting Limited (“BSkyB”) on April 29, 2002, TiVo agreed at its discretion on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in U.S. dollars in an amount equal to $2.5 million. On July 1, 2002 the Company issued 633,072 shares of TiVo’s common stock to BSkyB for this liability.

Thomson Multimedia S.A. Amendment

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between TiVo and Thomson Multimedia S.A. (“Thomson”) on July 1, 2002, TiVo agreed at its discretion to issue and deliver to Thomson restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expense due to Thomson for the first calendar quarter of 2002. On July 2, 2002 the Company issued 379,843 shares of TiVo’s common stock to Thomson.

Convertible Senior Notes Conversion Price Adjustment

On August 23, 2002 the conversion price on our outstanding convertible notes payable was adjusted to $4.21 per share in accordance with the terms of the indenture. The adjustment to the conversion price resulted in an increase in the value attributed to the beneficial conversion feature of the notes of $13.4 million and the Company will record additional debt discount of this amount in its financial statements for the quarter ended October 31, 2002, which will be amortized as interest expense over the remaining term of the notes.

        In connection with the issuance of the Convertible Senior Notes due 2006, the Company issued to the purchasers of the notes units consisting of one-year warrants to purchase 4,064,542 shares of TiVo common stock and five-year terminable warrants to purchase 1,341,301 shares of TiVo common stock. None of the one-year warrants was exercised and they expired pursuant to their terms on August 28, 2002. Because none of the one-year warrants was exercised, the attached five-year terminable warrants also expired pursuant to their terms on August 28, 2002. The Company also issued to the purchasers of the notes five-year warrants to purchase 2,682,600 shares of TiVo common stock, which remain outstanding.

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

10.1++	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

Exhibit Number	Description

10.2++
Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.3++	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002.

10.4++	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.5++	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.6++
Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.7++
TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and Sony Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.8++
TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and Sony Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.9++
Addendum to TiVo/NBC Agreement, dated as of August 8, 2001, between TiVo Inc. and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

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

10.12
Amendment No. 1 to Common Stock Purchase Agreement, dated as of March 1, 2002, between TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

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

10.18
Third Amendment to Investment Agreement, dated as of March 28, 2002, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

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

10.29+
Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo, dated November 6, 1998 (incorporated by by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

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

23.1	Consent of KPMG LLP. (filed herewith).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

99.1	Letter from TiVo Inc. to the Securities and Exchange Commission (incorporated by reference to Exhibit 99.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

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

•
Current Report on Form 8-K on November 13, 2001, regarding the announcement of a Marketing arrangement with AT&T Broadband and the conversion price of the convertible senior notes due 2006 was adjusted to $5.45.

•
Current Report on Form 8-K on November 26, 2001, regarding the announcement of the registrant’s earnings for the third quarter ended October 31, 2001, commercial agreements with Sony and AT&T Broadband and executive appointments and promotions.

•
Current Report on Form 8-K on December 21, 2001, regarding the disclosure of a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. for the sale of up to $14.0 million of the registrant’s common stock at a discount to the market price.

•
Current Report on Form 8-K on January 9, 2002, regarding the announcement of our newest product, the TiVo Series2 digital video recorder, and strategic relationships with RealNetworks, Inc., Jellyvision and Radiance Technologies, Inc. to deliver new entertainment services for the TiVo Series2 digital video recorder.

•
Current Report on Form 8-K on January 10, 2002, regarding the registrant’s sale to Acqua Wellington North American Equities Fund, Ltd., of 2,147,239 shares of the registrant’s common stock at $6.52 per share.

The registrant subsequently filed the following:

•	Current Report on Form 8-K on February 13, 2002, regarding the announcement of the registrant’s filing of a lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc.

•
Current Report on Form 8-K on February 14, 2002, regarding the registrant’s announcement of a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. for the sale of up to $19.0 million of the registrant’s common stock at a discount to the market price.

•	Current Report on Form 8-K on February 22, 2002, regarding the announcement of agreements with DIRECTV, Inc. and the indemnification of Sony against Command Audio Lawsuit.

•
Current Report on Form 8-K on March 13, 2002, regarding the announcement of the registrant’s earnings for the fourth quarter and year ended January 31, 2002, agreements with America Online, Inc. and the summary judgment win in the Ezra Birnbaum litigation.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo, TiVo Central, TiVolution and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Instant Replay logo, “Ipreview”, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Personal Video Recorder”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVo” (logo and character), “TiVomatic”, and “TrickPlay” are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2002
TIVO INC.

BY:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL RAMSAY Michael Ramsay	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13 , 2002

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2002

* James Barton	Senior Vice President of Research and Development, Chief Technical Officer and Director	September 13, 2002

* Geoffrey Y. Yang	Director	September 13, 2002

* Stewart Alsop	Director	September 13, 2002

* Randy Komisar	Director	September 13, 2002

* Michael Homer	Director	September 13, 2002

* Larry N. Chapman	Director	September 13, 2002

* John S. Hendricks	Director	September 13, 2002

* David Zaslav	Director	September 13, 2002

* By: /s/ DAVID H. COURTNEY David H. Courtney	Attorney-in-Fact	September 13, 2002

CERTIFICATIONS

I, Michael Ramsay, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TiVo Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 13, 2002

/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer

I, David H. Courtney, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TiVo Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 13, 2002

/s/ DAVID H. COURTNEY
David H. Courtney Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer