Form 10-Q/A
period 2002-04-30
TIVO INC
filed 2002-09-13
CIK 1088825

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for TiVo Inc. for the quarter ended April 30, 2002 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on June 14, 2002.

This Amendment No.1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purposes:

•
To restate our condensed consolidated financial statements for the quarter ended April 30, 2002, to correct certain non-operating, non-cash items related to the accounting for our convertible senior notes, as more fully described in Note 2 to our condensed consolidated financial statements included in Item 1 of Part I of the Quarterly Report;

•
In connection with the restatement, to describe the effects of recording the transactions resulting from the issuance of our convertible senior notes in Note 7 to our condensed consolidated financial statements included in Item 1 of Part I;

•
To recast the “Quarterly Results of Operations” table in Item 2 of Part I to be consistent with the actual audited periods in our condensed consolidated financial statements rather than reclassified periods that conform to our current fiscal year;

•
In connection with the restatement to describe the impact of the corrections to the condensed consolidated financial statements in the Critical Accounting Policies, Results of Operations and Liquidity and Capital Resources sections in Item 2 of Part I of the Quarterly Report;

•	To include additional information regarding interest expense and other to Note 3 (Summary of Significant Accounting Policies) in Item 1 of Part I;

•	To include additional information regarding our facilities leases termination charges to Note 12 (Commitments and Contingencies) in Item 1 of Part I; and

•
To conform the description of legal proceeding in Note 13 to our condensed consolidated financial statements included in Item 1 of Part I of the Quarterly Report to the description of legal proceedings contained in Item 1 of Part II of the Quarterly Report.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report.

TABLE O F CONTENTS

PART I :     FINANCIAL INFORMATION

Item 1.     Financial Statements

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	April 30, 2002	January 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,879,000	$52,327,000
Restricted cash	—	51,735,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $23,000, respectively	2,775,000	2,185,000
Accounts receivable-related parties	2,577,000	6,687,000
Inventories	1,663,000	—
Prepaid expenses and other	3,294,000	3,916,000
Prepaid expenses and other-related parties	3,740,000	7,541,000

Total current assets	49,928,000	124,391,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	16,681,000	18,146,000
Prepaid expenses and other	2,761,000	2,515,000
Prepaid expenses and other-related parties	5,026,000	4,882,000

Total long-term assets	24,468,000	25,543,000

Total assets	$74,396,000	$149,934,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,199,000	$7,003,000
Accrued liabilities	13,727,000	12,618,000
Accrued liabilities-related parties	10,202,000	26,640,000
Deferred interest income on restricted cash	—	3,735,000
Notes payable-related parties	—	2,262,000
Deferred revenue	14,958,000	12,786,000
Deferred revenue-related parties	17,019,000	11,427,000
Current portion of obligations under capital lease	329,000	536,000

Total current liabilities	65,434,000	77,007,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	Restated	Restated
	April 30, 2002	January 31, 2002
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A Redeemable convertible preferred stock, par value $0.001, redemption value $30.00:
Issued and outstanding shares are zero and 1,600,000, respectively	—	2,000
Additional paid-in capital	—	46,553,000

Total current redeemable convertible preferred stock	—	46,555,000

Total current liabilities and current redeemable convertible preferred stock	65,434,000	123,562,000
LIABILITIES
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	—	2,000
Convertible notes payable (face value $29,250,000)	18,874,000	18,315,000
Convertible notes payable-related parties (face value of $15,000,000)	9,748,000	9,426,000
Deferred revenue	27,566,000	23,552,000
Deferred rent and other	4,873,000	5,021,000

Total long-term liabilities	61,061,000	56,316,000

Total liabilities and current redeemable convertible preferred stock	126,495,000	179,878,000
STOCKHOLDERS’ DEFICIT
Series A Convertible preferred stock, par value $0.001:
Authorized shares are 10,000,000 Issued and outstanding shares are 1,111,861	$1,000	$1,000
Common stock, par value $0.001:
Authorized shares are 150,000,000 Issued and outstanding shares are 47,635,814 and 47,411,355, respectively	48,000	47,000
Additional paid-in capital	450,331,000	449,829,000
Deferred compensation	(810,000)	(1,099,000)
Prepaid marketing expenses	(2,192,000)	(14,183,000)
Note receivable-related parties	(1,332,000)	(1,568,000)
Accumulated deficit	(498,145,000)	(462,971,000)

Total stockholders’ deficit	(52,099,000)	(29,944,000)

Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	$74,396,000	$149,934,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Three Months Ended April 30,
	2002	2001
Revenues (includes $1,644,000 of revenues-related parties for the three months ended April 30, 2002)	$9,860,000	$3,196,000
Costs and expenses
Cost of revenues	5,453,000	5,467,000
Research and development	5,002,000	6,923,000
Sales and marketing	8,340,000	13,168,000
Sales and marketing-related parties	22,922,000	23,488,000
General and administrative	3,759,000	4,582,000

Loss from operations	(35,616,000)	(50,432,000)
Interest income	4,099,000	1,390,000
Interest expense and other (includes $412,000 of interest expense-related parties for the three months ended April 30, 2002)	(1,992,000)	(50,000)

Net loss	(33,509,000)	(49,092,000)
Less: Series A redeemable convertible preferred stock dividend	220,000	1,092,000
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—

Net loss attributable to common stockholders	$(35,174,000)	$(50,184,000)

Net loss per common share basic and diluted	$(0.74)	$(1.20)

Weighted average common shares outstanding—basic and diluted	47,343,887	41,787,409

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

	Redeemable Convertible Preferred Stock		Additional Paid-In Capital	Total
	Shares	Amount
BALANCE, JANUARY 31, 2002	1,600,000	$2,000	$46,553,000	$46,555,000

Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	1,445,000	1,445,000
Redemption of Series A redeemable convertible preferred stock	(1,600,000)	(2,000)	(47,998,000)	(48,000,000)

BALANCE, APRIL 30, 2002	—	$—	$—	$—

The accompanying notes are an integral part of these statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock		Common Stock
					Restated				Restated	Restated
					Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
RESTATED BALANCE, JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$449,829,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(462,971,000)	$(29,944,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445,000)	(1,445,000)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220,000)	(220,000)
Exercise of common stock options .	—	—	19,926	—	27,000	—	—	—	—	27,000
Issuance of common stock-employee stock purchase plan	—	—	204,533	1,000	646,000	—	—	—	—	647,000
Amortization of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615,000	—	—	11,615,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	376,000	—	—	376,000
Reversal of deferred compensation	—	—	—	—	(171,000)	171,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	118,000	—	—	—	118,000
Amortization of note receivable	—	—	—	—	—	—	—	236,000	—	236,000
Restated net loss	—	—	—	—	—	—	—	—	(33,509,000)	(33,509,000)

RESTATED BALANCE, APRIL 30, 2002	1,111,861	$1,000	47,635,814	$48,000	$450,331,000	$(810,000)	$(2,192,000)	$(1,332,000)	$(498,145,000)	$(52,099,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
	Three Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,509,000)	$(49,092,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750,000	1,603,000
Amortization of prepaid marketing related to value of warrants	11,615,000	1,755,000
Amortization of prepaid marketing expenses-related parties	376,000	1,881,000
Amortization of note receivable	236,000	236,000
Issuance of common stock warrants for services	—	120,000
Stock-based compensation expense	118,000	289,000
Amortization of advertising expense-related parties	5,000,000	14,116,000
Amortization of discount related to warrants on debt	401,000	—
Amortization of discounts related to beneficial conversion	480,000	—
Amortization of debt issuance costs	148,000	—
Amortization of debt issuance costs-warrants	23,000	—
Changes in assets and liabilities:
Accounts receivable	(590,000)	1,063,000
Accounts receivable-related parties	4,110,000	(141,000)
Inventories	(1,663,000)	—
Prepaid expenses and other	451,000	644,000
Prepaid expenses and other-related parties	(1,199,000)	—
Prepaid expenses and other, long-term	(246,000)	—
Prepaid expenses and other-related parties, long-term	(144,000)	—
Accounts payable	2,196,000	(7,642,000)
Accrued liabilities	1,109,000	(4,228,000)
Accrued liabilities-related parties	(18,700,000)	(14,988,000)
Deferred revenue	2,172,000	1,508,000
Deferred revenue-related parties	5,592,000	—
Long-term deferred revenue	4,014,000	2,666,000
Other long-term liabilities	(148,000)	(324,000)

Net cash used in operating activities	(16,408,000)	(50,534,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(285,000)	(1,654,000)

Net cash used in investing activities	(285,000)	(1,654,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A redeemable convertible preferred stock dividend	(220,000)	(1,092,000)
Proceeds from issuance of common stock—employee stock purchase plan	647,000	746,000
Proceeds from exercise of common stock options	27,000	15,000
Repurchase of common stock	—	(20,000)
Payments on obligations under capital lease	(209,000)	(194,000)

Net cash (used in) provided by financing activities	245,000	(545,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Restated
	Three Months Ended April 30,
	2002	2001
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,448,000)	(52,733,000)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	52,327,000	124,474,000

Balance at end of period	$35,879,000	$71,741,000

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(973,000)	$(23,000)
Cash paid for interest-related parties	(679,000)	—
Reversal of deferred stock-based compensation	171,000	337,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH FINANCING INFORMATION
Interest income recognized on restricted cash	3,735,000	—
Deferred interest income earned on restricted cash	—	593,000
Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—
Redemption of shares of Series A redeemable convertible preferred stock using restricted cash	(48,000,000)	—

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

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

The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of April 30, 2002, TiVo had an accumulated deficit of $498.1 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through our fiscal year ending January 31, 2003.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information, the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2002 and January 31, 2001 and the results of operations and consolidated statements of cash flows for the three-month periods ended April 30, 2002 and 2001. Additionally included is the stockholders’ deficit for the three-month period ended April 30, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2002 and 2001, including the notes thereto, included in the Company’s 2002 Annual Report on Form 10-K/A. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003.

2.    RESTATEMENT

In May 2002, TiVo terminated Arthur Andersen LLP and engaged KPMG LLP as its independent auditor. TiVo asked KPMG LLP to re-audit TiVo’s financial statements for its fiscal year ended January 31, 2002. During the course of the re-audit, TiVo concluded that, in preparation of its fiscal year 2002 financial statements, certain errors were made in calculating certain non-operating, non-cash items related to convertible notes which were issued in August 2001 (see Note 7). After consultation with KPMG LLP, TiVo concluded that it should adjust certain non-cash items on its balance sheet and non-cash interest expense on its income statement for the quarters ended January 31, 2002 and April 30, 2002.

The restated condensed consolidated financial statements reflect the following adjustments for the year ended January 31, 2002 and the three months ended April 30, 2002:

•	An increase of $2.8 million to the value of the beneficial conversion feature from $8.3 million to $11.1 million at November 4, 2001.

•	A reclassification of the value of the beneficial conversion feature from a prepaid expense to a discount on the convertible notes payable.

•
An increase of $3.2 million to interest expense and other representing amortization of the unamortized discount on the convertible notes converted into common stock during November 2001. This unamortized discount was previously recorded as additional paid-in capital upon conversion.

At April 30, 2002 as a result of the adjustments, stockholders’ deficit decreased by $2.2 million. The following financial statement line items were impacted: interest expense and other; prepaid expenses and other short-term and long-term; convertible notes payable short-term and long-term; convertible notes payable-related parties short-term and long-term; additional paid in capital and accumulated deficit. The consolidated financial statements as of and for the three months ended April 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these corrections, as follows:

	Restated	As Previously Reported
	Three Months Ended April 30, 2002	Three Months Ended April 30, 2002
	(in thousands, except per share data):
Condensed Consolidated Statement of Operations:
Interest expense and other	(1,992)	(1,871)

Net loss	(33,509)	(33,388)

Net loss attributable to common stockholders	$(35,174)	$(35,053)

Net loss per share
Basic and diluted	$(0.74)	$(0.74)

	Restated	As Previously Reported
	As of April 30, 2002	As of April 30, 2002
	(in thousands)
Condensed Consolidated Balance Sheet:
Prepaid expenses and other	$3,294	$4,761
Total current assets	49,928	51,395
Prepaid expenses and other, long-term	2,761	7,651
Total long-term assets	24,468	29,358
Total assets	74,396	80,753
Convertible notes payable, long-term	18,874	24,545
Convertible notes payable-related parties, long-term	9,748	12,589
Total long-term liabilities	61,061	69,573
Total liabilities and current redeemable convertible preferred stock	126,495	135,007
Additional paid-in capital	450,331	445,004
Accumulated deficit	(498,145)	(494,974)
Total stockholders’ deficit	(52,099)	(54,254)
Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	74,396	80,753

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

Restricted Cash

Restricted cash represents funds restricted under the terms of the Investment Agreement between America Online, Inc. (“AOL”) and TiVo, dated June 9, 2000 as amended (the “Investment Agreement”) (see Note 4. “AOL Relationship”).

Accounts Receivable—Related Parties

Accounts Receivable-related parties consist of amounts owed to the Company from the Company’s strategic partners such as DIRECTV, Inc. (“DIRECTV”), Philips Business Electronics B.V. (“Philips”), Quantum Corporation (“Quantum”) and Sony Corporation of America (“Sony”). These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed for reimbursement of a portion of the Company’s development costs.

Inventories

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to Best Buy which makes the recorders available nationwide in its retail stores, to AT&T Broadband who markets the recorders to its cable customers as well as through TiVo’s own online sales efforts. As part of this effort, TiVo expects to maintain some inventory of the Series2 personal video recorders throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method (see Note 10. “Sales of Series2 Platform”).

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

Other Long-Term Liabilities

Other long-term liabilities at April 30, 2002 consist primarily of rent of $3.9 million resulting from the recognition of a rent liability and related expense for the Company’s vacant facilities. The Company’s assumptions inherent in the $3.9 million estimate are that given the current real estate market conditions; it would take more than 12 months to sublease the vacant facility in Alviso, California and the sales office in the UK. Additionally, the Company estimates that the sublease income from either property would be significantly lower than the current monthly rent payments.

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

Advertising Costs

The Company expenses advertising costs as the services are provided. Advertising expenses were $5.7 million for the three months ended April 30, 2002 including expenses related to NBC media insertion orders that were classified as sales and marketing—related parties expense. Advertising expenses were $20.9 million for the three months ended April 30, 2001 including expenses related to a portion of the AOL media insertion orders.

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

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense and other are cash charges for coupon interest expense and the amortization of debt issuance costs related to the convertible notes for non-related parties and cash charges for interest expense payable to Comdisco. Also included in interest expense and other are non-cash charges for amortization of beneficial conversion, amortization of warrants to bankers related to the convertible notes and amortization of warrants issued to Comdisco. Included in interest expense and other—related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable to our strategic partners according to negotiated deferred payment schedules. The following table summarizes the components of interest expense and other:

Restated
Three months ended April 30, 2002
Cash interest expense and other	$521,000
Cash interest expense and other—related parties	412,000

Total cash interest expense and other	933,000

Total non-cash interest expense and other	1,059,000

Total interest expense and other	$1,992,000

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

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value from the net loss. Shares used in the computation of the quarters ended April 30, 2002 and 2001 net loss per share amounts exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 4. “AOL Relationship”), common shares issuable upon conversion of Convertible Notes Payable, and any unvested, repurchasable common stock issued under the employee stock option plans.

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

4.    AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop the AOL service as a premium application on the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4.0 million under this agreement which is included in deferred revenue as of April 30, 2002 AOL has agreed to pay the Company a revenue share on subscription revenues received from users of AOL on the TiVo platform and will reimburse TiVo for certain operating costs related to the AOL application. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. The term of the Development and Distribution Agreement is four years.

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

5.    AGREEMENTS WITH DIRECTV, INC.

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

During the three months ended April 30, 2002, the Company recognized $1.6 million in revenue for engineering professional services (see Note 3. “Revenue Recognition and Deferred Revenue”).

6.    SECOND AGREEMENT WITH ACQUA WELLINGTON NORTH AMERICAN EQUITIES FUND, LTD.

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

The shares of common stock which the Company may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to an effective Registration Statement on Form S-3 (File No. 333-53152).

7.    CONVERTIBLE NOTES PAYABLE

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

There were no conversions of the convertible notes payable into TiVo common stock during the three-month period ended April 30, 2002.

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

As of April 30, 2002 the carrying value of the convertible notes payable is as follows:

	Restated	Restated	Total
	Convertible notes payable	Convertible notes payable-related parties
Face value of convertible notes payable	$29,250,000	$15,000,000	$44,250,000
Unamortized discount resulting from warrants issued to noteholders	(4,748,000)	(2,364,000)	(7,112,000)
Unamortized discount resulting from beneficial conversion feature	(5,628,000)	(2,888,000)	(8,516,000)

Carrying value of convertible notes payable	$18,874,000	$9,748,000	$28,622,000

•
Interest expense includes coupon interest of $512,000: amortization of the discount on convertible notes payable of $242,000; and amortization of the value of the beneficial conversion feature of $317,000 for the three months ended April 30, 2002. The net carrying value of the convertible notes payable was $18.9 million as of April 30, 2002.

•
Interest expense-related parties includes coupon interest of $263,000: amortization of the discount on convertible notes payable-related parties of $159,000; and amortization of the value of the beneficial conversion feature of

$163,000 for the three months ended April 30, 2002. The net carrying value of the convertible notes payable was $9.7 million as of April 30, 2002.

•	Amortization of cash financing expenses was $148,000 for the three months ended April 30, 2002.

•	Amortization of non-cash financing expenses was $23,000 for the three months ended April 30, 2002.

•	Amortization of the discount on convertible notes payable and convertible notes payable-related parties was $401,000 for the three months ended April 30, 2002.

•	Amortization of the value of the beneficial conversion feature on convertible notes payable and convertible notes payable-related parties was $480,000 for the three months ended April 30, 2002.

On February 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders of its 7% Convertible Senior Notes that are due August 15, 2006. The Company paid $499,000 to related party noteholders and $972,000 to non-related party noteholders. The coupon interest is paid semi annually.

The conversion price on the Company’s outstanding convertible senior notes will be reduced on August 23, 2002 if the conversion price is greater than the average closing price per share of TiVo common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a minimum conversion price of $4.21 per share. In addition, the conversion price on the notes may be reduced if the Company, prior to August 28, 2003, issues common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of TiVo common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of TiVo common stock.

8.    SONY RELATIONSHIP

The Notes payable-related held by Sony were paid in full during the three months ended April 30, 2002. The notes were a result of a negotiated deferred payment schedule of payables due as of March 31, 2001.

9.    BEST BUY AGREEMENT

On March 3, 2002, TiVo entered into an agreement with Best Buy, pursuant to which Best Buy agreed that TiVo personal video recorders will be the only stand-alone personal video recorders with electronic program guide-based service sold by Best Buy. Under the agreement, Best Buy will be the exclusive retail distributor of the TiVo-only branded Series2 personal video recorders. The agreement does not place any limitations on the manufacture and distribution by the Company’s partners of co-branded personal video recorders with the TiVo Service. The agreement is effective until February 1, 2003, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party. The Company has arranged to have a contract manufacturer produce the Series2 personal video recorders that Best Buy will sell. TiVo will share with Best Buy a portion of the TiVo Service revenue from the TiVo personal video recorders sold under this arrangement (see Note 10).

10.    SALES OF SERIES2 PLATFORM

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to Best Buy, AT&T Broadband, and directly to consumers through TiVo’s online sales efforts. TiVo is currently involved in the manufacturing and fulfillment process for the Series2 personal video recorders, including: hiring contract manufacturers to build the Series2 personal video recorders, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo expects to maintain inventory of the Series2 personal video recorders. The Company intends to manage these operations at a breakeven margin.

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

For the three-month period ended April 30, 2002 the sales and cost of goods sold of Series2 platforms to Best Buy and directly by TiVo were as follows:

Three Months Ended April 30, 2002
Sales	$3,780,000
Cost of Goods Sold	3,665,000

$115,000

Sales represent the funds received from Series2 customers. Cost of goods sold include all product costs as well as direct costs related to these operations, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses.

11.    BRITISH SKY BROADCASTING LIMITED RELATIONSHIP

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

12.    COMMITMENTS AND CONTINGENCIES

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

To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing these buildings, certain estimates were made related to the (1) time period over which the relevant building would remain vacant,

(2) sublease terms, and (3) sublease rates. The lease loss is an estimate. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

The following table depicts the lease termination costs at April 30, 2002:

	Accrual Balance at January 31, 2002	Total Cash Payments Charges and Credits	Accrued Balance at April 30, 2002
U.S. Lease Termination Costs	$5,081,000	$(250,000)	$4,831,000
U.K. Lease Termination Costs	—	283,000	283,000

Total Lease Termination Costs	$5,081,000	$33,000	$5,114,000

13.    LEGAL PROCEEDINGS

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

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. The Company believes that the TiVo defendants have meritorious defenses and intends to defend this action vigorously; however, the Company could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

14.    SUBSEQUENT EVENTS

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words “believes,” “anticipates,” “expects,” and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors That May Affect Future Operating Results” and other risks detailed in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of this Quarterly Report.

TiVo reached several important milestones in the first quarter ended April 30, 2002:

•	Our revenues increased 209% over first quarter of fiscal year 2002, from $3.2 to $9.9 million;

•	Our subscriber base increased 123% over first quarter of fiscal year 2002, from 189,000 to 422,000, due to increased consumer demand;

•	We recognized $1.6 million of engineering professional services revenue; and

•	We received cash payments from AOL and DIRECTV from new agreements signed in first quarter ended April 30, 2002.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 1. Note 3 in the notes to the condensed consolidated financial statements.

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

Engineering Professional Services

We recognize revenue for our engineering professional using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. We are able to reasonably estimate, track and project the remaining progress toward completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL.

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

As of April 30, 2002, the Company has the following contractual cash obligation payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	($’s in 000’s)
Contractual cash obligations
Capital lease obligations	$337	$337	—	—	—
Operating leases	15,410	3,080	9,597	2,733	—
Long-term convertible notes payable at face value	44,250	—	—	44,250	—
Coupon interest on long-term convertible notes payable	14,158	3,097	9,292	1,769

Total Contractual Cash Obligations	$74,155	$6,514	$18,889	$48,752	$—

Other commercial commitments as of April 30, 2002, expiration per period are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	($’s in 000’s)
Other commercial commitments
Standby letter of credit	$476	$—	$—	$476	$—

Total commercial commitments	$476	$—	$—	$476	$—

Restatement

In May 2002, we terminated Arthur Andersen and engaged KPMG as our independent auditor. We asked KPMG to re-audit our financial statements for our fiscal year ended January 31, 2002. During the course of the re-audit, we concluded that, in preparation of our fiscal year 2002 financial statements, certain errors were made in calculating certain non-operating, non-cash items related to convertible notes which were issued in August 2001. After consultation with KPMG, we concluded that we should adjust certain non-cash items on our balance sheet and non-cash interest expense on our income statement for the quarters ended January 31, 2002 and April 30, 2002. The condensed consolidated financial statements for the quarter ended April 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these corrections.

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

Cost of revenues.    Cost of revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers and engineering professional services to our customers. Cost of revenues remained flat for the three months ended April 30, 2002 compared to the three months ended April 30, 2001. Total salaries and benefits decreased 60% compared to the same time during the prior year due to reductions in staffing. Additionally, telecommunications and network expense decreased by 32%. This decrease was a result of continued reduction of the service cost per subscriber by using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. However, these reductions were offset by increases related to providing revenue for engineering professional services to a related party.

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

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three months ended April 30, 2002 was $8.3 million compared to $13.2 million for the three months ended April 30, 2001. Additionally included are the revenues from the sale of personal video recorders sold to Best Buy or directly by TiVo of $3.8 million, less the cost of the personal video recorders sold of $3.7 million resulting in a margin of $115,000 (see Note 10 to the consolidated financial statements. “Sales of Series2 Platform”).

The significant decrease for the three-month period was primarily attributable to an 85% decrease in expenditures for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo.

Sales and marketing—related parties expense.    Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony and Quantum, all of which held stock in TiVo. Sales and marketing—related parties expense for the three months ended April 30, 2002 was $22.9 million compared to $23.5 million for the three months ended April 30, 2001. Approximately 50% of the total sales and marketing—related parties expense for the period ended April 30, 2002, $11.6 million, was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense related to the June 2000 Investment Agreement which has been terminated by Funds Release Agreement (see Note 4 to the consolidated financial statements. “AOL Relationship”).

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

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2002 was $3.8 million compared to $4.6 million for the three months ended April 30, 2001. Reductions in consulting expenses accounted for 41% of the decrease in general and administrative expenses from the prior year comparable period.

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $4.1 million for the three months ended April 30, 2002 compared to $1.4 million for the three months ended April 30, 2001. The increase is a result of the release from the escrow account to us of $3.9 million in interest earned on AOL restricted cash.

Interest expense and other.    Interest expense and other was $2.0 million for the three months ended April 30, 2002. This includes the coupon interest expense of $512,000 related to the convertible notes payable and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $8,000. Additionally $1.0 million is attributable to the amortization of financing expenses and discount related to the convertible notes payable. For the three months ended April 30, 2001, interest expense and other was $50,000. Interest expense—related parties was $412,000 for the three-month period ended April 30, 2002. This includes $263,000 related to the convertible notes and $149,000 for interest expense payable to our strategic partners according to negotiated deferred payment schedules.

Series A redeemable convertible preferred stock dividend.    Under the terms of the Series A redeemable convertible preferred stock, we were required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three months ended April 30, 2002 were $220,000. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002.

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

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2002 and the one-month transition period ended January 31, 2001, due to the change in year end. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

Prior quarters have been reclassified in order to conform to current quarter classifications. The results of operations for the three months ended January 31, 2002 and April 30, 2002 have been restated to reflect the corrections as described in Part I, Item 1, Note 2.

	Three Months Ended			Month Ended Jan 31, 2001	Three Months Ended
								Restated	Restated
	Jun 30, 2000	Sept 30, 2000	Dec 31, 2000		Apr 30, 2001	Jul 31, 2001	Oct 31, 2001
								Jan 31, 2002	Apr 30, 2002
	(unaudited, in thousands except per share data)
Revenues	$719	$1,002	$1,426	$989	$3,196	$4,106	$5,342	$6,753	$9,860
Costs and expenses
Cost of revenues	4,988	4,019	5,207	1,710	5,497	4,415	5,207	4,830	5,492
Research and development	5,679	8,318	5,604	2,507	6,827	6,786	7,431	5,815	4,949
Sales and marketing	11,384	30,308	51,219	7,884	13,020	5,756	7,084	2,649	8,249
Sales and marketing—related parties	5,349	18,953	24,755	6,632	23,488	16,146	11,239	24,959	22,922
General and administrative	3,631	3,527	4,497	1,326	4,507	4,288	5,214	4,486	3,746
Stock-based compensation	919	657	570	175	289	339	346	273	118

Loss from operations	(31,231)	(64,780)	(90,426)	(19,245)	(50,432)	(33,624)	(31,179)	(36,259)	(35,616)
Interest income	1,907	1,625	2,572	672	1,390	607	65	101	4,099
Interest expense and other	(112)	(252)	(88)	(17)	(50)	(45)	(1,171)	(4,465)	(1,580)
Interest expense—related parties	—	—	—	—	—	(559)	(553)	(531)	(412)

Loss before taxes	(29,436)	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(32,838)	(41,154)	(33,509)
Provision for income taxes	—	—	—	—	—	—	(1,000)	—	—

Net loss	(29,436)	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(33,838)	(41,154)	(33,509)
Less: Series A redeemable convertible preferred stock dividend	—	(240)	(1,274)	(423)	(1,092)	(840)	(658)	(428)	(220)
Less: Accretion to redemption value of convertible preferred Stock	—	—	—	—	—	—	—	—	(1,445)

Net loss attributable to common stockholders	$(29,436)	$(63,647)	$(89,216)	$(19,013)	$(50,184)	$(34,461)	$(34,496)	$(41,582)	$(35,174)

Net loss per share
Basic and diluted	$(0.82)	$(1.72)	$(2.19)	$(0.47)	$(1.20)	$(0.82)	$(0.81)	$(0.92)	$(0.74)
Weighted average shares	35,743	36,924	40,682	40,850	41,787	42,095	42,668	45,276	47,344

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

Net cash used in operating activities was $16.4 million for the three months ended April 30, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $33.5 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $18.7 million, an increase in accounts receivable-related parties of $4.1 million, a and an increase in prepaid expenses of $451,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in deferred revenue-related parties of $5.6 million, an increase in long-term deferred revenue of $4.0 million, an increase in deferred revenue of $2.2 million an increase in accounts payable of $2.2 million, a decrease in prepaid expenses-related parties of $1.2 million, an increase in accrued liabilities of $1.1 million, a decrease in accounts receivable of $590,000 and a decrease in other long-term liabilities of $148,000.

Net cash used in investing activities for the three months ended April 30, 2002 was $285,000 for the acquisition of property and equipment.

Net cash provided by financing activities was $245,000 for the three months ended April 30, 2002. Uses of cash included $220,000 for payment of the Series A redeemable convertible preferred stock dividend and $209,000 was used for payments on a capital lease. An additional $647,000 of financing was obtained as proceeds from the issuance of common stock through our employee stock purchase plan and $27,000 from the issuance of common stock for stock options exercised.

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

The conversion price of our convertible notes will be reduced on August 23, 2002 if the conversion price is greater then the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a floor of $4.21 per share. In addition, the conversion price on the notes may be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less than the conversion price of the notes then in effect immediately prior to the issuance) that is lower than the conversion price then in effect immediately prior to the issuance. A reduced conversion price on the convertible notes would increase our interest expense and could potentially result in additional share dilution.

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

We believe that our cash and cash equivalents will be sufficient to fund our operations through our fiscal year ending January 31, 2003. Despite our expectations, we may need to raise additional capital before the end of the fiscal year.

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

We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three months ended April 30, 2002 we recognized revenues of $9.9 million. As of April 30, 2002, we had an accumulated deficit of $498.1 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

In addition, we face the following risks in relying on these third parties:

If our manufacturing partnerships are not successful, we may be unable to establish a market for our products and services.    We have manufactured a certain amount of the personal video recorders that enable the TiVo Service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics partners to manufacture and distribute personal video recorders that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our manufacturing partners to reach sufficient production volume of personal video recorders to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of personal video recorders that enable the TiVo Service. Delays, product shortages and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of personal video recorders in the future, we may be unable to establish additional relationships on acceptable terms.

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

We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 3.0% and

5.4%,to the daily volume-weighted average price of our common stock unless otherwise agreed to by us and Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the daily volume weighted average price of our common stock over the draw down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure on the price of our stock.

Our prior engagement of Arthur Andersen LLP as our independent auditors during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999 may adversely affect our ability to accessthe public capital markets and make timely filings with the Securities and Exchange Commission in the future.

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

TIVO INC.

By:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:  September 13, 2002

By:	/s/ DAVID H. COURTNEY
David H. Courtney Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration (Principal Financial and Accounting Officer)

Date:  September 13, 2002

CERTIFICATIONS

I, Michael Ramsay, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of TiVo Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer

Date: September 13, 2002

I, David H. Courtney, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of TiVo Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

/s/ DAVID H. COURTNEY
David H. Courtney Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer

Date: September 13, 2002