Form 10-Q
period 2002-07-31
TIVO INC
filed 2002-09-13
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 48,792,631 as of September 6, 2002.

PART I:    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		Restated
	July 31, 2002	January 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,753,000	$52,327,000
Restricted cash	—	51,735,000
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $23,000, respectively	6,333,000	2,185,000
Accounts receivable-related parties	4,286,000	6,687,000
Inventories	2,719,000	—
Prepaid expenses and other	3,688,000	3,916,000
Prepaid expenses and other-related parties	2,908,000	7,541,000

Total current assets	46,687,000	124,391,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	15,536,000	18,146,000
Prepaid expenses and other	2,631,000	2,515,000
Prepaid expenses and other-related parties	5,144,000	4,882,000

Total long-term assets	23,311,000	25,543,000

Total assets	$69,998,000	$149,934,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,402,000	$7,003,000
Accrued liabilities	12,572,000	12,618,000
Accrued liabilities-related parties	8,751,000	26,640,000
Deferred interest income on restricted cash	—	3,735,000
Notes payable-related parties	—	2,262,000
Deferred revenue	17,349,000	12,786,000
Deferred revenue-related parties	4,466,000	11,427,000
Current portion of obligations under capital lease	157,000	536,000

Total current liabilities	58,697,000	77,007,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

		Restated
	July 31, 2002	January 31, 2002
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A Redeemable convertible preferred stock, par value $0.001, redemption value $30.00:
Issued and outstanding shares are zero and 1,600,000, respectively	—	2,000
Additional paid-in capital	—	46,553,000

Total current redeemable convertible preferred stock	—	46,555,000

Total current liabilities and current redeemable convertible preferred stock	58,697,000	123,562,000
LIABILITIES
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	—	2,000
Convertible notes payable (face value $29,250,000)	19,450,000	18,315,000
Convertible notes payable-related parties (face value $15,000,000)	10,080,000	9,426,000
Deferred revenue	27,579,000	23,552,000
Deferred rent and other	4,824,000	5,021,000

Total long-term liabilities	61,933,000	56,316,000

Total liabilities and current redeemable convertible preferred stock	120,630,000	179,878,000

STOCKHOLDERS’ DEFICIT
Series A Convertible preferred stock, par value $0.001:
Authorized shares are 10,000,000
Issued and outstanding shares are 1,111,861	$1,000	$1,000
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 48,720,951 and 47,411,355, respectively	49,000	47,000
Additional paid-in capital	453,920,000	449,829,000
Deferred compensation	(566,000)	(1,099,000)
Prepaid marketing expenses	(1,756,000)	(14,183,000)
Note receivable-related parties	(1,097,000)	(1,568,000)
Accumulated deficit	(501,183,000)	(462,971,000)

Total stockholders’ deficit	(50,632,000)	(29,944,000)

Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	$69,998,000	$149,934,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues
Revenues (includes $14,344,000 and $15,988,000 of revenues-related parties for the three months and six months ended July 31, 2002)	$23,854,000	$4,106,000	$33,714,000	$7,302,000
Hardware revenues	11,109,000	—	14,289,000	—

Total Revenues	34,963,000	4,106,000	48,003,000	7,302,000
Costs of revenues
Costs of revenues	7,576,000	4,408,000	13,029,000	9,874,000
Cost of hardware revenues	11,346,000	—	15,011,000	—

Total costs of revenues	18,922,000	4,408,000	28,040,000	9,874,000

Gross margin (loss)	16,041,000	(302,000)	19,963,000	(2,572,000)
Operating Expenses
Research and development	4,518,000	6,898,000	9,520,000	13,821,000
Sales and marketing	5,608,000	5,899,000	13,463,000	19,067,000
Sales and marketing-related parties	3,434,000	16,146,000	26,356,000	39,634,000
General and administrative	3,589,000	4,379,000	7,348,000	8,962,000

Total operating expenses	17,149,000	33,322,000	56,687,000	81,484,000

Loss from operations	(1,108,000)	(33,624,000)	(36,724,000)	(84,056,000)

Interest income	146,000	607,000	4,245,000	1,998,000
Interest expense and other (includes $358,000 and $770,000 of interest expense-related parties for the three months and six months ended July 31, 2002)	(1,965,000)	(604,000)	(3,957,000)	(655,000)

Loss before taxes	(2,927,000)	(33,621,000)	(36,436,000)	(82,713,000)
Provision for income taxes	(111,000)	—	(111,000)	—

Net loss	(3,038,000)	(33,621,000)	(36,547,000)	(82,713,000)
Less: Series A redeemable convertible preferred stock dividend	—	840,000	220,000	1,932,000
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	1,445,000

Net loss attributable to common stockholders	$(3,038,000)	$(34,461,000)	$(38,212,000)	$(84,645,000)

Net loss per common share basic and diluted	$(0.06)	$(0.82)	$(0.80)	$(2.02)

Weighted average common shares outstanding—basic and diluted	47,994,298	42,094,554	47,669,093	41,940,982

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock		Common Stock		Restated				Restated	Restated
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
RESTATED BALANCE, JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$449,829,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(462,971,000)	$(29,944,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445,000)	(1,445,000)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220,000)	(220,000)
Exercise of common stock options	—	—	19,926	—	27,000	—	—	—	—	27,000
Issuance of common stock-employee stock purchase plan	—	—	204,533	1,000	646,000	—	—	—	—	647,000
Amortization of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615,000	—	—	11,615,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	376,000	—	—	376,000
Reversal of deferred compensation	—	—	—	—	(171,000)	171,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	118,000	—	—	—	118,000
Amortization of note receivable	—	—	—	—	—	—	—	236,000	—	236,000
Restated Net loss	—	—	—	—	—	—	—	—	(33,509,000)	(33,509,000)

RESTATED BALANCE, APRIL 30, 2002	1,111,861	1,000	47,635,814	48,000	$450,331,000	$(810,000)	$(2,192,000)	$(1,332,000)	$(498,145,000)	$(52,099,000)
Issuance of common stock for payment of accrued liabilities	—	—	1,012,915	1,000	3,999,000	—	—	—	—	4,000,000
Financing expenses related to issuance of common stock	—	—		—	(200,000)		—	—	—	(200,000)
Exercise of common stock options	—	—	72,222	—	45,000	—	—	—	—	45,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	436,000	—	—	436,000
Reversal of deferred compensation	—	—	—	—	(255,000)	255,000	—	—	—	—
Reversal of stock-based compensation expense	—	—	—	—	—	(11,000)	—	—	—	(11,000)
Amortization of note receivable	—	—	—	—	—	—	—	235,000	—	235,000
Net loss	—	—	—	—	—	—	—	—	(3,038,000)	(3,038,000)

BALANCE, JULY 31, 2002	1,111,861	$1,000	48,720,951	$49,000	$453,920,000	$(566,000)	$(1,756,000)	$(1,097,000)	$(501,183,000)	$(50,632,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,547,000)	$(82,713,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,498,000	3,320,000
Amortization of prepaid marketing related to value of warrants	11,615,000	3,569,000
Amortization of prepaid marketing expenses-related parties	812,000	3,762,000
Amortization of note receivable	471,000	471,000
Issuance of common stock warrants for services	—	336,000
Stock-based compensation expense	107,000	628,000
Amortization of advertising expense-related parties	5,000,000	21,727,000
Amortization of discount related to warrants on debt	814,000	—
Amortization of discount related to beneficial conversion	975,000	—
Amortization of debt issuance costs	302,000	—
Amortization of debt issuance costs-warrants	47,000	—
Changes in assets and liabilities:
Accounts receivable	(4,148,000)	1,177,000
Accounts receivable-related parties	2,401,000	955,000
Inventories	(2,719,000)	—
Prepaid expenses and other	(121,000)	1,710,000
Prepaid expenses and other-related parties	(367,000)	(2,621,000)
Prepaid expenses and other, long-term	(116,000)	—
Prepaid expenses and other-related parties, long-term	(262,000)	—
Accounts payable	8,399,000	(15,292,000)
Accrued liabilities	3,954,000	(2,719,000)
Accrued liabilities-related parties	(20,151,000)	(21,428,000)
Deferred revenue	4,563,000	2,917,000
Deferred revenue-related parties	(6,961,000)	—
Long-term deferred revenue	4,027,000	4,682,000
Other long-term liabilities	(197,000)	(309,000)

Net cash used in operating activities	(24,604,000)	(79,828,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(888,000)	(2,995,000)
Purchase of short-term investments, net	—	(1,989,000)

Net cash used in investing activities	(888,000)	(4,984,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A redeemable convertible preferred stock dividend	(220,000)	(1,932,000)
Issuance costs for common stock issued for payment of accrued liabilities	(200,000)	—
Proceeds from issuance of common stock—employee stock purchase plan	647,000	746,000
Proceeds from exercise of common stock options	72,000	233,000
Repurchase of common stock	—	(20,000)
Payments on obligations under capital lease	(381,000)	(391,000)

Net cash used in financing activities	(82,000)	(1,364,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended July 31,
	2002	2001
NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,574,000)	(86,176,000)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	52,327,000	124,474,000

Balance at end of period	$26,753,000	$38,298,000

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(973,000)	$(601,000)
Cash paid for interest-related parties	(790,000)	—
Reversal of deferred stock-based compensation	426,000	387,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH FINANCING INFORMATION
Interest income recognized on restricted cash	3,735,000	—
Deferred interest income earned on restricted cash	—	1,052,000
Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—
Redemption of shares of Series A redeemable convertible preferred stock using restricted cash	(48,000,000)	—
Issuance of common stock for payment of accrued liabilities	4,000,000	—

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continues to be subject to certain risks, including the uncertainty of availability of additional financing; dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of July 31, 2002, TiVo had an accumulated deficit of $501.2 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through our fiscal year ending January 31, 2003.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2002 and January 31, 2002, the results of operations for the three and six-month periods ended July 31, 2002 and July 31, 2001 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2002 and 2001. Additionally included is the condensed consolidated statement of stockholders’ deficit for the six-month period ended July 31, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2002 and 2001, including the notes thereto, included in the Company’s 2002 Annual Report on Form 10-K/A. Operating results for the six-month period ended July 31, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003.

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

At July 3, 2002 as a result of these adjustments, stockholders’ deficit decreased by $2.2 million. The following financial statement line items were impacted: interest expense and other; prepaid expenses and other; short-term and long-term; convertible notes payable short-term and long-term; convertible notes payable-related parties short-term and long-term; additional paid in capital and accumulated deficit.

The consolidated financial statements as of and for the twelve months ended January 31, 2002 and the three months ended April 31, 2002 and notes thereto included in the amended Form 10-K and amended Form 10-Q, respectively, filed with the SEC on September 13, 2002 have been restated to include the effects of these corrections.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial information to conform with the current period presentation. The Company had originally reported the net financial results of the efforts involved in the manufacturing and fulfillment process for the Series2 personal video recorders in Sales and Marketing expenses for the three months ended April 30, 2002. However, beginning in the second quarter, revenues of $14.3 million and expenses of $15.0 million were reclassified to hardware revenue and cost of hardware revenues as the revenues had increased significantly.

Inventories

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, which make the recorders available nationwide in its retail stores, to AT&T Broadband who markets the recorders to its cable customers as well as through TiVo’s own online sales efforts. As part of this effort, TiVo expects to maintain inventory of the Series2 personal video recorders throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method (see Note 8. “Sales of Series2 Platform”).

Deferred Rent and Other Long-Term Liabilities

Other long-term liabilities consist primarily of rent of $3.9 million resulting from the recognition of the long-term portion of rent liability and related expense for the Company’s vacant facilities. The Company’s assumptions inherent in the $3.9 million estimate are that given the current real estate market conditions; it would take more than 12 months to sublease the vacant facility in Alviso, California and the sales office in the UK. Additionally, the Company estimates that the sublease income from either property would be significantly lower than the current monthly rent payments. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing these buildings, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates. The lease loss is an estimate. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

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

The Company recognizes revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize license revenue. The Company has entered into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. During the three months ended July 31, 2002, the Company recognized approximately $12.0 million of technology licensing and engineering profession services revenues from Sony.

Non-subscription revenue and engineering professional services revenue are generally recognized upon performance of the services. The Company recognizes revenue for its engineering professional services using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. The Company is able to reasonably estimate, track and project the remaining progress toward completion. To date the Company has engineering professional service agreements with DIRECTV and AOL for which it uses the percentage-of-completion method of revenue recognition.

The Company recognizes revenue under its hardware revenues for funds received from Series2 customers net of any amounts paid to customers by TiVo. Hardware revenues are recognized upon shipment to the customer.

Advertising

The Company expenses advertising as the services are provided. Advertising expenses were $400,000 and $6.2 million for the three and six months ended July 31, 2002, respectively, including expenses related to NBC media insertion orders that were classified as sales and marketing —related parties expense. Advertising expenses were $20.8 million and $8.9 million for the three and six months ended July 31, 2001 including expenses related to a portion of the AOL media insertion orders.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense and cash charges for interest expense payable to Comdisco. Included in interest expense and other – related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable to our strategic partners according to negotiated deferred payment schedules. Included in non-cash interest expense and other are charges for amortization of beneficial conversion, amortization of financing expenses related to the convertible notes, amortization of warrants to bankers related to the convertible notes and amortization of warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Three months ended July 31, 2002	Three months ended July 31, 2001	Six months ended July 31, 2002	Six months ended July 31, 2001
Cash interest expense and other	$517,000	$20,000	$1,038,000	$43,000
Cash interest expense and other—related parties	358,000	559,000	770,000	559,000
Total cash interest expense and other	875,000	579,000	1,808,000	602,000
Total non-cash interest expense and other	1,090,000	25,000	2,149,000	53,000
Total interest expense and other	$1,965,000	$604,000	$3,957,000	$655,000

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value from the net loss. Shares used in the computation of the quarters ended July 31, 2002 and 2001 net loss per share amounts exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 4. “AOL Relationship”), common shares issuable upon conversion of Convertible Notes Payable, and any unvested, repurchasable common stock issued under the employee stock option plans.

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common stock equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	July 31,	July 31,
	2002	2001
Series A redeemable convertible preferred stock	—	1,600,000
Series A convertible preferred stock	1,111,861	1,111,861
Repurchasable common stock, related parties	—	1,128,867
Repurchasable common stock	535,691	860,579
Number of common shares issuable for convertible notes payable	8,119,266	—
Options to purchase common stock	12,022,121	9,168,789
Warrants to purchase common stock	8,539,812	2,844,864

Total	30,328,751	16,714,960

4.    AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $3.4 million is included in deferred revenue as of July 31, 2002. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company is recognizing the revenue using the percentage-of-completion methodology (see Note 2).

Subsequent to the execution of the Development and Distribution Agreement, AOL has requested an amendment that would defer development of certain elements of the AOL service on the TiVo platform. The Company has agreed to the terms of this amendment and awaiting final signature from AOL.

AOL has agreed to convert its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002.

5.    AGREEMENTS WITH DIRECTV, INC.

During the three and six months ended July 31, 2002, the Company recognized $2.0 million and $3.7 million in revenues—related parties for engineering professional services under the Company’s development agreement with DIRECTV (see Note 3. “Revenue Recognition and Deferred Revenue).

6.    SECOND AGREEMENT WITH ACQUA WELLINGTON NORTH AMERICAN EQUITIES FUND, LTD.

On February 13, 2002, the Company entered into a second common stock purchase agreement which, under certain circumstances, may allow TiVo to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of the Company’s common stock over the fourteen-month period ending on April 13, 2003. The Company views this purchase agreement as an auxiliary financing tool with the potential to provide TiVo with a mechanism to raise cash to fund working capital needs, depending upon the market price of the Company’s common stock and certain other conditions set forth in the purchase agreement.

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

(“NBC”), who are existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was designated for advertising and promotional services. As part of the transaction, the Company also paid $5.0 million in October 2001 to NBC for prepaid advertising.

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

There were no conversions of the convertible notes payable into TiVo common stock during the six-month period ended July 31, 2002.

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

•
Warrants to purchase TiVo common stock.    Warrants were issued to noteholders and bankers to purchase a total of 2,536,766 shares and 145,834 of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. The value of the noteholders warrants was recorded as a discount on convertible notes payable and will be amortized as interest expense over the life of the debt or until the notes are converted to common stock.

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

The convertible notes carry a coupon interest rate of 7%. The effective interest rate of the convertible notes, including coupon interest and amortization of discount, amortization of the beneficial conversion amount and amortization of prepaid debt issuance costs is approximately 24%. The discount, the beneficial conversion amount and prepaid issuance costs are amortized using the straight-line method, which approximates the effective interest rate method.

As of July 31, 2002 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable-related parties	Total
Face value of convertible notes payable	$29,250,000	$15,000,000	$44,250,000
Unamortized discount resulting from warrants issued to noteholders	(4,498,000)	(2,200,000)	(6,698,000)
Unamortized discount resulting from beneficial conversion feature	(5,302,000)	(2,720,000)	(8,022,000)

Carrying value of convertible notes payable	$19,450,000	$10,080,000	$29,530,000

•
Interest expense includes coupon interest of $1.0 million: amortization of the discount on convertible notes payable of $491,000; and amortization of the value of the beneficial conversion feature of $644,000 for the six months ended July 31, 2002. The net carrying value of the convertible notes payable was $19.5 million as of July 31, 2002.

•
Interest expense-related parties includes coupon interest of $525,000: amortization of the discount on convertible notes payable-related parties of $323,000; and amortization of the value of the beneficial conversion feature of $331,000 for the six months ended July 31, 2002. The net carrying value of the convertible notes payable was $10.1 million as of July 31, 2002.

•	Amortization of debt issuance costs was $302,000 for the six months ended July 31, 2002.

•	Amortization of non-cash debt issuance costs was $47,000 for the six months ended July 31, 2002.

•	Amortization of the discount on convertible notes payable and convertible notes payable-related parties was $814,000 for the six months ended July 31, 2002.

•	Amortization of the value of the beneficial conversion feature on convertible notes payable and convertible notes payable-related parties was $975,000 for the six months ended July 31, 2002.

On February 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders of its 7% Convertible Senior Notes that are due August 15, 2006. The Company paid $499,000 to related party noteholders and $972,000 to non-related party noteholders. On August 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders. The Company paid $525,000 to related party noteholders and $1.0 million to non-related party noteholders. The coupon interest is paid semi annually with the next payment scheduled for February 15, 2003.

The conversion price on the Company’s outstanding convertible notes payable was adjusted on August 23, 2002 to $4.21 per share in accordance with the terms of the indenture. The adjustment to the conversion price resulted in an increase to the value of the beneficial conversion on the notes of $13.4 million and the Company will record additional debt discount of this amount, which will be amortized as interest expense over the remaining term of the notes, in its financial statements for the quarter ended October 31, 2002.

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

8.    SALES OF SERIES2 PLATFORM

TiVo introduced its new Series2 personal video recorder in January 2002. The Company sells these units to retailers and distributors, including Best Buy and AT&T Broadband, and directly to consumers through TiVo’s online sales efforts. TiVo is currently involved in the manufacturing and fulfillment process for the Series2 personal video recorders, including: hiring contract manufacturers to build the Series2 personal video recorders, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo expects to maintain inventory of the Series2 personal video recorders.

TiVo is engaged in these operations in order to accelerate the introduction of the Series2 platform and facilitate the acquisition of TiVo Service customers and revenues. The Company originally reported the net financial results of these efforts in Sales and Marketing expenses for the three months ended April 30, 2002. However, beginning in the second quarter, the hardware revenues and cost of hardware revenues were reclassified to hardware revenue and cost of hardware revenues as the revenues had increased significantly.

Total hardware revenues, net, represent the funds received from Series2 customers net of any amounts paid to customers by TiVo. Hardware revenues are recognized upon shipment to the customer. Cost of hardware revenues include all product costs as well as direct costs related to these operations, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses.

9.    BRITISH SKY BROADCASTING LIMITED RELATIONSHIP

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between TiVo and British Sky Broadcasting Limited (“BSkyB”) on April 29, 2002, TiVo agreed at its discretion on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in US dollars in an amount equal to $2.5 million. On July 1, 2002, the Company issued 633,072 shares of TiVo’s common stock to BSkyB for this liability.

10.    THOMSON MULTIMEDIA S.A. RELATIONSHIP

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between TiVo and Thomson Multimedia S.A. (“Thomson”) on July 1, 2002, TiVo agreed at its discretion to issue and deliver to Thomson restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expense due to Thomson for the first calendar quarter of 2002. On July 2, 2002, the Company issued 379,843 shares of TiVo’s common stock to Thomson.

11.    TOSHIBA SEMICONDUCTOR AND TOSHIBA AMERICA ELECTRONIC COMPONENTS, INC. AGREEMENT

On June 12, 2002, TiVo announced that Toshiba Semiconductor and Toshiba America Electronic Components, Inc., licensed intellectual property in the form of a proprietary Media ASIC design and a hardware porting kit that provides a standardized layer for implementing TiVo digital video recording services on a variety of hardware platforms and operating systems.

As part of the agreement, the companies have agreed to work together to integrate the technology into chips. In conjunction with this agreement, Toshiba has paid an up-front technology access fee which is included in deferred revenue as of July 31, 2002.

12.    COMMITMENTS AND CONTINGENCIES

Facilities Leases

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in 2007. The Company has subleased a portion of the idle space through August 2002 and is actively searching for additional tenants.

Additionally, the Company leases international office space in Berkshire, United Kingdom under a lease that does not expire until March 2006. TiVo is actively searching for tenants to sublease the office.

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

The following table depicts the lease termination costs at July 31, 2002:

	Accrual Balance at January 31, 2002	Total Cash Payments, Charges and Credits	Accrued Balance at July 31, 2002
U.S. Lease Termination Costs	$5,081,000	(500,000)	$4,581,000
U.K. Lease Termination Costs	—	452,000	452,000
Total Lease Termination Costs	$5,081,000	$(48,000)	$5,033,000

13.    LEGAL PROCEEDINGS

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that TiVo infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. StarSight seeks unspecified monetary damages and an injunction against the Company’s operations. The suit also seeks attorneys’ fees and costs. TiVo believes that it has meritorious defenses against the suit and intends to vigorously defend itself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of the StarSight patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused the StarSight patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. TiVo is not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intends to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit.

The Company could be forced to incur material expenses during this litigation, and in the event it was to lose this suit, its business would be harmed.

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. This motion to dismiss is still pending. The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. The Company believes that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, the Company could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that the Company knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that the Company be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. The Company filed its answer to the complaint on October 19, 2001. On June 24, the Court entered a consent judgment fully resolving the action among the parties. In consideration of the Plaintiffs’ release of any claims against TiVo, the Company agreed to pay Plaintiffs’ costs and attorneys fees and to extend by four months the terms and conditions provided for in the original manufacturers’ warranties with respect to modems contained in certain Series 1 digital video recorders purchased after February 1, 2002.

On September 25, 2001, Pause Technology filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against its operations. It also seeks attorneys’ fees and costs. The Company’s answer was filed on December 26, 2001. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On December 12, 2001, SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc. filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides.” SONICblue alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue seeks unspecified monetary damages as well as an injunction against our operations. The Company filed its answer on January 23, 2002. A claim construction hearing is scheduled for March 12, 2003, and no trial date has been scheduled. The Company believes that it has meritorious defenses against this suit and intends to vigorously defend itself. However, it could be forced to incur material expenses during this litigation and, in the event it was to lose the lawsuit, the Company’s business could be harmed.

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

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, it could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, the Company’s business could be harmed.

14.    SUBSEQUENT EVENTS

Convertible Senior Notes

On August 15, 2002, the Company paid its semi-annual coupon interest payment of approximately $1.5 million to holders of its 7% convertible senior notes. Additionally, the conversion price on the Company’s outstanding convertible senior notes was adjusted on August 23, 2002 (see Note 7).

Sony Electronics Inc. Agreement

On August 8, 2002 TiVo Inc. and Sony Electronics Inc. entered into the TiVo Sony Electronics US Falcon Agreement. Under this agreement, Sony will market a next generation of digital video recorders in the U.S. that enable the TiVo Service.

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

We reached several important milestones in the second quarter ended July 31, 2002:

•	Our revenues, excluding hardware revenues, increased over second quarter fiscal year 2002, from $4.1 to $23.9 million largely due to recognition of technology licensing revenues from Sony;

•	Our subscriber base increased 103% over second quarter of fiscal year 2002, from 229,000 to 464,000, due to increased consumer demand;

•	We recognized $4.8 million of engineering professional services revenue; and

•	We received cash payments from Toshiba from a new agreement signed in the second quarter ended July 31, 2002.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 1. Note 3 in the notes to our condensed consolidated financial statements.

Revenue Recognition

Based on the guidance provided by Securities and Exchange Commission, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have received customer acceptance, or are otherwise released from our service obligation or customer acceptance obligations.

The Company recognizes revenue under its hardware revenues for funds received from Series2 customers net of any amounts paid to customers by TiVo. Hardware revenues are recognized upon shipment to the customer.

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

Engineering Professional Services

We recognize revenue for our engineering professional using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. We are able to reasonably estimate, track and project the remaining progress toward completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL for which we use the percentage-of completion method for revenue recognition.

Complex Agreements

We have a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. For example, our relationship with DIRECTV has historically included subscription revenue share expense, engineering professional services revenue, common stock issued for services and various platform subsidies. Many of our arrangements require us to make estimations for the valuation of non-cash expenses, such as warrants issued for services, which must be assigned a value using financial models that require us to estimate certain parameters. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

We recognize revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize license revenue. We have entered into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish VSOE for undelivered elements and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort. During the three months ended July 31, 2002, we recognized approximately $12.0 million of technology licensing and engineering profession services revenues from Sony.

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

As of July 31, 2002, we had the following contractual cash obligation payments:

($’s in 000’s)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Contractual cash obligations
Capital lease obligations	$159	$159	—	—	—
Operating leases	14,643	3,086	9,644	1,913	—
Long-term convertible notes payable at face value	44,250	—	—	44,250	—
Coupon interest on long-term convertible notes payable	14,158	3,097	9,292	1,769
Total Contractual Cash Obligations	$73,210	$6,342	$18,936	$47,932	$—

Other commercial commitments as of July 31, 2002, expiration per period are as follows:
($’s in 000’s)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commercial commitments
Standby letter of credit	$476	—	—	$476	—
Total commercial commitments	$476	$—	$—	$476	$—

Restatement

In May 2002, we terminated Arthur Andersen and engaged KPMG as our independent auditor. We asked KPMG to re-audit our financial statements for our fiscal year ended January 31, 2002. During the course of the re-audit, we concluded that, in preparation of our fiscal year 2002 financial statements, certain errors were made in calculating certain non-operating, non-cash items related to convertible notes which were issued in August 2001. After consultation with KPMG, we concluded that we should adjust certain non-cash items on our balance sheet and non-cash interest expense on our income statement for the quarters ended January 31, 2002 and April 31, 2002.

Results of Operations

Revenues.    Revenues for the three and six months ended July 31, 2002 were $35.0 million and $48.0 million, approximately 750% and 550% higher than the prior year comparable period revenue of $4.1 million and $7.3 million, respectively. The increases are largely attributable to the recognition of approximately $14.4 million of technology licensing and engineering professional services revenue in the quarter ended July 31, 2002. During the three months ended July 31,

2002, we activated approximately 42,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 464,000, more than double the installed base as of July 31, 2001. We anticipate fiscal year 2003 will have continued revenue growth as our subscriber base grows and we recognize additional revenue from technology licenses and engineering professional services.

Hardware Revenues.    Hardware revenues for the three and six months ended July 31, 2002 were $11.1 million and $14.3 million, respectively. For comparability purposes, beginning in the quarter ended July 31, 2002, we are showing the revenue and cost of hardware revenues of Series2 platforms separately on the face of our financial statements. We introduced our new Series2 personal video recorder in January 2002. We sell these units to retailers and distributors, including Best Buy and AT&T Broadband, and directly to consumers through our online sales efforts. We are currently involved in the manufacturing and fulfillment process for the Series2 personal video recorders, including: hiring contract manufacturers to build the Series2 personal video recorders, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, we expect to maintain inventory of the Series2 personal video recorders.

Costs of revenues.    Costs of revenues consist primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers and engineering professional services to our customers. Excluding the costs of engineering professional services, cost of revenues declined 0.5% and 15.5% compared to the year ago periods, respectively. Total salaries and benefits for the three and six months ended July 31, 2002 decreased 43.4% and 54.1% compared to the same time during the prior year due to reductions in staffing. Additionally, telecommunications and network expense decreased by 2.1% and 19.4% for the three and six month periods ended July 31, 2002. This decrease was a result of continued reduction of the service cost per subscriber including using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. Cost of engineering professional services revenues was $3.2 million and $4.5 million for the three and six-month periods ended July 31, 2002, respectively.

Cost of hardware revenues.    Cost of hardware revenues include all product costs as well as direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses. We expect these costs to reduce over time as the cost of manufacturing the product decreases.

Research and development expenses.    Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees related to the design of the digital video recorder that enables the TiVo Service. Research and development expenses for the three and six months ended July 31, 2002 were $4.5 million and $9.5 million, 34.5% and 31.1% lower than the year ago periods, respectively. Research and development expenses that are related to engineering professional services are classified as costs of revenues. For the six months ended July 31, 2002, excluding the engineering expenses reclassified to costs of revenues, engineering expenses remained flat compared to the prior year.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and six months ended July 31, 2002, were $5.6 million and $13.5 million, 4.9% and 29.4% lower, respectively, than sales and marketing expenses in the corresponding fiscal year 2002 periods. The decrease for the three-month period was primarily attributable to a 27.8% decrease in expenditures for advertising, public relations and trade shows. Spending during the six months ended July 31, 2002, was reduced approximately 72.7% as compared to the corresponding period a year ago, for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by us.

Sales and marketing—related parties expense.    Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony and Quantum, and Creative Artists Agency, LLC, all of which held stock in us. Sales and marketing—related parties expense for the three and six months ended July 31, 2002 were $3.4 million and $26.4 million, 78.7% and 33.5% lower, respectively, than sales and marketing—related parties expense in the corresponding fiscal year 2002 periods. Approximately 44.1% of the total sales and marketing—related parties expense for the six-month period ended July 31, 2002, $11.6 million, was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense related to the June 2000 Investment Agreement which was terminated by Funds Release Agreement (see Note 4 to the consolidated financial statements. “AOL Relationship”).

Sales and marketing—related parties expense for the three and six months ended July 31, 2002, consists of cash charges of $2.7 million and $13.5 million, respectively, and non-cash charges of $671,000 and $12.9 million, respectively. Sales and marketing—related parties expense for the same period in the prior year consisted of cash charges of $12.0 million and $31.5 million, respectively, and non-cash charges of $4.1 million and $8.1 million, respectively. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL, Creative Artists Agency LLP and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to NBC and AOL. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the personal video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $3.3 million reflected in accrued liabilities—related parties as of July 31, 2002. In general, interest started accruing from March 31, 2001 and beginning in October 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. Additionally, we expect to continue to work with our partners to manage manufacturing costs.

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and six months ended July 31, 2002, were $3.6 million and $7.3 million, 14.7% and 18.0% lower than general and administrative expenses in the corresponding fiscal year 2002 periods. A 33.3% reduction in consulting expenses for the six months ended July 31, 2002 largely contributed to the reduction in expenses.

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $146,000 and $4.2 million for the three and six months ended July 31, 2002, respectively, a 76.1% decrease and 112.4% increase compared to corresponding periods in fiscal year 2002. The six-month increase is a result of the release from the escrow account to us of $3.9 million in interest earned on the restricted cash from the agreement with AOL.

Interest expense and other.    Interest expense and other was $2.0 million and $4.0 million for the three and six months ended July 31, 2002, respectively. The three months ended July 31, 2002 includes the coupon interest expense of $512,000 related to the convertible notes and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $5,000. Additionally $1.1 million is attributable to the amortization of debt discount and issuance costs related to the convertible notes. For the three months ended July 31, 2001, interest expense and other was $604,000. Interest expense – related parties was $358,000 for the three-month period ended July 31, 2002. This includes $263,000 related to the convertible notes and $95,000 for interest expense payable to our strategic partners according to negotiated deferred payment schedules.

Series A redeemable convertible preferred stock dividend.    Under the terms of the Series A redeemable convertible preferred stock, we were required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three and six months ended July 31, 2002 were zero and $220,000, respectively. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002.

Accretion to redemption value of convertible preferred stock.    As a result of our repurchase of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs incurred last fiscal year were expensed during the three months ended April 30, 2002. Prior to the first quarter of fiscal year 2003, these issuance costs were classified as additional paid-in capital for the Series A redeemable convertible preferred stock.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended July 31, 2002 and the one-month transition period ended January 31, 2001, due to the change in year end. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications. The results of operations for the three months ended January 31, 2002 and April 30, 2002 have been restated to reflect the corrections as described in Part I, Item 1, Note 2.

	Three Months Ended			Three Months Ended
			Month Ended Jan 31, 2001				Restated	Restated
	Sep 30, 2000	Dec 31, 2000		Apr 30, 2001	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002
	(unaudited, in thousands except per share data)
Revenues
Revenues	$1,002	$1,426	$989	$3,196	$4,106	$5,342	$6,753	$9,860	$23,854
Hardware revenues	—	—	—	—	—	—	—	3,180	11,109

Total revenues	1,002	2,166	989	3,196	4,106	5,342	6,753	13,040	34,963

Costs and expenses
Cost of revenues	4,019	5,207	1,710	5,497	4,415	5,207	4,830	5,492	7,605
Cost of hardware revenues	—	—	—	—	—	—	—	3,665	11,346
Research and development	8,318	5,604	2,507	6,827	6,786	7,431	5,815	4,949	4,494
Sales and marketing	30,308	51,219	7,884	13,020	5,756	7,084	2,649	7,764	5,548
Sales and marketing—related parties	18,953	24,755	6,632	23,488	16,146	11,239	24,959	22,922	3,434
General and administrative	3,527	4,497	1,326	4,507	4,288	5,214	4,486	3,746	3,655
Stock-based compensation	657	570	175	289	339	346	273	118	(11)

Loss from operations	(64,780)	(90,426)	(19,245)	(50,432)	(33,624)	(31,179)	(36,259)	(35,616)	(1,108)
Interest income	1,625	2,572	672	1,390	607	65	101	4,099	146
Interest expense and other	(252)	(88)	(17)	(50)	(45)	(1,171)	(4,465)	(1,580)	(1,607)
Interest expense—related parties	—	—	—	—	(559)	(553)	(531)	(412)	(358)

Loss before taxes	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(32,838)	(41,154)	(33,509)	(2,927)
Provision for income taxes	—	—	—	—	—	(1,000)	—	—	(111)

Net loss	(63,407)	(87,942)	(18,590)	(49,092)	(33,621)	(33,838)	(41,154)	(33,509)	(3,038)
Less: Series A redeemable convertible preferred stock dividend	(240)	(1,274)	(423)	(1,092)	(840)	(658)	(428)	(220)	—
Less: Accretion to redemption value of convertible preferred stock	—	—	—	—	—	—	—	(1,445)	—

Net loss attributable to common stockholders	$(63,647)	$(89,216)	$(19,013)	$(50,184)	$(34,461)	$(34,496)	$(41,582)	$(35,174)	$(3,038)

Net loss per share
Basic and diluted	$(1.72)	$(2.19)	$(0.47)	$(1.20)	$(0.82)	$(0.81)	$(0.92)	$(0.74)	$(0.06)
Weighted average shares	36,924	40,682	40,850	41,787	42,095	42,668	45,276	47,344	47,994

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

Liquidity and Capital Resources

From inception through July 31, 2002, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the private sale of equity securities, the proceeds from our initial public offering and the August 2001 private placement of convertible debt with warrants. At July 31, 2002, we had $26.8 million of cash and cash equivalents. We believe these funds and funds generated from operations represent sufficient resources to fund operations, capital expenditures and working capital needs through our fiscal year ending January 31, 2003.

Net cash used in operating activities was $24.6 million for the six months ended July 31, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $36.5 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $20.2 million, an increase in deferred revenue of $4.6 million, an increase in long-term deferred revenue of $4.0 million, an increase in accounts receivable-related parties of $2.4 million and a decrease in other long-term liabilities of $197,000. These uses were offset by sources of cash provided from operating activities consisting of an increase in accounts payable of $8.4 million, a decrease in accounts receivable of $4.1 million, an increase in accrued liabilities of $4.0 million, a decrease in deferred revenue-related parties of $7.0 million, a decrease in prepaid expenses-related parties of $367,000 and a decrease in prepaid expenses of $121,000.

Net cash used in investing activities for the six months ended July 31, 2002 was $888,000 for the acquisition of property and equipment.

Net cash used in financing activities was $82,000 for the six months ended July 31, 2002. Of this amount, $200,000 was used for the payment of issuance costs for common stock issued for payment of accrued liabilities of $4.0 million. Other uses of cash included $220,000 for the payment of the Series A redeemable convertible preferred stock dividend and $381,000 was used for payments on a capital lease. An additional $647,000 was obtained as proceeds from the issuance of common stock through our employee stock purchase plan and $72,000 from the issuance of common stock for stock options exercised.

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

We have commitments for future lease payments under facilities operating leases of $14.6 million and obligations under capital leases of $159,000 as of July 31, 2002. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

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

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between us and British Sky Broadcasting Limited, or BSkyB, on April 29, 2002, we agreed at our discretion on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of our common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in US dollars in an amount equal to $2.5 million. On July 1, 2002, we issued 633,072 shares of our common stock to BSkyB.

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between us and Thomson on July 1, 2002, we agreed at our discretion to issue and deliver to Thomson restricted shares of our common stock, in certificated form and unregistered, equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expense due to Thomson for the first calendar quarter of 2002. On July 2, 2002, we issued 379,843 shares of our common stock to Thomson.

The indenture governing our convertible senior notes called for the reduction of the conversion price of our convertible notes on August 23, 2002 if the conversion price was greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a floor of $4.21 per share. On August 23, 2002, pursuant to the terms of the indenture, the conversion price of the notes was accordingly adjusted to $4.21 per share. In addition, the conversion price on the notes may be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price less than the “effective” conversion price of the notes (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less than the “effective” conversion price of the notes), then the conversion price on the notes, which is currently $4.21 per share, may be reduced. The “effective” conversion price is derived by multiplying the conversion price then in effect by the percentage of the proceeds from the convertible notes and warrants transaction that were attributed to the notes which was 81%. The current “effective” conversion price is $3.41 per share. A reduced conversion price on the convertible notes would increase our interest expense and could potentially result in additional share dilution

Our future capital requirements will depend on a variety of factors, including market acceptance of the personal video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our customer call center;

•	for advertising to educate consumers;

•	to expand our engineering professional services business;

•	to manufacture TiVo Series2 personal video recorders; and

•	for general corporate purposes.

We believe that our cash and cash equivalents and cash generated from operations will be sufficient to fund our operations through our fiscal year ending January 31, 2003. Despite our expectations, we may need to raise additional capital before the end of the fiscal year.

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

We have recognized very limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three and six months ended July 31, 2002 we recognized revenues of $35.0 million and $48.0 million, respectively. As of July 31, 2002, we had an accumulated deficit of $501.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997 and have been obtaining subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. Only a limited number of personal video recorders have been sold and we have obtained only a limited number of subscribers to the TiVo Service. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Personal television is a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

We or our strategic partners may not achieve any or all of these objectives. In addition, consumers may perceive the TiVo Service and related personal video recorder as too expensive or complex and our marketing campaign may not effectively attract new subscribers. Because of competitive offerings or changing preferences, consumers may delay or decline the purchase of the TiVo Service and related personal video recorder. All of these events would reduce consumer demand and market acceptance, diminish our brand and impair our ability to attract additional subscribers to the TiVo Service.

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

We cannot be sure that alternative sources for key components and services used in the personal video recorders and the TiVo Service will be available when needed or, if available, that these components and services will be available on favorable terms.    If our agreements or our manufacturing partners’ agreements with NEC, Broadcom, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturing partners were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances or product recalls.

We have contracted for the manufacture of certain Series2 personal video recorders with contract manufacturers. We sell these units to retailers and distributors as well as through our own online sales efforts. As part of this effort, we expect to maintain some inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

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

The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

Companies offering similar products and services.    We are likely to face intense direct competition from companies such as Microsoft, OpenTV, NDS, EchoStar Communications Corp., CacheVision, Keen Personal Media, Inc., Digeo’s Moxi Digital and SONICblue. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service’s functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. For example, Microsoft Corporation controls and provides financial backing to UltimateTV. Some of these companies also have established relationships with third party consumer electronic manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners. For example, DIRECTV enables its subscribers to receive Microsoft’s UltimateTV service. In addition, various consumer electronics companies, including RCA are producing, or have announced their intention to produce, no-fee, basic functionality digital video recorders. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

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

Established competition for advertising budgets.    Personal television, in general, and TiVo, specifically, also competes with traditional advertising media such as print, radio and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive personal television as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo Service.

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

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that we infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. StarSight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys’ fees and costs. We believe that we have meritorious defenses against the suit and intend to vigorously defend ourselves. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. We are not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intends to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. We could be forced to incur material expenses during this litigation, and in the event we were to lose this suit, our business would be harmed.

On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback”. Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

On December 12, 2001, SONICblue Incorporated filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides”. SONICblue alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue seeks unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. A claim construction hearing is scheduled for March 12, 2003, and no trial date has been scheduled. We believe that we have meritorious defenses against this suit and intend to vigorously defend ourselves. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

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

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

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

If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. This motion to dismiss is still pending. We believe that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through September 6, 2002, our common stock has closed between $71.50 per share and $2.55 per share, closing at $3.86 on September 6, 2002. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

The conversion price on the notes may be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at issuance price less than the “effective” conversion price on the notes (or with respect to common stock equivalents, such additional stock is issued with a conversion or exercise price per share less that the “effective” conversion price on the notes), then the conversion price on the notes, which is currently $4.21 per share, may be reduced. The “effective” conversion price is derived by multiplying the conversion price then in effect by the percentage of the proceeds from the convertible notes an warrants transaction that were attributed to the notes, which was 81%. The current “effective” conversion price is $3.41 per share. If the conversion price on the notes is reduced as a result of these adjustments, holders of the notes will receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

If shares of common stock are purchased in a transaction under our February 2002 common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., described above in Item 2 under the heading “Liquidity and Capital Resources,” existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 3.0% and 5.4% to the daily volume-weighted average price of our common stock over the trading period unless otherwise agreed to by us and Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the daily volume weighted average price of our common stock over the draw down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure on the price of our stock.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

Although we have dismissed Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP, our consolidated financial statements as of and for the one-month transition period ended January 31, 2001, and the calendar years ended December 31, 2000 and 1999 have only been audited by Arthur Andersen LLP. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of these federal obstruction of justice charges. We understand that Arthur Andersen LLP is scheduled to be sentenced in October 2002. In light of the jury verdict and the underlying events, Arthur Andersen informed the Securities and Exchange Commission that it will cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A spokesperson for Arthur Andersen LLP announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. A substantial number of Arthur Andersen’s personnel have already left the firm, including the individuals responsible for auditing our audited financial statements included in our annual report, and substantially all remaining personnel are expected to do so in the near future. Because it is unlikely that Arthur Andersen will survive, it is unlikely that investors in our company would be able to exercise effective remedies or collect judgments against them.

In addition, in connection with the re-audit by KPMG LLP of our fiscal year 2002 financial statements and the resulting restatement of such financial statements, Arthur Andersen has informed us that it has withdrawn its audit report dated March 28, 2002. In connection with our amended annual report on Form 10-K/A filed on September 13, 2002, we included a copy of the audit report of Arthur Andersen dated March 2, 2001 included in our transition report on Form 10-K/T filed on April 30, 2001 without Arthur Andersen’s consent in reliance on Rule 2-02(e) of Regulation S-X. Because Arthur Andersen has not consented to the inclusion of their audit report dated March 2, 2001 in our amended annual report on Form 10-K/A and has withdrawn its audit report dated March 28, 2002, investors’ ability to recover against Arthur Andersen with respect to the financial statements included in our amended annual report on Form 10-K/A may be limited.

Moreover, as a public company, we are required to file with the Securities and Exchange Commission periodic financial statements audited or reviewed by an independent public accountant. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen LLP on an interim basis so long as a reasonable effort is made to have Arthur Andersen LLP reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen LLP. Arthur Andersen LLP has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen LLP is unable to perform procedures to assure the continued accuracy of its reports on our audited financial statements. Arthur Andersen LLP will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

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

The table below presents principal amounts and related weighted average interest rates as of July 31, 2002 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents	$26,753,000
Average interest rate	2.44%

In future quarters the price of our stock may reduce the conversion price on the convertible notes “Factors That May Affect Future Operating Results — If the conversion price on the notes were reduced, it would result in dilution to the existing holders of our common stock.” In addition, a reduced conversion price on the convertible notes would increase the beneficial conversion calculation, thus increasing our interest expense.

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

StarSight Telecast Inc.    On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that we infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. StarSight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys’ fees and costs. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. We are not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intends to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. We could be forced to incur material expenses during this litigation, and in the event there is an adverse outcome, our business could be harmed.

IPO Litigation.    We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. This motion to dismiss is still pending. We believe that the TiVo defendants have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Alan Federbush and Mitchell Brink.    On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of Sony or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. On June 24, the Court entered a consent judgment fully resolving the action among the parties. In consideration of the Plaintiffs’ release of any claims against TiVo, we agreed to pay Plaintiffs’ costs and attorneys fees and to extend by four months the terms and conditions provided for in the original manufacturers’ warranties with respect to modems contained in certain Series 1 digital video recorders purchased after February 1, 2002.

Pause Technology LLC.    On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback”. Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Lawsuit filed by SONICblue Inc.    On December 12, 2001, SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides”. SONICblue alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue seeks unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. A claim construction hearing is scheduled for March 12, 2003, and no trial date has been scheduled. We believe that we have meritorious defenses against this suit and intend to defend ourselves vigorously. However, we could be forced to incur material expenses during this litigation and, in the event we were to lose the lawsuit, our business could be harmed.

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

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit.    On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of personal video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive, relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain personal video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

Convertible Senior Notes

On August 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders. Additionally, the conversion price on the Company’s outstanding convertible senior notes was adjusted on August 23, 2002 (see Part I. Item 1. Note 7).

Sony Electronics Inc. Agreement

On August 8, 2002 TiVo Inc. and Sony Electronics Inc. entered into the TiVo Sony Electronics US Falcon Agreement. Under this agreement, Sony will market a next generation of digital video recorders in the U.S. that enable the TiVo Service.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
10.1‡	TiVo Sony Electronics US Falcon Agreement, dated as of August 8, 2002, by and between Sony Electronics Inc. and TiVo Inc. (filed herewith).

‡	Confidential treatment has been requested as to portions of this exhibit.

REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended July 31, 2002:

•	Current Report on Form 8-K on May 1, 2002, regarding agreements with America Online, Inc.

•	Current Report on Form 8-K on May 13, 2002, as amended on Form 8-K/A on June 10, 2002, regarding a change in our certifying accountant.

•	Current Report on Form 8-K on May 31, 2002, regarding announcement date of Annual Meeting of Stockholders.

•	Current Report on Form 8-K on June 6, 2002, regarding announcement of our earnings for the first quarter ended April 30, 2002.

Subsequent to July 31, 2002, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on August 29, 2002, regarding announcement of our earnings for the second quarter ended July 31, 2002.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo, TiVo Central, TiVolution, “TiVo” (logo and character) and “What you want, when you want it” are registered trademarks of TiVo Inc.

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

TIVO INC.
Date: September 13, 2002	By:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 13, 2002	By:	/s/ DAVID H. COURTNEY
David H. Courtney Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael Ramsay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TiVo Inc.;

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

Date: September 13, 2002

/S/ MICHAEL RAMSAY
Michael Ramsay
Chief Executive Officer

I, David H. Courtney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TiVo Inc.;

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