Form 10-Q
period 2002-10-31
TIVO INC
filed 2002-12-16
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-27141

TIVO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0463167 (IRS Employer Identification No.)

2160 Gold Street, PO Box 2160, Alviso, CA	95002
(Address of principal executive offices)	(Zip Code)

(408) 519-9100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 57,671,966 as of December 6, 2002.

The accompanying notes are an integral part of these statements.

PART I:    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2002	January 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,593,000	$52,327,000
Restricted cash	—	51,735,000
Accounts receivable, net of allowance for doubtful accounts of $8,000 and $23,000, respectively	11,453,000	2,185,000
Accounts receivable—related parties	2,654,000	6,687,000
Inventories	5,068,000	—
Prepaid expenses and other	4,129,000	3,916,000
Prepaid expenses and other—related parties	2,427,000	7,541,000

Total current assets	66,324,000	124,391,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	13,979,000	18,146,000
Prepaid expenses and other	2,475,000	2,515,000
Prepaid expenses and other—related parties	5,020,000	4,882,000

Total long-term assets	21,474,000	25,543,000

Total assets	$87,798,000	$149,934,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,907,000	$7,003,000
Accrued liabilities	11,662,000	12,618,000
Accrued liabilities—related parties	5,663,000	26,640,000
Deferred interest income on restricted cash	—	3,735,000
Notes payable—related parties	—	2,262,000
Deferred revenue	19,882,000	12,786,000
Deferred revenue—related parties	3,560,000	11,427,000
Current portion of obligations under capital lease	42,000	536,000

Total current liabilities	60,716,000	77,007,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31, 2002	January 31, 2002
	(unaudited)
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, par value $0.001, redemption value $30.00:
Issued and outstanding shares are zero and 1,600,000, respectively	—	2,000
Additional paid-in capital	—	46,553,000

Total current redeemable convertible preferred stock	—	46,555,000

Total current liabilities and current redeemable convertible preferred stock	60,716,000	123,562,000
LIABILITIES
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	—	2,000
Convertible notes payable (face value $29,250,000)	9,478,000	18,315,000
Convertible notes payable—related parties (face value $15,000,000)	4,979,000	9,426,000
Deferred revenue	27,834,000	23,552,000
Deferred rent and other	4,493,000	5,021,000

Total long-term liabilities	46,784,000	56,316,000

Total liabilities and current redeemable convertible preferred stock	107,500,000	179,878,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001:
Authorized shares are 10,000,000
Issued and outstanding shares are zero and 1,111,861, respectively	$—	$1,000
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 57,060,942 and 47,411,355, respectively	57,000	47,000
Additional paid-in capital	495,484,000	449,829,000
Deferred compensation	(300,000)	(1,099,000)
Prepaid marketing expenses	(1,379,000)	(14,183,000)
Note receivable—related parties	(862,000)	(1,568,000)
Accumulated deficit	(512,702,000)	(462,971,000)

Total stockholders’ deficit	(19,702,000)	(29,944,000)

Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	$87,798,000	$149,934,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues
Revenues (includes $2,270,000, $100,000, $18,244,000 and $100,000 of revenues—related parties for the three months and nine months ended October 31, 2002 and 2001, respectively)	$12,741,000	$5,342,000	$46,455,000	$12,644,000
Hardware revenues	16,220,000	—	31,109,000	—
Rebates, revenue share and other payments to channel (includes $366,000 of contra-revenues—related parties for both the three months and nine months ended October 31, 2002)	(3,968,000)	—	(4,568,000)	—

Net revenues	24,993,000	5,342,000	72,996,000	12,644,000
Costs of revenues
Costs of revenues	5,294,000	5,218,000	18,323,000	15,093,000
Cost of hardware revenues	15,588,000	—	30,599,000	—

Total costs of revenues	20,882,000	5,218,000	48,922,000	15,093,000

Gross margin (loss)	4,111,000	124,000	24,074,000	(2,449,000)
Operating Expenses
Research and development	4,875,000	7,510,000	14,395,000	21,331,000
Sales and marketing	2,050,000	7,228,000	15,513,000	26,295,000
Sales and marketing—related parties	2,283,000	11,239,000	28,639,000	50,873,000
General and administrative	3,752,000	5,326,000	11,100,000	14,287,000

Total operating expenses	12,960,000	31,303,000	69,647,000	112,786,000

Loss from operations	(8,849,000)	(31,179,000)	(45,573,000)	(115,235,000)

Interest income	89,000	65,000	4,334,000	2,062,000
Interest expense and other (includes $319,000, and $1,089,000 interest expense—related parties for the three months and nine months ended October 31, 2002)	(2,609,000)	(1,724,000)	(6,566,000)	(2,378,000)

Loss before taxes	(11,369,000)	(32,838,000)	(47,805,000)	(115,551,000)
Provision for income taxes	(150,000)	(1,000,000)	(261,000)	(1,000,000)

Net loss	(11,519,000)	(33,838,000)	(48,066,000)	(116,551,000)
Less: Series A redeemable convertible preferred stock dividend	—	658,000	220,000	2,590,000
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	1,445,000

Net loss attributable to common stockholders	$(11,519,000)	$(34,496,000)	$(49,731,000)	$(119,141,000)

Net loss per common share—basic and diluted	$(0.23)	$(0.81)	$(1.02)	$(2.82)

Weighted average common shares outstanding—basic and diluted	51,041,144	42,667,600	48,793,110	42,183,188

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$449,829,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(462,971,000)	$(29,944,000)
Issuance of common stock and warrants for cash	—	—	6,963,788	7,000	24,993,000	—	—	—	—	25,000,000
Issuance costs related to issuance of common stock and warrants	—	—	—	—	(650,000)	—	—	—	—	(650,000)
Issuance of common stock for payment of accrued liabilities	—	—	1,012,915	1,000	3,999,000	—	—	—	—	4,000,000
Issuance costs related to issuance of common stock	—	—	—	—	(200,000)	—	—	—	—	(200,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445,000)	(1,445,000)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220,000)	(220,000)
Additional amount of beneficial conversion of convertible notes payable due to reset to $4.21	—	—	—	—	13,416,000	—	—	—	—	13,416,000
Additional amount of beneficial conversion of convertible notes payable due to reset to $3.99	—	—	—	—	3,251,000	—	—	—	—	3,251,000
Amortization of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615,000	—	—	11,615,000
Conversion of Series A convertible preferred stock to common stock	(1,111,861)	(1,000)	1,111,861	1,000	—	—	—	—	—	—
Issuance of common stock related to exercise of common stock options	—	—	173,530	—	168,000	—	—	—	—	168,000
Issuance of common stock related to employee stock purchase plan	—	—	387,493	1,000	1,274,000	—	—	—	—	1,275,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	1,189,000	—	—	1,189,000
Reversal of deferred compensation	—	—	—	—	(596,000)	596,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	203,000	—	—	—	203,000
Amortization of note receivable	—	—	—	—	—	—	—	706,000	—	706,000
Net loss	—	—	—	—	—	—	—	—	(48,066,000)	(48,066,000)

BALANCE, OCTOBER 31, 2002	—	$—	57,060,942	$57,000	$495,484,000	$(300,000)	$(1,379,000)	$(862,000)	$(512,702,000)	$(19,702,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,066,000)	$(116,551,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,161,000	5,071,000
Amortization of prepaid marketing related to value of warrants	11,615,000	4,974,000
Amortization of prepaid and other—related parties	1,189,000	—
Amortization of note receivable—related parties	706,000	706,000
Issuance of common stock warrants for services	—	242,000
Amortization of warrants issued for services	—	5,383,000
Stock-based compensation expense	203,000	974,000
Amortization of advertising expense—related parties	5,000,000	21,727,000
Amortization of discount related to warrants issued to noteholders	1,228,000	—
Amortization of discount related to beneficial conversion	2,155,000	—
Amortization of prepaid debt issuance costs	455,000	—
Amortization of debt issuance costs-warrants	71,000	—
Changes in assets and liabilities:
Accounts receivable	(9,268,000)	1,238,000
Accounts receivable—related parties	4,033,000	(2,122,000)
Inventories	(5,068,000)	—
Prepaid expenses and other	(739,000)	2,823,000
Prepaid expenses and other—related parties	114,000	(8,427,000)
Prepaid expenses and other, long-term	40,000	—
Prepaid expenses and other—related parties, long-term	(138,000)	—
Accounts payable	12,904,000	(13,691,000)
Accrued liabilities	3,044,000	(276,000)
Accrued liabilities—related parties	(23,239,000)	(19,022,000)
Deferred revenue	7,096,000	3,937,000
Deferred revenue—related parties	(7,867,000)	—
Long-term deferred revenue	4,282,000	17,379,000
Other long-term liabilities	(528,000)	(294,000)

Net cash used in operating activities	(35,617,000)	(95,929,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(994,000)	(3,239,000)
Purchase of short-term investments, net	—	(1,001,000)

Net cash used in investing activities	(994,000)	(4,240,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from issuance of convertible notes payable with warrants	—	36,750,000
Cash proceeds from issuance of convertible notes payable—related party with warrants	—	6,900,000
Payment of issuance costs for convertible notes payable	—	(3,569,000)
Cash proceeds from issuance of common stock and warrants	25,000,000	—
Payment of issuance costs for common stock and warrants	(650,000)	—
Series A redeemable convertible preferred stock dividend	(220,000)	(2,590,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Nine Months Ended October 31,
	2002	2001
Payment of issuance costs for common stock issued for payment of accrued liabilities	(200,000)	—
Proceeds from issuance of common stock—employee stock Purchase plan	1,275,000	1,206,000
Proceeds from exercise of common stock options	168,000	273,000
Repurchase of common stock	—	(57,000)
Reduction of financing expenses	—	205,000
Payments on obligations under capital lease	(496,000)	(592,000)

Net cash provided by financing activities	24,877,000	38,526,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,734,000)	(61,643,000)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	52,327,000	124,474,000

Balance at end of period	$40,593,000	$62,831,000

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$1,996,000	$1,620,000
Cash paid for interest—related parties	1,363,000	—
Reversal of deferred stock-based compensation	596,000	398,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES
Interest income recognized on restricted cash	3,735,000	—
Deferred interest income earned on restricted cash	—	1,405,000
Prepaid advertising received in exchange for convertible notes payable	—	8,100,000
Discount on issuance of convertible notes payable	—	(9,608,000)
Beneficial conversion related to convertible notes payable	—	983,000
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $4.21	13,416,000	—
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $3.99	3,251,000	—
Issuance of warrants—non-cash financing expenses	—	(552,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—
Redemption of shares of Series A redeemable convertible preferred stock using restricted cash	(48,000,000)	—
Issuance of common stock for payment of accrued liabilities	4,000,000	—

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001 the Company formed a new subsidiary, TiVo International, Inc., also a Delaware corporation. The Company has developed a subscription-based television service (the “TiVo Service”) that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service provides television listings, daily suggestions and special viewing packages. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a digital video recorder (the “DVR”) designed and developed by TiVo. The Company conducts its operations through one reportable segment.

The Company continues to be subject to certain risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. TiVo has incurred significant losses and has had substantial negative cash flow. As of October 31, 2002, TiVo had an accumulated deficit of $512.7 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through the next twelve months.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2002 and January 31, 2002, the results of operations for the three and nine-month periods ended October 31, 2002 and October 31, 2001 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2002 and 2001. Additionally included is the condensed consolidated statement of stockholders’ deficit for the nine-month period ended October 31, 2002. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2002 and 2001, including the notes thereto, included in the Company’s 2002 Annual Report on Form 10-K/A. Operating results for the nine-month period ended October 31, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial information to conform with the current period presentation. For example, the Company had originally reported hardware revenues net of costs of those revenues for the sales of the TiVo Series2 digital video recorders as part of Sales and Marketing expenses for the three months ended April 30, 2002. Beginning in the second quarter, as hardware sales and costs of sales increased in volume and significance, the first quarter hardware revenues of $14.3 million and costs of hardware revenues of $15.0 million were reclassified for comparability with subsequent periods.

Inventories

TiVo introduced its new Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who makes the recorders available nationwide in retail stores, to AT&T Broadband who markets the recorders to its cable customers as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the Series2 TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method (see Note 7. “Sales of Series2 Platform”).

Deferred Rent and Other Long-Term Liabilities

Other long-term liabilities consist primarily of rent of $3.6 million resulting from the recognition of the long-term portion of rent and related expense for the Company’s vacant facilities. The Company’s assumption inherent in the $3.6 million estimate is that given the current real estate market conditions, it would take more than 12 months to sublease the vacant facility in Alviso, California and the Company’s sales office in the United Kingdom. Additionally, the Company estimates that the sublease income from either property would be significantly lower than the current monthly rent payments. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing these buildings, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates. The lease loss is an estimate. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

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

Revenue from monthly and annual subscription fees to the TiVo Service is recognized over the period benefited. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s best estimate of the useful life of the digital video recorder. If the estimated useful life of the recorder was shorter or longer than the four-year period, revenues would be recognized earlier or later, respectively, than the Company’s current policy.

The Company recognizes revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize license revenue. The Company has entered into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

Non-subscription revenues and engineering professional services revenues are generally recognized upon performance of the services. The Company recognizes revenue for its engineering professional services using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. The Company believes it is able to reasonably estimate, track and project the current and remaining progress to completion. To date the Company has engineering professional service agreements with DIRECTV and AOL for which it uses the percentage-of-completion method of revenue recognition.

The Company recognizes hardware revenues from the sales of the Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers.

In connection with the Company’s adoption of EITF 01-09 on February 1, 2002, certain payments to customers are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as rebates, revenue share and other payments to channel.

Deferred revenue consists of unrecognized subscription, engineering professional services and technology licensing fees which have been collected, however the related service has not yet been provided.

Advertising

The Company expenses advertising as the services are provided. Advertising expenses were zero and $5.9 million for the three and nine months ended October 31, 2002, respectively, including expenses related to NBC media insertion orders classified as sales and marketing—related parties expense. Advertising expenses were $2.8 million and $32.6 million for the three and nine months ended October 31, 2001 including expenses related to a portion of the AOL media insertion orders.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense and cash charges for interest expense payable to Comdisco. Included in interest expense—related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable to our strategic partners according to negotiated deferred payment schedules. Included in non-cash interest expense and other are charges for amortization of beneficial conversion, amortization of financing expenses related to the convertible notes, amortization of warrants to bankers related to the convertible notes and amortization of warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Cash interest expense	$514,000	$473,000	$1,552,000	$516,000
Cash interest expense—related parties	319,000	553,000	1,089,000	1,112,000

Total cash interest expense	833,000	1,026,000	2,641,000	1,628,000
Total non-cash interest expense and other	1,776,000	698,000	3,925,000	750,000

Total interest expense and other	$2,609,000	$1,724,000	$6,566,000	$2,378,000

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value of Series A redeemable convertible preferred stock from the net loss. Shares used in the computation of net loss per share amounts exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 4. “AOL Relationship”), common shares issuable upon conversion of Convertible Notes Payable, and any unvested, repurchasable common stock issued under the Company’s employee stock option plans.

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common stock equivalents outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	October 31,	October 31,
	2002	2001
Series A redeemable convertible preferred stock	—	1,600,000
Series A convertible preferred stock	—	1,111,861
Repurchasable common stock	527,550	735,415
Number of common shares issuable for convertible notes payable	11,090,226	7,687,164
Options to purchase common stock	11,822,356	10,621,221
Warrants to purchase common stock	5,780,209	16,104,802

Total	29,220,341	37,860,463

3.    COMMON STOCK

On October 8, 2002, the Company entered into an agreement to issue common stock and warrants to institutional investors for cash of $25.0 million. The Company issued 6.96 million shares of common stock at $3.59 per share, a price based on a 3.0% premium to the trailing 10-day average closing price of the Company’s common stock. In addition, the Company issued warrants to purchase 1.3 million shares of common stock at an exercise price of $5.00 per share. These warrants are exercisable immediately and expire on October 7, 2005. The Company also issued warrants to purchase 1.3 million shares of common stock at an exercise price of $5.00 per share. These warrants are exercisable immediately and expire on October 7, 2006. The investors were New Enterprise Associates and Crosslink Capital.

4.    AOL RELATIONSHIP

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated

June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $2.9 million is included in deferred revenue as of October 31, 2002. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company is recognizing the revenue using the percentage-of-completion methodology (see Note 2. “Revenue Recognition and Deferred Revenue). During the three and nine months ended October 31, 2002, the Company recognized $494,000 and $1.1 million in revenues—related parties for engineering professional services. Subsequent to the execution of the Development and Distribution Agreement, AOL and TiVo signed amendment that would defer development of certain elements of the AOL service on the TiVo platform.

AOL converted its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002.

5.    DEVELOPMENT AGREEMENT WITH DIRECTV, INC.

During the three and nine months ended October 31, 2002, the Company recognized $948,000 and $4.6 million in revenues—related parties for engineering professional services under the Company’s development agreement with DIRECTV (see Note 2. “Revenue Recognition and Deferred Revenue”).

6.    CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million of convertible notes payable and received cash proceeds net of issuance costs of approximately $40.1 million from accredited investors. TiVo received gross cash proceeds of approximately $36.8 million from non-related party noteholders and $6.9 million from existing stockholders for a total of $43.7 million. In addition, the Company received non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. (“Discovery”) and the National Broadcasting Company, Inc. (“NBC”), who are existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was designated for advertising and promotional services. As part of the transaction, the Company also paid $5.0 million in October 2001 to NBC for prepaid advertising.

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

The conversion price on the Company’s outstanding convertible notes payable was adjusted on August 23, 2002 to $4.21 per share in accordance with the terms of the indenture. The adjustment to the conversion price resulted in an increase to the value of the beneficial conversion on the notes of $13.4 million and the Company recorded additional debt discount of this amount, which will be amortized as interest expense over the remaining term of the notes or upon conversion, if earlier.

On October 8, 2002, the Company entered into an agreement to issue common stock and warrants to institutional investors for cash of $25.0 million. In accordance with the terms of the indenture, the issuance of these securities resulted in a reset to the conversion price on its outstanding convertible notes. The conversion price was adjusted to $3.99 per share in accordance with the terms of the indenture on October 8, 2002. This adjustment to the conversion price resulted in an increase to the value of the beneficial conversion on the notes of $3.2 million and the Company recorded additional debt discount of this amount, which will be amortized as interest expense over the remaining term of the notes or upon conversion, if earlier.

In November 2001, two noteholders converted their notes payable, with a face value of $7.5 million to 1,376,146 shares of the Company’s common stock.

There were no conversions of the convertible notes payable into TiVo common stock during the nine-month period ended October 31, 2002.

The private placement consisted of the following securities:

•
$51,750,000 of 7% Convertible Senior Notes due 2006. The notes are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at a conversion price of $3.99 per share. The total value of the beneficial conversion of $27.8 million as of October 31, 2002 has been recorded as a discount on the convertible notes payable. This discount is being amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five year life of the convertible notes payable or upon conversion, if earlier.

•
Warrants to purchase TiVo common stock. Warrants were issued to noteholders and bankers to purchase a total of 2,536,766 shares and 145,834 of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. These five-year warrants remain outstanding as of October 31, 2002.

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

The convertible notes carry a coupon interest rate of 7%. The effective interest rate of the convertible notes, including coupon interest and amortization of discount, amortization of the beneficial conversion amount and amortization of prepaid debt issuance costs is approximately 58%. The discount, the beneficial conversion amount and prepaid issuance costs are amortized using the straight-line method over the term of the notes or upon conversion, if earlier, which approximates the effective interest rate method.

        As of October 31, 2002 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable— related parties	Total
Face value of convertible notes payable	$29,250,000	$15,000,000	$44,250,000
Unamortized discount resulting from warrants issued to noteholders	(4,248,000)	(2,036,000)	(6,284,000)
Unamortized discount resulting from beneficial conversion feature	(15,524,000)	(7,985,000)	(23,509,000)

Carrying value of convertible notes payable	$9,478,000	$4,979,000	$14,457,000

•
Interest expense includes coupon interest of $1.5 million; amortization of the discount on convertible notes payable of $741,000; and amortization of the value of the beneficial conversion feature of $1.4 million for the nine months ended October 31, 2002. The net carrying value of the convertible notes payable was $9.5 million as of October 31, 2002.

•
Interest expense—related parties includes coupon interest of $787,000; amortization of the discount on convertible notes payable—related parties of $487,000; and amortization of the value of the beneficial conversion feature of $733,000 for the nine months ended October 31, 2002. The net carrying value of the convertible notes payable—related parties was $5.0 million as of October 31, 2002.

•	Amortization of debt issuance costs was $455,000 for the nine months ended October 31, 2002.

•	Amortization of non-cash debt issuance costs was $71,000 for the nine months ended October 31, 2002.

•
Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable—related parties was $1.2 million for the nine months ended October 31, 2002.

•
Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable—related parties was $2.1 million for the nine months ended October 31, 2002.

On February 15, 2002, the Company paid approximately $1.5 million of coupon interest to holders of its 7% Convertible Senior Notes that are due August 15, 2006. The Company paid $499,000 to related party noteholders and $972,000 to non-related party noteholders. On August 15, 2002, the Company paid approximately $1.5 million of coupon interest to noteholders. The Company paid $525,000 to related party noteholders and $1.0 million to non-related party noteholders. The coupon interest is paid semi-annually with the next payment scheduled for February 15, 2003.

7.    SALES OF SERIES2 PLATFORM

TiVo introduced its new Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to retailers and distributors, including Best Buy and AT&T Broadband, and directly to consumers through TiVo’s online direct sales. TiVo is currently involved in the manufacturing and fulfillment process for TiVo branded Series2 DVRs, including: hiring contract manufacturers to build the Series2 TiVo-enabled DVRs, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo maintains a finished goods inventory of the Series2 TiVo-enabled DVRs.

TiVo is engaged in these operations in order to accelerate the introduction of the Series2 platform and facilitate the acquisition of TiVo Service customers and revenues. The Company had originally reported its hardware revenues net of costs of those revenues for the sales of the Series2 TiVo-enabled DVRs as part of Sales and Marketing expenses for the three months ended April 30, 2002. Beginning in the second quarter, as hardware sales and costs of sales increased in volume and significance, the first quarter hardware revenues of $14.3 million and costs of hardware revenues of $15.0 million were reclassified for comparability with subsequent periods.

The Company recognizes hardware revenues from the sales of its Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers. Cost of hardware revenues include all product costs as well as direct costs related to these operations, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses.

8.    EQUITY INCENTIVE PLANS

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15 percent of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. The Employee Stock Purchase Plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the Employee Stock Purchase Plan, the board may specify offering periods up to 27 months. Currently, offering periods under the Employee Stock Purchase Plan are six months and commence on each May 1 and November 1 during the term of the Employee Stock Purchase Plan and shares are purchased on the last day of each offering. The number of shares reserved for issuance under the Employee Stock Purchase Plan as of October 31, 2002 was 1.5 million subject to future annual increases equal to the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors.

During the fiscal year ended January 31, 2002, the board of directors approved an annual increase of 200,000 shares to the Employee Stock Purchase Plan reserve which was effective December 31, 2001. On August 15, 2002, the board of directors approved an annual increase of 500,000 shares to the Employee Stock Purchase Plan reserve which increase was effective October 31, 2002. Additionally the board amended the 1999 Employee Stock Purchase Plan to change the effective date for annual increases to the shares issuable under the plan from December 31 to October 31.

9.    COMMITMENTS AND CONTINGENCIES

Facilities Leases

Our corporate headquarters consists of two building, which are used for our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in 2007. One of the buildings is vacant. The Company had subleased a portion of the idle space through August 2002 and is actively searching for tenants.

Additionally, the Company leases office space in Berkshire, United Kingdom under a lease that does not expire until March 2006. TiVo is actively searching for tenants to sublease the office.

The Company has an estimated lease loss accrual of $4.7 million as of October 31, 2002. To determine the lease loss, which is the loss after the Company’s cost recovery efforts from subleasing these buildings, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates. The lease loss is an estimate. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

The following table depicts the lease termination costs at October 31, 2002:

	Accrual balance at January 31, 2002	Total cash payments, charges and credits for the nine months ended October 31, 2002	Accrual balance at October 31, 2002
Alviso, CA facility lease expenses	$5,081,000	$(750,000)	$4,331,000
United Kingdom facility lease expenses	—	396,000	396,000

Total	$5,081,000	$(354,000)	$4,727,000

10.	LEGAL PROCEEDINGS

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that TiVo infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. StarSight seeks unspecified monetary damages and an injunction against the Company’s operations. The suit also seeks attorneys’ fees and costs. TiVo believes that it has meritorious defenses against the suit and intends to vigorously defend itself. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of the 121 Patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. TiVo is not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intends to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. The Company could be forced to incur material expenses during this litigation, and in the event it was to lose this suit, its business would be harmed.

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

The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. On October 8, 2002, TiVo’s executive officers were dismissed as defendants in the complaint. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

On December 12, 2001, SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc. filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides”. SONICblue alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue seeks unspecified monetary damages as well as an injunction against our operations. The Company filed its answer on January 23, 2002. On November 8, 2002, TiVo and SONICblue announced a settlement in which SONICblue agreed to dismiss without prejudice this complaint against TiVo.

On January 23, 2002, TiVo filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that the Company is the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. TiVo has requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award it compensatory damages, treble damages and attorneys’ fees and costs. On November 8, 2002, TiVo and SONICblue announced a settlement in which TiVo agreed to dismiss without prejudice this complaint against SONICblue.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo Service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, it could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, the Company’s business could be harmed.

On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against TiVo with the California Department of Fair Employment and Housing. Mr. Townsley claims that he has suffered discrimination based on his disability.

11.	SUBSEQUENT EVENTS

On December 13, 2002, the Company sent a notice to all holders of the $43,151,000 outstanding principal amount of its 7% Convertible Senior Notes due 2006 that for the period beginning on December 30, 2002 and ending on January 28, 2003, it would reduce the conversion price of the notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes. This temporary conversion price reduction may result in up to approximately 848,000 additional shares of common stock being issued upon the conversion of notes.

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

We reached several important milestones in the third quarter ended October 31, 2002:

•	We completed the issuance of common stock and warrants in exchange for cash of $25.0 million to institutional investors;

•
Our revenues, excluding hardware revenues, rebates, revenue share and other payments to channel increased over third quarter fiscal year 2002, from $5.3 to $12.7 million largely due to recognition of subscription service revenue;

•	Our subscriber base increased 82% over the third quarter of fiscal year 2002, from 280,000 to 510,000 subscribers due to increased consumer demand; and

•	We recognized $2.5 million of engineering professional services revenue.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 1. Note 2 in the notes to our condensed consolidated financial statements.

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

We recognize hardware revenues from the sales of the Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers.

Lifetime Subscriptions

Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the digital video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

Engineering Professional Services

We recognize revenue for our engineering professional services using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of cost incurred to total estimated costs, an input method. We believe we are able to reasonably estimate, track and project the remaining progress toward completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL for which we use the percentage-of completion method for revenue recognition.

Complex Agreements

We have a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. For example, our relationship with DIRECTV has historically included subscription revenue share expense, engineering professional services revenue, common stock and warrants issued for services and various platform subsidies. Many of our arrangements require us to make estimations for the valuation of non-cash expenses, such as warrants issued for services, which must be assigned a value using financial models that require us to estimate certain parameters. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

We recognize revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence of fair value is required for all undelivered elements in order to recognize license revenue. We have entered into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish vendor specific objective evidence for undelivered elements and on how these deals are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort. During the three and nine months ended October 31, 2002, we recognized approximately $828,000 and $12.5 million, respectively, of technology licensing and engineering profession services revenues from Sony.

Stock Based Compensation

We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB opinion 25, which requires that only the intrinsic value of stock option grants be recognized as an expense on our statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in our consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards. Had we used SFAS No. 123 to value our employee stock option awards, our net loss and net loss per share would have been greater for all periods presented.

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

Results of Operations

Revenues. Revenues for the three and nine months ended October 31, 2002 were $12.7 million and $46.5 million, approximately 139% and 268% higher than the prior year comparable period revenue of $5.3 million and $12.6 million, respectively. The increases are largely attributable to the recognition of approximately $18.5 million of technology licensing and engineering professional services revenue during the nine months ended October 31, 2002. During the three months ended October 31, 2002, we activated approximately 46,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 510,000, approximately 82% greater than the installed base as of October 31, 2001. We anticipate fiscal year 2003 will have continued revenue growth as our subscriber base grows and we recognize additional revenue from technology licenses and engineering professional services.

Hardware Revenues. Hardware revenues for the three and nine months ended October 31, 2002 were $16.2 million and $31.1 million, respectively. For comparability purposes, beginning in the quarter ended July 31, 2002 we are showing the revenue and cost of hardware revenues of Series2 platforms separately on the face of our financial statements. We introduced our new Series2 TiVo-enabled digital video recorders, or DVRs in January 2002. We sell these units to retailers and distributors, including Best Buy and AT&T Broadband, and directly to consumers through our online sales efforts. We are currently involved in the manufacturing and fulfillment process for TiVo branded Series2 DVRs, including: hiring contract manufacturers to build the Series2 TiVo-enabled DVRs, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, we expect to maintain a finished goods inventory of the Series2 TiVo-enabled DVRs.

Rebates, revenue share and other payments to channel. Rebates, revenue share and other payments to channel for the three and nine months ended October 31, 2002 were $(4.0) million and $(4.6) million, respectively. In connection with TiVo’s adoption of EITF 01-09 on February 1, 2002, we have shown certain payments to customers as a reduction to revenue rather than as a sales and marketing expense.

Costs of revenues. Costs of revenues consist primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers and engineering professional services to our customers. Total salaries and benefits for the three and nine months ended October 31, 2002 decreased 56.1% and 54.8% compared to the same time during the prior year due to reductions in staffing. Additionally, telecommunications and network expense decreased by 50.4% and 27.6% for the three and nine month periods ended October 31, 2002. This decrease was a result of continued reduction of the service cost per subscriber including using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. Cost of engineering professional services revenues was $1.4 million and $5.9 million for the three and nine-month periods ended October 31, 2002, respectively.

Cost of hardware revenues. Cost of hardware revenues include all product costs as well as direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses. We expect these costs per unit to reduce over time as the cost of manufacturing the product decreases.

Research and development expenses. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees related to the design of the digital video recorder that enables the TiVo

Service. Research and development expenses for the three and nine months ended October 31, 2002 were $4.9 million and $14.4 million, 35.0% and 32.5% lower than the year ago periods, respectively. Research and development expenses that are related to engineering professional services are classified as costs of revenues. For the nine months ended October 31, 2002, excluding the engineering expenses reclassified to costs of revenues, engineering expenses remained flat compared to the prior year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and nine months ended October 31, 2002, were $2.1 million and $15.5 million, 71.6% and 41.0% lower, respectively, than sales and marketing expenses in the corresponding fiscal year 2002 periods. Spending during the nine months ended October 31, 2002, was reduced approximately 72.7% as compared to the corresponding period a year ago, for advertising, public relations and trade shows. This is due to the initiatives we have put in place with our partners to maximize our joint marketing effectiveness with much lower levels of cash investment by us.

Sales and marketing—related parties expense. Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, Sony and Quantum, and Creative Artists Agency, LLC, all of which held stock in us. Sales and marketing—related parties expense for the three and nine months ended October 31, 2002 were $2.3 million and $28.6 million, 79.7% and 43.7% lower, respectively, than sales and marketing—related parties expense in the corresponding fiscal year 2002 periods. Approximately 40.6% of the total sales and marketing—related parties expense for the nine-month period ended October 31, 2002, $11.6 million, was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense related to the June 2000 Investment Agreement with AOL which was terminated by Funds Release Agreement in April 2002 (see Note 4 to the consolidated financial statements “AOL Relationship”).

Sales and marketing—related parties expense for the three and nine months ended October 31, 2002, consists of cash charges of $1.6 million and $15.1 million, respectively, and non-cash charges of $611,000 and $13.5 million, respectively. Sales and marketing—related parties expense for the same period in the prior year consisted of cash charges of $8.1 million and $39.6 million, respectively, and non-cash charges of $3.2 million and $11.3 million, respectively. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL, Creative Artists Agency, LLC and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Quantum and DIRECTV. Additionally included are media insertion orders paid to NBC and AOL. We have also agreed to share a portion of our revenues with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the digital video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain partners in the amount of $1.3 million reflected in accrued liabilities—related parties as of October 31, 2002. In general, interest started accruing from March 31, 2001 and beginning in October 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis. Additionally, we expect to continue to work with our partners to manage manufacturing costs.

General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and nine months ended October 31, 2002, were $3.8 million and $11.1 million, 29.5% and 22.3% lower than general and administrative expenses in the corresponding fiscal year 2002 periods. A 37.3% reduction in consulting expenses for the nine months ended October 31, 2002 largely contributed to the reduction in expenses.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments was $89,000 and $4.3 million for the three and nine months ended October 31, 2002, respectively, 36.9% and 110.2% higher than interest income in the corresponding periods in fiscal year 2002. The nine-month increase is a largely a result of the release from the escrow account to us of $3.9 million in interest earned on the restricted cash from the agreement with AOL.

Interest expense and other. Interest expense and other was $2.6 million and $6.6 million for the three and nine months ended October 31, 2002, respectively. The three months ended October 31, 2002 includes the coupon interest expense of $512,000 related to the convertible notes and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $2,000. Additionally $1.8 million is attributable to the amortization of debt discount and issuance costs related to the convertible notes. For the three months ended October 31, 2001, interest expense and other was $1.7 million. Interest expense—related parties was $320,000 for the three-month period ended October 31, 2002. This includes $263,000 related to the convertible notes and $57,000 for interest expense payable to our strategic partners according to negotiated deferred payment schedules.

Series A redeemable convertible preferred stock dividend. Under the terms of the Series A redeemable convertible preferred stock, we were previously required to pay dividends to the Series A redeemable convertible preferred stockholders. The dividends payable for the three and nine months ended October 31, 2002 were zero and $220,000, respectively. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002.

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

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended October 31, 2002 and the one-month transition period ended January 31, 2001, due to the change in year end. In management’s opinion, this unaudited information has been prepared on the same basis as our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended	One Month Ended	Three Months Ended
	Dec 31, 2000	Jan 31, 2001	Apr 30, 2001	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002
	(unaudited, in thousands except per share data)
Revenues

Revenues	$1,426	$989	$3,196	$4,106	$5,342	$6,753	$9,860	$23,854	$12,741
Hardware revenues	—	—	—	—	—	—	3,780	11,109	16,220
Rebates, revenue share and other payments to channel	—	—	—	—	—	—	(600)	—	(3,968)

Total revenues	1,426	989	3,196	4,106	5,342	6,753	13,040	34,963	24,993
Costs of Revenues
Cost of revenues	5,227	1,719	5,467	4,408	5,218	4,822	5,453	7,576	5,294
Cost of hardware revenues	—	—	—	—	—	—	3,665	11,346	15,588

Total costs of revenues	5,227	1,719	5,467	4,408	5,218	4,822	9,118	18,922	20,882

Gross margin (loss)	(3,801)	(730)	(2,271)	(302)	124	1,931	3,922	16,041	4,111
Operating Expenses
Research and development	5,699	2,544	6,923	6,898	7,510	5,874	5,002	4,518	4,875
Sales and marketing	51,467	7,944	13,168	5,899	7,228	2,770	7,855	5,608	2,050
Sales and marketing—related parties	24,755	6,632	23,488	16,146	11,239	24,959	22,922	3,434	2,283
General and administrative	4,704	1,395	4,582	4,379	5,326	4,587	3,759	3,589	3,752

Loss from operations	(90,426)	(19,245)	(50,432)	(33,624)	(31,179)	(36,259)	(35,616)	(1,108)	(8,849)
Interest income	2,572	672	1,390	607	65	101	4,099	146	89
Interest expense and other	(88)	(17)	(50)	(45)	(1,171)	(4,465)	(1,580)	(1,607)	(2,289)
Interest expense—related parties	—	—	—	(559)	(553)	(531)	(412)	(358)	(320)

Loss before taxes	(87,942)	(18,590)	(49,092)	(33,621)	(32,838)	(41,154)	(33,509)	(2,927)	(11,369)

Provision for income taxes	—	—	—	—	(1,000)	—	—	(111)	(150)

Net loss	(87,942)	(18,590)	(49,092)	(33,621)	(33,838)	(41,154)	(33,509)	(3,038)	(11,519)
Less: Series A redeemable convertible preferred stock dividend	(1,274)	(423)	(1,092)	(840)	(658)	(428)	(220)	—	—
Less: Accretion to redemption value of convertible preferred stock	—	—	—	—	—	—	(1,445)	—	—

Net loss attributable to common stockholders	$(89,216)	$(19,013)	$(50,184)	$(34,461)	$(34,496)	$(41,582)	$(35,174)	$(3,038)	$(11,519)

Net loss per share

Basic and diluted	$(2.19)	$(0.47)	$(1.20)	$(0.82)	$(0.81)	$(0.92)	$(0.74)	$(0.06)	$(0.23)

Weighted average shares	40,682	40,850	41,787	42,095	42,668	45,276	47,344	47,994	51,041

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

Liquidity and Capital Resources

From inception through October 31, 2002, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities, the proceeds from our initial public offering and the August 2001 private placement of convertible debt with warrants. At October 31, 2002, we had $40.6 million of cash and cash equivalents. We believe these funds and funds generated from operations represent sufficient resources to fund operations, capital expenditures and working capital needs through the next twelve months.

Our cash resources are subject in part to the amount and timing of fees received from licensing our technology.

On April 30, 2002, we entered into a Development and Distribution Agreement with AOL. AOL made an up-front payment of $4.0 million under this agreement.

During February 2002, we entered into a second common stock purchase agreement which, under certain circumstances, may allow us to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of our common stock during the fourteen-month period ending April 13, 2003 at a discount of between 3.0% to 5.4%. We view this purchase agreement as an auxiliary financing tool with the potential to provide us with an efficient and flexible mechanism to raise cash to fund our working capital needs. The shares of common stock which we may sell pursuant to the purchase agreement are registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-3 (File No. 333-53152).

In order to meet long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See “Risk Factors—If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.”

Net cash used in operating activities was $35.6 million for the nine months ended October 31, 2002. During this same period, we continued to provide the TiVo Service, incurring a net loss of $48.1 million. Uses of cash from operating activities included a decrease in accrued liabilities—related parties of $23.2 million, an increase in accounts receivable of $9.3 million, a decrease in deferred revenue—related parties of $7.9 million, an increase in prepaid expenses of $739,000 and a decrease in other long-term liabilities of $528,000. Sources of cash provided by operating activities consisting of an increase in accounts payable of $12.9 million, an increase in deferred revenue of $7.1 million, an increase in long-term deferred revenue of $4.3 million, a decrease in accounts receivable—related parties of $4.0 million, an increase in accrued liabilities of $3.0 million and a decrease in prepaid expenses-related parties of $114,000.

Net cash used in investing activities for the nine months ended October 31, 2002 was $994,000 for the acquisition of property and equipment.

Net cash provided by financing activities was $24.9 million for the nine months ended October 31, 2002. Of this amount, $200,000 was used for the payment of issuance costs for common stock issued for payment of accrued liabilities. Other uses of cash included $220,000 for the payment of the Series A redeemable convertible preferred stock dividend and $496,000 was used for payments on a capital lease. We obtained $25.0 million in cash, less cash financing expense of $650,000, from the issuance of common stock and warrants. Additionally, $1.3 million was obtained from the issuance of common stock through our employee stock purchase plan and $168,000 was obtained from the issuance of common stock for stock options exercised.

We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in order to promote the TiVo Service and encourage the manufacture and distribution of the DVRs that enable the TiVo Service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations. Expenses paid in exchange for marketing services to our strategic partners who are also stockholders are recognized as “sales and marketing—related parties expenses.” Expenses paid in exchange for marketing services to our partners who are not our stockholders are recognized as “sales and marketing expenses.”

Although we intend to reduce subsidy payments in the future, in certain agreements we have agreed to pay our manufacturing partners a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturing partners are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo Service.

Although payments under the facilities operating lease are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between TiVo and British Sky Broadcasting Limited, or BSkyB, on April 29, 2002, we agreed, at our discretion, on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of our common stock, in certificated form and unregistered, equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in US dollars in an amount equal to $2.5 million. On July 1, 2002 we issued 633,072 shares of our common stock to BSkyB in settlement of this obligation.

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between TiVo and Thomson on July 1, 2002, we agreed at our discretion to issue and deliver to Thomson restricted shares of our common stock, in certificated form and unregistered, equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expenses due to Thomson for the first calendar quarter of 2002. On July 2, 2002 we issued 379,843 shares of our common stock to Thomson in settlement of this obligation.

The indenture governing our convertible senior notes specified a reduction of the conversion price of outstanding convertible notes on August 23, 2002 if the conversion price was greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a floor of $4.21 per share. On August 23, 2002, pursuant to the terms of the indenture, the conversion price of the notes was accordingly adjusted to $4.21 per share.

On October 8, 2002, we entered into an agreement for the issuance of common stock and warrants for cash of $25.0 million to institutional investors. Since we issued these securities, at a price below the “effective” conversion price then in effect for our outstanding convertible notes payable, the conversion price on our outstanding convertible notes was adjusted to $3.99 per share in accordance with the terms of the indenture on October 8, 2002. The adjustment to the conversion price resulted in an increase to the value of the beneficial conversion on the notes of $3.2 million and we recorded additional debt discount of this amount, which will be amortized as interest expense over the remaining term of the notes or until the notes are converted.

In addition, the conversion price on our outstanding convertible senior notes will be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price less than what the indenture governing the notes refers to as the “effective” conversion price on the notes (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the “effective” conversion price of the notes.) The “effective” conversion price is derived by multiplying the conversion price in effect at the time of measurement by the percentage of the proceeds from the convertible senior notes and warrants transaction that were attributed to the notes, which was 81%. If we issue warrants in addition to common stock or common stock equivalents, the indenture requires that we calculate the issuance price of the common stock or common stock equivalents by multiplying the per share issuance price of the common stock or common stock equivalents by the percentage of the proceeds from the issuance that we attribute to the common stock or common stock equivalents for income tax purposes. The conversion price of the notes is currently $3.99, with a current “effective” conversion price, as described above, of $3.23. Accordingly, we cannot issue common stock or common stock equivalents at an issuance price, determined as described above, below $3.23 without triggering a conversion price adjustment. If the conversion price on our convertible notes is reduced, holders of the notes will be entitled to receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On December 13, 2002, we sent a notice to all holders of the $43,151,000 outstanding principal amount of our 7% Convertible Senior Notes due 2006 that for the period beginning on December 30, 2002 and ending on January 28, 2003, we would reduce the conversion price of the notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes. This temporary conversion price reduction may result in up to approximately 848,000 additional shares of common stock being issued upon the conversion of notes.

Our future capital requirements will depend on a variety of factors, including market acceptance of the digital video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our customer call center;

•	for advertising to educate consumers;

•	to expand our engineering professional services business;

•	to manufacture the Series2 TiVo-enabled DVRs; and

•	for general corporate purposes.

We have commitments for future lease payments under facilities operating leases of $13.9 million and obligations under capital leases of $42,000 as of October 31, 2002. The obligations under the capital lease relate to equipment leased under a total available lease line of $2.5 million, which expired in February 2000.

As of October 31, 2002, we had contractual obligations to make the following cash payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Capital lease obligations	$42,000	$42,000	$—	$—	$—
Operating leases	13,875,000	3,092,000	9,690,000	1,093,000	—
Long-term convertible notes payable at face value	44,250,000	—	—	44,250,000	—
Coupon interest on long-term convertible notes payable	12,308,000	3,061,000	6,097,000	3,150,000	—

Total contractual cash obligations	$70,475,000	$6,195,000	$15,787,000	$48,493,000	$—

Other commercial commitments as of October 31, 2002, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letter of credit	$476,000	$—	$—	$476,000	$—

Total commercial commitments	$476,000	$—	$—	$476,000	$—

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

We have recognized very limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three and nine months ended October 31, 2002, the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, we recognized revenues of $25.0 million, $73.0 million, $19.4 million, $989,000 and $3.6 million, respectively. As of October 31, 2002, we had an accumulated deficit of $512.7 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997 and we have been providing services to subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. To date, only a limited number of DVRs, have been sold and we have obtained only a limited number of subscribers to the TiVo Service.

As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. It may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. DVRs and personal television services are a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

We face a number of challenges in the sale and marketing of the TiVo Service and products that enable the TiVo Service.

Our success depends upon a continually successful retail marketing of the TiVo Service and related DVRs, which began in the third quarter of calendar year 1999.

Many consumers are not aware of the benefits our products. DVR products and services represent a new, untested consumer electronics category. Retailers, consumers and potential partners may perceive little or no benefit from personal television products and services. We have only been providing the TiVo Service since 1999 and many consumers are not aware of its benefits and therefore, may not value the TiVo Service and products that enable the TiVo Service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscribers. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo Service or purchase the products that enable the TiVo Service.

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo Service. Consumers may perceive the TiVo Service and related DVR as too expensive. In order to continue to grow our subscribers base, we will need to continue to reduce our costs and lower the price of our DVR. The availability of competing services that do not require subscription fees will harm our ability to effectively attract and retain subscribers. In addition, DVRs that enable the TiVo Service can be used to pause, rewind and fast-forward through live shows without an active subscription to the TiVo Service. If a significant number of purchasers of the TiVo-enabled DVRs use these devices without subscribing to the TiVo Service or cancel their existing subscriptions, our revenue growth will decline and we may not achieve profitability.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo Service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending intense and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers and video game consoles. The TiVo Service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view and video on demand.

Many of these products or services have established markets, broad user bases and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners. Faced with this competition, we may be unable to effectively differentiate the DVR or the TiVo Service from other consumer electronics devices or entertainment services.

It is expensive to establish a strong brand. We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic partnerships. The importance of brand recognition will increase as current and potential competitors enter the personal television market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscribers or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscribers and effectively compete in the personal television market.

We rely on our partners to market and distribute our products and services. In addition to our own efforts, our manufacturing partners distribute DVRs that enable the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support DVRs and the TiVo Service. We expect to continue to rely on our manufacturing partners and other strategic partners to promote and support DVRs and other devices that enable the TiVo Service. The loss of one or more of these partners could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support DVRs and other devices that enable the TiVo Service. We also expect to rely on DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these partners to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo

Service. If we are unable to provide adequate marketing support for DVRs and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

We have agreed to share a substantial portion of the revenue we generate from subscription fees with some of our strategic partners. We may be unable to generate enough revenue to cover these obligations.

We have agreed to share a substantial portion of our subscription and other fees with some of our strategic partners in exchange for manufacturing, distribution and marketing support, and discounts on key components for DVRs. Under these agreements, we may be required to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple partners. These agreements also require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo Service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that our partnerships will help us obtain subscribers, broaden market acceptance of personal television and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We depend on a limited number of third parties to manufacture, distribute and supply critical components and services for the DVRs that enable the TiVo Service. We may be unable to operate our business if these parties do not perform their obligations.

The TiVo Service is enabled through the use of a DVR made available by us and a limited number of third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third parties:

If our manufacturing partnerships are not successful, we may be unable to satisfy demand for our products and services. We have manufactured a certain amount of the DVRs that enable the TiVo Service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics partners to manufacture and distribute DVRs that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our manufacturing partners to reach sufficient production volume of DVRs to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the DVRs that enable the TiVo Service. Delays, product shortages, and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturing partner would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of DVRs in the future, we may be unable to establish additional relationships on acceptable terms.

We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components and services used in the DVRs and the TiVo Service. For example:

•	NEC is the sole supplier of the CPU and application specific integrated circuit semiconductor devices;

•	Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

•	ATMEL is the sole supplier of the secure microcontroller semiconductor device; and

•	Tribune Media Services is the sole supplier of program guide data.

Because we do not require customized components from these suppliers, we do not have binding supply agreements with NEC, Broadcom or ATMEL. Therefore, they are not contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

If our arrangements or our manufacturing partners’ arrangements with NEC, Broadcom, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturing partners were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances or product recalls.

We have contracted for the manufacture of certain Series2 TiVo-enabled DVRs with contract manufacturers. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

We have agreed to subsidize the cost of manufacturing DVRs, which may adversely affect our operating results and ability to achieve profitability.

We have entered into agreements with our consumer electronic manufacturing partners to manufacture DVRs that enable the TiVo Service. Although we intend to reduce subsidy payments in the future, in certain agreements we have agreed to pay our manufacturing partners a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturing partners are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo Service.

The lifetime subscriptions to the TiVo Service that we currently offer commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs.

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the lifetime subscription fee for the TiVo Service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these lifetime subscribers use the DVR for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources.

We must manage product transitions successfully in order to remain competitive.

The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and sales channel development, and management of existing product inventories to reduce the cost associated with returns and slow moving inventory. As new products are introduced, we intend to monitor closely the inventory of products to be replaced, and to phase out their manufacture in a controlled manner. However, we cannot assure you that we will be able to execute product transitions in this manner or that product transitions will be executed without harming our operating results. Failure to develop products with required features and performance levels or any delay in bringing a new product to market could significantly reduce our revenues and harm our competitive position.

If we fail to manage our growth, it could disrupt our business and impair our ability to generate revenues.

The growth in our subscriber base has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

We reduced our headcount and other expenditures in the last fiscal year and as a result, our headcount may be inadequate to support our business. In the current economic environment, reducing expenditures and conserving cash has become one of our priorities. We reduced our headcount in the last fiscal year and we are aggressively pursing cost-saving opportunities. As a result, our current resources may be inadequate to support our business during the holiday shopping season, which is typically the busiest season of our business, or to support the future growth of our business.

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

We will need to provide acceptable customer support, and any inability to do so will harm our brand and ability to generate and retain new subscribers. Our ability to increase sales, retain current and future subscribers and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the DVR and becoming acquainted with the features and functionality of the TiVo Service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo Service and DVR will damage our reputation in the personal television and consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing subscribers and could cause harm to our reputation and brand.

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

Although our initial success will depend on building a significant customer base and generating subscription fees from the TiVo Service, our long-term success will depend on securing additional revenue streams such as:

•	licensing;

•	advertising;

•	audience measurement research;

•	revenues from programmers; and

•	electronic commerce.

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

The personal television market is new and rapidly evolving and we expect competition from a number of sources, including:

Companies offering similar products and services. We are likely to face intense direct competition from companies such as Microsoft, OpenTV, NDS, EchoStar Communications Corp., CacheVision, Keen Personal Media, Inc., Digeo’s Moxi Digital, Metabyte Networks, Gotuit and SONICblue. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service’s functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. For example, Microsoft launched UltimateTV in spring 2001 which combined DIRECTV satellite programming reception, DVR functionality, WebTV email and web browsing features into one box. Echostar released two versions of DVRs, one with basic DVR functionality and the other with dual-tuner functionality, utilizing Echostar Dish Network satellite reception and DVR software from OpenTV. Echostar has announced plans for future DVR products that incorporate greater disk capacity, enhanced interactive features and high definition TV capability. Scientific-Atlanta is currently rolling out an integrated digital cable DVR set-top box to cable operators including Time Warner Cable. This product combines digital and analog cable reception with dual-tuner DVR functionality, and uses DVR software from Metabyte Networks and Keen Personal Media. Motorola has licensed DVR technology from ReplayTV and Gotuit, and has announced its own plans for integrated cable DVRs. In addition, both Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for Charter Communications, a major cable television operator, using Moxi Media Center software from Digeo. The Moxi software enables digital music, photo and games features, in addition to DVR capabilities.

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

In addition, various consumer electronics companies, including RCA, are producing, or have announced their intention to produce, no-fee, basic functionality DVRs. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

Companies licensing DVR and personal television technologies. We expect to continue to generate a substantial portion of our revenues from licensing fees. Our licensing strategy focuses on producing and enhancing DVR standards in order to promote mass deployment of consumer electronics platforms capable of running the TiVo Service, generating not only licensing fees, but also subscription revenues. Therefore, our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our partners and, in turn, upon our partners’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, Metabyte Networks, Keen Personal Media, SONICblue, Digeo and Gotuit who have created competing personal digital video recording technologies. Such companies may offer more economically attractive licensing agreements to manufacturers of personal DVRs. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo Service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the TiVo Service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location and are exploring the benefits of establishing a backup facility. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand.

We have detected and may continue to detect errors and product defects. These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software or fixing defects in our products requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo Service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the DVRs and the TiVo Service. In addition, defective products could cause a risk of injury that may subject us to litigation or cause us to have to undertake a product recall. For example, we have become aware of occasions where a part has come loose from the remote control device that comes with the DVRs that enable the TiVo Service, including occurrences where a young child has gagged on or ingested a part of the remote control device. While we are unaware of any injuries resulting from the use of our products, if we are required to repair or replace any of our products, we could incur significant costs, which would have a negative impact on our financial condition and results of operations.

Intellectual property claims against us can be costly and could result in the loss of significant rights.

From time to time, we receive letters form third parties alleging that we are infringing their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these letters. In addition, if any of these third parties or others were to bring suit against us, our business could be harmed because intellectual property litigation may:

•	be time-consuming and expensive;

•	divert management’s attention and resources away from our business;

•	cause delays in product delivery and new service introduction;

•	cause the cancellation of new products or services; or

•	require us to pay significant royalties or licensing fees.

The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturing partners to cease manufacturing DVRs that enable the TiVo Service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

Under our agreements with many of our manufacturing and licensing partners, we are obligated to indemnify them in the event that our technology infringes upon the intellectual property rights of third parties. Due to these indemnity obligations, we could be forced to incur material expenses if our manufacturing and licensing partners are sued and if they were to lose the lawsuit, our business could be harmed. In addition, because the products sold by our manufacturing and licensing partners often involve the use of other persons’ technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the product in question, even if the claim does not pertain to our technology.

Pending intellectual property litigations. On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California

alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process,” held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. StarSight seeks unspecified monetary damages and an injunction against our operations. The suit also seeks attorneys’ fees and costs. We intend to vigorously defend ourselves. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission, or ITC, Administrative Law Judge found, among other things, that there had been no infringement of this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. We are not a party to the ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intends to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. We could be forced to incur material expenses during this litigation, and in the event we were to lose this suit, our business would be harmed. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this litigation.

On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this litigation.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of DVRs, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. Due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

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

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers, including the TiVo defendants, was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our executive officers were dismissed as defendants in the complaint. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

If there is an adverse outcome in the discrimination litigation that has been filed against us, our business may be harmed.

On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against us with the California Department of Fair Employment and Housing. Mr. Townsley claims that he has suffered discrimination based on his disability. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

Personal television and the delivery of television programming through the TiVo Service and a DVR represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation or the enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the personal television market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

The Federal Communications Commission has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting us, do affect many of the strategic partners on whom we substantially rely for the marketing and distribution of the DVR and the TiVo Service. As such, the indirect effect of these regulations may adversely affect our business. In addition, the FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of the TiVo Service.

We need to safeguard the security and privacy of our subscribers’ confidential data, and any inability to do so may harm our reputation and brand and expose us to legal action.

The DVR collects and stores viewer preferences and other data that many of our subscribers consider confidential. Any compromise or breach of the encryption and other security measures that we use to protect this data could harm our reputation and expose us to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could compromise or breach the systems we use to protect our subscribers’ confidential information. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

Uncertainty in the marketplace regarding the use of data from subscribers could reduce demand for the TiVo Service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo Service and DVR. Currently, we gather anonymous information about our subscribers’ viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for personal television and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

In the future, our revenues and operating results may fluctuate significantly, which may adversely affect the market price of our common stock.

We expect our revenues and operating results to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some periods our operating results may fall below the expectations of market analysts and investors. In this event, the market price of our common stock would likely fall.

Factors that may affect our quarterly operating results include:

•	demand for DVRs and the TiVo Service;

•	the timing and introduction of new services and features on the TiVo Service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic partners;

•	entering into new or terminating existing strategic partnerships;

•	changes in the subsidy payments we make to certain strategic partners;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our licensing agreements;

•	loss of subscribers to the TiVo Service; and

•	general economic conditions.

Because our expenses precede associated revenues, unanticipated shortfalls in revenue could adversely affect our results of operations for any given period and cause the market price of our common stock to fall.

Seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock.

Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products is very difficult, we have experienced that sales of DVRs and new subscriptions to the TiVo Service have been disproportionately high during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

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

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

From time to time, we may engage in discussions with other parties concerning strategic relationships, which may include equity investments by such parties in our company. We currently have such relationships with a number of our strategic partners, including America Online, or AOL, DIRECTV, Sony and Philips. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on the operation of our business in the future.

We may be required to repurchase our outstanding convertible senior notes upon a repurchase event; however, we may not be able to do so.

Holders of our convertible senior notes may require us to repurchase all or any portion of their notes for cash upon a repurchase event, which includes certain changes in control and a failure of our shares of common stock to be listed for trading on the Nasdaq or a U.S. national securities exchange. Although there are currently no restrictions on our ability to pay the repurchase price, future debt agreements may prohibit us from repaying the repurchase price in cash. If we are prohibited from repurchasing the notes, we could seek consent from our lenders to repurchase the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from repurchasing the notes. Even if we are not prohibited from repurchasing the notes, we may not have sufficient funds to do so. If we were unable to repurchase the notes upon a repurchase event, it would result in an event of default under the indenture governing the notes. The occurrence of an event of default under the notes could lead to the acceleration of all amounts outstanding under the notes, and may also trigger cross-default provisions resulting in the acceleration of our other then-existing debt. These events in turn could harm our share price as well as our ability to continue our operations.

If the conversion price on our outstanding convertible senior notes were reduced, it would result in dilution to the existing holders of our common stock.

The conversion price on our convertible senior notes will be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price less than what the indenture governing the notes refers to as the “effective” conversion price on the notes (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the “effective “ conversion price of the notes.) The “effective “ conversion price is derived by multiplying the conversion price in effect at the time of measurement by the percentage of the proceeds from the convertible senior notes and warrants transaction that were attributed to the notes, which was 81%. If we issue warrants in addition to common stock or common stock equivalents, the indenture requires that we calculate the issuance price of the common stock or common stock equivalents by multiplying the per share issuance price of the common stock or common stock equivalents by the percentage of the proceeds from the issuance that we attribute to the common stock or common stock equivalents for income tax purposes. The conversion price of the notes is currently $3.99, with a current “effective “ conversion price, as described above, of $3.23. Accordingly, we cannot issue common stock or common stock equivalents at an issuance price, determined as described above, below $3.23 without triggering a conversion price adjustment. If the conversion price on our convertible notes is reduced, holders of the notes will be entitled to receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

If shares of common stock are purchased in a transaction under our February 2002 common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We have entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which Acqua Wellington may purchase shares of our common stock at a discount between 3.0% and 5.4% to the daily volume-weighted average price of our common stock over the trading period, unless otherwise agreed to by us and Acqua Wellington. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Acqua Wellington. The purchase agreement with Acqua Wellington provides that, at our request, Acqua Wellington will purchase a certain dollar amount of shares, with the exact number of shares to be determined based on the daily volume weighted average price of our common stock over the draw down period for such purchase. As a result, if the per share market price of our common stock declines over the draw-down period, Acqua Wellington will receive a greater number of shares for its purchase price, thereby resulting in further dilution to our stockholders and potential downward pressure on the price of our stock.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

Although we have dismissed Arthur Andersen as our independent public accountants and engaged KPMG LLP, our consolidated financial statements as of and for the one-month transition period ended January 31, 2001, and the fiscal years ended December 31, 2000 and 1999 have only been audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. On October 16, 2002, Arthur Andersen was sentenced to five years probation and fined $500,000 as a result. In light of the jury verdict and the underlying events, Arthur Andersen informed the Securities and Exchange Commission that it will cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. A substantial number of Arthur Andersen’s personnel have already left the firm, including the individuals responsible for auditing our audited financial statements included or incorporated by reference in this Quarterly Report on Form 10-Q, and substantially all remaining personnel are expected to do so in the near future. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

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

Moreover, as a public company, we are required to file with the Securities and Exchange Commission periodic financial statements audited or reviewed by an independent public accountant. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen on an interim basis so long as a reasonable effort is made to have Arthur Andersen reissue its audit reports and to obtain a manually signed audit report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its audit report on our audited financial statements incorporated by reference in this Quarterly Report on Form 10-Q. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

The large number of shares available for future sale could adversely affect the market price for our stock.

We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock.

Several of our significant stockholders own a substantial number of our shares. As of October 31, 2002 AOL owned 6,726,890 shares of our common stock and presently exercisable warrants to purchase an additional 295,428 shares of our common stock. On October 31, 2002 AOL also held unvested warrants to purchase an aggregate of 5,207,806 shares of our common stock, which pursuant to their terms can never be exercisable. As of October 31, 2002, DIRECTV, Inc. owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares. We have granted DIRECTV demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and DIRECTV may sell their shares in registered offerings pursuant to their registration rights, and AOL and DIRECTV may sell their shares in accordance with Rule 144 under the Securities Act.

In addition, in August 2001, we issued $51,750,000 aggregate principal amount of our convertible senior notes due 2006, of which, as of October 31, 2002, there was $44,250,000 in principal amount still outstanding. As of October 31, 2002, these notes were convertible into 11,090,226 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of October 31, 2002. Pursuant to a registration rights agreement with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of October 31, 2002, options to purchase a total of 11,822,356 shares were outstanding under our option and equity incentive plans, and there were 5,896,489 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

Future sales of the shares of the common stock described above, or the registration for sale of such common stock, could adversely affect the market price of our common stock. The sale of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, as well as the shares issuable upon conversion or exercise of our outstanding convertible notes and warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

We may issue common stock to satisfy our current or future cash payment obligations and as a result of such issuances, common stockholders may experience immediate dilution and our stock price may go down.

We have amended our agreements with Thomson and BSkyB in order to enable us to issue common stock to reduce or eliminate some of our cash payment obligations to them. As a result of these amendments, in July 2002, we issued 633,072 shares and 379,843 shares to BSkyB and Thomson, respectively. Under our agreement with Thomson, we can continue to satisfy future cash payment obligations, in part, in shares of common stock. We may negotiate similar amendments to our agreements with other partners in order to reduce our cash payment obligations in the future.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through December 6, 2002, our common stock has closed between $71.50 per share and $2.55 per share, closing at $5.70 on December 6, 2002. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

•	Announcements by us or our competitors of the creation, developments under or termination of significant strategic partnerships, joint ventures, significant contracts or acquisitions;

•	Fluctuations in the market prices generally for technology and media-related stocks;

•	Fluctuations in general economic conditions;

•	Fluctuations in interest rates;

•	Market conditions affecting the television and home entertainment industry and the technology sector;

•	Fluctuations in operating results; and

•	Additions or departures of key personnel.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share in the event that the rights become exercisable. The rights become exercisable upon the earlier to occur of:

•
ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock, subject to limited exceptions, or

•
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

The table below presents principal amounts and related weighted average interest rates as of October 31, 2002 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents	$40,593,000
Average interest rate	1.81%

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

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

IPO Litigation.    We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our executive officers were dismissed as defendants in the complaint. TiVo believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

Lawsuit filed by SONICblue Inc.    On December 12, 2001, SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides”. SONICblue alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue seeks unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. On November 8, 2002, TiVo and SONICblue announced a settlement in which SONICblue agreed to dismiss without prejudice this complaint against TiVo.

Lawsuit filed against SONICblue Inc.    On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We had requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys’ fees and costs. On November 8, 2002, TiVo and SONICblue announced a settlement in which TiVo agreed to dismiss without prejudice this complaint against SONICblue.

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit.    On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”)). The complaint seeks injunctive, relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo Service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we could be forced to incur material expenses during this litigation, and, if Sony were to lose this lawsuit, our business could be harmed.

Andrew Townsley.    On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against us with the California Department of Fair Employment and Housing. Mr. Townsley claims that he has suffered discrimination based on his disability. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On December 13, 2002, we sent a notice to all holders of the $43,151,000 outstanding principal amount of our 7% Convertible Senior Notes due 2006 that for the period beginning on December 30, 2002 and ending on January 28, 2003, we would reduce the conversion price of the notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes. This temporary conversion price reduction may result in up to approximately 848,000 additional shares of common stock being issued upon the conversion of notes.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.1	TiVo’s Amended and Restated 1999 Employee Stock Purchase Plan and related documents (filed herewith).

10.2+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002 by and between DIRECTV, Inc. and TiVo Inc. (filed herewith).

10.3+	First Amendment to Development and Distribution Agreement, dated as of June 30, 2002 between TiVo Inc. and America Online, Inc. (filed herewith).

10.4+	UltimateTV Amendment, dated as of February 1, 2000 between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.5+	Second Amendment to the Content License Agreement, dated as of January 1, 2000 between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.6+	Third Amendment to the Content License Agreement, dated as of May 1, 2000 between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.7+	Fourth Amendment to the Data License Agreement, dated as of June 1, 2002 between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

+	Confidential treatment has been requested as to portions of this exhibit.

REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended October 31, 2002:

•	Current Report on Form 8-K on August 29, 2002, regarding announcement of our earnings for the second quarter ended July 31, 2002.
•	Current Report on Form 8-K on September 13, 2002, regarding certification of chief executive officer and certification of chief financial officer.
•	Current Report on Form 8-K on October 7, 2002, regarding agreement for the sales of $25 million of common stock to institutional investors.
•	Current Report on Form 8-K on October 10, 2002, to update the risks applicable to our business and any investment in our securities.
•	Current Report on Form 8-K on October 31, 2002, regarding reduction of the conversion price on our outstanding 7% Convertible Senior Notes due 2006.

Subsequent to October 31, 2002, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on November 25, 2002, regarding announcement of our earnings for the third quarter ended October 31, 2002.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo, TiVo logo, TiVo Central, TiVolution and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Instant Replay logo, “Ipreview”, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Personal Video Recorder”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Series2” (logo), “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVomatic”, “TrickPlay” and “WishList” are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 13, 2002	By:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 13, 2002	By:	/s/ DAVID H. COURTNEY
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

4.
The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

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

4.
The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ DAVID H. COURTNEY
David H. Courtney Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer