Form 10-K
period 2003-01-31
TIVO INC
filed 2003-05-01
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 31, 2003

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

COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of April 15, 2003 there were 64,122,164 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on April 15, 2003) was approximately $193.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 6, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I

ITEM 1.    BUSINESS

General Development of Business

TiVo is a leading provider of television services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo Service provides consumers with an easy way to record, watch, and control television. The TiVo Service also offers advertisers, content creators, and television networks a new platform for promotions, content delivery, and audience research. Our goal is to build recurring revenues by developing advanced television services based on our patented technology.

Today, TiVo-enabled DVRs are available in two configurations: (1) a standalone recorder, which works with all television signals: cable, satellite, and antenna; and (2) an integrated DIRECTV satellite receiver with TiVo. TiVo-enabled DVRs range in suggested retail price from $199 to $399, and may be purchased at major consumer electronics retailers throughout the United States or through our website. TiVo Series2, a TiVo-branded DVR introduced last year, offers more recording capacity at a lower manufacturing cost than previous models, and is broadband enabled, thereby offering customers the ability to enjoy home entertainment services such as digital music, digital photos, remote scheduling and multi-room viewing.

We derive revenues from three different sources. First, we receive revenues from providing the TiVo Service to consumers and from providing advertising and research services to media and consumer product marketers. We currently offer consumers a choice of a monthly recurring fee or a one-time product lifetime subscription. We also deliver the TiVo Service to customers of DIRECTV, one of the largest U.S. multi-channel service operators, in exchange for a monthly fee per household. There are currently 10 different DVR platforms that can deliver the TiVo Service available from TiVo and through four consumer electronics companies. As of January 31, 2003, we had approximately 624,000 subscriptions, including 228,000 subscriptions through our relationship with DIRECTV. A “subscription” is a DVR for which (i) a customer has paid for the TiVo Service and (ii) service is not canceled. For households with multiple DVRs, we count each DVR as a subscription. In the year ended January 31, 2003, service revenues were 37% of our total revenues, or $39.3 million. Revenues from advertising and research services were not material for the fiscal year ended January 31, 2003.

Second, we receive licensing and engineering professional services revenues from companies that create products that provide DVR functionality. We have an extensive portfolio of patents for inventions associated with the unique features of the TiVo Service, and for DVR software and hardware design. Current licensees of our technology include SONY, Toshiba America Consumer Products, Inc. and Toshiba Semiconductor. Current engineering professional services customers include DIRECTV, Toshiba, SONY, AOL Time Warner and others. In the year ended January 31, 2003, we derived 20% of our revenues, or $20.9 million, from licensing and engineering professional services.

Third, we receive revenues from the sale of DVR hardware. We hired a contract manufacturer to build the TiVo Series2 DVR. We distribute these DVRs, selling them both directly to consumers and to major retailers who offer these products to consumers. We distribute these DVRs solely to enable our service revenues and, as a result, do not presently intend to generate gross profits from hardware. In the year ended January 31, 2003, we derived 43% of our revenues, or $45.6 million, from hardware sales. We do not, however, recognize any hardware revenue related to the sale of TiVo-enabled DVRs built and distributed by other consumer electronics manufacturers.

TiVo was incorporated in August 1997 as a Delaware corporation with facilities in California. In August 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October 2001, we formed a new subsidiary, TiVo International, Inc., a Delaware corporation. We conduct our operations through one reportable segment.

We continue to be subject to certain risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for digital video recorders; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. Additionally, we operate in an emerging industry and face significant competition. Our success is dependent upon the market’s acceptance of the TiVo Service and the DVRs which enable the TiVo Service. To date, we have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2003, we had net losses of $80.6 million. As of January 31, 2003, we had an accumulated deficit of $545.2 million.

Our corporate website is located at www.tivo.com. A hyperlink to a third party website is provided at our corporate website to access our filings with the Securities and Exchange Commission free of charge promptly after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. We do not intend for information found on our website to be included or incorporated by reference into this document.

Industry Background

Watching television is an American pastime.    Television is a truly ubiquitous consumer product. According to the market research firm Nielsen Media Research, over 99% of the 105 million U.S. households owned at least one television at the end of 2001. Not only has TV become a central part of everyday life, Nielsen data also indicate that on average, U.S. households watch an estimated seven hours of programming per day or over 2000 hours per year.

Subscription-based programming content is proliferating.    As the reach and popularity of television has grown, so too has the amount of programming available to consumers. According to The Federal Communications Commission’s Ninth Annual Report, released December 31, 2002, 89.9 million U.S. households subscribe to multi-channel video programming services as of June 2002. These multi-channel programming services can provide hundreds of channels of video content. Multi-channel programming continues to proliferate, especially as satellite service providers roll out more local programming options and deliver a host of new, niche-oriented channels.

DVR services significantly enhance television viewing, helping viewers find programming that fits their needs.    In the new content-rich multi-channel video programming environment, DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast video content. As the category grows, two approaches to DVRs are emerging, differentiated by the level of service they provide: basic DVRs with VCR-like manual recording capabilities and limited programming guide data; and intelligent, content-aware enhanced DVRs, which provide a higher degree of choice and personalization. The TiVo Service is an example of an enhanced DVR service.

Our Solution

We have created a unique television-based entertainment service. The TiVo Service provides viewers with greater control, easier navigation and a wider range of viewing options than was previously available. The TiVo Service allows viewers to watch what they want when they want, and to not miss their favorite shows. DVRs using the TiVo Service also form a new platform that enables television programmers, advertisers, and network operators to deliver television programming and innovative high-impact promotional content, extending the reach of traditional thirty second commercial advertising.

The TiVo Service, combined with a TiVo-enabled DVR, has many features that dramatically improve a viewer’s television viewing experience, including:

Advanced Software and Services that Automatically Find and Record Programs.    The TiVo Service automatically records a viewer’s favorite shows, all season long, even if the schedule changes. It can skip reruns if desired. It includes a rich program guide that allows viewers to quickly and efficiently browse through a schedule of up to two weeks of available television programming and descriptions for each show. The TiVo Service allows viewers to search for shows to record by subject, title, genre, actor, director, channel or time of showing. Viewers can record and subsequently watch a single show, prioritize and record a customized line-up, and automatically record all episodes of a favorite show without entering specialized codes, setting a timer, or using a videotape.

Digital Video Recorder Hardware Technology.    TiVo-enabled DVRs provide up to 80 hours of recording capacity, are easy to use, and provide high quality digital picture clarity. Depending on the make and model, TiVo-enabled DVRs can support virtually any cable, satellite or over-the-air programming source. Using a TiVo-enabled DVR, viewers can also pause live television, rewind and fast-forward for instant playback, and view frame-by-frame. TiVo constantly records 30 minutes of programming, so viewers who turn on the TV in the middle of an interesting program can replay the program from its beginning. DVRs that are compatible with the TiVo Service have minimal functionality without a subscription to the TiVo Service. These DVRs can be used to pause, rewind and fast forward through live or recorded shows.

Personalization and Suggestions.    The TiVo Service allows viewers to create preferences for recording of particular shows or categories of interest. Using the “Thumbs Up” and “Thumbs Down” buttons on the TiVo remote, viewers can express their preferences for shows. Based on the viewer’s stored individual preferences, the TiVo Service recommends programming that the viewer is likely to enjoy and, when storage space is available, the TiVo Service automatically records the suggested programming.

Specialized Content and Innovative Advertising.    Through our Showcases, TiVo’s unique ability to distribute long form video content, TiVo distributes specialized content that is designed to entertain subscribers while providing a promotional vehicle for our advertising and promotion customers. For example, movie studios pay us to deliver previews to upcoming films and consumer product companies pay us to market and promote their products to TiVo users. Television networks pay us to promote upcoming programs through both text and video content. In the future, content providers could use the TiVo Service to directly offer viewers special programming packages and pay-per-view promotions such as movies, sporting events, news headlines and other programming.

The most comparable technology predating DVRs and the TiVo Service was the analog video cassette recorder, or VCR. A typical VCR is complicated to program and records on videotape with a limited capacity of up to eight hours. The TiVo Service automatically finds and digitally records a viewer’s favorite TV shows on a hard drive, offering up to 80 hours of recording capacity. DVRs also allow users to pause live TV and watch a recorded program while a new program is being recorded.

Our Strategy

Our goal is to generate significant recurring revenues through the deployment of our technology to television households worldwide. The key elements of our strategy are:

Offer an Increasingly Valuable Service to Attract New Subscribers.    Our goal is to lead the market with innovations that expand the value and potential of TiVo’s subscription services. We plan to continue to make TiVo an increasingly compelling home entertainment service for both current and potential subscribers. For example, in April 2003, we launched the Home Media Option, a package of premium networked features for TiVo Series2 DVRs which enable the playing of music and the viewing of photos stored on a PC connected to the home network, streaming video between TiVo Series2 DVRs, and remotely scheduling recordings over the Internet. This new offering promises to make TiVo not only a content-aware DVR but also a networked home entertainment center that allows consumers to enjoy video and photos on television and enjoy music through their home stereos.

Build a High Volume Subscriber Acquisition Channel Through Arrangements with Service Providers. We are pursuing relationships with satellite system and cable operators to embed the TiVo Service into their offerings. Our relationship with DIRECTV is the first of these arrangements. We believe this strategy will be successful because of the potential for our technology to enhance the value of other entertainment services through increased subscriber growth, reduced subscriber churn, and increased buy rates for programming packages and pay-per-view.

License Our Technology to Accelerate Platform Deployment.    Our licensing strategy focuses on creating, developing and deploying DVR standards in order to promote mass deployment of consumer electronics platforms capable of running the TiVo Service. We work with leading technology companies, including consumer electronics manufacturers, to introduce products that incorporate our technology, including DVD players, satellite television receivers, and standalone DVRs. For example, we have licensed our technology to SONY and Toshiba Corporation.

Drive Down the Manufacturing Cost of a TiVo-Enabled DVR.    We believe that the high cost of DVR hardware has been an obstacle to mass adoption, and we have made cost reduction a major focus of our engineering and development efforts. We believe these efforts will lead to a reduction in the average retail price of DVRs for consumers, and serve as an important catalyst for subscriber growth. Today, the manufacturing cost of our Series2 platform reference design, introduced in January 2002, is less than $250, representing a reduction in cost of several hundred dollars compared to our first generation design.

Increase Average Revenue Per User by Selling Promotional and Audience Measurement Services.     As our subscription base has grown, we have been able to offer robust promotional and audience measurement capabilities to programmers and advertisers. We plan to continue developing and enhancing these offerings which take advantage of the unique technical capabilities of the TiVo Service. For example, we have recently completed promotional and audience measurement work for Twentieth Century Fox, the National Football League, Porsche, PBS, Starz!, and Logitech. The TiVo Service enables a platform for advertisers to market long-form, entertainment-based advertisements. For example, last year we ran a video Showcase promoting the blockbuster comedy feature film “Austin Powers In Goldmember.”

Extend and Protect Our Intellectual Property.    The value of the TiVo Service is largely derived from the technology that we have developed. Our intellectual property has allowed us to become a leading service provider in the category and is the fundamental reason that many of our customers and consumer electronics manufacturers have chosen to work with us. We intend to continue to design, develop and implement innovative technology solutions that leverage and enhance the TiVo Service offering. We have adopted a proactive patent and trademark strategy designed to protect all important aspects of our technology and intellectual property.

Promote and Leverage the TiVo Brand.    We believe the strength of the TiVo brand is an advantage in attracting subscribers, consumer electronics manufacturers, advertisers, and other customers. In the past, we have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising and by leveraging strategic relationships. We believe the TiVo brand is broadly associated with the DVR category, and we will leverage the TiVo brand as we strive to maintain a leadership position in the category.

Our Technology

The TiVo Service relies on three key components: the TiVo client software platform, the TiVo Service infrastructure, and the DVR hardware design. Each of these components serves a vital function in the TiVo Service.

The TiVo Client Software Platform.    The TiVo client software platform runs on the TiVo-enabled DVR hardware design, or other hardware platforms. It consists of all operational software required for a TiVo-enabled DVR to properly and reliably deliver the TiVo Service.

The TiVo client software is based on the open-source Linux operating system, but the bulk of the software is proprietary to TiVo. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management and user interface. We have enhanced the client software to support multiple services and applications, such as digital music and photos, and web-based scheduling.

The TiVo client software manages interaction with the TiVo Service infrastructure. After the initial set-up of the TiVo Service, the DVR will automatically connect to the TiVo Service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, Showcases and other content. DIRECTV receivers with TiVo Service receive most of their data via satellite link but also use the telephone for security purposes.

The TiVo Service Infrastructure.    The TiVo Service infrastructure consists of a collection of server-side technologies developed and optimized by TiVo to enable the ongoing operation of the TiVo Service. The TiVo Service infrastructure manages the distribution of proprietary services and specialized content such as program guide data, Showcases and other content. It interfaces with our billing and customer support systems for service authorization and bug tracking. In addition, the TiVo Service infrastructure collects anonymous viewing behavior data uploaded from TiVo-enabled DVRs for use in our audience measurement efforts. The TiVo Service infrastructure technology is scalable, robust and reliable. The infrastructure has also been designed to take advantage of the networks of service provider customers, for example, by utilizing DIRECTV’s satellite bandwidth to deliver data to DIRECTV receivers with TiVo Service. The TiVo Service infrastructure is extensible to support future initiatives such as e-commerce and lead generation response mechanisms, and authorization and billing for premium services such as music and photos.

The DVR Hardware Design.    The TiVo-enabled DVR hardware design is a specification developed by us for set-top boxes containing a hard disk drive, a CPU and memory, MPEG-2 digital video chips, a modem, and other components. We license this technology to consumer electronics manufacturers for them to modify and use in the production of DVRs that enable the TiVo Service. We also provide the design to the contract manufacturer that produces TiVo-branded DVRs.

TiVo-enabled DVR hardware is currently offered in two configurations: (1) a standalone recorder, which works with all television signals (digital and analog cable, satellite and antenna) and (2) an integrated DIRECTV satellite receiver with TiVo Service which is an integrated device that can store programming recorded straight from the DIRECTV digital satellite signal.

The DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog cable, satellite and analog broadcast applications. In addition, the design includes USB ports to allow connection to broadband networks and external devices to enable future services.

Series2 DVRs that are compatible with the TiVo Service have minimal functionality without a subscription to the TiVo Service. These DVRs can be used to pause, rewind and fast forward through live or recorded shows.

Significant Relationships

DIRECTV.    DIRECTV is the largest provider of direct broadcast satellite television service in the U.S. We have had a longstanding relationship with DIRECTV in which DIRECTV assists us in marketing and delivering TiVo services to its customer base. This relationship began in 1999 and was expanded in September of 2000 with the release of a dedicated DVR that specifically supported DIRECTV. From 1999 thru October of 2002, we incurred upfront acquisition costs, recognized monthly recurring per subscriber revenues in a range from $4.15 to $9.95, and incurred recurring service costs for these subscribers.

Also as a part of this relationship, we have agreed to pay DIRECTV a share of the revenues we collect from TiVo Service subscribers with standalone DVRs who also subscribe to the DIRECTV service. This revenue share calculation has not materially changed over time.

During 2002, we modified our agreements with the goal of giving DIRECTV the ability and economic incentive to drive volume growth. Under our new agreement, DIRECTV pays us a recurring monthly per household fee for access to the technology needed to offer its customers a DVR service. We incur limited recurring expenses and, on a marginal basis, limited or no acquisition costs for these subscriptions. Currently, the average fee per household is approximately $3.00. We expect this average fee to decline in the future as the mix of DIRECTV subscriptions shifts to those for which we incur lower acquisition costs and recurring expenses and for which DIRECTV pays us a lower fee. Under this new agreement, both DIRECTV and TiVo will have the opportunity to deliver incremental services to DIRECTV-specific TiVo DVRs, including additional customer features and promotions. As a result of this modification to our agreements, we expect DIRECTV to increase its efforts to market our technology to its customer base. As of January 31, 2003, we had acquired a cumulative net total of 228,000 subscriptions through this relationship.

Separately, in February of 2002, we began recognizing revenue from DIRECTV for engineering professional services work on integrated DIRECTV satellite receivers with TiVo and the related service infrastructure. The first new DVR related to this agreement, the second-generation integrated satellite DIRECTV receiver with TiVo , was launched in November of 2002. We are currently providing DIRECTV with engineering professional services related to a new integrated DIRECTV satellite receiver with TiVo that supports high definition television service, as well as engineering professional services related to hardware and service cost improvements and feature enhancements for existing platforms and customers.

One of its officers currently has a position on our Board of Directors.

In April 2003, News Corp. announced that it had reached an agreement to purchase General Motor’s controlling stake in Hughes Electronics, the parent company of DIRECTV.

SONY.    In 2001, we signed a licensing agreement with SONY. Through the agreement, SONY has licensed our technology for incorporation into various consumer electronics products. In Japan, SONY sells a basic DVR based on our technology called MyCast. In the U.S., SONY sells the SVR-3000, a DVR based on our technology that enables the TiVo Service.

Toshiba America Consumer Products, Inc.    Toshiba America Consumer Electronics Products has licensed our DVR technology for incorporation into various consumer electronics products. In January 2003, Toshiba and TiVo unveiled the first product being developed under the licensing agreement, the SDH400, a combination DVR and DVD player which is targeted by Toshiba for introduction for the holiday 2003 season.

Toshiba Semiconductor and Toshiba America Electronic Components, Inc.    Toshiba Semiconductor and Toshiba America Electronic Components, Inc. have licensed our proprietary Media Switch ASIC, or application-specific integrated circuit, design and a hardware porting kit that allows the TiVo Service to run on a variety of hardware platforms. We believe this technology will enable lower-cost manufacturing of TiVo-enabled DVRs. Toshiba Semiconductor plans to broadly sell its semiconductor products with TiVo DVR technology to other consumer electronics companies.

Tribune Media Services.    In June 1998 we entered into a television listing agreement with Tribune Media Services, the sole supplier of program guide data for the TiVo Service. Tribune agreed to provide program guide data for the TiVo Service in exchange for a monthly fee. In the event that we request format changes or require additional services, Tribune may increase its fees depending on the change in service requested. In conjunction with the agreement, we licensed certain data and sublicensed certain code data from Tribune and we agreed to maintain the confidentiality of Tribune’s technology. The parties also agreed to indemnify each other against any and all claims and damages by third parties for breach of the agreement, or any personal injury, property damage or infringement of intellectual property claim arising from the agreement. The term of the television listing agreement was for eighteen months and automatically renews for one year periods unless either party provides written notice of termination.

Several companies including SONY, Philips, Thomson Multimedia and Hughes have manufactured and distributed their own branded TiVo-enabled DVRs. These DVR units are compatible with the TiVo Service and have minimal functionality without a subscription to the TiVo Service. A TiVo-enabled DVR without a subscription to the TiVo Service can be used to pause, rewind and fast forward through live or recorded shows. Each manufacturer is responsible for the manufacturing and distribution of its branded DVRs. We are solely responsible for the activation of the TiVo Service on a manufacturer’s DVR if the purchaser of the DVR decides to purchase a subscription to the TiVo Service.

During the fiscal year ended January 31, 2003, in an effort to increase service revenues, we hired a contract manufacturer to build the TiVo Series2 DVR. We distribute the DVRs, selling them both directly to consumers and to major retailers who offer these products to consumers. We also sell these units directly to consumers through our website. Additionally, SONY and Hughes are currently manufacturing their own branded Series2 DVRs. SONY also manufactured and sold DVRs in Japan that are based on TiVo’s technology but are not compatible with the TiVo Service as a result of the Company’s licensing agreement with SONY Japan.

The table below shows the percentage of DVRs compatible with the TiVo Service that were manufactured during the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000.

Manufactured by:	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002	One-Month Ended January 31, 2001	Calendar Year Ended December 31, 2000
TiVo	55%	0%	0%	0%
Consumer Electronics Manufacturers	41%	100%	100%	100%
Licensing and Engineering Professional Services Customer	5%	0%	0%	0%

Total Manufactured	100%	100%	100%	100%

Sales and Marketing

Digital Video Recorders.    To use the TiVo Service, consumers first purchase a digital video recorder that is compatible with the TiVo Service and then activate the TiVo Service. Since our inception, we have worked with major consumer electronics providers to manufacture and distribute TiVo-enabled DVRs. These companies include SONY, Philips, Thomson Multimedia and Hughes. We provide them with a hardware reference design and, in some cases, engineering professional services, to enable them to manufacture and distribute TiVo-enabled DVRs. Sales of these DVRs do not directly involve TiVo and we recognize no hardware revenues from the sale of these units. Later this year, we expect several additional manufacturers to offer TiVo-enabled DVRs.

In the past year, we arranged for a contract manufacturer to build TiVo-branded DVRs for us. Currently, our TiVo Series2 DVRs are available from online retailers and at major retailers across the United States, including Best Buy, Circuit City, Amazon.com, Tweeter, The Good Guys, ABT Electronics and Ultimate Electronics. During the fiscal year ended January 31, 2003, 81% of the TiVo-manufactured DVRs were sold to retail stores and 19% were sold direct from our website.

We recognize revenues from the sale of TiVo Series2 DVRs to our retail customers and through our direct sales. To drive sales while managing costs, we have shared marketing expenses with retailers, and in some cases, we have offered to share a portion of the subscription revenue with the retailer who sold that subscriber their TiVo-enabled DVR if the customer subscribes to the TiVo Service.

The TiVo Service.    We market the TiVo Service in two ways. First, we sell directly to consumers who have purchased a TiVo-enabled DVR. We currently sell the TiVo Service for either a monthly subscription rate of $12.95, or for a single payment of $299 for the lifetime of the DVR. In the future, we may change the pricing and structure of our consumer offering independently or in conjunction with our licensees, to help increase deployment of TiVo-enabled DVRs.

Second, we market our service through our relationship with DIRECTV. DIRECTV pays us a per-household monthly fee for the ability to offer our service to their customers. DIRECTV makes all pricing decisions regarding the service it sells to its own customer base. In order to receive DIRECTV or other satellite or cable service, the consumer must purchase the subscription television service from that provider.

Other Revenue Streams.    We also receive revenues from licensing and engineering professional services as well as promotions and audience research. Each of these groups has a dedicated team of salespeople who build relationships with potential customers around the world.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo Service: the TiVo client software platform, the TiVo Service infrastructure and the DVR hardware design. These activities included both hardware and software development. Our engineering staff is now focused on the following three areas:

•	Performance engineering. We intend to continue to devote considerable engineering resources to improve our essential technologies. Our engineers and customer support personnel work together to quickly identify and correct potential performance errors. We also continually work to identify, develop and implement features that improve performance in areas such as video and audio quality, speed, ease of use and additional features and functionality.

•	Platform engineering. The evolution of hardware technology that enables the TiVo Service is a crucial element of our future success. Our hardware engineers are working with consumer electronics manufacturers, component suppliers, and data storage suppliers to reduce the manufacturing cost of the DVR and integrate our functionality into other consumer electronics goods. We intend to integrate the TiVo Service into components such as cable set-top boxes, televisions and other consumer electronics products.

•	Service engineering. We intend to continue developing the TiVo Service, offering new features and programming. As part of this effort, we are currently in the process of building software and video development tools that will enable networks and other content providers to create specialized programming for the TiVo Service.

Our expenditures for research and development for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000 were $20.7 million, $27.2 million, $2.5 million and $24.3 million, respectively. Despite an overall increase of 10% in our total number of employees, we increased the number of our regular, temporary and part-time employees engaged in research and development by 20% or from a total of 133 to 160 at January 2003 compared to January 2002. The new hires and a portion of our current employees have been deployed to complete work on our engineering professional services agreements.

Competition

The DVR market is new and rapidly evolving, and we expect to face significant competition in our efforts to secure broad market acceptance. We believe that the principal competitive factors in the DVR market are brand recognition, brand awareness, ease of use, pricing, and functionality. We currently see two primary categories of DVR competitors: standalone DVRs offered by consumer electronics companies, and integrated DVRs offered by cable and satellite operators.

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality, and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and “VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo Service is an example of enhanced DVR functionality. Premium service offerings, such as our Home Media Option, take advantage of a move towards convergence in the home network as well as the living room. This is a key differentiator for TiVo from a competitive segmented offering for DVR services in the market today.

Consumer Electronics Competitors.    We compete against several types of products with basic or enhanced DVR functionality offered by consumer electronics companies. These products record an analog television signal output from a cable or satellite set-top box, analog cable feed, or antenna.

•	Standalone DVRs: ReplayTV has been our primary competitor in the standalone DVR market, offering products with some enhanced DVR functionality. ReplayTV was acquired by SONICblue Incorporated in February 2001. ReplayTV introduced a new line of DVRs in late 2001 that allow consumers to automatically skip commercials and share recordings via the Internet. In March 2003, SONICblue filed for Chapter 11 bankruptcy protection, and in April 2003 it sold the ReplayTV business unit, along with its Rio digital audio unit, to D&M Holdings. D&M Holdings is the parent company of Denon and Marantz, manufacturers of premium audio and video consumer electronics products. We expect ReplayTV under D&M Holdings ownership to attempt to mount determined competition.

•	DVD devices with integrated DVRs: Several consumer electronics companies, including Thomson Multimedia and Panasonic, are producing DVRs integrated with DVD players or DVD recorders. In general these products cost upwards of $500 but do not require DVR service fees, and offer basic DVR functionality with no or limited program guide data.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition, a version of its Windows operating system for PCs first released in late 2002, contains expanded digital media features including some enhanced DVR functionality. In addition, SONY offers basic DVR functionality on some of its VAIO PCs, using its own proprietary GigaPocket software.

Satellite and Cable Integrated DVR Competitors.    The DIRECTV satellite receiver with TiVo Service competes against other cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. This product uses DVR software from OpenTV, a provider of interactive TV software to cable and satellite operators. In July 2002, EchoStar released the DishPVR 721, which like the DIRECTV receiver with TiVo Service offers dual-tuner functionality, allowing a user to record two shows that are televised at the same time, but with a more limited basic DVR feature set. EchoStar provides this service bundled with a premium set-top box and does not charge recurring fees.

In the past, we faced significant competition from Microsoft’s UltimateTV, which was launched in Spring 2001 and, like the DIRECTV receiver with TiVo Service, combined DIRECTV satellite programming reception and DVR functionality. In 2002, DIRECTV and TiVo announced that DIRECTV had selected the TiVo platform as its main DVR platform, and Microsoft ceased further production of UltimateTV hardware.

•	Cable: Scientific-Atlanta sells its Explorer 8000 integrated digital cable DVR set-top box to cable operators including Time Warner Cable and Cox Communications. This product combines digital and analog cable reception with dual-tuner DVR functionality, and uses software from Metabyte Networks and Keen Personal Media to provide some enhanced DVR functionality.

Motorola has licensed DVR technology from ReplayTV and Gotuit, and has announced its own plans for integrated cable DVRs. In addition, both Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications using Moxi Media Center software from Digeo.

Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies. We expect international competitors such as NDS and Canal+ to be a presence in the European markets as they develop; however, their presence in the U.S. market has been insignificant to date.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition for TiVo and other DVR service providers. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content for free. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows other than using DVRs. AOL Time Warner is reportedly developing a VOD system called Mystro that will allow users to view certain television programming on demand.

We also expect to continue to generate a substantial portion of our revenues from licensing fees. Our licensing strategy focuses on producing and enhancing DVR standards in order to promote mass deployment of consumer electronics platforms capable of running the TiVo Service, generating not only licensing fees, but also subscription revenues. Therefore, our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our customers and, in turn, upon our customers and consumer electronics manufacturers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, Metabyte Networks, NDS, Canal+ Technologies, D&M Holdings, Digeo and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to manufacturers of DVRs. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

Patents and Intellectual Property

We have adopted a proactive patent and trademark strategy designed to protect all important aspects of our technology and intellectual property. We have been awarded 49 patents (including foreign and domestic), have 100 patent applications pending (including foreign and domestic), and have three provisional patent applications pending. We have also jointly filed a patent application with Quantum. The patent applications that we have filed are broad in nature and are tied to fundamental inventions rather than small, unrelated features or applications. These patent applications cover substantially all of our technology, including hardware, software, the TiVo Service functionality and appearance, network architecture, and manufacturing. We have also filed patent applications that cover technologies we intend to incorporate in future versions of the TiVo Service and hardware. Several of our early patent applications have been examined and claims allowed by the U.S. Patent and Trademark Office. Included in these are a number that are fundamental to the operation of DVRs, as well as forming a foundation for other important patent applications currently under examination. We anticipate ongoing progress in establishing a defensible and useful intellectual property portfolio; however, there can be no assurance that current patent applications will ever be granted.

The U.S. Patent and Trademark Office issued patent number 6,233,389 to us for a “Multimedia Timewarping System,” originally filed in July of 1998, that covers many of the key inventions associated with personal video recording software and hardware design.

This patent discloses all aspects of the design and construction of the TiVo Receiver/Recorder. Key inventions claimed in the patent include:

•	a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program;

•	a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio and closed-captioning, and

•	a storage format that easily supports advanced TrickPlay capabilities. TrickPlay includes pausing the live TV broadcast, fast-forwarding, rewinding, instant replays and slow motion.

We have been issued U.S. patent number 6,215,526, which describes a method for embedding data within a television signal in such a way that it survives analog-to-digital and digital-to-analog conversion during the transmission process. We own the following design patents for our award winning remote control and the design for the integrated DIRECTV Receiver with TiVo Service. These patents are issued as Remote Control design patents: D424,061, D431,552, Remote Control housing design patents: D424,577, D435,403 and DIRECTV Receiver with TiVo Service bezel design patent: D434,043.

The TrickPlay patent, issued by the U.S. Patent and Trademark Office as patent number 6,327,418, describes a method of controlling streaming media in a digital device. In today’s implementation of a TiVo-enabled DVR, the TrickPlay patent covers the functions that enable our subscribers to pause live TV as well as rewind, fast forward, play, play faster, play slower, and play in reverse television signals cached by the DVR. Storing, editing and manipulation of video are also claimed in the TrickPlay patent.

Together, the TrickPlay patent and Time Warp patent (U.S. Patent No. 6,233,389) claim the key functions that are essential to operate the TiVo-enabled DVR.

The Timewarp and TrickPlay patents have also been examined and approved under the terms of the Patent Convention Treaty, which provides for nominal acceptance of the patent in countries that are signatories to the treaty, which includes most countries in the world. We are currently filing for acceptance in key countries around the world.

The Home Networking patent issued as U.S. Patent Number 6,310,886 and describes a simple and reliable method for connecting TiVo-enabled DVRs and other streaming media devices to a network in the home. This technology allows us to extend the ease of use of TiVo’s current product and service to digital entertainment that can be enjoyed throughout the home.

We have filed many trademark applications covering substantially all of our trade dress, logos and slogans, including:

•	Can’t Miss TV	•	TiVo, TV Your Way

•	Instant Replay logo	•	Thumbs Down (logo and text)

•	Ipreview	•	Thumbs Up (logo and text)

•	Overtime Scheduler	•	TiVo (logo, name and character)

•	Personal TV	•	TiVoMatic

•	Primetime Anytime	•	TrickPlay

•	Season Pass	•	What you want, when you want it

•	See it, want it, get it

These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have secured U.S. registrations for the marks TiVo, TiVo Central, Can’t Miss TV, What you want, when you want it, TiVolution, the TiVo Logo, and the Jump Logo. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Operating Results—Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights.”

Privacy Policy

We have adopted a privacy policy, which we make available on our website and deliver to each new subscriber to the TiVo Service. This policy was updated in January 2002 to cover new commerce features which we plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information but all viewing information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any viewing information transmitted from our receiver is anonymous on the receiver and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the receiver. Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, unless subscribers affirmatively consent to the collection of personally identifiable viewing information before the file containing such viewing information is transmitted from the receiver to our distribution servers, we have no way of matching anonymous viewing information with particular subscribers. We may be able to use this anonymous information to tell a broadcaster the percentage of our viewers that recorded a particular program, but we will not know, nor be able to tell the broadcaster, which of our viewers did so, unless a viewer decides to provide that information.

Recent Developments

In April, TiVo announced that Martin J. Yudkovitz was named President of TiVo Inc. Mr. Yudkovitz’s most recent position was Executive Vice President at NBC.

Employees

At April 15, 2003, we employed approximately 248 employees, including 33 in service operations, 133 in research and development, 28 in sales and marketing and 54 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At April 15, 2003, we employed 61 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees:

As of April 15, 2003, our executive officers and key employees and their ages were as follows:

Name	Age	Position
Executive Officers
Michael Ramsay	53	Chairman of the Board and Chief Executive Officer
David H. Courtney	44	Executive Vice President of Worldwide Operations and Administration
James Barton	44	Senior Vice President of Research and Development, Chief Technical Officer
Ta-Wei Chien	48	Senior Vice President, General Manager of TiVo Technologies and Licensing Business
Brodie Keast	47	Senior Vice President and General Manager of TiVo Service
Mark A. Roberts	43	Senior Vice President of Engineering

Key Employees
Susan Cashen	42	Vice President of Marketing
Andrew Cresci	42	Vice President of OEM Service Partners
Luther Kitahata	38	Vice President of Software Engineering
Jeff Klugman	42	Vice President of Licensing
Edward Lichty	33	Vice President of Business Development
Howard Look	36	Vice President of TiVo Studios
Joe Miller	36	Vice President of Sales
Laura Schulte	38	Vice President of Human Resources
Stuart West	33	Vice President of Finance
Matthew Zinn	38	Vice President General Counsel and Chief Privacy Officer

Michael Ramsay is a co-founder of TiVo and has served as TiVo’s Chairman of the Board of Directors and Chief Executive Officer since our inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for Silicon Graphics, a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. (“SGI”) focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of Silicon Graphics’ Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Additionally, Mr. Ramsay serves on the board of directors of Netflix Inc., an online entertainment subscription service company. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland.

David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Executive Vice President of Worldwide Operations and Administration, and a member of the board of directors. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment banking firm, where he was responsible for building and expanding the firm’s high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California and serves on the board of directors of Silicon Image Inc., a semiconductor and system solutions company. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from Stanford University.

James Barton is a co-founder of TiVo and has served as TiVo’s Vice President of Research and Development, Chief Technical Officer and Director since our inception and is currently Senior Vice President of Research and Development, Chief Technical Officer and Director. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of Silicon Graphics and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of Silicon Graphics. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

Ta-Wei Chien has served as Senior Vice President and General Manager of TiVo Technology and Licensing Business since November 2001. Previously, Mr. Chien served as TiVo’s Vice President of Engineering and Operations from February 1998. From December 1996 to February 1998, Mr. Chien served as Vice President of Engineering in the Desktop Workstations group at SGI, where he managed engineering projects for desktop workstations. From April 1991 to December 1996, Mr. Chien was a director of digital media and VLSI engineering at SGI. Mr. Chien holds a B.S. degree in Electrical Engineering from National Taiwan University and an M.S. degree in Electrical Engineering from the University of California, Los Angeles.

Brodie Keast has served as Senior Vice President, General Manager of TiVo Service since November 2001. In December 1999, Mr. Keast joined TiVo as Vice President of Sales and Marketing. Prior to joining TiVo, Mr. Keast was employed with Quantum Corporation from 1996 through 1999 most recently serving as Vice President and General Manager for Quantum’s DLT Tape Division. Prior to joining Quantum, he spent ten years at Apple Computer where he held a number of executive marketing positions. Mr. Keast holds a B.S. degree in Computer Science from California State University, Chico.

Mark A. Roberts was named Senior Vice President of Engineering in 2003. He had served as Chief Information Officer of TiVo since March 1999 and Vice President of Information Technology since July 1999. Prior to joining TiVo, he served as Vice President of Information Technology at Acuson Corporation, a medical ultrasound company, from March 1996 to March 1999. From July 1990 to March 1996, Mr. Roberts was Director of Information Systems at SGI. Mr. Roberts holds a B.S. degree in Economics from Santa Clara University.

Susan Cashen was named Vice President of Marketing in 2003. She joined TiVo in March 2000 as Vice President of Corporate Communications. From November 1994 to March 2000, Ms. Cashen was employed at Blanc & Otus, a leading technology public relations firm based in San Francisco, California and most recently served as Senior Vice President and Partner from March 1999 to March 2000. Prior to joining Blanc & Otus, Ms. Cashen managed her own consulting practice. Ms. Cashen holds a B.A. degree in Russian Studies from Hamilton College.

Andrew Cresci was named Vice President of OEM Service Partners in 2003. Prior to that, has served as Vice President and General Manager of TiVo (UK) since November 2000. In August 1999 Mr. Cresci co-founded TapCast, a California based wireless Internet portal. Prior to founding TapCast Mr. Cresci was Director of Worldwide Marketing for the workstation division at SGI for eight years. Mr. Cresci holds a B.S. degree in Electronics Engineering from the University of Bath, England.

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

Jeff Klugman has served as Vice President of Licensing Group since December 2001. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for one of Quantum’s business units. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from Stanford University.

Edward Lichty was named Vice President of Business Development in November 2002. Prior to joining TiVo in April 1998, Mr. Lichty was a member of the finance team at International Wireless Communications, a wireless service provider with operating companies in Latin America and Asia. Mr. Lichty began his career in the investment banking group at Stephens Inc., a privately-held firm located in Little Rock, AR. Mr. Lichty received a B.A. from Yale University and holds an M.B.A. from the Stanford Graduate School of Business.

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

Laura Schulte joined TiVo as Vice President of Human Resources in 2003. Prior to TiVo, Ms. Schulte served as Vice President of Human Resources for Blue Pumpkin Software. Ms. Schulte also worked as Vice President of Human Resources for Netigy Corporation and prior to that, held numerous positions within the Human Resources department at Western Digital Corporation, where she was responsible for the management of all HR activities. Ms. Schulte holds a B.A. degree in Psychology from UC Irvine.

Stuart West was named Vice President of Finance in November 2002. Prior to joining TiVo in December 2000, Mr. West was a business development and strategy executive at a number of venture-backed Silicon Valley software and service startups. Prior to that, Mr. West spent six years in investment banking at J.P. Morgan, where he managed over $10 billion in IPOs, M&A assignments, and other financings for technology companies in Silicon Valley and around the globe. Mr. West’s other work experience includes Texas Instruments, the U.S. State Department, and the White House. He holds a B.A. from Yale University and completed Stanford Business School’s Executive Program for Growing Companies.

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

ITEM 2.    PROPERTIES

Properties

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in 2007. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 75% of the total office space. We are actively searching for additional tenants. Our facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition.

Additionally, we currently lease international office space in Berkshire, United Kingdom under a lease that expires in March 2006. Since we no longer maintain an office in the United Kingdom, we are actively searching for tenants to sublease the office.

ITEM 3.    LEGAL PROCEEDINGS

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

IPO Litigation.    We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our executive officers were dismissed as defendants in the complaint. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Alan Federbush and Mitchell Brink.    On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of SONY or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. On June 24, 2002 the Court entered a consent judgment fully resolving the action among the parties. In consideration of the plaintiffs’ release of any claims against us, we agreed to pay plaintiffs’ costs and attorneys fees and to extend by four months the terms and conditions provided for in the original manufacturers’ warranties with respect to modems contained in certain Series1 digital video recorders purchased after February 1, 2002.

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

Lawsuit filed by SONICblue Inc.    On December 12, 2001, SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 6,324,338 entitled “Video Data Recorder with Integrated Channel Guides”. SONICblue alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. SONICblue was seeking unspecified monetary damages as well as an injunction against our operations. Our answer was filed on January 23, 2002. On November 8, 2002, we and SONICblue announced a settlement in which SONICblue agreed to dismiss without prejudice this complaint against us.

Lawsuit filed against SONICblue Inc.    On January 23, 2002, we filed a separate lawsuit against SONICblue Incorporated and its wholly owned subsidiary, ReplayTV, Inc., in the U.S. District Court for the Northern District of California, alleging that we are the owner of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” and alleging further that SONICblue and ReplayTV have willfully and deliberately infringed the patent by making, using, offering to sell and/or selling within the United States digital video recording devices, software and/or personal television services falling within the scope of the patent. We had requested that the court enjoin SONICblue and ReplayTV from further infringement of the patent and award us compensatory damages, treble damages and attorneys’ fees and costs. On November 8, 2002, we and SONICblue announced a settlement in which we agreed to dismiss without prejudice this complaint against SONICblue.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Equity

Our common stock has traded on the Nasdaq National Market under the symbol “TIVO” since September 30, 1999. Prior to that time, there was no public trading market for our common stock. As of April 15, 2003, we had 510 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market, on any trading day during the respective period:

Fiscal Year 2003	High	Low
Fourth Quarter ended January 31, 2003	$8.10	$4.18
Third Quarter ended October 31, 2002	$4.94	$2.50
Second Quarter ended July 31, 2002	$5.00	$2.25
First Quarter ended April 30, 2002	$7.15	$3.70

Fiscal Year 2002
Fourth Quarter ended January 31, 2002	$7.80	$4.30
Third Quarter ended October 31, 2001	$7.41	$2.75
Second Quarter ended July 31, 2001	$12.25	$4.10
First Quarter ended April 30, 2001	$7.94	$3.97

On April 15, 2003, the closing price of our common stock was $5.14 per share.

Dividend Policy

Under the terms of the indenture governing our outstanding 7% convertible senior notes due 2006, we are restricted from declaring or paying any dividends on, or making any distribution with respect to our common stock, other than dividends or distributions we make in common stock or of rights pursuant to any stockholders’ rights plan adopted by us.

We expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal year ended January 31, 2003 and 2002, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent accountants. Additionally, the following selected financial data as of and for the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000, December 31, 1999 and December 31, 1998 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended	Year Ended	One-Month Ended	Year Ended	Year Ended	Year Ended
	January 31, 2003	January 31, 2002	January 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$39,261	$19,297	$989	$3,782	$223	$—
Technology revenues	20,909	100	—	—	—	—
Hardware revenues	45,620	—	—	—	—	—
Rebates, revenue share and other payments to the channel	(9,780)	—	(630)	(5,029)	(667)	—

Net Revenues	96,010	19,397	359	(1,247)	(444)	—

Costs and expenses
Cost of service revenues	17,119	19,852	1,719	18,734	4,183	—
Cost of technology revenues	8,033	62	—	—	—	—
Cost of hardware revenues	44,647	—	—	—	—	—
Research and development	20,714	27,205	2,544	25,070	10,158	5,614
Sales and marketing	17,629	29,065	7,314	98,054	24,011	1,277
Sales and marketing—related parties	30,488	75,832	6,632	53,604	15,172	—
General and administrative	14,465	18,875	1,395	15,537	7,834	2,946
Other operating expense, net	—	—	—	—	7,210	—

Loss from operations	(57,085)	(151,494)	(19,245)	(212,246)	(69,012)	(9,837)

Interest income	4,483	2,163	672	7,928	2,913	136
Interest expense and other	(27,569)	(7,374)	(17)	(522)	(466)	(20)

Loss before income taxes	(80,171)	(156,705)	(18,590)	(204,840)	(66,565)	(9,721)
Provision for income taxes	(425)	(1,000)	—	—	—	—

Net loss	(80,596)	(157,705)	(18,590)	(204,840)	(66,565)	(9,721)
Less: Series A redeemable convertible preferred stock dividend	(220)	(3,018)	(423)	(1,514)	—	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	(1,445)	—	—	—	—	—

Net loss attributable to common stockholders	$(82,261)	$(160,723)	$(19,013)	$(206,354)	$(66,565)	$(9,721)

Net loss per share
Basic and diluted	$(1.61)	$(3.74)	$(0.47)	$(5.55)	$(5.49)	$(3.25)
Weighted average shares	51,219	42,956	40,850	37,175	12,129	2,990

		As of January 31,	As of January 31,	As of January 31,	As of December 31,	As of December 31,
		2003	2002	2001	2000	1999
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents		$44,201	$52,327	$124,474	$106,096	$139,687
Total assets		82,320	149,934	211,543	236,318	152,842
Current redeemable convertible preferred stock		—	2	2	3	—
Long-term portion of convertible notes payable		4,265	18,315	—	—	—
Long-term portion of convertible notes payable—related parties		3,920	9,426	—	—	—
Long-term portion of deferred revenues		32,373	23,552	12,113	11,013	—
Long-term portion of obligations under capital lease		—	2	538	606	1,141
Redeemable common stock		—	—	—	1	—
Total paid-in capital for current redeemable convertible preferred stock and redeemable common stock		—	46,553	46,553	96,986	—
Total stockholders’ equity (deficit)		(24,697)	(29,944)	50,337	34,849	133,247

Quarterly Results of Operations

The following table represents certain unaudited consolidated statement of operations data for our eight most recent quarters ended January 31, 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Apr 30, 2001	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$3,196	$4,106	$5,242	$6,753	$8,216	$9,510	$10,185	$11,350
Technology revenues	—	—	100	—	1,644	14,344	2,556	2,365
Hardware revenues	—	—	—	—	3,780	11,109	16,220	14,511
Rebates, revenue share and other payments to channel	—	—	—	—	(600)	—	(3,968)	(5,212)

Total net revenues	3,196	4,106	5,342	6,753	13,040	34,963	24,993	23,014

Costs of Revenues
Cost of service revenues	5,467	4,408	5,156	4,822	4,161	4,387	3,852	4,719
Cost of technology revenues	—	—	62	—	1,292	3,189	1,442	2,110
Cost of hardware revenues	—	—	—	—	3,665	11,346	15,588	14,048

Total costs of revenues	5,467	4,408	5,218	4,822	9,118	18,922	20,882	20,877

Gross margin (loss)	(2,271)	(302)	124	1,931	3,922	16,041	4,111	2,137

Operating Expenses
Research and development	6,923	6,898	7,510	5,874	5,002	4,518	4,875	6,319
Sales and marketing	13,168	5,899	7,228	2,770	7,855	5,608	2,050	2,116
Sales and marketing—related parties	23,488	16,146	11,239	24,959	22,922	3,434	2,283	1,849
General and administrative	4,582	4,379	5,326	4,587	3,759	3,589	3,752	3,365

Loss from operations	(50,432)	(33,624)	(31,179)	(36,259)	(35,616)	(1,108)	(8,849)	(11,512)
Interest income	1,390	607	65	101	4,099	146	89	149
Interest expense and other	(50)	(45)	(1,171)	(4,465)	(1,580)	(1,607)	(2,293)	(20,744)
Interest expense—related parties	—	(559)	(553)	(531)	(412)	(358)	(316)	(259)

Loss before income taxes	(49,092)	(33,621)	(32,838)	(41,154)	(33,509)	(2,927)	(11,369)	(32,366)
Provision for income taxes	—	—	(1,000)	—	—	(111)	(150)	(164)

Net loss	(49,092)	(33,621)	(33,838)	(41,154)	(33,509)	(3,038)	(11,519)	(32,530)
Less: Series A redeemable convertible preferred stock dividend	(1,092)	(840)	(658)	(428)	(220)	—	—	—
Less: Accretion to redemption value of convertible preferred stock	—	—	—	—	(1,445)	—	—	—

Net loss attributable to common stockholders	$(50,184)	$(34,461)	$(34,496)	$(41,582)	$(35,174)	$(3,038)	$(11,519)	$(32,530)

Net loss per share
Basic and diluted	$(1.20)	$(0.82)	$(0.81)	$(0.92)	$(0.74)	$(0.06)	$(0.23)	$(0.56)
Weighted average shares	41,787	42,095	42,668	45,276	47,344	47,994	51,041	58,496

The TiVo Service is enabled through a digital video recorder that is sold in retail channels like other consumer electronic devices. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. We also expect to generate a portion of future revenues from licensing agreements. When we complete our obligations under our licensing and engineering professional services agreements, we will recognize revenue. It is likely this will lead to an uneven pattern of quarterly revenue and revenue growth.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this annual report. Except for historical information, the discussion in this annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act that involve risks and uncertainties. The principal factors that could cause or contribute to differences in our actual results are discussed in the section titled “Factors That May Affect Future Operating Results.”

Overview

TiVo is a leading provider of television services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo Service provides consumers with an easy way to record, watch, and control television. The TiVo Service also offers advertisers, content creators, and television networks a new platform for promotions, content delivery, and audience research. Our goal is to build recurring revenues by developing advanced television services based on our patented technology.

Today, TiVo-enabled DVRs are available in two configurations: (1) a standalone recorder, which works with all television signals: cable, satellite, and antenna; and (2) an integrated DIRECTV satellite receiver with TiVo. TiVo-enabled DVRs range in suggested retail price from $199 to $399, and may be purchased at major consumer electronics retailers throughout the United States or through our website. TiVo Series2, a TiVo-branded DVR introduced last year, offers more recording capacity at a lower manufacturing cost than previous models, and it enables new entertainment services such as digital music, digital photos, remote scheduling and multi-room viewing.

We derive revenues from three different sources. First, we receive revenues for providing the TiVo Service to consumers and for providing advertising and research services. We currently offer consumers a choice of a monthly recurring fee or a one-time product lifetime subscription. We also deliver the TiVo Service to customers of DIRECTV, one of the largest U.S. multi-channel service operators, in exchange for a monthly fee per household. There are currently 10 different DVR platforms which can deliver the TiVo Service, available from TiVo and through four consumer electronics companies. As of January 31, 2003, we had approximately 624,000 subscriptions, including 228,000 subscriptions through our relationship with DIRECTV. In the year ended January 31, 2003, service revenues were 37% of our total revenues, or $39.3 million. Revenues from advertising and research services were not material for the fiscal year ended January 31, 2003.

We also receive licensing and engineering professional services revenues from companies that create products that provide DVR functionality. We have an extensive portfolio of patents for inventions associated with the unique features of the TiVo Service, and for DVR software and hardware design. Current licensees of our technology include SONY, Toshiba America Consumer Products, Inc. and Toshiba Semiconductor. Current engineering professional services customers include DIRECTV, Toshiba, SONY, AOL Time Warner, and others. In the year ended January 31, 2003, we derived 20% of our revenues, or $20.9 million, from licensing and engineering professional services.

Third, we receive revenues from the sale of DVR hardware. We hired a contract manufacturer to build the TiVo Series2 DVR. We distribute these DVRs, selling them both directly to consumers and to major retailers who offer these products to consumers. We distribute these DVRs solely to enable our service revenues and, as a result, do not presently intend to generate gross profits from hardware. In the year ended January 31, 2003, we derived 43% of our revenues, or $45.6 million, from hardware sales. We do not, however, recognize any hardware revenue related to the sale of TiVo-enabled DVRs built and distributed by other consumer electronics manufacturers.

TiVo was incorporated in August 1997 as a Delaware corporation with facilities in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a new subsidiary, TiVo International, Inc., a Delaware corporation. We conduct our operations through one reportable segment.

We continue to be subject to certain risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for digital video recorders; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. Additionally, we operate in an emerging industry and face significant competition. Our success is dependent upon the market’s acceptance of the TiVo Service and the DVRs which enable the TiVo Service. To date, we have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2003, we had net losses of $80.6 million. As of January 31, 2003, we had an accumulated deficit of $545.2 million. We believe that our cash and cash equivalents, together with funds generated from operations, will be sufficient to fund our operations, capital expenditures and working capital needs through the next twelve months.

Sources of Revenues

Our revenues for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000 as a percentage of total revenues were as follows:

Revenues	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002	One-Month Ended January 31, 2001	Calendar Year Ended December 31, 2000
Service Revenues	37%	99%	100%	100%
Technology Revenues	20%	1%	0%	0%
Hardware Revenues	43%	0%	0%	0%

Revenues from advertising and research services included in service revenues were not material during these periods. For the fiscal year ended January 31, 2003 one customer generated $12.7 million of technology revenues and one customer generated $22.7 million of hardware revenues, which accounted for 12% and 21% of total revenues, respectively.

Subscriber Growth

We market the TiVo Service in two ways. First, we sell directly to consumers who have purchased a TiVo-enabled DVR. We sell the TiVo Service for either a monthly subscription rate of $12.95, or for a single payment of $299 for the lifetime of the DVR.

Second, we market our service through our relationship with DIRECTV. DIRECTV pays us a per-household monthly fee for the ability to offer our service to their customers. DIRECTV makes all pricing decisions regarding the service it sells to its own customer base. In order to receive DIRECTV or other satellite or cable service, the consumer must purchase the subscription television service from that provider.

Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo Service Subscriptions lines refer to standalone TiVo DVRs, including those manufactured by TiVo, SONY, Philips and others. The Service Provider Subscriptions line items refer to integrated DIRECTV satellite receivers with TiVo. Additionally, we provide a breakdown of the percent of TiVo Service Subscriptions (excluding integrated DIRECTV DVRs) for which we are paid on a recurring monthly or annual basis. A “subscription” is a DVR for which (i) a customer has paid for the TiVo Service and (ii) service is not canceled. For households with multiple DVRs, we count each DVR as a subscription.

	Three Months Ended
	Apr 30, 2001	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003
	(Subscriptions in thousands)
TiVo Service Subscriptions Net Additions	22	22	24	40	24	21	30	75
Service Provider Subscriptions Net Additions	13	18	27	60	18	21	16	40

Total Subscriptions Net Additions	25	40	51	100	42	42	46	115
TiVo Service Cumulative Subscriptions	160	182	206	246	270	291	321	396
Service Provider Cumulative Subscriptions	29	47	74	134	152	173	189	228

Total Cumulative Subscriptions	189	229	280	380	422	464	510	624

% of TiVo Service Cumulative Subscriptions paying recurring fees	36%	37%	39%	41%	34%	33%	34%	34%

During the year ended January 31, 2003, we activated approximately 245,000 new subscriptions to the TiVo Service, bringing the total installed subscription base to approximately 624,000 as of January 31, 2003, approximately 64% greater than the installed base as of January 31, 2002. We intend to generate continued subscriber growth through close direct relationships with leading retailers like Best Buy, Circuit City, and others. These relationships increase the supply of TiVo-enabled DVRs and provide marketing and distribution support, allowing us to increase subscriptions. We also intend to generate significant subscription growth through relationships similar to our revised agreements with DIRECTV and our agreements with consumer electronics manufacturers such as SONY, pursuant to which these third parties manufacture and/or market and distribute TiVo-enabled platforms through their own distribution and marketing networks. We intend to continue to invest limited amounts in general sales and marketing expenditures to support subscriber growth.

How a Consumer Becomes a TiVo Customer

To use the TiVo Service, consumers need to purchase a DVR that is compatible with the TiVo Service manufactured by us or one of our third party manufacturers. Our third party manufacturers have been Thomson Multimedia, Philips, Hughes and SONY and are currently Philips, Hughes and SONY. Each of these companies is currently or has in the past manufactured and distributed their own branded TiVo-enabled DVRs. Consumers can purchase a DVR compatible with the TiVo Service at major retailers across the United States, including Best Buy, Circuit City, Amazon.com, Tweeter, The Good Guys, ABT Electronics and Ultimate Electronics.

Once the consumer has purchased a TiVo-enabled DVR they can choose to contact us to purchase and activate the TiVo Service. We are solely responsible for the activation of the TiVo Service to the TiVo-enabled DVRs manufactured by us or our third party manufacturers.

Subscriptions to the TiVo Service are available on a monthly or lifetime basis. The current price for a monthly subscription to the TiVo Service is $12.95 and the price for a lifetime subscription is $299.00. A lifetime subscription allows access to the TiVo Service for the life of the DVR. Subscription fees are paid by the viewer when activating the TiVo Service. DVRs that are compatible with the TiVo Service have minimal functionality without a subscription to the TiVo Service. These DVRs can be used to pause, rewind and fast forward through live or recorded shows.

Licensing and Engineering Professional Services Activities

We have close relationships with a variety of the manufacturers and distributors of TiVo-enabled DVRs for the purpose of creating an open standards platform for DVRs, thus earning licensing revenue. We have software licenses and engineering professional services agreements including agreements with SONY, Toshiba America Consumer Products, Inc. and Toshiba Semiconductor.

We offer engineering development as engineering professional services to companies interested in having DVR technology developed for their products. In February 2002, we signed an agreement with DIRECTV making us the primary provider of DVR technology for DIRECTV’s integrated digital satellite receivers. We also have engineering professional services agreements with AOL Time Warner.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item 8. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

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

We recognize hardware revenues from the sales of our TiVo manufactured Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The cost associated with shipping and handling these Series2 TiVo-enabled DVRs are expensed as cost of hardware revenues. Fees for shipping and handling paid by customers and the associated costs are recognized under the provisions of EITF 00-10.

Lifetime Subscriptions

TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the best estimate of the useful life of the digital video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

Engineering Professional Services

Technology revenues for engineering professional services that are essential to the functionality of the software or involve significant customization or modification, are generally recognized using the percentage-of- completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of costs incurred to total estimated costs, an input method. We believe we are able to reasonably estimate, track and project the remaining progress toward completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL for which we use the percentage-of completion method for revenue recognition.

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

We recognize revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence of fair value is required for all undelivered elements in order to recognize license revenue. We have entered into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish vendor specific objective evidence for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort. During the fiscal year ended January 31, 2003, we recognized technology revenue of approximately $10.0 million and $2.7 million, respectively, of technology licensing and engineering professional services revenues from SONY.

We also recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in connection with arrangements consisting of a technology software license, engineering professional services and maintenance for the term of the contract. Contract accounting is applied to these arrangements due to significant customization of the software in the form of engineering professional services. There is no objective fair value of the maintenance since maintenance is included in the term of the contract with no quoted renewal rates or is mandatory in order to continue to manufacture the product. Therefore, we apply contract accounting by recognizing revenue to the extent of contract costs until the engineering customization services are complete. In accordance with SOP 81-1 paragraph 25 (c), we use a zero estimate of profit because “estimating the final outcome may be impractical except to assure that no loss will be incurred.” Since we cannot estimate the total amount of profit for all of the elements in the contract but we can estimate that no loss will be incurred, we are recognizing revenue at a zero profit margin until we are finished with the engineering professional services project and deliver the license. The remainder of the profit will be recognized on a straight-line basis over the period that the maintenance and basic DVR service, if applicable, are delivered. Amounts received prior to the recognition of revenue will be deferred. To date we have agreements with these arrangements with Toshiba Corporation, Toshiba Semiconductor and one other customer.

Consumer Rebates

In accordance with EITF 01-09, we recorded the maximum potential liability for our consumer rebate program since we cannot reasonably and reliably estimate the amount of rebates that will ultimately be redeemed. The maximum amount was estimated based on the number of receivers that were with sold or available for sale during the rebate period. As of January 31, 2003, we recorded an accrual of $4.4 million for rebates. Upon completion of the consumer rebate program, any unredeemed consumer rebate expense will be reversed. The consumer rebates are recognized as rebates, revenue share and other payments to channel in our consolidated financial statements.

Stock Based Compensation

We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB Opinion No. 25, which requires that only the intrinsic value of stock option grants be recognized as an expense on our consolidated statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in our consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards. Had we used SFAS No. 123 to value our employee stock option awards, our net loss and net loss per share would have been greater for all periods presented.

We also have issued warrants to non-employees for consulting services. We have used Black-Scholes option-pricing model to calculate the estimated fair market value of these warrants. Several assumptions are made in the model such as the term and risk-free rate of return. If market conditions at the time the non-employee exercises the warrants are different than those on the date on which the assumptions are based, the valuation of the warrants could significantly increase or decrease from the estimated calculations and our expense would be different.

Contingent Liabilities

The Company is involved in numerous lawsuits in the ordinary course of its business. We assess potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We accrue an estimated loss from these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2003, we have not accrued a liability for any of the lawsuits filed against us as the conditions for accrual have not been met.

Valuation Allowance Against Deferred Tax Assets

We provided a valuation allowance of $211.0 million against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of January 31, 2003 and 2002. The valuation allowance was recorded given the losses we incurred through January 31, 2003 and 2002 and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability, we will not fully realize the deferred tax benefits.

Results of Operations

On February 1, 2001, we announced a fiscal year end change from December 31 of each year to January 31 of each year. We changed our fiscal year-end because we experience our heaviest subscriber growth during the months of November, December and January following the retail cycle of the holiday season. We believe that the great majority of these activations are a result of DVRs purchased during the holiday season or received as holiday gifts and subsequently activated. We changed our fiscal year-end by one month in order to capture all of the activations due to the holiday season in the last quarter of our fiscal year. The months of November, December and January accounted for 47% and 44% of total new subscriptions for the fiscal years ended January 31, 2003 and 2002, respectively. We have experienced declines in our subscription growth from February through July, with the lowest growth usually in July. Typically, each year subscriptions begin to significantly increase in September. We believe that this is due in part to the “New Fall Season” programming lineups.

The following discussion of historical operating results compares the fiscal year ended January 31, 2003 to fiscal year ended January 31, 2002, and fiscal year ended January 31, 2002 to the fiscal year ended December 31, 2000, respectively. Although the January 31, 2002 and December 31, 2000 fiscal years are not identical year comparisons, we are including the periods in the discussion since both years have been audited. Because there is no comparable audited period and the Company believes that such a comparison would not aid the reader of this Annual Report in interpreting the historical trends of the Company’s results of operations, the Company has elected not to compare the one-month transition period ended January 31, 2001 to a comparable unaudited period in the prior calendar year.

Year Ended January 31, 2003 Compared to the Year Ended January 31, 2002

Service Revenues.    Service revenues for the year ended January 31, 2003 were $39.3 million, double the $19.3 million of service revenues for the year ended January 31, 2002. During the year ended January 31, 2003, we activated approximately 245,000 new subscriptions to the TiVo Service bringing the total installed subscription base to approximately 624,000 as of January 31, 2003, approximately 64% greater than the installed base as of January 31, 2002. We anticipate fiscal year 2004 will have continued revenue growth as our subscription base grows. Non-subscription revenues primarily includes advertising and sponsorship revenue from consumer companies and media networks that have provided content on the TiVo Service and from our audience measurement research customers. Revenues from advertising and research services included in service revenues were not material during these periods.

Technology Revenues.    Technology revenues consist of revenues generated from licensing our technology to consumer electronics companies and service providers for the purpose of creating an open standards platform design for DVRs. Also included in technology revenues are engineering professional services revenues for engineering services performed. Technology revenues for the year ended January 31, 2003 were $20.9 million due to the recognition of technology licensing and engineering professional services revenue compared to $100,000 for the fiscal year ended January 31, 2002. During the fiscal year ended January 31, 2003, one customer generated technology revenues of $12.7 million, which accounted for 12% of total revenues. We anticipate that we will recognize additional revenue from technology licenses and engineering professional services agreements in the fiscal year ending January 31, 2004. As of January 31, 2003, we have entered into four licensing agreements.

Hardware Revenues.    Hardware revenues for the fiscal year ended January 31, 2003 was $45.6 million compared to zero for the fiscal year ended January 31, 2002. During the fiscal year ended January 31, 2003, one customer generated $22.7 million of hardware revenues which accounted for 21% of total revenues. For comparability purposes, beginning in the quarter ended July 31, 2002 we are showing the revenue and cost of hardware revenues of Series2 platforms separately on the face of our financial statements. We introduced our new Series2 TiVo-enabled DVRs in January 2002. We sell these units to retailers and distributors, and directly to consumers through our online sales efforts.

Rebates, revenue share and other payments to channel.    During the fiscal year ended January 31, 2003, SONY and AT&T Broadband became customers of TiVo and we entered into several retailer agreements. In accordance with EITF 01-09, we concluded that the revenue share and subsidy payments made to these customers is presumed to be a reduction of the selling prices of our products or services and, therefore, should be characterized as a reduction of revenues when recognized on our income statement. Additionally, in accordance with EITF 01-09 we classified consumer rebates as a reduction of revenues for rebate programs that began October 1, 2002 and will end April 30, 2003. Also in accordance with EITF 01-09, we recorded the maximum potential liability for our consumer rebate programs based on the number of DVRs that were either sold or available for sale during the rebate periods. As of January 31, 2003, we recorded a $4.4 million accrual for consumer rebates. Following the final calculation of actual rebate fulfillment, we will reverse any unredeemed consumer rebate expense that was accrued.

Cost of service revenues.    Cost of service revenues for the fiscal year ended January 31, 2003 was $17.1 million compared to $19.9 million for the fiscal year ended January 31, 2002. Costs of revenues consist primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Total salaries and benefits for the fiscal year ended January 31, 2003 decreased 14% compared to the same time during the prior year due to reductions in staffing. Additionally, telecommunications and network expense decreased by 24%, or over $1.4 million, for the fiscal year ended January 31, 2003. This decrease was a result of continued reduction of the service cost per subscriber including using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per-subscriber cost of revenue.

Cost of technology revenues.    Cost of technology revenues consist of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of technology revenues was $8.0 million for the fiscal year ended January 31, 2003 compared to $62,000 for the fiscal year ended January 31, 2002.

Cost of hardware revenues.    Cost of hardware revenues for the fiscal year ended January 31, 2003 was $44.6 million compared to zero for the fiscal year ended January 31, 2002. Costs of hardware revenues include all product costs as well as direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses such as shipping costs. We expect these costs per unit to reduce over time as the cost of manufacturing the DVRs decreases.

Research and development expenses.    Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees. Research and development expenses for the fiscal year ended January 31, 2003 were $20.7 million, 24% lower than the year ago period. As a percentage of total revenues, research and development expenses were 20% for fiscal year ended January 31, 2003. Research and development expenses decreased from the fiscal year ended January 31, 2002 due to the redeployment of engineers from research and development activities to engineering professional services activities which are classified as costs of technology revenues. For the fiscal year ended January 31, 2003, engineering expenses increased 4% as compared to the prior year due to increased salary expense. We expect our research and development expenses to decline in the fiscal year ending January 31, 2004 due to agreements that include substantial funded engineering from our customers to TiVo. Research and development expenses that are related to the deployment of engineers to complete engineering professional services are classified as costs of technology revenues.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the fiscal year ended January 31, 2003 were $17.7 million, 39% lower than sales and marketing expenses for the corresponding fiscal year 2002 period. Sales and marketing expenses were 17% of total revenues for the fiscal year ended January 31, 2003. The largest contributor to the reduction of total sales and marketing expenses in terms of absolute dollars was ad media placement. Year over year, ad media placement decreased by 99% or

$9.5 million. Other contributors were public relation expense and trade show expense that declined year over year by 49% or $975,000 and by 75% or $733,000, respectively. We expect our marketing expenses for the fiscal year ending January 31, 2004 to be comparable to the fiscal year ended January 31, 2003.

Sales and marketing—related parties expense.    Sales and marketing—related parties expense consists of cash and non-cash charges related primarily to agreements with parties that held stock in us. Sales and marketing—related parties expense for the fiscal year ended January 31, 2003 were $30.5 million, 60% lower than sales and marketing—related parties expense in the corresponding fiscal year 2002 period.

Sales and marketing—related parties expense for the fiscal year ended January 31, 2003, consisted of cash charges of $16.4 million and non-cash charges of $14.1 million. Sales and marketing—related parties expense for the same period in the prior fiscal year consisted of cash charges of $62.2 million and non-cash charges of $13.6 million.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, SONY, Maxtor, formerly known as Quantum, and DIRECTV. Also included are media insertion orders paid to NBC and AOL. We have also agreed to share a portion of our revenues with some of our customers and consumer electronics manufactures in order to promote the TiVo Service and encourage the manufacture and distribution of the digital video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions. We had negotiated deferred payment schedules of payables due as of March 31, 2001 in the amount of $15.6 million reflected in accrued liabilities—related parties as of January 31, 2002. These amounts, including interest, were paid in full as of January 31, 2003.

The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL, Creative Artists Agency, LLC and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided. Approximately 38% of the total sales and marketing—related parties expense for the fiscal year ended January 31, 2003, $11.6 million, was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense related to the June 2000 Investment Agreement with AOL which was terminated by Funds Release Agreement in April 2002 (see Item 8. Note 10 to the Consolidated Financial Statements “AOL Relationship”).

To date, sales and marketing—related party expenses have accounted for the largest classification of expense and have been the largest contributor of our losses. Although it is still the largest component of total operating expenses, sales and marketing expenses—related parties decreased approximately 60% from the fiscal year ended January 31, 2002 to the fiscal year ended January 31, 2003. We expect to continue to reduce our sales and marketing—related parties expense for our fiscal year ending January 31, 2004 because of the cessation of certain obligations.

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the fiscal year ended January 31, 2003, were $14.5 million, 23% lower than general and administrative expenses in the corresponding fiscal year 2002 period. As a percentage of total revenues and hardware revenues, general and administrative expenses were 14% for the fiscal year ended January 31, 2003. A 30% reduction in consulting expenses for the fiscal year ended January 31, 2003 largely contributed to the reduction in total expenses. We expect to hold headcount and expenses flat to slightly higher during fiscal year ending January 31, 2004.

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments was $4.5 million for the fiscal year ended January 31, 2003, 107% higher than interest income in the corresponding period in fiscal year 2002. The increase is a largely a result of the release from the escrow account to us of $3.9 million in interest earned on the restricted cash from the agreement with AOL.

Interest expense and other.    Total interest expense and other was $27.6 million for the fiscal year ended January 31, 2003. Interest expense and other for the fiscal year ended January 31, 2003, consisted of cash charges of $3.4 million and non-cash charges of $ 24.2 million. Interest expense and other for the same period in the prior fiscal year consisted of cash charges of $2.7 million and non-cash charges of $4.7 million.

This expense includes the coupon interest expense of $2.0 million related to the convertible notes and the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $16,000. Additionally $24.2 million is attributable to the amortization of debt discount and issuance costs related to the convertible notes. Of the total interest expense and other, $1.3 million was related to interest expense—related parties for the fiscal years ended January 31, 2003. This includes $1.0 million related to the convertible notes and $299,000 for interest expense payable to our customers and consumer electronics manufacturers according to negotiated deferred payment schedules. For the fiscal year ended January 31, 2002, interest expense and other was $7.4 million. This includes the coupon interest expense of $1.0 million on the convertible notes payable and $4.5 million of interest expense related to the debt issuance costs for the convertible senior notes. Also included is the amortization of the value assigned primarily to the Comdisco warrant for interest expense of $71,000. Of the total interest expense and other, $1.6 million was related to interest expense—related parties for the fiscal year ended January 31, 2002. This includes $1.2 million for interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

Provision for income taxes.    Income tax expense for the years ended January 31, 2003 and 2002 was $425,000 and $1.0 million, respectively, due to tax withheld by the government of Japan as foreign source income tax from payments made by SONY Corporation under the terms of our technology licensing agreement with SONY.

Series A convertible preferred stock dividend.    Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. The dividends payable for the fiscal year ended January 31, 2003 were $220,000 compared to $3.0 million for the fiscal year ended January 31, 2002. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002. As of September 13, 2002, all remaining shares of Series A convertible preferred stock were converted into 1,111,861 shares of our common stock.

Accretion to redemption value of convertible preferred stock.    As a result of our repurchase of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs incurred last fiscal year were accreted during the three months ended April 30, 2002. Prior to the first quarter of fiscal year 2003, these issuance costs were classified as additional paid-in capital for the Series A redeemable convertible preferred stock.

Year Ended January 31, 2002 Compared to the Year Ended December 31, 2000

Service revenues.    Service revenues for the year ended January 31, 2002 were $19.4 million, over 300% higher than the year ended December 31, 2000 revenue of $3.6 million. The increase is attributable to increased customer subscriptions to the TiVo Service. During the year ended January 31, 2002, we activated approximately 226,000 new subscribers to the TiVo Service bringing the total installed subscriber base to approximately 380,000 as of January 31, 2002, more than double the installed base as of December 31, 2000.

Cost of service revenues.    Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Cost of services for the year ended January 31, 2002 was $19.9 million compared to $18.4 million for the year ended December 31, 2000. This 8% increase was primarily attributable to service center expenses resulting from the increase in number of activations. Total salaries and benefits accounted for 12% of the total increase due to the expansion of the scalable call center department. We have reduced our per-subscriber cost of revenue over the prior fiscal year.

Research and development expenses.    Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the digital video recorder that enables the TiVo Service. Research and development expenses for the year ended January 31, 2002 were $27.2 million, 12% higher than the year ended December 31, 2000. The increase in absolute dollars was a result of continued investments in the improvement and addition of features and functionality of current products as well as the design of new platforms. As a result of the hiring of additional engineers instead of using consultants, total salaries expenses increased 23%.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the year ended January 31, 2002 were $29.1 million compared to $97.1 million for the year ended December 31, 2000. The 70% decrease in expenses was attributable to reduced expenditures for advertising, public relations and trade shows in connection with the continued retail marketing campaign of the TiVo Service and the digital video recorder that enables the TiVo Service. This is due to the initiatives we have put in place with our consumer electronics manufacturers to maximize our joint marketing effectiveness with much lower levels of cash investment by TiVo and by reducing our direct advertising expenses.

Sales and marketing—related parties expense.    Sales and marketing—related parties expense consist of cash and non-cash charges related primarily to agreements with AOL, DIRECTV, Philips, SONY, Quantum, and Creative Artists Agency, LLC (“CAA”) all of which hold TiVo stock Sales and marketing—related parties expense for the year ended January 31, 2002 was $75.8 million compared to $53.6 million for the year ended December 31, 2000. The increase in sales and marketing—related parties expense is primarily attributable to the activations of subscribers to the TiVo Service and AOL media insertion orders.

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

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, SONY, Quantum and DIRECTV. Additionally included are media insertion orders paid to NBC, Discovery and AOL. Subsidies are formula based payments to our consumer electronics manufacturers in exchange for key activities and results. The formulas are periodically adjusted based on our consumer electronics manufacturers’ manufacturing costs and selling prices. A portion of the subsidy is payable after shipment and the balance is payable after the subscription is activated. We have also agreed to share a portion of our revenues with some of our consumer electronics manufacturers in order to promote the TiVo Service and encourage the manufacture and distribution of the digital video recorders that enable the TiVo Service. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscribers. We have negotiated deferred payment schedules of payables due as of March 31, 2001 with certain customers and consumer electronics manufacturers in the amount of $15.6 million. In general, interest started accruing from March 31, 2001 and beginning in October of 2001, we have made payments including interest for the deferred amounts as well as have continued to pay current payables on a timely basis.

General and administrative expenses.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the year ended January 31, 2002 increased 32% to $18.9 million compared to $14.3 million for the year ended December 31, 2000. Salaries, employee benefits and temporary expenses increased 41%. Most of the increase was due to headcount hired at the end of fiscal year ended January 31, 2001.

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

Interest income.    Interest income resulting from cash and cash equivalents held in interest bearing accounts and short term investments was $2.2 million for the year ended January 31, 2002 compared to $7.9 million for the year ended December 31, 2000, as cash balances have declined combined with lower interest rates prevailing in the U.S. market.

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

Interest expense—related parties.    Interest expense—related parties was $1.6 million for the year ended January 31, 2002. This includes $1.2 million for interest expense payable to our strategic consumer electronics manufacturers according to negotiated deferred payment schedules and notes payable—related parties.

Provision for income taxes.    Income tax expense for the year ended January 31, 2002 was $1.0 million due to tax withheld by the government of Japan as foreign source income tax from payments made by SONY Corporation under the terms of the technology licensing agreement.

Series A convertible preferred stock dividend.    Under the terms of the Series A convertible preferred stock, the Company is required to pay dividends to the Series A convertible preferred stockholders. The dividends payable for the year ended January 31, 2002 was $3.0 million for the year ended December 31, 2000 was $1.5 million, respectively. The dividends are payable quarterly as declared by our board of directors.

Liquidity and Capital Resources

From inception through January 31, 2003, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities, the proceeds from our initial public offering and the August 2001 private placement of convertible debt with warrants. Our cash resources are subject, in part, to the amount and timing of cash received from our subscribers, licensing and engineering professional services customers, and hardware customers. At January 31, 2003, we had $44.2 million of cash and cash equivalents. We believe these funds and funds generated from operations represent sufficient resources to fund operations, capital expenditures and working capital needs through the fiscal year ending January 31, 2004.

Cash impact of changes to our business model.    Over the past few years we have significantly changed our business to reduce emphasis on deployment and focus on accelerating our progress towards profitability. There were three components to this change:

•	First, we significantly reduced the subsidies we agreed to pay to consumer electronics manufacturers to distribute TiVo-enabled platforms. This has lead to a significant reduction in our sales and marketing expenses. Our sales and marketing expenses for the fiscal year ended January 31, 2003 were $48.1 million, compared with $104.9 million during the fiscal year ended January 31, 2002.

•

Second, we modified our agreements with DIRECTV so that DIRECTV took on the responsibility for customer acquisition, customer support, and service pricing for subscribers to the TiVo Service through DIRECTV. We restructured our relationship so that DIRECTV pays us per-household monthly fees for the right to provide their customers with TiVo services. We expect the change in this relationship to increase growth in subscriptions to TiVo-enabled services and thus enable us to accelerate development of our advertising and audience measurement research revenue streams. Although we expect that reported revenues and gross profit from each DIRECTV subscription will decrease relative to past periods, we also expect cost of service revenues and subscriber acquisition costs per new subscriber to decrease.

•	Third, we have focused on selling technology licenses and engineering professional services, which generates cash, and, through our relationships with licensees and engineering professional services customers, may increase deployment of TiVo-enabled products or other streams of revenue. This has lead to the recognition of an additional $20.9 million of revenues in the fiscal year ended January 31, 2003.

The combination of these factors and the growing base of recurring revenues from our subscriptions significantly reduced our net cash used in operating activities during the fiscal year ended January 31, 2003, resulting in positive net cash from operating activities in the quarter ended January 31, 2003.

Statement of Cash Flows Discussion

Net cash used in operating activities was $33.2 million for the fiscal year ended January 31, 2003. During this same period, we continued to provide the TiVo Service, incurring a net loss of $80.6 million. Uses of cash from operating activities included a decrease in accrued liabilities-related parties of $23.3 million, a decrease in deferred revenue-related parties of $5.4 million, an increase in accounts receivable of $3.7 million, a decrease in notes payable-related parties of $2.3 million, a decrease in other long-term liabilities of $1.2 million, an increase in prepaid expenses of $516,000 and an increase in prepaid expenses-related parties of $310,000. Sources of cash provided by operating activities consisted of an increase in deferred revenue of $11.2 million, an increase in long-term deferred revenue of $8.8 million, an increase in accounts payable of $8.3 million a decrease in accounts receivable-related parties of $5.4 million and an increase in accrued liabilities of $5.4 million

Cash from deferred revenues has increased because we sell lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net cash used in investing activities for the fiscal year ended January 31, 2003 was $1.4 million for the acquisition of property and equipment.

Net cash provided by financing activities was $26.4 million for the fiscal year ended January 31, 2003. Uses of cash included $538,000 for payment on a capital lease and $220,000 for payment of the Series A redeemable convertible preferred stock dividend. We obtained $25.0 million in cash, less cash financing expense of $650,000, from the issuance of common stock and warrants. Additionally, $1.5 million was obtained from the issuance of common stock for stock options exercised and $1.3 million was obtained from the issuance of common stock through our employee stock purchase plan

Financing agreements

7% Convertible Senior Notes Due 2006.    On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who are existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002 (see Item 8. Note 7. “Convertible Notes Payable”).

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

On October 7, 2002, we entered into an agreement for the issuance of common stock and warrants for cash of $25.0 million to institutional investors. Pursuant to the terms of the indenture governing the notes, we attributed a value of $3.23 per share to the common stock issued in this transaction, which was less than the “effective” conversion price of the notes at that time of $3.41 per share. Accordingly, we were required pursuant to the terms of the indenture governing the notes as described below to reduce the conversion price of the notes from $4.21 per share to $3.99 per share so that the “effective” conversion price of the notes would equal to the value of this common stock. The adjustment to the “effective” conversion price resulted in an increase to the value of the beneficial conversion on the notes of $3.2 million and we recorded additional debt discount of this amount, which will be amortized as interest expense over the remaining term of the notes or until the notes are converted.

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions and thereby simplify our capital structure and reduce future cash interest payment obligations. During this period, $22,701,000 principal amount of the $43,151,000 outstanding principal amount of the notes were converted to an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22,701,000 principal amount of notes at $3.99 per share.

We entered into a registration rights agreement with the holders of 375,216 of the additional shares issued upon conversion of the notes which were “restricted securities” as defined by Rule 144 under the Securities Act of 1933, as amended. Pursuant to this registration rights agreement, we filed with the Securities and Exchange Commission a shelf registration statement covering the resale of the 375,216 additional restricted shares and have agreed to use our best efforts to cause that registration statement to be declared effective as promptly as practicable. We have agreed to use our best efforts to keep this shelf registration statement continuously, subject to certain blackout periods, effective until the earlier of the sale under the registration statement of all transfer restricted securities (as defined in the registration rights agreement) or two years after the date on which we issued the notes from which these shares were converted.

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

Acqua Wellington Agreements.    On January 10, 2002, we sold to Acqua Wellington North American Equities Fund, Ltd. 2,147,239 shares of our common stock at $6.52 per share, pursuant to a common stock purchase agreement we entered into with Acqua Wellington on December 21, 2001. Our net proceeds from this sale were approximately $13.8 million, after deducting our estimated sales expense. (see Item 8. Note 8. “Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity”). We used the net proceeds from this sale for general corporate purposes, including funding research, development, sales and marketing, increasing our working capital, reducing our indebtedness, and for capital expenditures. During February 2002, we entered into a second common stock purchase agreement with Acqua Wellington which, under certain circumstances, allowed us to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of our common stock. This common stock purchase agreement expired April 13, 2003 pursuant to its terms and was not utilized.

AOL Agreement.    On April 29, 2002 under the terms of the Funds Release Agreement, the interest earned on the restricted funds, which totaled approximately $3.9 million, was released to TiVo and recognized as interest income On April 30, 2002, we entered into a Development and Distribution Agreement with AOL. AOL made an up-front payment of $4.0 million under this agreement.

Common Stock Offering.    On October 7, 2002, we executed a purchase agreement with certain institutional investors to issue and sell 6,963,788 shares of our common stock, par value $.001 per share, for a per share purchase price of $3.59 and an aggregate purchase price of $25,000,000, plus warrants to purchase 1,323,120 shares of our common stock with a term of three years and an exercise price of $5.00 per share and warrants to purchase an additional 1,323,120 shares of our common stock with a term of four years and an exercise price of $5.00 per share. The shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants were registered pursuant to our universal shelf registration statement on Form S-3, as amended. The offering closed on October 8, 2002 with net proceeds of approximately $24,350,000 after deducting our cash offering expenses of approximately $650,000. We are using the net proceeds from this offering for general corporate purposes, which may include funding research and development, sales and marketing expenses, capital expenditures and as part of our working capital.

Operating Activities

We have agreed to share a substantial portion of our subscription and other fees with some of our customers, consumer electronics manufacturers and retailers in order to promote the TiVo Service and encourage the manufacture and distribution of the DVRs that enable the TiVo Service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple parties. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscribers, broaden market acceptance of digital video recorders and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations. Expenses paid in exchange for marketing services to our consumer electronics manufacturers who are also stockholders are recognized as “sales and marketing—related parties expenses.” Expenses paid in exchange for marketing services to our consumer electronics manufacturers that are not our stockholders are recognized as “sales and marketing expenses.” Expenses paid in exchange for marketing services to our customers are recognized as a reduction of revenue as “rebates, revenue share and other payments to channel”.

Although we intend to reduce subsidy payments in the future, in certain agreements we agreed to pay our customers a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments varies depending upon the manufacturing costs and selling prices. In addition, in the event our consumer electronics manufacturers are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronics and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo Service.

As a result of the modification of the Strategic Alliance Agreement dated August 30, 2000, as amended between TiVo and British Sky Broadcasting Limited, or BSkyB, on April 29, 2002, we agreed, at our discretion, on July 1, 2002 to either (a) issue and deliver to BSkyB restricted shares of our common stock equal in value to an aggregate sum of $2.5 million or (b) to make a cash payment to BSkyB in U.S. dollars in an amount equal to $2.5 million. On July 1, 2002 we issued 633,072 shares of our common stock to BSkyB in settlement of this obligation.

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between TiVo and Thomson Mulitmedia, on July 1, 2002, we agreed at our discretion to issue and deliver to Thomson Multimedia restricted shares of our common stock equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expenses due to Thomson Multimedia for the first calendar quarter of 2002. On July 2, 2002 we issued 379,843 shares of our common stock to Thomson Multimedia in settlement of this obligation.

Additionally, a substantial portion of our contractual cash obligations come from our convertible notes due in 2006. Based principally on the temporary reduction in the conversion price of the convertible notes in the fourth quarter, approximately $23 million principal amount of the convertible notes were converted into equity during the fiscal year ended January 31, 2003, reducing our cash interest payment obligations and the principal amount due upon maturity of these notes.

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

Our future capital requirements will depend on a variety of factors, including market acceptance of the digital video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our current and new customers;

•	to expand our engineering professional services business;

•	to manufacture the Series2 TiVo-enabled DVRs; and

•	for general corporate purposes.

We have commitments for future lease payments under facilities operating leases of $13.1 million as of January 31, 2003.

As of January 31, 2003, we had contractual obligations to make the following cash payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Operating leases	$13,108,000	$3,099,000	$9,736,000	$273,000	$—
Long-term convertible notes payable at face value	20,450,000	—	—	20,450,000	—
Coupon interest on long-term convertible notes payable	5,726,000	1,432,000	2,863,000	1,431,000	—

Total contractual cash obligations	$39,284,000	$4,531,000	$12,599,000	$22,154,000	$—

Although payments under the facilities operating lease are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our facilities lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

Other commercial commitments as of January 31, 2003, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letter of credit	$477,000	$—	$—	$477,000	$—

Total commercial commitments	$477,000	$—	$—	$477,000	$—

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

We have recognized very limited revenue, have incurred significant losses and have had substantial negative cash flow. During the fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, we recognized net revenues of $96.0 million, $19.4 million, $359,000 and ($1.5) million, respectively. As of January 31, 2003, we had an accumulated deficit of $545.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. It may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. DVR services are a new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

We face a number of challenges in the sale and marketing of the TiVo Service and products that enable the TiVo Service.

Our success depends upon a continually successful retail marketing of the TiVo Service and related DVRs, which began in the third quarter of calendar year 1999.

Many consumers are not aware of the benefits of our products.    DVR products and services represent a new, untested consumer electronics category. Retailers, consumers and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo Service since 1999 and many consumers are not aware of its benefits and therefore, may not value the TiVo Service and products that enable the TiVo Service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscribers. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo Service or purchase the products that enable the TiVo Service.

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

It is expensive to establish a strong brand.    We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the digital video recorder market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscribers or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscribers and effectively compete in the digital video recorder market.

We rely on our customers and consumer electronics manufacturers to market and distribute our products and services.    In addition to our own efforts, our customers and consumer electronics manufacturers distribute

DVRs that enable the TiVo Service. We rely on their sales forces, marketing budgets and brand images to promote and support DVRs and the TiVo Service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo Service. The loss of one or more of these companies could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support DVRs and other devices that enable the TiVo Service. We also expect to rely on DIRECTV and other partners to provide marketing support for the TiVo Service. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo Service. If we are unable to provide adequate marketing support for DVRs and the TiVo Service, our ability to attract subscribers to the TiVo Service will be limited.

We have agreed to share a substantial portion of the revenue we generate from subscription fees with some of our customers and consumer electronics companies. We may be unable to generate enough revenue to cover these obligations.

We have agreed to share a substantial portion of our subscription and other fees with some of our customers and consumer electronics manufacturing companies in exchange for manufacturing, distribution and marketing support, and discounts on key components for DVRs. Under these agreements, we may be required to share substantial portions of the subscription and other fees attributable to the same subscriber with multiple companies. These agreements also require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo Service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscribers, broaden market acceptance of digital video recorders and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

In addition, we face the following risks in relying on these third parties:

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services.    We have manufactured a certain amount of the DVRs that enable the TiVo Service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics manufacturers to manufacture and distribute DVRs that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our consumer electronics manufacturers to reach sufficient production volume of DVRs to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the DVRs that enable the TiVo Service. Delays, product shortages, and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of DVRs in the future, we may be unable to establish additional relationships on acceptable terms.

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

Tribune is the sole supplier of the program guide data for the TiVo Service. On June 1, 1998 we entered into a television listing agreement with Tribune. Tribune agreed to provide program guide data for the TiVo Service in exchange for a monthly fee. In the event that we request format changes or require additional services, Tribune may increase its fees depending on the change in service requested. The term of the television listing agreement was for eighteen months and automatically renews for one year periods unless either party provides written notice of termination. On November 10, 1998, we entered into a data license agreement with Tribune Media Services which sets forth a schedule of fees for the program guide data provided to us. The term of the data license agreement was for twenty-one months and automatically renews for one year periods unless either party provides written notice of termination.

Because we do not require customized components from NEC, Broadcom or ATMEL suppliers, we do not have binding supply agreements with these suppliers. Therefore, they are not contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

If our arrangements or our consumer electronics manufacturers’ arrangements with NEC, Broadcom, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product availability.

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

We have entered into agreements with our consumer electronics manufacturers to manufacture DVRs that enable the TiVo Service. Although we intend to reduce subsidy payments in the future, in certain agreements we have agreed to pay our manufacturers a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturers are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo Service.

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

We will need to provide acceptable customer support, and any inability to do so will harm our brand and ability to generate and retain new subscribers.    Our ability to increase sales, retain current and future subscribers and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the DVR and becoming acquainted with the features and functionality of the TiVo Service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo Service and DVR will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscribers and could cause harm to our reputation and brand.

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

In the future, tiered pricing for the TiVo Service may reduce our average revenue per user.

We may elect to offer additional tiers of the TiVo Service at various price points. Additionally, our licensees may produce TiVo-enabled devices that bundle a subscription to a TiVo Service tier along with the up-front hardware cost to the consumer.

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

The digital video recorder market is new and rapidly evolving and we expect competition from a number of sources, including:

Companies offering similar products and services.    We are likely to face intense direct competition from companies such as Microsoft, OpenTV, NDS, Canal+ Technologies, EchoStar Communications Corp., Digeo’s Moxi Digital, Metabyte Networks, Gotuit and D&M Holdings. These companies offer, or have announced their intention to offer, products with one or more of the TiVo Service’s functions or features and, in some instances, combine these features with Internet browsing or traditional broadcast, cable or satellite television programming. For example, Microsoft launched UltimateTV in spring 2001 which combined DIRECTV satellite programming reception, DVR functionality, WebTV email and web browsing features into one box. EchoStar released two versions of DVRs, one with basic DVR functionality and the other with dual-tuner functionality, utilizing EchoStar Dish Network satellite reception. EchoStar has announced plans for future DVR products that incorporate greater disk capacity, enhanced interactive features and high definition TV capability. Scientific-Atlanta is currently rolling out an integrated digital cable DVR set-top box to cable operators including Time Warner Cable. This product combines digital and analog cable reception with dual-tuner DVR functionality, and uses DVR software from Metabyte Networks and Keen Personal Media. Motorola has licensed DVR technology from ReplayTV and Gotuit, and has announced its own plans for integrated cable DVRs. In addition, both Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for Charter Communications, a major cable television operator, using Moxi Media Center software from Digeo.

Many of these companies have greater brand recognition and market presence and substantially greater financial, marketing and distribution resources than we do. Some of these companies also have established relationships with third party consumer electronics manufacturers, network operators and programmers, which could make it difficult for us to establish relationships and enter into agreements with these third parties. Some of these competitors also have relationships with our strategic partners.

In addition, various consumer electronics companies, including Thomson Multimedia, are producing, or have announced their intention to produce, no-fee, basic functionality DVRs. Faced with this competition, we may be unable to expand our market share and attract an increasing number of subscribers to the TiVo Service.

Companies licensing DVR technologies.    We expect to continue to generate a substantial portion of our revenues from licensing fees. Our licensing strategy focuses on producing and enhancing DVR standards in order to promote mass deployment of consumer electronics platforms capable of running the TiVo Service, generating not only licensing fees, but also subscription revenues. Therefore, our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our customers and, in turn, upon our customers and consumer electronics manufacturers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, Metabyte Networks, NDS, Canal+ Technologies, D&M Holdings, Digeo and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to manufacturers of DVRs. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

Established competition for advertising budgets.    Digital video recorder services, in general, and TiVo, specifically, also competes with traditional advertising media such as print, radio and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo Service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast forward through commercials will reduce the effectiveness of general television advertising. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast forward through commercials will reduce the effectiveness of general television advertising.

Entertainment companies may claim that some of the features of our DVRs violate copyright laws, which could force us to incur significant cost in defending such actions and impact our ability to market the TiVo Service and the products that enable the TiVo Service.

Although we have not been the subject of such actions to date, one of our competitors’ digital video recorders is currently the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits allege that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo Series2 DVRs have some, but not all, of the same features, including the ability to fast forward through commercials and the ability to delete recordings only when instructed. Based on market or consumer pressures, we may decide in the future to add additional features similar to our competitor’s or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo Service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

Our relationship with DIRECTV could be affected by a proposed acquisition of Hughes Electronics by News Corp.

In April 2003, News Corp. announced its intention to acquire 34% of Hughes Electronics, the parent company of DIRECTV.

If this proposed transaction occurs, it is possible that DIRECTV under News Corp. control could seek to transition to an alternate DVR technology platform, such as that created by NDS, which is owned by News Corp. It is also possible that News Corp. could slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs.

If we are unable to introduce new products or services, or if our new products and services are unsuccessful, the growth in our subscriber base and revenues may suffer.

To attract and retain subscribers and generate revenues, we must continue to add functionality and content and introduce products and services which embody new technologies and, in some instances, new industry standards. This challenge will require hardware and software improvements, as well as new collaborations with programmers, advertisers, network operators, hardware manufacturers and other strategic partners. These activities require significant time and resources and may require us to develop and promote new ways of generating revenue with established companies in the television industry. These companies include television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers. In each of these examples, a small number of large companies dominate a major portion of the market and may be reluctant to work with us to develop new products and services for digital video recorders. If we are unable to further develop and improve the TiVo Service or expand our operations in a cost-effective or timely manner, our ability to attract and retain subscribers and generate revenue will suffer.

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

The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides.    Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of at least seven patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo Service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the digital video recorder industry. These organizations or individual media companies may attempt to require companies in the digital video recorder industry to obtain copyright or other licenses. A number of articles have appeared in the press regarding the formation of a consortium of broadcast and cable television networks called the Advanced Television Copyright Coalition. Some of those articles have indicated that the coalition is prepared to support litigation and to explore legislative solutions unless the members of the digital video recorder industry agree to obtain license agreements for use of the companies’ programming. We have received letters from Time Warner Inc. and Fox Television stating that these entities believe our digital video recorder service exploits copyrighted networks and programs without the necessary licenses and business arrangements. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs and adversely affect our business.

If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers, including the TiVo defendants, was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our executive officers were dismissed as defendants in the complaint. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

The delivery of television programming through the TiVo Service and a DVR represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation or the enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

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

Uncertainty in the marketplace regarding the use of data from subscribers could reduce demand for the TiVo Service and result in increased expenses.    Consumers may be concerned about the use of viewing information gathered by the TiVo Service and DVR. Currently, we gather anonymous information about our subscribers’ viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

Factors that may affect our quarterly operating results include:

•	demand for DVRs and the TiVo Service;

•	the timing and introduction of new services and features on the TiVo Service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic relationships;

•	entering into new or terminating existing strategic partnerships;

•	changes in the subsidy payments we make to certain strategic relationships;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our licensing agreements;

•	loss of subscribers to the TiVo Service; and

•	general economic conditions.

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

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

The nature of some of our relationships may restrict our ability to operate freely in the future.

From time to time, we may engage in discussions with other parties concerning relationships, which may include equity investments by such parties in our company. We currently have such relationships with companies, including America Online, or AOL, DIRECTV, SONY and Philips. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on the operation of our business in the future.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may affect our ability to be in compliance with such new corporate governance provisions in the future.

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. The new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. We expect these developments to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations. We may not be successful in complying with these requirements at all times.

The current legislative and regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for guarantees, restructuring charges and stock options, some of which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principals or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting policies, including with respect to the recognition of revenue from our lifetime subscriptions, our results of operations could be significantly impacted.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

Although we have dismissed Arthur Andersen as our independent public accountants and engaged KPMG LLP, our consolidated financial statements as of and for the one-month transition period ended January 31, 2001, and the fiscal years ended December 31, 2000 and 1999 have only been audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. On October 16, 2002, Arthur Andersen was sentenced to five years probation and fined $500,000 as a result. In light of the jury verdict and the underlying events, Arthur Andersen informed the Securities and Exchange Commission that it would cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. Substantially all of Arthur Andersen’s personnel have already left the firm, including the individuals responsible for auditing our audited financial statements included or incorporated by reference in this Quarterly Report on Form 10-Q. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

In addition, in connection with the re-audit by KPMG LLP of our fiscal year 2002 financial statements and the resulting restatement of such financial statements, Arthur Andersen has informed us that it has withdrawn its audit report dated March 28, 2002. In our financial statements attached to this annual report on Form 10-K, we have included a copy of the audit report of Arthur Andersen dated March 2, 2001 included in our transition report on Form 10-K/T filed on April 30, 2001 without Arthur Andersen’s consent in reliance on Rule 2-02(e) of Regulation S-X. Because Arthur Andersen has not consented to the inclusion of their audit report dated March 2, 2001 in this annual report on Form 10-K and has withdrawn its audit report dated March 28, 2002, investors’ ability to recover against Arthur Andersen with respect to the financial statements included in this annual report on Form 10-K may be limited.

Moreover, as a public company, we are required to file with the Securities and Exchange Commission periodic financial statements audited or reviewed by an independent public accountant. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen so long as a reasonable effort is made to have Arthur Andersen reissue its audit reports and to obtain a manually signed audit report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its audit report on our audited financial statements incorporated by reference in this annual report on Form 10-K. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

The large number of shares available for future sale could adversely affect the market price for our stock.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock.

Several of our significant stockholders own a substantial number of our shares. As of January 31, 2003 AOL owned 6,726,890 shares of our common stock and presently exercisable warrants to purchase an additional 295,428 shares of our common stock. On January 31, 2003 AOL also held unvested warrants to purchase an aggregate of 5,207,806 shares of our common stock, which pursuant to their terms can never be exercisable. As of January 31, 2003 DIRECTV, Inc. owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares. We have granted DIRECTV demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and DIRECTV may sell their shares in registered offerings pursuant to their registration rights, and AOL and DIRECTV may sell their shares in accordance with Rule 144 under the Securities Act. Subsequent to January 31, 2003 DIRECTV transferred its TiVo shares and warrants to Hughes Electronics.

In addition, in August 2001, we issued $51,750,000 aggregate principal amount of our convertible senior notes due 2006, of which, as of January 31, 2003, there was $20,450,000 in principal amount still outstanding. As of January 31, 2003, these notes were convertible into 5,125,310 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of January 31, 2003. Pursuant to a registration rights agreement with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of January 31, 2003, options to purchase a total of 11,438,096 shares were outstanding under our option and equity incentive plans, and there were 9,619,303 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

We amended our agreements with Thomson Multimedia and BSkyB in order to enable us to issue common stock to reduce or eliminate some of our cash payment obligations to them. As a result of these amendments, in July 2002, we issued 633,072 shares and 379,843 shares to BSkyB and Thomson Multimedia, respectively. Under our agreement with Thomson Multimedia, we can continue to satisfy future cash payment obligations, in part, in shares of common stock. We may negotiate similar amendments to our agreements with other customers in order to reduce our cash payment obligations in the future.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 15, 2003, our common stock has closed between $71.50 per share and $2.55 per share, closing at $5.01 on April 15, 2003. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

•	Announcements by us or our competitors of the creation, developments under or termination of significant strategic relationships, joint ventures, significant contracts or acquisitions;

•	Fluctuations in the market prices generally for technology and media-related stocks;

•	Fluctuations in general economic conditions;

•	Fluctuations in interest rates;

•	Market conditions affecting the television and home entertainment industry and the technology sector;

•	Fluctuations in operating results; and

•	Additions or departures of key personnel.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. The reader is strongly urged to read the information set forth under the captions “Part I, Item 1, Business,” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal amounts and related weighted average interest rates as of January 31, 2003 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents	$44,201,000
Average interest rate	2.34%

In future quarters the conversion price on the convertible notes may be reduced if we issue securities below a certain price. See “Factors That May Affect Future Operating Results—If the conversion price on the notes were reduced, it would result in dilution to the existing holders of our common stock.” In addition, a reduced conversion price on the convertible notes would increase the beneficial conversion calculation, thus increasing our interest expense.

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed to interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 53 to 94 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the “Company”) as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of TiVo Inc. for the one-month ended January 31, 2001 and for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before the revision described in Note 2 to the consolidated financial statements in their report dated March 2, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of TiVo Inc. and subsidiaries for the one-month ended January 31, 2001 and for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been restated to reflect the adoption of Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products).” We audited the adjustments described in Note 2 that were applied to restate the consolidated statements of operations for the one-month ended January 31, 2001 and for the year ended December 31, 2000. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of TiVo Inc. and subsidiaries for the one-month ended January 31, 2001 and for the year ended December 31, 2000 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of TiVo Inc. and subsidiaries for the one-month ended January 31, 2001 and for the year ended December 31, 2000 taken as a whole.

/s/    KPMG LLP

Mountain View, California

February 28, 2003

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

/s/    ARTHUR ANDERSEN LLP

San Francisco, California

March 2, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original audit report dated March 2, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Transition Report on Form 10-KT filed on April 30, 2001, and has not been reissued by Arthur Andersen LLP since that date. Our consolidated financial statements for the fiscal year ended January 31, 2002 have been re-audited by and are reported on by KPMG LLP at page 60 of this Annual Report on Form 10-K. Based on the re-audit, we have been informed by Arthur Andersen LLP that Arthur Andersen LLP has withdrawn its audit report dated March 28, 2002. We are including this copy of the March 2, 2001 Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

TIVO INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2003	January 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,201,000	$52,327,000
Restricted cash	—	51,735,000
Accounts receivable, net of allowance for doubtful accounts of $8,000 and $23,000	5,839,000	2,185,000
Accounts receivable—related parties	1,271,000	6,687,000
Inventories	7,273,000	—
Prepaid expenses and other	2,376,000	3,916,000
Prepaid expenses and other—related parties	2,851,000	7,541,000

Total current assets	63,811,000	124,391,000
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation	12,143,000	18,146,000
Prepaid expenses and other	1,392,000	2,515,000
Prepaid expenses and other—related parties	4,974,000	4,882,000

Total long-term assets	18,509,000	25,543,000

Total assets	$82,320,000	$149,934,000

LIABILITIES, CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,260,000	$7,003,000
Accrued liabilities	13,980,000	12,618,000
Accrued liabilities—related parties	3,359,000	26,640,000
Deferred interest income on restricted cash	—	3,735,000
Notes payable—related parties	—	2,262,000
Deferred revenue	24,000,000	12,786,000
Deferred revenue—related parties	6,077,000	11,427,000
Current portion of obligations under capital lease	—	536,000

Total current liabilities	62,676,000	77,007,000
CURRENT REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A Redeemable convertible preferred stock, par value $0.001, redemption value $30.00:
Issued and outstanding shares are zero and 1,600,000, respectively	—	2,000
Additional paid-in capital	—	46,553,000

Total current redeemable convertible preferred stock	—	46,555,000

Total current liabilities and current redeemable convertible preferred stock	62,676,000	123,562,000
LONG-TERM LIABILITIES
Long-term portion of obligations under capital lease	—	2,000
Convertible notes payable (face value $10,450,000 and $29,250,000, respectively)	4,265,000	18,315,000
Convertible notes payable—related parties (face value $10,000,000 and $15,000,000, respectively)	3,920,000	9,426,000
Deferred revenue	32,373,000	23,552,000
Deferred rent and other	3,783,000	5,021,000

Total long-term liabilities	44,341,000	56,316,000

Total liabilities and current redeemable convertible preferred stock	107,017,000	179,878,000

COMMITMENTS AND CONTINGENCIES (see Note 16)

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares are zero and 1,111,861, respectively	$—	$1,000
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 63,918,686 and 47,411,355, respectively	64,000	47,000
Additional paid-in capital	522,101,000	449,829,000
Deferred compensation	—	(1,099,000)
Prepaid marketing expense	(1,003,000)	(14,183,000)
Note receivable—related parties	(627,000)	(1,568,000)
Accumulated deficit	(545,232,000)	(462,971,000)

Total stockholders’ deficit	(24,697,000)	(29,944,000)

Total liabilities, current redeemable convertible preferred stock and stockholders’ deficit	$82,320,000	$149,934,000

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31, 2003	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000
Revenues
Service and technology revenues (includes $22,068,000 and $100,000 of revenues—related parties for the years ended January 31, 2003 and 2002, respectively)	$60,170,000	$19,397,000	$989,000	$3,571,000
Hardware revenues	45,620,000	—	—	—
Rebates, revenue share and other payments to channel (includes $605,000 of contra-revenues—related parties for the year ended January 31, 2003)	(9,780,000)	—	(630,000)	(5,029,000)

Net revenues	96,010,000	19,397,000	359,000	(1,458,000)
Costs of revenues
Cost of service and technology revenues (excludes $9,000 and $141,000 of amortization of stock-based compensation for the one-month ended January 31, 2001 and year ended December 31, 2000, respectively)	25,152,000	19,914,000	1,710,000	18,382,000
Cost of hardware revenues	44,647,000	—	—	—

Total cost of revenues	69,799,000	19,914,000	1,710,000	18,382,000

Gross margin (loss)	26,211,000	(517,000)	(1,351,000)	(19,840,000)

Research and development (excludes $37,000 and $791,000 of amortization of stock based compensation for the one-month ended January 31, 2001 and year ended December 31, 2000, respectively)	20,714,000	27,205,000	2,507,000	24,279,000
Sales and marketing (excludes $60,000 and $992,000 of amortization of stock-based compensation for the one-month ended January 31, 2001 and year ended December 31, 2000, respectively)	17,629,000	29,065,000	7,254,000	97,062,000
Sales and marketing—related parties	30,488,000	75,832,000	6,632,000	53,604,000
General and administrative (excludes $69,000 and $1,191,000 of amortization of stock-based compensation for the one-month ended January 31, 2001 and year ended December 31, 2000, respectively)	14,465,000	18,875,000	1,326,000	14,346,000
Stock based compensation	—	—	175,000	3,115,000

Total operating expenses	83,296,000	150,977,000	17,894,000	192,406,000

Loss from operations	(57,085,000)	(151,494,000)	(19,245,000)	(212,246,000)
Interest income	4,483,000	2,163,000	672,000	7,928,000
Interest expense and other (includes $1,345,000 and $1,643,000 interest expense—related parties for the years ended January 31, 2003 and 2002, respectively)	(27,569,000)	(7,374,000)	(17,000)	(522,000)

Loss before income taxes	(80,171,000)	(156,705,000)	(18,590,000)	(204,840,000)
Provision for income taxes	(425,000)	(1,000,000)	—	—

Net loss	(80,596,000)	(157,705,000)	(18,590,000)	(204,840,000)
Less: Series A redeemable convertible preferred stock dividend	(220,000)	(3,018,000)	(423,000)	(1,514,000)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	(1,445,000)	—	—	—

Net loss attributable to common stockholders	$(82,261,000)	$(160,723,000)	$(19,013,000)	$(206,354,000)

Net loss per common share basic and diluted	$(1.61)	$(3.74)	$(0.47)	$(5.55)

Weighted average common shares outstanding—basic and diluted	51,218,918	42,956,310	40,850,353	37,175,493

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable— Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 1999	—	$—	37,746,391	$38,000	$235,423,000	$(6,170,000)	$(16,341,000)	$(2,822,000)	$(76,881,000)	$133,247,000
Series A redeemable convertible preferred stock dividend declared, $0.56 per share	—	—	—	—	—	—	—	—	(1,514,000)	(1,514,000)
Issuance of common stock for cash and marketing expenses	—	—	4,327,833	4,000	99,996,000	—	(8,500,000)	—	—	91,500,000
Issuance costs related to the issuance of common stock	—	—	—	—	(3,050,000)	—	—	—	—	(3,050,000)
Recognition of marketing expenses	—	—	—	—	—	—	3,888,000	—	—	3,888,000
Issuance of warrants for marketing expenses	—	—	—	—	246,000	—	—	—	—	246,000
Issuance of common stock warrants for prepaid marketing expenses	—	—	—	—	15,364,000	—	(15,364,000)	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	177,907	—	2,185,000	—	—	—	—	2,185,000
Issuance of common stock related to exercise of common stock options .	—	—	395,465	—	1,110,000	—	—	—	—	1,110,000
Common stock repurchases	—	—	(50,066)	—	(4,000)	—	—	—	—	(4,000)
Amortization of prepaid marketing expenses	—	—	—	—	—	—	7,160,000	—	—	7,160,000
Amortization of note receivable	—	—	—	—	—	—	—	235,000	—	235,000
Amortization of warrants	—	—	—	—	(36,000)	—	1,607,000	—	—	1,571,000
Reversal of deferred compensation	—	—	—	—	(83,000)	83,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	3,115,000	—	—	—	3,115,000
Net loss	—	—	—	—	—	—	—	—	(204,840,000)	(204,840,000)

The accompanying notes are an integral part of these statements

TIVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable— Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2000	—	$—	42,597,530	$42,000	$351,151,000	$(2,972,000)	$(27,550,000)	$(2,587,000)	$(283,235,000)	$34,849,000
Series A redeemable convertible preferred stock dividend declared, $0.16 per share	—	—	—	—	—	—	—	—	(423,000)	(423,000)
Removal of redemption feature—Series A convertible preferred stock	1,111,861	1,000	—	—	32,351,000	—	—	—	—	32,352,000
Removal of redemption feature—common stock	—	—	806,889	1,000	18,082,000	—	—	—	—	18,083,000
Issuance of common stock related to exercise of common stock options .	—	—	25,604	—	21,000	—	—	—	—	21,000
Issuance of common stock warrants for marketing expenses	—	—	—	—	76,000	—	—	—	—	76,000
Repricing of common stock warrants for prepaid marketing expenses and other consideration	—	—	—	—	4,874,000	—	(4,874,000)	—	—	—
Recognition of prepaid marketing expenses	—	—	—	—	—	—	(18,502,000)	—	—	(18,502,000)
Amortization of value of warrants	—	—	—	—	—	—	453,000	—	—	453,000
Amortization of prepaid marketing expenses	—	—	—	—	—	—	627,000	—	—	627,000
Recognition of marketing expenses	—	—	—	—	—	—	1,388,000	—	—	1,388,000
Amortization of note receivable	—	—	—	—	—	—	—	78,000	—	78,000
Issuance costs related to issuance of convertible preferred stock and common stock	—	—	—	—	(250,000)	—	—	—	—	(250,000)
Reversal of deferred compensation	—	—	—	—	(11,000)	11,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	175,000	—	—	—	175,000
Net loss	—	—	—	—	—	—	—	—	(18,590,000)	(18,590,000)

The accompanying notes are an integral part of these statements

TIVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable— Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 31, 2001	1,111,861	$1,000	43,430,023	$43,000	$406,294,000	$(2,786,000)	$(48,458,000)	$(2,509,000)	$(302,248,000)	$50,337,000
Series A redeemable convertible preferred stock dividend declared, $1.11 per share	—	—	—	—	—	—	—	—	(3,018,000)	(3,018,000)
Issuance of common stock for cash, net of issuance costs	—	—	2,147,239	2,000	13,823,000	—	—	—	—	13,825,000
Adjustment to reduce issuance costs accrued in prior year	—	—	—	—	205,000	—	—	—	—	205,000
Recognition of marketing expenses—related party	—	—	—	—	—	—	21,726,000	—	—	21,726,000
Issuance of common stock warrants for marketing services	—	—	—	—	85,000	—	—	—	—	85,000
Issuance of common stock related to employee stock purchase plan	—	—	313,482	—	1,206,000	—	—	—	—	1,206,000
Issuance of common stock related to exercise of common stock options	—	—	202,073	—	503,000	—	—	—	—	503,000
Common stock repurchases	—	—	(57,608)	—	(61,000)	—	—	—	—	(61,000)
Amortization of value of warrants—related parties	—	—	—	—	—	—	7,198,000	—	—	7,198,000
Conversion of notes payable	—	—	1,376,146	2,000	7,498,000	—	—	—	—	7,500,000
Issuance costs related to issuance of common stock for conversion of notes payable	—	—	—	—	(571,000)	—	—	—	—	(571,000)
Issuance of warrants to convertible noteholders	—	—	—	—	9,608,000	—	—	—	—	9,608,000
Issuance of warrants to investment bankers for convertible notes payable	—	—	—	—	552,000	—	—	—	—	552,000
Amount of beneficial conversion of convertible notes payable	—	—	—	—	11,127,000	—	—	—	—	11,127,000
Amortization of prepaid marketing expense	—	—	—	—	—	—	5,351,000	—	—	5,351,000
Amortization of note receivable	—	—	—	—	—	—	—	941,000	—	941,000
Reversal of deferred compensation	—	—	—	—	(440,000)	440,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	1,247,000	—	—	—	1,247,000
Net loss	—	—	—	—	—	—	—	—	(157,705,000)	(157,705,000)

The accompanying notes are an integral part of these statements

TIVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable— Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE JANUARY 31, 2002	1,111,861	$1,000	47,411,355	$47,000	$449,829,000	$(1,099,000)	$(14,183,000)	$(1,568,000)	$(462,971,000)	$(29,944,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445,000)	(1,445,000)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220,000)	(220,000)
Conversion of Series A convertible preferred stock to common stock	(1,111,861)	(1,000)	1,111,861	1,000	—	—	—	—	—	—
Amortization of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615,000	—	—	11,615,000
Issuance of common stock and warrants for cash, $3.59 per share	—	—	6,963,788	7,000	24,993,000	—	—	—	—	25,000,000
Issuance costs related to issuance of common stock and warrants for cash	—	—	—	—	(650,000)	—	—	—	—	(650,000)
Issuance of common stock for conversion of notes payable, $3.99 per share	—	—	275,438	—	1,099,000	—	—	—	—	1,099,000
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(65,000)	—	—	—	—	(65,000)
Issuance of common stock for conversion of notes payable, $3.70 per share	—	—	6,135,400	6,000	25,314,000	—	—	—	—	25,320,000
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(1,321,000)	—	—	—	—	(1,321,000)
Issuance of common stock for payment of accrued liabilities	—	—	1,012,915	1,000	3,999,000	—	—	—	—	4,000,000
Additional amount of beneficial conversion of convertible notes payable due to reset to $4.21	—	—	—	—	13,416,000	—	—	—	—	13,416,000
Additional amount of beneficial conversion of convertible notes payable due to reset to $3.99	—	—	—	—	3,251,000	—	—	—	—	3,251,000
Issuance of common stock related to employee stock purchase plan	—	—	387,493	1,000	1,274,000	—	—	—	—	1,275,000
Issuance of common stock related to exercise of common stock options	—	—	620,436	1,000	1,535,000	—	—	—	—	1,536,000
Amortization of prepaid marketing expense	—	—	—	—	—	—	1,565,000	—	—	1,565,000
Amortization of note receivable	—	—	—	—	—	—	—	941,000	—	941,000
Issuance of common stock warrants for marketing services	—	—	—	—	23,000	—	—	—	—	23,000
Reversal of deferred compensation	—	—	—	—	(596,000)	596,000	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	503,000	—	—	—	503,000
Net loss	—	—	—	—	—	—	—	—	(80,596,000)	(80,596,000)

BALANCE JANUARY 31, 2003	—	$—	63,918,686	$64,000	$522,101,000	$—	$(1,003,000)	$(627,000)	$(545,232,000)	$(24,697,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2003	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,596,000)	$(157,705,000)	$(18,590,000)	$(204,840,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,757,000	6,790,000	506,000	3,476,000
Leasehold improvement impairment	605,000	250,000	—	—
Issuance of common stock warrants for marketing services	23,000	85,000	76,000	246,000
Amortization of prepaid marketing expense	1,565,000	5,351,000	627,000	7,160,000
Amortization of prepaid advertising—related parties	5,000,000	8,100,000	—	—
Non-cash interest expense	24,200,000	4,553,000	—	—
Amortization of prepaid marketing related to value of warrants	11,615,000	7,198,000	453,000	1,571,000
Recognition of prepaid marketing expense	—	21,726,000	1,388,000	3,888,000
Recognition of stock-based compensation expense	503,000	1,247,000	175,000	3,115,000
Amortization of note receivable	941,000	941,000	78,000	235,000
Changes in assets and liabilities:
Accounts receivable, net	(3,654,000)	(351,000)	264,000	(1,909,000)
Accounts receivable—related parties	5,416,000	(1,871,000)	(623,000)	(4,045,000)
Inventories	(7,273,000)	—	—	—
Prepaid expenses and other	(516,000)	3,479,000	(17,800,000)	(6,504,000)
Prepaid expenses and other—related parties	(310,000)	(5,843,000)	—	—
Prepaid expenses and other, long-term	1,123,000	—	—	—
Prepaid expenses and other—related parties, long-term	(92,000)	(4,882,000)	—	—
Accounts payable	8,257,000	(14,968,000)	1,953,000	11,586,000
Accrued liabilities	5,362,000	(7,245,000)	(127,000)	15,212,000
Accrued liabilities—related parties	(23,281,000)	(23,199,000)	5,992,000	41,498,000
Notes payable-related parties, short-term	(2,262,000)	2,262,000	—	—
Deferred revenue	11,214,000	6,576,000	850,000	3,089,000
Deferred revenue—related parties	(5,350,000)	11,427,000	—	—
Long-term deferred revenue	8,821,000	11,439,000	1,100,000	11,013,000
Deferred rent and other long-term liabilities	(1,238,000)	3,804,000	30,000	1,187,000

Net cash used in operating activities	(33,170,000)	(120,836,000)	(23,648,000)	(114,022,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment, net	(1,359,000)	(3,262,000)	(758,000)	(21,087,000)
Sale of short-term investments, net	—	—	—	6,168,000

Net cash used in investing activities	(1,359,000)	(3,262,000)	(758,000)	(14,919,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from issuance of common stock and warrants	25,000,000	—	—	—
Payment of issuance costs for common stock and warrants	(650,000)	—	—	—
Proceeds from issuance of common stock	—	14,000,000	—	100,000,000
Payment of issuance costs for common stock	—	(175,000)	—	—
Cash proceeds from issuance of convertible notes payable with warrants	—	36,750,000	—	—
Cash proceeds from issuance of convertible notes payable—related party with warrants	—	6,900,000	—	—
Payment of issuance costs for convertible notes payable	—	(3,563,000)	—	—
Payment of issuance costs for redeemable convertible preferred stock, redeemable common stock and common stock	—	—	(250,000)	(6,060,000)
Proceeds from release of restricted cash	—	—	43,500,000	—
Proceeds from issuance of common stock related to employee stock purchase plan	1,275,000	1,206,000	—	2,185,000
Proceeds from issuance of common stock related to exercise of common stock options	1,536,000	503,000	21,000	1,110,000
Series A redeemable convertible preferred stock dividend	(220,000)	(3,018,000)	(423,000)	(1,514,000)
Repurchase of common stock	—	(61,000)	—	(4,000)
Reduction of common stock issuance costs from prior year	—	205,000	—	—
Net payments under capital lease obligations	(538,000)	(796,000)	(64,000)	(367,000)

Net cash provided by financing activities	26,403,000	51,951,000	42,784,000	95,350,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,126,000)	(72,147,000)	18,378,000	(33,591,000)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	52,327,000	124,474,000	106,096,000	139,687,000

Balance at end of period	$44,201,000	$52,327,000	$124,474,000	$106,096,000

The accompanying notes are an integral part of these statements

TIVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended January 31, 2003	Year Ended January 31, 2002	One-Month Ended January 31, 2001	Year Ended December 31, 2000
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(2,551,000)	$(1,075,000)	$(11,000)	$(117,000)
Cash paid for interest—related parties	(2,120,000)	(1,643,000)	—	—
Reversal of deferred stock-based compensation	596,000	440,000	11,000	83,000

SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Restricted cash received from issuance of Series A redeemable convertible preferred stock	—	—	—	81,356,000
Restricted cash received from issuance of redeemable common stock	—	—	—	18,644,000
Restricted cash used for prepaid marketing expenses	—	—	—	(8,500,000)
Restricted cash released to cash in connection with Second Amendment to AOL Investment Agreement	—	—	(43,500,000)	—
Interest income recognized on restricted cash	3,735,000	—	—	—
Deferred interest income on restricted cash	—	(1,631,000)	438,000	1,666,000
Prepaid advertising received in exchange for convertible notes payable	—	8,100,000	—	—
Issuance of common stock for payment of accrued liabilities	4,000,000	—	—	—
Discount on issuance of convertible notes payable	—	(9,608,000)	—	—
Beneficial conversion related to convertible notes payable	—	(11,127,000)	—	—
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $4.21	13,416,000	—	—	—
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $3.99	3,251,000	—	—	—
Conversion of convertible notes payable to common stock, $3.99 per share	1,099,000	—	—	—
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.99 per share	(65,000)	—	—	—
Issuance of common stock for conversion of convertible notes payable to common stock, $3.70 per share	25,320,000	—	—	—
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.70 per share	(1,321,000)	—	—	—
Issuance of warrants—non-cash financing expenses	—	(552,000)	—	—
Issuance of common stock for conversion of notes payable	—	7,500,000	—	—
Issuance costs related to issuance of common stock for conversion of notes payable	—	(571,000)	—	—
Issuance of common stock warrants for prepaid marketing expenses	—	—	—	(15,364,000)
Accretion to redemption value of Series A redeemable convertible preferred stock	1,445,000	—	—	—
Redemption of shares of Series A convertible preferred stock using restricted cash	(48,000,000)	—	—	—
Issuance of Series A convertible preferred stock for Series A redeemable preferred stock and release of restricted cash	—	—	(33,356,000)	—
Issuance of common stock for redeemable common stock and release of restricted cash	—	—	(18,644,000)	—
Incremental value of re-priced common stock warrants	—	—	4,874,000	—
Equipment acquired under capital lease	—	—	—	367,000

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

The Company has developed a subscription-based television service (the “TiVo Service”) that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service provides television listings, daily suggestions and special viewing packages. The TiVo Service also provides television content providers and advertisers with a new platform for content delivery, interactive viewing options and in-home commerce. The TiVo Service is enabled through a digital video recorder (the “DVR”) designed and developed by TiVo and manufactured by the Company or one of its third party manufacturers. The Company conducts its operations through one reportable segment.

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

Change of Year End

On February 1, 2001, the Company announced a fiscal year end change from December 31 to January 31. The Company experiences its heaviest subscriber growth during the months of November, December and January following the retail cycle of the holiday season. The Company believes that the great majority of these activations are a result of DVRs purchased during the holiday season or received as holiday gifts and subsequently activated. The Company changed its fiscal year-end by one month in order to capture all of the activations due to the holiday season in the last quarter of the Company’s fiscal year.

The consolidated financial statements display data as of and for the fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform with the current period presentation.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

TiVo introduced its new Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who make the recorders available nationwide in retail stores, as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the Series2 TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method (see Note 13. “Sales of Series2 Platform”).

Accounts Receivable—Related Parties

Accounts Receivable–related parties consist of amounts owed to the Company from companies such as DIRECTV, Inc. (“DIRECTV”), Philips Business Electronics B.V. (“Philips”), Maxtor Corporation (“Maxtor”), formerly known as Quantum, and SONY Corporation of America (“SONY”). These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed for reimbursement of a portion of the Company’s development costs.

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

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the long-term portion of rent and related property taxes and insurance for the Company’s vacant facility in Alviso, California and sales office in the United Kingdom. The Company’s assumption inherent in the $3.1 million estimate is that given the current real estate market conditions, it would not be able to acquire a sublessee for the remaining term of the lease.

Revenue Recognition and Deferred Revenue

During the fiscal years ended January 31, 2003 and 2002 the Company generated service revenues from fees for providing the TiVo Service to consumers. During the fiscal year ended January 31, 2003, the Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, during the fiscal year ended January 31, 2003, in an effort to increase its subscription growth, the Company began manufacturing and distributing TiVo branded Series2 DVRs. This effort resulted in revenues from the sale of hardware products that run the TiVo Service.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and year ended December 31, 2000 were as follows:

Revenues	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002	One-Month Ended January 31, 2001	Calendar Year Ended December 31, 2000
Service Revenues	$39,261,000	$19,297,000	$989,000	$3,571,000
Technology Revenues	20,909,000	100,000	—	—
Hardware Revenues	45,620,000	—	—	—

For the fiscal year ended January 31, 2003 one customer generated $12.7 of technology revenues and one customer generated $22.7 million of hardware revenues which accounted for 12% and 21% of total revenues, respectively. Of the total service revenues and technology revenues, $2.7 million and $19.3 million were generated from related parties, respectively.

Revenues for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000 as a percentage of total revenues were as follows:

Revenues	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002	One-Month Ended January 31, 2001	Calendar Year Ended December 31, 2000
Service Revenues	37%	99%	100%	100%
Technology Revenues	20%	1%	0%	0%
Hardware Revenues	43%	0%	0%	0%

Service Revenues

Revenue from monthly and annual subscription fees to the TiVo Service is recognized over the period benefited and is included in service revenues. TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s best estimate of the useful life of the digital video recorder.

Technology Revenues

The Company recognizes technology revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering professional services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction-Type and Certain Production-Type Contracts”, if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. The Company believes it is able to reasonably estimate, track and project the current and remaining progress to completion. The Company has engineering professional service agreements with DIRECTV and AOL for which it uses the percentage-of-completion method of revenue recognition. If the Company is not able to estimate total project revenues or costs or progress toward completion but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

Hardware Revenues

The Company recognizes hardware revenues from the sales of its the Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these Series2 DVRs are expensed as hardware cost of revenues.

Rebates, Revenue Share and Other Payments to Channel

In connection with the Company’s adoption of EITF 01-09 on February 1, 2002, certain payments to customers are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as rebates, revenue share and other payments to channel. Prior year amounts have been reclassified to conform to the requirements of EITF 01-09 as follows: one-month ended January 31, 2001, $630,000, and year ended December 31, 2000, $5,029,000.

Deferred Revenue

Deferred revenue consists of unrecognized service and technology fees which have been collected, however the related service has not yet been provided or VSOE does not exist for the undelivered elements.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service platform development and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing—Related Parties Expense

Sales and marketing—related parties expense consists of cash and non-cash charges related to the Company’s agreements with DIRECTV, Philips, Maxtor, SONY, AOL and Creative Artists Agency, LLC (“CAA”), all of which held stock in the Company.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $5.4 million for the year ended January 31, 2003 including expenses related to a portion of the NBC media insertion orders which are classified as sales and marketing—related parties expense. Advertising expenses were

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$41.9 million for the year ended January 31, 2002 including expenses related to a portion of the AOL, NBC and Discovery media insertion orders which are classified as sales and marketing—related parties expense. Advertising expenses were $3.2 million for the one-month transition period ended January 31, 2001 and $58.4 million for the year ended December 31, 2000.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense and cash charges for interest expense payable to Comdisco. Included in interest expense—related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable according to negotiated deferred payment schedules. Included in non-cash interest expense and other are charges for amortization of beneficial conversion, amortization of financing expenses related to the convertible notes, amortization of warrants to bankers related to the convertible notes and amortization of warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Year ended January 31,	Year ended January 31,
	2003	2002
Cash interest expense	$2,000,000	$1,079,000
Cash interest expense—related parties	1,345,000	1,643,000

Total cash interest expense	3,345,000	2,722,000
Total non-cash interest expense	24,200,000	4,553,000
Other	24,000	99,000

Total interest expense and other	$27,569,000	$7,374,000

Stock-Compensation

The Company has employee stock benefit plans, which are described more fully in “Note 9: Equity Incentive Plans.” The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the fiscal year ended January 31, 2003, the exercise prices of all options granted under these plans was equal to the market price of the underlying common stock on the grant date. Therefore, no deferred stock-based employee compensation was recorded. In previous years the Company did issue certain stock options with exercise prices less than fair market value on the date of grant. The deferred compensation, which was valued using the intrinsic value method is being amortized over the four-year vesting period of these options.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded stock-based compensation expense of $503,000, $1.2 million, $175,000 and $3.1 million for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, respectively. Had compensation expense for the stock options been determined consistently with SFAS No. 123, the effect on the Company’s net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

	Year Ended January 31,	Year Ended January 31,	One-Month Ended January 31,	Year Ended December 31,
	2003	2002	2001	2000
Net loss attributable to common stockholders, as reported	$(82,261,000)	$(160,723,000)	$(19,013,000)	$(206,354,000)
Add back stock based compensation expense recognized	503,000	1,247,000	175,000	3,115,000
Pro forma effect of stock-based compensation expense per SFAS No. 123	(15,865,000)	(14,365,000)	(1,240,000)	(10,098,000)

Net loss attributable to common stockholders, pro forma	$(97,623,000)	$(173,841,000)	$(20,078,000)	$(213,337,000)

Basic and diluted loss per share, as reported	$(1.61)	$(3.74)	$(0.47)	$(5.55)

Basic and diluted loss per share, pro forma	$(1.91)	$(4.05)	$(0.49)	$(5.74)

The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.48% and 6.54%; expected dividend yield of zero percent; expected lives of four years for the options; and expected volatility of 50%-70%.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. See Note 9. “Equity Incentive Plans” for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value of Series A redeemable convertible preferred stock from the net loss. Shares used in the computation of net loss per share amounts exclude options and warrants to purchase common stock, Series A convertible preferred stock and Series A redeemable convertible preferred stock (see Note 10. “AOL Relationship”), common shares issuable upon conversion of convertible notes payable, and any unvested, repurchasable common stock issued under the Company’s employee stock option plans.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	January 31,	January 31,	January 31,	December 31,
	2003	2002	2001	2000
Series A redeemable convertible preferred stock	—	1,600,000	1,600,000	2,711,861
Series A convertible preferred stock	—	1,111,861	1,111,861	—
Redeemable common stock	—	—	—	806,889
Repurchasable common stock, related parties	—	—	1,128,867	1,128,867
Repurchasable common stock	524,268	627,880	1,060,849	1,103,736
Number of common shares issuable for convertible notes payable	5,125,313	8,119,266	—	—
Options to purchase common stock	11,438,096	10,634,966	7,397,307	7,425,698
Warrants to purchase common stock	5,800,209	8,539,812	2,694,861	2,649,380

Total	22,887,886	30,633,785	14,993,745	15,826,431

Comprehensive Income

The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Loss is the same as the net loss for all periods presented.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Because the Company’s convertible notes are not publicly traded, the Company estimates the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock.

As of January 31, 2003, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on January 31, 2003 was $5.17 as quoted on the Nasdaq. If converted, the total fair value of these shares at the closing price would have been $13.5 million. The convertible notes payable-related parties long-term, face value of $10,000,000, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at January 31, 2003. If converted, the total fair value of these shares at the closing price would have been $13.0 million.

As of January 31, 2002, the convertible notes payable long-term, face value of $29,250,000, were convertible (using the conversion price then in effect of $5.45) into 5,366,972 shares of the Company’s common stock. The closing price of the Company’s common stock on January 31, 2002 was $6.07 as quoted on the Nasdaq. If converted, the total fair value of these shares at the closing price would have been $32.6 million. The convertible notes payable-related parties long-term, face value of $15,000,000, were convertible (using the conversion price of $5.45 then in effect) into 2,752,293 shares of the Company’s common stock at January 31, 2002. If converted, the total fair value of these shares at the closing price would have been $16.7 million.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. The reserves for doubtful accounts receivable at January 31, 2003 and 2002 were $8,000 and $23,000 for accounts receivable, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips, SONY, AOL and Maxtor) to be significant.

The Company is dependent on single suppliers for several key components and services. The Company does not have contracts or arrangements with such suppliers. Instead, the Company purchases these components and services by submitting purchase orders with these companies. The Company also has agreements with Tribune Media Services, its sole supplier of programming guide data for the TiVo Service. If these suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. Early adoption is permitted. The Company adopted SFAS No. 146 on January 1, 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to arrangements entered into after June 15, 2003. The Company is currently determining the effect, if any, the provisions of EITF Issue No. 00-21 will have on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plan using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition amendments to SFAS No. 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and the disclosure amendments are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement in fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31,	January 31,
	2003	2002
Furniture and fixtures	$3,443,000	$3,462,000
Computer and office equipment	13,673,000	12,584,000
Lab equipment	1,140,000	1,140,000
Leasehold improvements	4,852,000	5,419,000
Capitalized software	7,395,000	7,144,000

Total property and equipment	30,503,000	29,749,000
Accumulated depreciation and amortization	(18,360,000)	(11,603,000)

Property and equipment, net	$12,143,000	$18,146,000

Equipment under capital leases was $1.9 million and $2.3 million at January 31, 2003 and January 31, 2002, respectively. Depreciation and amortization expense was $6.8 million, $6.8 million, $506,000, and $3.5 million for the fiscal years ended January 31, 2003 and January 31, 2002, the one-month transition period ended January 31, 2001, and for the calendar year ended December 31, 2000, respectively.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31,	January 31,
	2003	2002
Marketing and promotions	$3,550,000	$5,393,000
Consumer rebates	4,376,000	—
Compensation and vacation	2,285,000	2,771,000
Warranty	980,000	—
Legal and accounting	654,000	1,038,000
Accrued facilities expenses	1,168,000	1,019,000
Convertible debt interest expense	336,000	887,000
Prepaid rent from tenant	—	671,000
Employee stock purchase plan	416,000	332,000
Cost of services	145,000	—
Consulting and outside services	70,000	—

	$13,980,000	$12,618,000

5.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has included disclosure applicable to its product warranties. The Company also included disclosures pertaining to the Company’s indemnification arrangements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The Company offers 90 days free labor and one year parts exchange standard warranties for its DVRs. The following table summarizes the activity related to the product warranty liability during the fiscal year ended January 31, 2003:

Balance at January 31, 2002	$0
Additions to Warranty Reserve	2,278,000
Actual warranty costs incurred during the year	(1,298,000)

Balance at January 31, 2003	$980,000

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example and not a limitation, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. As a practical example and as the Company has disclosed in Note 16, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with SONY’s manufacture and sale of TiVo devices.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted, the relative merits of the claim, the financial ability of the party suing the indemnified party to engage in protracted litigation, the number of parties seeking indemnification, the nature and amount of damages claimed by the party suing the indemnified parties and the willingness of such party to engage in settlement negotiations. Due to the speculative nature of the Company’s potential indemnity liability, its indemnification obligations could range from the immaterial to having a material adverse impact on its financial health condition and its ability to continue in the ordinary course of business.

Under certain circumstances, the Company may have recourse through its insurance provisions that would enable it to recover from its insurance company some or all amounts paid pursuant to its indemnification obligations. The Company does not have any assets held either as collateral or by third parties that, upon the occurrence of an event requiring it to indemnify a customer, the Company could obtain and liquidate to recover all or a portion of the amounts paid pursuant to its indemnification obligation.

As permitted under Delaware law and the Company’s by-laws and certificate of incorporation, the Company has agreements whereby it indemnifies the Company’s officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The potential amount of future payments the Company could be required to make under these indemnification agreements is unknown; however, the Company has a directors’ and officers’ liability insurance policy that may enable it to recover a portion of any future amounts paid.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INCOME TAXES

Under the SONY license agreements, the Company incurred $222,000 and $1.0 million in withholding taxes to the government of Japan for the fiscal years ended January 31, 2003 and 2002, respectively. The payments of this withholding tax generates a deferred tax asset. However, as the Company’s ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $222,000 and $1.0 million have been accounted for as a provision for income tax. There was no provision or benefit for income taxes for the one-month transition period ended January 31, 2001 or for the calendar year ended December 31, 2000.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Year ended January 31, 2003	Year ended January 31, 2002
Expected tax benefit at U.S. federal statutory rate of 35%	$(28,060,000)	$(54,847,000)
Foreign withholding tax	222,000	1,000,000
Foreign rate differential	142,000	—
Net operating loss and temporary differences for which no tax benefit was realized	21,432,000	54,838,000
Non-deductible expenses	6,689,000	9,000

Total tax expense	$425,000	$1,000,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	January 31, 2003	January 31, 2002
Deferred tax assets:
Net operating loss and tax credit carryforwards	$162,212,000	$152,713,000
Deferred revenue and rent	25,446,000	20,898,000
Prepaid marketing expense	17,926,000	11,998,000
Convertible note payable	1,964,000	594,000
Other	3,497,000	1,738,000

Gross deferred tax assets before valuation allowance	211,045,000	187,941,000
Less: valuation allowance	(211,045,000)	(187,941,000)

Net deferred tax assets (liabilities)	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2003 and 2002 was an increase of $26.7 million and $60.5 million, respectively.

As of January 31, 2003 the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $395.8 million and $301.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2017 through 2022. State net operating loss carryforwards expire beginning in 2005 through 2014.

As of January 31, 2003, unused research and development tax credits of approximately $3.7 million and $4.0 million are available to reduce future federal and California income taxes, respectively. The federal research

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit carryforwards will begin to expire, if not utilized in 2023. California research and experimental tax credits carryforward indefinitely until utilized.

Approximately $1 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if subsequently recognized.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

7.	CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors. TiVo received gross cash proceeds of approximately $36.8 million from non-related party noteholders and $6.9 million from existing stockholders for a total of $43.7 million. In addition, the Company received non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. (“Discovery”) and the National Broadcasting Company, Inc. (“NBC”), who are existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total gross proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, the Company also paid $5.0 million in October 2001 to NBC for prepaid advertising. Such advertising was expensed as it ran in the period from October 1, 2001 through March 31, 2002.

The August 2001 private placement consisted of the following securities:

•	$51,750,000 of 7% Convertible Senior Notes due 2006. The notes are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at the current conversion price of $3.99 per share. The total value of the beneficial conversion of $27.8 million as of January 31, 2003 has been recorded as a discount on the convertible notes payable. This discount is being amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five year life of the convertible notes payable or upon conversion, if earlier.

•	Warrants to purchase TiVo common stock. Warrants were issued to noteholders and bankers to purchase a total of 2,536,766 shares and 145,834 shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. These five-year warrants remain outstanding as of January 31, 2003.

•

Additional Warrants.    As part of the private placement, TiVo issued two additional sets of warrants. The first set of warrants, which expire after one year from date of issuance, unless earlier terminated, gives warrantholders the right to purchase a total of 3,843,582 shares of TiVo common stock at an exercise price of $6.73 per share. The second set of warrants, which expire after five years from date of issuance, unless earlier terminated, gave warrantholders the right to purchase a total of 1,268,384 shares of TiVo common stock at an exercise price of $7.85 per share. These five-year terminable warrants

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could only be exercised if the one-year warrants had been exercised. The estimated fair value of the warrants of $4.0 million was determined using the Black-Scholes option-pricing model. The principal assumptions for the one-year warrants were: 1-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 3.23%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions used in the Black-Scholes computation for the five-year terminable warrants were: 5-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. None of the one-year warrants were exercised and they expired pursuant to their terms on August 28, 2002. Because none of the one-year warrants were exercised, the attached five-year terminable warrants also expired pursuant to their terms on August 28, 2002.

The total value of the warrants issued to convertible noteholders in the private placement was $9.6 million and has been recorded as a discount on the convertible notes payable. This discount is being amortized to interest expense and other and accreted to the carrying value of the convertible notes payable over the five-year life of the notes payable or upon conversion, if earlier.

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

The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share. A beneficial conversion amount of $11.1 million was calculated under EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27) by taking the outstanding face value of the convertible notes payable on November 4, 2001 of $51,750,000 and dividing it by the new conversion price of $5.45. This calculation resulted in 9,495,412 shares being issuable upon conversion of the convertible notes payable. These 9,495,412 shares were then multiplied by $5.61, the closing price of the Company’s common stock at the commitment date of the convertible debt issuance, August 23, 2001, to arrive at $53.2 million. This amount was compared to the initial carrying value of the convertible notes payable of $42.1 million to determine the total beneficial conversion amount as of November 4, 2001 of $11.1 million. This $11.1 beneficial conversion amount was recorded as a discount on convertible notes payable and is being amortized as interest expense over the life of the debt or until the notes are converted to stock.

In November 2001, two noteholders converted their notes payable, with a face value of $7.5 million to 1,376,146 shares of the Company’s common stock at the conversion price then in effect of $5.45.

In accordance with the terms of the indenture, on August 23, 2002, the conversion price on the Company’s outstanding convertible notes payable was adjusted from $5.45 to $4.21 per share. The adjustment to the conversion price to $4.21 per share resulted in an increase to the value of the beneficial conversion on the notes of $13.4 million. This additional beneficial conversion amount was calculated under EITF 00-27 by taking the outstanding convertible notes face value as of the date of the reset of $44,250,000 and dividing by the new conversion price of $4.21, for a total of 10,510,689 shares to be received by the holders upon conversion at the new conversion price. This number of shares was compared to the number of shares that the outstanding convertible notes had been convertible into prior to the reset of 8,119,266 shares. The difference of 2,391,423 shares was then multiplied by the Company’s stock price at the original commitment date of August 23, 2001 of $5.61 to arrive at the additional beneficial conversion amount of $13.4 million resulting from the adjustment in conversion price. The Company recorded additional debt discount of this amount, which is being amortized as interest expense over the remaining term of the notes or upon conversion, if earlier.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 8, 2002, the Company issued 6,963,788 shares of common stock, 3 year warrants to purchase 1,323,120 shares of common stock and 4 year warrants to purchase 1,323,120 shares of common stock to institutional investors for $25.0 million in cash. In accordance with the terms of the indenture, the issuance of these securities triggered a reset to the conversion price on the outstanding convertible notes. Because this transaction was an issuance of common stock and warrants, the indenture governing the convertible notes required the Company to determine the value attributed to the common stock, which it calculated by determining the value to be attributed to the warrants using the Black-Scholes option-pricing model and subtracting the value of the warrants from the combined common stock and warrant value. The warrants were valued using the Black-Scholes model with a fair market value of the Company’s common stock at the date of issuance of $3.50, a strike price of $5.00, a risk free rate of return of 2.25%, a dividend yield of zero percent, and a volatility of 50%. Accordingly, the 3 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2005, were valued at $1.1 million; and the 4 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2006, were valued at $1.4 million, for a total warrant value of $2.5 million or 10% of the total cash proceeds.

The Company determined that the issuance price of the common stock in the October 8, 2002 offering was $3.23 per share, or 90% of the $3.59 combined per share common stock and warrant purchase price. Effective October 8, 2002, the Company then adjusted the conversion price on the outstanding convertible notes payable to $3.99 per share so that the “effective” conversion price (as defined in the indenture) of the convertible notes payable (which is equal to 81% of the conversion price) equaled the $3.23 per share issuance price of the common stock in the October 8, 2002 offering.

This adjustment to the conversion price from $4.21 to $3.99 per share resulted in an increase to the value of the beneficial conversion on the notes of $3.3 million. This additional beneficial conversion amount was calculated under EITF 00-27 by taking the outstanding convertible notes face value as of the date of the reset of $44,250,000 and dividing by the new conversion price of $3.99, for a total of 11,090,226 shares to be received by the holders upon conversion at the new conversion price. This number of shares was compared to the number of shares that the outstanding convertible notes had been convertible into prior the reset of 10,519,689 shares. The difference of 579,537 shares was then multiplied by the Company’s stock price at the original commitment date of August 23, 2001 of $5.61 to arrive at the additional beneficial conversion amount of $3.2 million resulting from the adjustment in conversion price. The Company recorded additional debt discount of this amount, which will be amortized as interest expense and other over the remaining term of the notes or upon conversion, if earlier.

During the period from October 8, 2002 through December 29, 2002, two noteholders converted their notes, with a total face value of $1.1 million to 275,438 shares of the Company’s common stock at the conversion price then in effect of $3.99 per share. As of December 30, 2002, the Company had outstanding convertible notes payable at face value of $43,151,000, held by approximately 17 noteholders.

The Company, as an incentive to induce conversions of these notes, temporarily reduced the conversion price of the notes pursuant to the terms of the indenture governing the notes from $3.99 per share to $3.70 per share for the 20 business day period from December 30, 2002 through January 28, 2003. In order for noteholders to take advantage of the temporary conversion price reduction and therefore receive additional shares for their converted notes, they were required to complete a notice of conversion and deliver their physical notes to the trustee during the conversion price reduction period. After January 28, 2003, the conversion price returned to $3.99 per share, the conversion price otherwise in effect.

In accordance with the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt” (an Amendment of APB Opinion No. 26), the Company has determined that the treatment of the additional shares issued at the reduced conversion price of $3.70 per share over the number of shares that would have been issued

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the regular conversion price of $3.99 per share, should be accounted for as an expense at the fair market value of the additional shares issued as of the date of each conversion.

The temporary conversion price reduction implemented as an incentive for early conversions for the 20-business day period beginning December 30, 2002 and ending January 28, 2003 resulted in conversions of $22,701,000 face value of outstanding convertible notes into 6,135,400 shares of the Company’s common stock. The value of the additional shares resulting from the temporary incentive conversion price reduction, that were issued to noteholders converting during this period was $2.6 million (including $529,400 for a related party noteholder). This amount was expensed as additional debt financing expense (included in interest expense and other, with related credits to common stock and additional paid in capital) during the period. The value of the incremental shares issued was calculated by multiplying the number of additional shares issued at the reduced conversion price of $3.70 over that number of shares that would have been issued at the conversion price of $3.99 by the fair market value of the Company’s common stock at the date of each conversion.

The table below summarizes the conversions of convertible notes payable during the fiscal year ended January 31, 2003:

Dates	Face Value of Notes Converted	Conversion price in effect at date of conversion	Number of shares common stock issued as a result of conversion at regular conversion price $3.99	Number of incremental shares issued as a result of incentivized conversion price $3.70	Total number of shares issued for conversion of convertible notes payable
Regular Conversions
February 1, 2002 through December 30, 2002	$1,099,000	$3.99	275,438	N/A	275,438
Incentivized Conversions
January 7, 2003	$1,500,000	$3.70	375,939	29,466	405,405
January 9, 2003	$5,500,000	$3.70	1,378,445	108,040	1,486,485
January 10, 2003	$1,700,000	$3.70	426,063	33,396	459,459
January 13, 2003	$50,000	$3.70	12,531	982	13,513
January 17, 2003	$4,300,000	$3.70	1,077,694	84,468	1,162,162
January 24, 2003	$1,101,000	$3.70	275,939	21,628	297,567
January 27, 2003	$7,000,000	$3.70	1,754,384	137,507	1,891,891
January 28, 2003	1,550,000	$3.70	388,469	30,449	418,918

Total Incentivized Conversions	$22,701,000	$3.70	5,689,464	445,936	6,135,400

As of January 31, 2003 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable—related parties	Total
Face value of convertible notes payable	$10,450,000	$10,000,000	$20,450,000
Unamortized discount resulting from warrants issued to noteholders	(1,479,000)	(1,232,000)	(2,711,000)
Unamortized discount resulting from beneficial conversion feature	(4,706,000)	(4,848,000)	(9,554,000)

Carrying value of convertible notes payable	$4,265,000	$3,920,000	$8,185,000

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The net carrying values of the convertible notes payable and convertible notes payable—related parties were $4.3 million and $3.9 million respectively as of January 31, 2003. The convertible notes payable instruments are not publicly traded. Therefore, the Company estimated the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock. As of January 31, 2003, the convertible notes payable long-term, face value of $10,450,000 were convertible (using the conversion price of $3.99 then in effect) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on January 31, 2003 was $5.17 as quoted on the Nasdaq. If converted, the total fair value of these shares at the closing price would have been $13.5 million. The convertible notes payable—related parties long-term, face value of $10,000,000, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at January 31, 2003. If converted, the total fair value of these shares at the closing price would have been $13.0 million.

•	Interest expense and other for year ended January 31, 2003 includes coupon interest expense of $2.0 million; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $3.5 million; which includes accelerated amortization of $2.4 million recorded due to conversions of notes payable during the year; and amortization of the discount pertaining to the value of beneficial conversion of $12.2 million, which includes accelerated amortization of $9.5 million due to conversions of notes payable during the year.

Interest expense and other—related parties for the year ended January 31, 2003 includes coupon interest of $1.0 million; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $1.3 million; which includes accelerated amortization of $679,000 due to conversions of notes payable—related parties during the year; and amortization of the discount pertaining to the value of beneficial conversion of $3.9 million, which includes accelerated amortization of $2.7 million due to conversions of notes payable—related parties during the year.

Accrued interest for convertible noteholders converting their notes to common stock during the year ended January 31, 2003 of $692,000, which included $157,000 paid to a related party noteholder was paid on the date of the conversions. The 7 % coupon interest for the remaining outstanding noteholders is paid semi-annually with the next payment of $365,750 for convertible notes payable and $350,000 for convertible notes payable—related parties scheduled for payment and paid on February 15, 2003.

•	Amortization of debt issuance expenses was $1.8 million for the year ended January 31, 2003. As a result of conversions of notes payable during the year, $1.2 million of unamortized debt issuance expenses were reclassified from prepaid expenses and other to additional paid in capital.

•	Amortization of non-cash debt issuance expenses was $276,000 for the year ended January 31, 2003. As a result of conversions of notes payable during the year, $186,000 of unamortized non-cash debt issuance expenses were reclassified from prepaid expenses and other to additional paid in capital.

•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable—related parties was $4.8 million for the year ended January 31, 2003.

•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $16.1 million for the year ended January 31, 2003.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock

In September 2000, the Company issued 2,711,861 shares of Series A convertible preferred stock for $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. Due to the redemption feature of these shares they were classified as redeemable convertible preferred stock.

On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement between the Company and AOL, the redemption feature was removed from 1,111,861 shares of redeemable convertible preferred and these shares were classified as convertible preferred stock. As of January 31, 2002 there were 1,600,000 shares of current redeemable convertible preferred stock outstanding. As of April 30, 2002, the Company recorded accretion of $1.4 million to increase the carrying value of the Series A Redeemable convertible preferred stock to its redemption value of $48.0 million. As of April 30, 2002, the company redeemed the 1,600,000 shares of redeemable convertible preferred stock owned by AOL in exchange for $48.0 million in restricted cash.

The following table summarizes the activity related to redeemable convertible preferred stock and common stock subject to redemption for fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000:

	Redeemable Convertible Preferred Stock		Redeemable Common Stock		Additional Paid-In Capital	Total
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 1999	—	$—	—	$—	$—	$—

Issuance of Series A redeemable convertible preferred stock	2,711,861	3,000	—	—	81,353,000	81,356,000
Issuance of common stock subject to redemption	—	—	806,889	1,000	18,643,000	18,644,000
Issuance costs	—	—	—	—	(3,010,000)	(3,010,000)

BALANCE, DECEMBER 31, 2000	2,711,861	3,000	806,889	1,000	96,986,000	96,990,000
Removal of redemption feature—Series A convertible preferred stock	(1,111,861)	(1,000)	—	—	(33,355,000)	(33,356,000)
Removal of redemption feature—common stock	—	—	(806,889)	(1,000)	(18,643,000)	(18,644,000)
Issuance costs	—	—	—	—	1,565,000	1,565,000

BALANCE, JANUARY 31, 2001 and JANUARY 31, 2002	1,600,000	2,000	—	—	46,553,000	46,555,000
Accretion to redemption value of Redeemable Convertible Preferred Stock					1,445,000	1,445,000
Redemption of Series A Convertible Preferred Stock	(1,600,000)	(2,000)	—	—	(47,998,000)	(48,000,000)

BALANCE, JANUARY 31, 2003	—	$—	—	$—	$—	$—

Convertible Preferred Stock

On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement, the redemption feature was removed from 1,111,861 shares of convertible preferred stock held by AOL, subject to redemption. These shares were classified as convertible preferred stock. On September 13, 2002, AOL converted 1,111,861 shares of Series A convertible preferred stock, into 1,111,861 shares of common stock.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

In September 2000, the Company issued 5,134,722 shares of common stock at $23.11 per share, of which 806,889 shares were subject to redemption as of December 31, 2000, to AOL in exchange for $118.6 million, before issuance costs of $4.4 million. The portion of the common stock subject to redemption was shown as redeemable common stock on the Company’s consolidated financial statements.

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

On September 13, 2002, the Company issued 1,111,861 shares of common stock as a result of the conversion of the Series A convertible preferred stock held by AOL.

On October 8, 2002, the Company entered into an agreement to issue 6,963,788 shares of common stock, 3 year warrants to purchase 1,323,120 shares of common stock and 4 year warrants to purchase 1,323,120 shares of common stock to institutional investors for $25.0 million in cash. The common stock and warrant offering price of $3.59 was based on a 3.0% premium to the trailing 10-day average closing price of the Company’s common stock ending two days prior to the closing date. The number of three and four year warrants issued were each based on 19% of the total number of common shares issued to the institutional investors. The investors were New Enterprise Associates and Crosslink Capital.

This transaction triggered an adjustment to the conversion price of the convertible notes (see Note 7. “Convertible Notes Payable”). Because this transaction was an issuance of common stock and warrants, the indenture governing the convertible notes required the Company to determine the value attributed to the common stock, which it calculated by determining the value to be attributed to the warrants by using the Black-Scholes method and subtracting the value of the warrants from the total value. The warrants were valued using the Black-Scholes method with a fair market value of the Company’s common stock at the date of issuance of $3.50, a strike price of $5.00, a risk free rate of return of 2.25%, a dividend yield of zero percent, and a volatility of 50%. Accordingly, the 3 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2005, were valued at $1.1 million; and the 4 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2006, were valued at $1.4 million, for a total warrant value of $2.5 million or 10% of the total cash proceeds.

During the fiscal year ended January 31, 2003 the Company issued 275,438 shares of common stock as a result of two convertible note holders converting $1.1 million face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture. After these conversions, as of December 31, 2002, the Company had outstanding convertible notes payable at face value of $43.1 million, held by approximately 17 noteholders. The Company to have these noteholders convert their notes into common stock, the Company, as an incentive to induce conversions of these notes, temporarily reduced the conversion price of the notes pursuant to the terms of the indenture governing the notes from $3.99 per share to $3.70 per share for the 20 business day period from December 30, 2002 through January 28, 2003. As a result of the temporarily reduced conversion price, noteholders converted $22.7 million face value of convertible notes payable at the incentive conversion price of $3.70 per share and the company issued 6,135,400 shares of common stock as a result of these conversions

During the fiscal year ended January 31, 2003, the Company issued 1,012,915 shares of common stock as payment for $4.0 million in accrued liabilities.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended January 31, 2003, the Company issued 387,493 shares of common stock as a result of employee stock purchase plan purchases and 620,436 shares of common stock as a result of the exercise of stock options.

Warrants

As of January 31, 2003 there were the following outstanding warrants which upon exercise would result in the issuance of 5,800,209 shares of TiVo Inc. common stock, par value $.001 per share:

AOL Initial Common Stock Warrant B issued on September 13, 2000, to purchase 295,428 shares of the Company’s common stock at an exercise price of $7.29 with an expiration date of December 31, 2003 (see Note 10. “AOL Relationship”).

Five year warrants issued to convertible noteholders on August 23, 2001, to purchase 2,536,766 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006. Five year warrants issued to investment bankers in conjunction with the issuance of convertible notes payable on August 23, 2001, to purchase 145,834 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006 (see Note 7. “Convertible Notes Payable”).

Ten year warrants issued to DIRECTV from September 2000 through June 2001, to purchase 155,941 shares of the Company’s common stock at exercise prices ranging from $4.57 to $12.88. See Note 15 for a description of common stock warrants issued to DIRECTV under the Warrant and Registration Rights Agreement.

Three year warrants issued to certain institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2005. Additionally, four year warrants were issued to the same institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2006.

Three year warrants issued to Global Alliance Partners on November 14, 2002, to purchase 20,000 shares of the Company’s common stock at an exercise prices of $3.25. The value of these warrants, $23,000, was expensed during the fiscal year ended January 31, 2003. This value was computed using the Black-Scholes option pricing model with the following assumptions: fair market value at date of issuance of $3.25; exercise price of $3.25; risk-free interest rate of 2.5%; expected dividend yield of zero percent; term of three years; and expected volatility of 50%.

9.    EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination. The terms of the 1997 Plan allowed individuals to exercise their options prior to full vesting. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2003, 475,430 shares of the total authorized remain available for future grants. As of January 31, 2003, options to purchase 395,161 shares of common stock are outstanding and exercisable under the Company’s 1997 Equity Incentive Plan. This plan terminates on September 30, 2007.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. The number of shares authorized for option grants under the 1999 Plan is 20,200,000 subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2003, 8,535,540 shares of the total authorized remain available for future grants. As of January 31, 2003, options to purchase 10,772,935 shares of common stock are outstanding under the Company’s 1999 Equity Incentive Plan of which 8,456,058 are exercisable.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. The options vest monthly over two years from the date of grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminates. The number of shares authorized for option grants under the Directors’ Plan is 900,000, subject to an annual increase of 100,000 shares. As of January 31, 2003, 608,333 shares of the total authorized remain available for future grants. As of January 31, 2003, options to purchase 270,000 shares of common stock are outstanding and exercisable under the Company’s 1999 Non-Employee Director’s Stock Option Plan.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. Under the Employee Stock Purchase Plan, the board may specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved an annual increase of 500,000 shares to the Employee Stock Purchase Plan reserve pursuant to the automatic annual increase provision. As of January 31, 2003, the total

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares reserved for issuance under this plan is 1,500,000 subject to an annual increase on each October 31 through October 31, 2008, equal to the lesser of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. There were 387,493 and 313,482 shares of common stock issued as a result of purchases under the Employee Stock Purchase Plan during the years ended January 31, 2003 and 2002, respectively. There were zero shares issued as a result of purchases under this plan during the one-month transition period ended January 31, 2001. There were 177,907 shares issued as a result of purchases under this plan during the calendar year ended December 31, 2000. As of January 31, 2003, of the total 1,500,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 621,118 shares available for future purchases.

The Company accounts for stock options under APB Opinion No. 25, under which, for the period from August 4, 1997 (Inception) to December 31, 1997 and for the year ended December 31, 1998, no compensation expense was recognized when the awards were granted to employees or directors. The Company has recorded adjustments reducing deferred compensation (contra equity accounts) as a result of employees terminating their employment and forfeiting their options, of approximately ($596,000) and ($440,000), ($11,000) and ($83,000) for the fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000, respectively.

A summary of the options activity for the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Stock Option Plan is presented in the table and narrative below:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices
Outstanding at December 31, 1999	4,346,521		$7.37

Granted	3,949,850	$5.50-$35.31	$19.11
Exercised	(395,466)		$2.78
Canceled	(475,207)		$12.48

Outstanding at December 31, 2000	7,425,698		$13.48

Granted	42,500	$6.38-$7.13	$6.60
Exercised	(25,604)		$0.81
Canceled	(45,287)		$10.02

Outstanding at January 31, 2001	7,397,307		$13.51

Granted	4,726,000	$3.00-$8.61	$5.06
Exercised	(202,073)		$2.49
Canceled	(1,286,268)		$14.44

Outstanding at January 31, 2002	10,634,966		$9.86

Granted	2,366,800	$2.67-$5.50	$3.95
Exercised	(620,436)		$2.47
Canceled	(943,234)		$9.71

Outstanding at January 31, 2003	11,438,096		$9.05

The weighted average fair values of options granted, whose option price equals the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2003, and 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000 were $1.72, $2.26, $3.69 and $10.20, respectively.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock options were granted during the fiscal year ended January 31, 2003, whose option price was less than the fair market value of the Company’s common stock for the date of grant. The weighted average fair values of options granted, whose option price is less than the fair market value of the Company’s common stock on the grant date, during the fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and the calendar year ended December 31, 2000 were $.67, none, and $24.81, respectively. The fair values of options granted were determined using the Black-Scholes option-pricing model.

There were no stock options granted for any of the reporting periods where the exercise price exceeds the fair market value of the Company’s common stock on the grant date.

The following table contains information concerning outstanding stock options for all of the Company’s plans as of January 31, 2003:

Number of Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding and Exercisable	Weighted Average Exercise Prices of Options Outstanding and Exercisable
395,161	$ 0.13 - $ 1.00	$0.68	5.79 years	395,161	$0.68
3,253,030	$ 2.50 - $ 3.93	$3.54	9.03 years	1,538,843	$3.28
4,065,334	$ 4.00 - $ 6.94	$6.00	8.06 years	3,462,644	$6.16
794,199	$ 7.13 - $ 9.50	$8.80	6.84 years	794,199	$8.80
412,523	$10.50 - $15.88	$11.90	7.15 years	412,523	$11.90
1,663,849	$16.00 - $20.00	$19.26	7.35 years	1,663,849	$19.26
467,750	$20.25 - $27.56	$21.62	7.35 years	467,750	$21.62
386,250	$30.00 - $37.63	$34.36	6.96 years	386,250	$34.36

11,438,096	$ 0.13 - $37.63	$9.05	7.85 years	9,121,219	$10.30

10.	AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement supersedes, replaces and terminates the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $2.7 million is included in deferred revenue as of January 31, 2003. Under the agreement, AOL additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL has also agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company is recognizing the revenue using the percentage-of-completion methodology (see Note 2. “Revenue Recognition and Deferred Revenue”). During the fiscal year ended January 31, 2003, the Company recognized $1.3 million in revenues—related parties for engineering professional services.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company developed a web scheduling service for AOL which would require a DVR and the TiVo Service. The future premium service described is AOLTV running on a TiVo-enabled DVR. AOL has publicly announced that it has shut down AOLTV so there will be no further development under this agreement.

Investment Agreement

On April 29, 2002, the Company entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Investment Agreement, AOL and TiVo set aside $48.0 million of AOL’s $200.0 million investment to subsidize the production of a jointly developed specialized AOL-TiVo set-top box. AOL has adopted TiVo’s existing Series2 platform for the deployment of the AOL application, thereby eliminating the need for funds to subsidize a specialized AOL-TiVo set-top box. Therefore, per the terms of the existing agreements, AOL exercised its put option and TiVo and AOL released $48.0 million of the restricted funds to AOL for the repurchase of 1.6 million shares of Series A redeemable convertible preferred stock. AOL held a remaining 1,111,861 shares of Series A convertible preferred shares. AOL converted its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002.

The interest earned on the restricted funds, which totaled approximately $3.9 million, was released to TiVo and recognized as interest income.

Stockholder and Registration Rights Agreement

In conjunction with the Investment Agreement, TiVo also entered into a Stockholders and Registration Rights Agreement with AOL, dated as of June 9, 2000. Under the Stockholders and Registration Rights Agreement, as amended by the Funds Release Agreement, TiVo was obligated, upon the request of AOL, to register for resale under the Securities Act of 1933, as amended, the shares of common stock and Series A convertible preferred stock sold to AOL pursuant to the Investment Agreement, including the shares of common stock issuable upon exercise of the warrants, under the circumstances described below. AOL’s registration rights expired on September 9, 2002.

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

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Funds Release Agreement

In addition to providing for the release of the restricted funds and the amendments to the Company’s other agreements with AOL described above, TiVo and AOL also agreed to the following pursuant to the Funds Release Agreement that, at any time when AOL is no longer an affiliate of the Company, and subject to owning a minimum number of shares, AOL will be required to notify TiVo before making a block sale of greater than 500,000 shares at a discount of greater than a specified percentage and TiVo will have the option, in lieu of such block sale, to facilitate an underwritten secondary offering of such shares.

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

Performance Warrants

In conjunction with AOL’s investment in September 2000, AOL could earn two performance warrants to purchase common stock. The vesting of the two performance warrants was subject to the achievement of

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestones under the Investment Agreement and the Product Integration and Marketing Agreement. The Funds Release Agreement dated April 29, 2002 terminated the Investment Agreement. The Product Integration and Marketing Agreement was terminated, superseded and replaced by the Development and Distribution Agreement. Since both the Investment Agreement and Product Integration and Marketing Agreement were terminated the performance warrants were rendered unexercisable.

Financial Covenants

On April 29, 2002, the Company entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Funds Release Agreement, the escrow account was terminated and all the associated rights, including the AOL net cash position test, are no longer in force.

11.	DEVELOPMENT AGREEMENT WITH DIRECTV, INC.

On February 15, 2002, the Company entered into a new product development agreement (the “Development Agreement”) and a new services agreement (the “Services Agreement”) with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. The Development Agreement provides for the development of the next generation DIRECTV-TiVo combination receiver to be known as the “Provo receiver” and for software upgrades to the existing combination receivers, known as the “Reno receivers,” to enable customers to receive the upgraded DVR functionality.

Under the terms of the Development Agreement, DIRECTV has agreed to pay TiVo a technology development fee to develop a next-generation DIRECTV receiver based on the Company’s Series2 digital video recording technology platform.

Under this agreement, DIRECTV will assume primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV’s digital video recording services. The revenue share provision on the Reno receivers was discontinued and replaced by a per-account monthly fee that DIRECTV would pay to TiVo. Therefore, under this new agreement, the relationship with the consumer was changed so that DIRECTV provides primary customer service and support to DIRECTV subscribers with TiVo Service. Additionally, DIRECTV is obligated to absorb all customer acquisition costs. The Company provides server support and limited customer support. The per-account monthly fees paid by DIRECTV for the Company to provide server support and limited customer support are recognized as service revenues as the services are provided.

The term of the Development Agreement is five years and includes a minimum volume commitment from DIRECTV to deploy next-generation DIRECTV receivers with the Company’s digital video recording technology. Under the terms of the agreement, DIRECTV has the option to fulfill its obligations under the minimum volume commitment with a one-time cash payment to the Company. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay TiVo an up-front fee, per-unit royalties and other fees. The technology license that DIRECTV has the election of exercising is similar in price and structure to other client and server technology source licenses sold to one customer and offered to other customers.

The Services Agreement provides DIRECTV the option to license certain authoring tools from TiVo that would allow DIRECTV to distribute automatic recording capabilities and delivery of promotional video to a receiver’s hard-disk drive. In exchange for the Company’s license to use the software tools that allow DIRECTV

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to distribute these services directly, DIRECTV has agreed to pay TiVo a fee. The license is granted to DIRECTV in exchange for the fee on an annual basis and is renewable up to four times. The term of the Services Agreement is three years.

The Company also signed an Amendment to Marketing Agreement and Tax Agreement with DIRECTV on February 15, 2002. The Amendment to Marketing Agreement and Tax Agreement amends the Marketing Agreement dated April 13, 1999 and the Tax Agreement dated July 24, 2001. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the Development Agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. Additionally, this amendment affirms that revenue share arrangements with DIRECTV for TiVo stand-alone receivers are permanent and do not change from revenue share arrangements previously in effect. The Amendment also modifies the Company’s indemnity obligations under the Tax Agreement, entered into with DIRECTV as of July 24, 2001, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

On October 31, 2002, the Company entered into the First Consolidated Amendment to the Development Agreement dated February 15, 2002 with DIRECTV, Inc. The amendment revised provisions related to, among other things, the manufacturing release date of the Two-Chip option.

On December 20, 2002, the Company entered into the Second Amendment to the Development Agreement dated February 15, 2002 with DIRECTV, Inc. The amendment revises provisions relating to, among other things, the specifications, development schedules, milestone payment schedule and transition services for the development and manufacture of Series2 DIRECTV receivers and new versions of the associated client software.

On January 8, 2003, the Company entered into the Third Amendment to the Development Agreement dated February 15, 2002 with DIRECTV, Inc. The amendment adds provisions relating to, among other things, the product requirements, the development schedule and the milestone payment schedule for the development of a TiVo-DIRECTV combination device capable of receiving and recording high-definition television signals and new versions of the associated client software. The amendment also revises provisions relating to, among other things, various obligations of the parties under the Development Agreement.

During the fiscal year ended January 31, 2003, the Company recognized $5.3 million in revenue for engineering professional services related to the Development Agreement (see Note 2. “Revenue Recognition and Deferred Revenue”).

12.	SECOND AGREEMENT WITH ACQUA WELLINGTON NORTH AMERICAN EQUITIES FUND, LTD.

On February 13, 2002, the Company entered into a second common stock purchase agreement which, under certain circumstances, would allow TiVo to sell to Acqua Wellington North American Equities Fund, Ltd. up to $19.0 million of the Company’s common stock over the fourteen-month period ending on April 13, 2003. This common stock purchase agreement expired April 13, 2003 and was not utilized by the Company.

13.	SALES OF SERIES2 PLATFORM

TiVo introduced its new Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to retailers and distributors, including Best Buy, and directly to consumers through TiVo’s online direct sales. TiVo

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is currently involved in the manufacturing and fulfillment process for TiVo branded Series2 DVRs, including: hiring contract manufacturers to build the Series2 TiVo-enabled DVRs, taking ownership of finished goods from the contract manufacturers at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo maintains a finished goods inventory of the Series2 TiVo-enabled DVRs.

The Company recognizes hardware revenues from the sales of its Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers. Cost of hardware revenues include all product costs as well as direct costs related to these operations, including manufacturing- related overhead and personnel, certain licensing expenses, and order fulfillment expenses. The fees for shipping and handling paid by customers are recognized as hardware revenues. The cost associated with shipping and handling these Series2 DVRs are expensed as hardware cost of revenues. Fees for shipping and handling paid by customers and the associated costs are recognized in accordance with the provisions of EITF 00-10.

14.	BEST BUY AGREEMENT

On March 3, 2002, TiVo entered into an agreement with Best Buy, pursuant to which Best Buy agreed to sell TiVo digital video recorders with electronic program guide-based service. The agreement did not place any limitations on other manufacturers of co-branded digital video recorders with the TiVo Service. The agreement was extended until February 29, 2004 and is effective through that date, provided, however, that either TiVo or Best Buy may terminate the agreement upon 60 days notice to the other party. The Company has arranged to have a contract manufacturer produce the Series2 digital video recorders that Best Buy will sell. TiVo shares with Best Buy a portion of the TiVo Service revenue from the TiVo digital video recorders sold under this arrangement.

15.	MARKETING AND MANUFACTURING AGREEMENTS

Maxtor Agreement

In November 1998, the Company entered into a hard disk supply agreement with Maxtor, formerly known as Quantum, to allow the Company or certain third-party manufacturers (the buyer) to purchase up to an agreed-upon number of hard disk drives used in the digital video recorder and other devices that enable the TiVo Service. Under the terms of the agreement, the Company is entitled to a discounted purchase price if certain milestones are met. TiVo has agreed to share with Maxtor a portion of the TiVo Service subscription fees it receives from the digital video recorders and other devices equipped with these hard disk drives. For the year ended January 31, 2003 the Company expensed $1.7 million as sales and marketing—related parties expense for payments made under this revenue share agreement.

On June 16, 2002, the Company entered into a second amendment to the agreement with Maxtor revising provisions relating to, among other things, the rebate terms, audit and business reporting rights, marketing obligations and hard disk drive specifications.

DIRECTV Agreement

On February 15, 2002, the Company entered into a new product development agreement and a services agreement with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. (See Note 11. “Development Agreement with DIRECTV, Inc.”).

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 13, 1999, the Company entered into an agreement with DIRECTV to promote and offer support for the TiVo Service and products that enable the TiVo Service (the “DIRECTV Agreement”). Under the DIRECTV Agreement, DIRECTV provides a variety of marketing and sales support to promote TiVo and the TiVo Service, collaborate on certain product development efforts and make a portion of the bandwidth capacity of DIRECTV’s satellite network available to TiVo.

In April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period which began October 2000. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense is amortized into sales and marketing—related parties expense as the bandwidth services are provided over the three-year service period. DIRECTV may repay the note either by providing bandwidth capacity at no additional charge or by paying in cash. At the end of the three-year service period, if specified milestones are not achieved, TiVo will have the right to repurchase some or all of these shares at $.001 per share. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, $941,000, $941,000, $78,000 and $235,000 had been amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing—related parties expense. Also, $1.5 million, $1.5 million, $125,000 and $376,000 had been amortized for prepaid marketing expense as sales and marketing—related parties expense for the fiscal years ended January 31, 2003 and 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, respectively.

In addition to the equity consideration for DIRECTV’s marketing services described above, DIRECTV receives a percentage of TiVo’s subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as incurred and included in sales and marketing—related parties expense.

On October 6, 2000 TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV has the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days of the month in which the warrants were earned. As of January 31, 2002, DIRECTV had earned the right to receive common stock warrants to purchase 155,941 shares at exercises prices ranging from $4.58-$12.88. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.99% and 5.85%; expected dividend yield of zero percent; expected lives of two years for the warrants; and expected volatility of 70%. The value of warrants of $121,000, $76,000 and $173,000 was expensed as sales and marketing—related parties expense for fiscal year ended January 31, 2002, the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000, respectively.

Philips Agreement

On March 31, 1999, the Company entered into an agreement with Philips for the manufacture, marketing and distribution of digital video recorders that enable the TiVo Service. Subject to certain limitations, this agreement granted Philips the right to manufacture, market and sell digital video recorders that enable the TiVo Service in North America. Philips was also granted the right to manufacture, market and sell digital video recorders in North America that incorporates both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted Philips a limited license to TiVo technology for the purpose of manufacturing digital video recorders that enable the TiVo Service.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreed to pay Philips a subsidy on each digital video recorder manufactured and sold by Philips under this agreement. A portion of the subsidy amount paid to Philips is due when the digital video recorder was shipped. The remaining portion is due when the subscriber activates the TiVo Service. The Company recorded the subsidy as sales and marketing—related parties expense. In addition to these amounts, the Company agreed to pay Philips a fixed amount per month for each Philips-branded digital video recorder that has an active subscription to the TiVo Service.

SONY Agreement

On August 6, 1999, the Company entered into a Letter of Intent with SONY for the manufacture, marketing and distribution of digital video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants SONY the right to manufacture, market and sell digital video recorders that enable the TiVo Service in North America. SONY was also granted the right to manufacture, market and sell digital video recorders in North America that incorporates both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted SONY a limited license to TiVo technology for the purpose of developing and manufacturing digital video recorders and other devices that enable the TiVo Service.

The Company has agreed to pay SONY a subsidy on each digital video recorder manufactured and sold by SONY under this agreement. The amount of the subsidy is periodically adjusted based on SONY’s manufacturing costs and selling prices. The subsidy amount paid to SONY is due when the digital video recorder is shipped. The Company records the subsidy as sales and marketing—related parties expense upon shipment. In addition to these amounts, the Company has agreed to pay SONY a calculated amount per month for each SONY-branded digital video recorder that has an active subscription to the TiVo Service.

Thomson Multimedia S.A.

On May 31, 2000, the Company entered into a Letter of Intent with Thomson Multimedia S.A. for the manufacture, marketing and distribution of digital video recorders that enable the TiVo Service. Subject to certain limitations, this agreement grants Thomson Multimedia the right to manufacture, market and sell digital video recorders that enable the TiVo Service in the United Kingdom and Ireland. TiVo provided the TiVo Service in cooperation with Sky Broadcasting and other operators of TV broadcast services in the United Kingdom. The Company also agreed to pay Thomson Multimedia a calculated amount per month for each sale of a Thomson manufactured digital video recorder.

In compliance with the terms of the amendment to the Cooperation Agreement dated September 30, 2000, as amended between TiVo and Thomson Multimedia S.A. on July 1, 2002, TiVo agreed at its discretion to issue and deliver to Thomson Multimedia restricted shares of TiVo’s common stock, in certificated form and unregistered, equal in value to an aggregate sum of $1.5 million, as a partial payment for subsidy and buydown expense due to Thomson Multimedia for the first calendar quarter of 2002. On July 2, 2002 the Company issued 379,843 shares of TiVo’s common stock to Thomson Multimedia.

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

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hughes Network Systems

On August 31, 2000 the Company entered into a Technology License Agreement with Hughes Network Systems for the manufacture and distribution of digital video recorders that enable the TiVo Service. Subject to certain limitations, the agreement grants Hughes the right to manufacture and sell digital video recorders that enable the TiVo Service in the United States. Hughes was also granted the right to manufacture and sell digital video recorders in the United States that incorporate both DIRECTV’s satellite receiver and the TiVo Service. The Company also granted Hughes a license to TiVo technology for the purpose manufacturing digital video recorders and other devices that enable the TiVo Service.

16.	COMMITMENTS AND CONTINGENCIES

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

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. This motion to dismiss is still pending. The TiVo defendants’ time to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. At the appropriate time, the TiVo defendants intend to move to dismiss the consolidated complaint for failure to state a claim. On October 8, 2002, TiVo’s executive officers were dismissed as defendants in the complaint. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

On August 13, 2001, Alan Federbush, an individual resident in the state of New York, and Mitchell Brink, an individual resident in the state of Illinois, filed, on behalf of themselves and all similarly situated purchasers of SONY or Philips digital television recorders and the TiVo Service, a class action complaint against us in the Superior Court of the State of California, Santa Clara County, alleging violation of California’s Consumers’ Legal Remedies Act, California’s Unfair Practices Act, and fraudulent concealment. The complaint states that Mr. Federbush and Mr. Brink each experienced problems with the modem contained in the digital television recorders. The complaint alleges, among other things, that we knew or had reason to know of these malfunctions and therefore misrepresented or failed to disclose material information about the digital television recorders to consumers. The complaint seeks an award of actual damages, as well as unspecified punitive damages, interest, attorneys’ fees and other costs. The complaint additionally seeks broad equitable relief, requesting that we be enjoined from continuing the practices described in the complaint and engaging in false and misleading advertising regarding the digital television recorders. We filed our answer to the complaint on October 19, 2001. On June 24, 2002 the Court entered a consent judgment fully resolving the action among the parties. In consideration of the Plaintiffs’ release of any claims against TiVo, the Company agreed to pay Plaintiffs’ costs and attorneys fees and to extend by four months the terms and conditions provided for in the original manufacturers’ warranties with respect to modems contained in certain Series1 digital video recorders purchased after February 1, 2002.

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

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against TiVo with the California Department of Fair Employment and Housing. Mr. Townsley claims that he has suffered discrimination based on his disability. The Company believes it has meritorious defenses and intend to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, the Company’s business could be harmed.

At January 31, 2003, no amounts had been accrued for any legal matters as the Company does not believe amounts are probable or reasonably estimable.

The Company believes it has meritorious defenses and intends to defend all of the above actions vigorously; however, the Company could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, the Company’s business could be harmed.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $236,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s headquarters consist of two buildings, which are used for administrative, sales and marketing, customer service and product development activities, and are located in Alviso, California. One of the

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

buildings was vacant during most of the fiscal year ended January 31, 2003. The Company had subleased a portion of the idle space through August 2002. The Company intends to reoccupy one floor of the vacant building during the fiscal year ending January 31, 2004 but does not intend to occupy the second floor for the remaining term of the lease. The Company is actively searching for tenants to sublease the idle space; however, given the current real estate market conditions, the Company does not expect to sublease these facilities.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. TiVo is actively searching for tenants to sublease the office; however, given the current real estate market conditions, the Company does not expect to sublease these facilities.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of January 31, 2003:

	Accrual balance at	Total cash payments, charges and credits for the year ended	Accrual balance at
	January 31, 2002	January 31, 2003	January 31, 2003
TiVo, Alviso, CA facility lease expenses	$5,081,000	$(1,441,000)	$3,640,000
TiVo, Berkshire, United Kingdom facility lease expenses	—	367,000	367,000

Total	$5,081,000	$(1,074,000)	$4,007,000

Of the total accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities, $3.1 million is included in deferred rent and other long-term liabilities and $900,000 is included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2003.

Equipment Lease Line

In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company’s Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of January 31, 2003, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The unused equipment lease line expired February 2000. The current portion of the capital lease obligation, net of interest expense, at January 31, 2003 and 2002, is zero and $536,000, respectively.

Future minimum operating lease payments as of January 31, 2003, are as follows:

Fiscal Year Ending	Facilities Leases
January 31, 2004	$3,099,000
January 31, 2005	3,178,000
January 31, 2006	3,270,000
January 31, 2007	3,288,000
January 31, 2008	273,000

Total	$13,108,000

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2003.

18.    ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or, 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

The Rights are intended to enable all TiVo stockholders to realize the long-term value of their investment in the Company. They do not prevent a takeover, but should encourage anyone seeking to acquire TiVo to negotiate with the Board of Directors prior to attempting a takeover. The Rights Plan will expire on January 9, 2011.

The Rights were not being distributed in response to any specific effort to acquire control of TiVo. The Rights are designed to assure that all TiVo stockholders receive fair and equal treatment in the event of any proposed takeover of TiVo and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of TiVo without paying all stockholders a control premium.

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

The dividend distribution to establish the new Rights Plan was paid to stockholders of record on January 31, 2001. The Rights will expire on January 9, 2011. The Rights distribution is not taxable to stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III has been omitted from this Annual Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders.

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

Information regarding our directors is incorporated by reference from our Proxy Statement. The information identifying our current executive officers and key employees is found under the caption “Executive Officers and Key Employees” in Part I of this report, and is also incorporated by reference from our Proxy Statement into this Item 10.

The information concerning TiVo’s executive officers is incorporated by reference from our Proxy Statement.

Identification of Directors

The information concerning the Company’s directors and nominees is incorporated by reference from our Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.

ITEM	11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from our Proxy Statement under the headings “Proposal No. 1 Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM	14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

ITEM	15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditors Fees and Services.”

PART IV

ITEM	16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. INDEX TO FINANCIAL STATEMENTS

See Item 8.

(a)	3. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999).

4.1	Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.2	Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

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

4.15	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

4.16	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

10.1	Amendment and Novation Agreement, effective as of March, 2003, between Maxtor Corporation and TiVo Inc. (filed herewith).

10.2++	Second Amendment to Hard Disk Supply Agreement, effective as of May 1, 2000, between Quantum Corporation and TiVo Inc. (filed herewith).

10.3	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (filed herewith).

10.4++	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (filed herewith).

10.5++

Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.6++

Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10.7++

First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.8++

First Amendment to the Development and Distribution Agreement, dated as of June 30, 2002, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.9++

UltimateTV Amendment, dated as of February 1, 2000, between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.10++

Second Amendment to the Content License Agreement, dated as of February 1, 2000, between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.11++

Third Amendment to the Content License Agreement, dated as of May 1, 2000, between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.12++

Fourth Amendment to the Data License Agreement, dated as of June 1, 2002, between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

10.13

TiVo Inc.’s Amended and Restated 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 12, 2002).

Exhibit Number	Description

10.14+

TiVo-SONY Electronics US Falcon Agreement, dated as of August 8, 2002, between SONY Electronics Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2002).

10.15+

Development and Distribution Agreement, dated as of April 30, 2002, between America Online, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.48 of the registrant’s Quarterly Report on Form 10-Q filed on June 14, 2002).

10.16

Funds Release Agreement, dated as of April 29, 2002, between America Online, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.47 of the registrant’s Quarterly Report on Form 10-Q filed on June 14, 2002).

10.17+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.18+

Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.19+	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002.

10.20+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.21+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+

Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.23+

TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and SONY Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.24+

TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and SONY Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.25+

Addendum to TiVo/NBC Agreement, dated as of August 8, 2001, between TiVo Inc. and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.26

Common Stock Purchase Agreement, dated as of December 21, 2001, between TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 21, 2001).

10.27

Common Stock Purchase Agreement, dated as of February 13, 2002, between TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 14, 2002).

10.28

Amendment No. 1 to Common Stock Purchase Agreement, dated as of March 1, 2002, between TiVo Inc. and Acqua Wellington North American Equities Fund, Ltd. (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

Exhibit Number	Description

10.29

Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

10.30

First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10. of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

10.31

Investment Agreement, dated as of June 9, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.25 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

10.32

First Amendment to Investment Agreement, dated as of September 11, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.33

Second Amendment to Investment Agreement, dated as of January 30, 2001, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.34

Third Amendment to Investment Agreement, dated as of March 28, 2002, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.35+

Product Integration and Marketing Agreement, dated as of June 9, 2000, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

10.36

Escrow Agreement, dated as of September 11, 2000, among TiVo Inc., America Online, Inc. and U.S. Trust Company, National Association (incorporated by reference to Exhibit 10.28 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.37

First Amendment to Escrow Agreement, dated as of January 30, 2001, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.38

Amended and Restated Warrant No. VW-A-1 to Purchase Shares of Common Stock issued to America Online, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.39

Amended and Restated Warrant No. VW-B-1 to Purchase Shares of Common Stock issued to America Online, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on March 15, 2001).

10.40

Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.41	TiVo Inc.’s 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.42

TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.43	TiVo Inc.’s 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.44	TiVo Inc.’s 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on March 30, 2000).

Exhibit Number	Description

10.45+

Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 (incorporated by by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.46

First Amendment to Hard Disk Supply Agreement between Quantum and TiVo Inc., dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.47+

Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.48+

Master Agreement between Philips Business Electronics B.V. and TiVo Inc., dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.49+

Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.50+	Agreement between NBC Multimedia, Inc. and TiVo Inc., dated April 16, 1999 (incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.51

Sublease Agreement between Verity, Inc. and TiVo Inc., dated February 23, 1998 (incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.52

Amendment to Sublease Agreement between Verity, Inc. and TiVo Inc., dated November 1998 (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.53

Second Amendment to Sublease Agreement between Verity, Inc. and TiVo Inc., dated March 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.54

Consent of Landlord to Sublease between Verity, Inc. and TiVo Inc., dated February 23, 1998 (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.55

Master Lease Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.56

Warrant to Purchase Shares of Series A Preferred Stock issued to Randy Komisar, dated March 18, 1998 (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.57

Warrant Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.58

Secured Convertible Debenture Purchase Agreement between TiVo Inc. and certain of its investors, dated April 8, 1999, and related documents (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.59	TiVo Inc.’s 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.60+

Tribune Media Services Television Listing Agreement between Tribune Media Services and TiVo Inc., dated June 1, 1998 (incorporated by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

Exhibit Number	Description

10.61+

Amendment to the Data License Agreement between Teleworld Inc., and Tribune Media Services, Inc. between Tribune Media Services and TiVo Inc., dated November 10, 1998 (incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.62

Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo Inc., dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.63	TiVo Inc.’s Form of Change of Control Severance Agreement (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

24.1	Power of Attorney (filed herewith).

99.1	Letter from TiVo Inc. to the Securities and Exchange Commission (incorporated by reference to Exhibit 99.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

99.5

Form of Stock Option Grant used in connection with an option granted outside of TiVo’s stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.

(b)	Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended January 31, 2003:

•	Current Report on Form 8-K on November 25, 2002, regarding the announcement of the registrant’s earnings for the third quarter ended October 31, 2002.

•	Current Report on Form 8-K on December 31, 2002, regarding the announcement of the Second Amendment to the product development agreement dated February 15, 2002 with DIRECTV, Inc.

•	Current Report on Form 8-K on January 14, 2003, regarding the announcement of the Third Amendment to the product development agreement dated February 15, 2002 with DIRECTV, Inc.

•	Current Report on Form 8-K on January 30, 2003, regarding the registrant’s temporary reduction of the conversion price of registrant’s 7% Convertible Senior Notes due 2006 during the period beginning on December 30, 2002 and ending on January 28, 2003 from 3.99 to $3.70 per share.

The registrant subsequently filed the following:

•	Current Report on Form 8-K on March 6, 2003 regarding the registrant’s press release announcing the registrant’s earnings for the fourth quarter and year ended January 31, 2003.

•	Current Report on Form 8-K on March 7, 2003, regarding the announcement of the registrant’s earnings for the fourth quarter and year ended January 31, 2003.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo, TiVo Central, TiVolution and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Home Media Option, Instant Replay logo, “Ipreview”, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Personal Video Recorder”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVo” (logo and character), “TiVomatic”, and “TrickPlay” are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2003	TIVO INC.

	By:	/s/ MICHAEL RAMSAY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL RAMSAY Michael Ramsay	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 1, 2003

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2003

/s/ JAMES BARTON James Barton	Senior Vice President of Research and Development, Chief Technical Officer and Director	May 1, 2003

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	May 1, 2003

/s/ MARK W. PERRY Mark W. Perry	Director	May 1, 2003

/s/ RANDY KOMISAR Randy Komisar	Director	May 1, 2003

/s/ LARRY N. CHAPMAN Larry N. Chapman	Director	May 1, 2003

/s/ JOHN S. HENDRICKS John S. Hendricks	Director	May 1, 2003

David Zaslav	Director

CERTIFICATION

I, Michael Ramsay, certify that:

1.	I have reviewed this annual report on Form 10-K of TiVo Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer

CERTIFICATION

I, David H. Courtney, certify that:

1.	I have reviewed this annual report on Form 10-K of TiVo Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ DAVID H. COURTNEY
David H. Courtney Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer