Form 10-K/A
period 2003-01-31
TIVO INC
filed 2003-06-16
CIK 1088825

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for TiVo Inc. (the “Company”) for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on May 1, 2003 is being amended to provide additional disclosure in Item 14 “Controls and Procedures”.

PART III

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

In designing and evaluating the disclosure controls and procedures management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance in achieving our desired control objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in reaching that level of reasonable assurance.

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

TIVO INC.

Date: June 16, 2003	By:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL RAMSAY Michael Ramsay	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 16, 2003

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2003

* James Barton	Senior Vice President of Research and Development, Chief Technical Officer and Director	June 16, 2003

* Geoffrey Y. Yang	Director	June 16, 2003

* Mark W. Perry	Director	June 16, 2003

* Randy Komisar	Director	June 16, 2003

* Larry N. Chapman	Director	June 16, 2003

* John S. Hendricks	Director	June 16, 2003

* David Zaslav	Director	June 16, 2003

* By: /s/ DAVID H. COURTNEY David H. Courtney	Attorney-in-Fact	June 16, 2003

CERTIFICATION

I, Michael Ramsay, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of TiVo Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: June 16, 2003

/s/ MICHAEL RAMSAY

Michael Ramsay Chief Executive Officer

CERTIFICATION

I, David H. Courtney, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of TiVo Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: June 16, 2003

/s/ DAVID H. COURTNEY

David H. Courtney Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer