Form 10-Q
period 2003-04-30
TIVO INC
filed 2003-06-16
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission file number 000-27141

TIVO INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Gold Street, PO Box 2160, Alviso, CA	95002
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 64,866,286 as of June 6, 2003.

The accompanying notes are an integral part of these statements.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 30, 2003	January 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,657,000	$44,201,000
Accounts receivable, net of allowance for doubtful accounts of $13,000 and $8,000	6,328,000	5,839,000
Accounts receivable-related parties	887,000	1,271,000
Inventories	5,269,000	7,273,000
Prepaid expenses and other	2,326,000	2,376,000
Prepaid expenses and other-related parties	2,948,000	2,851,000

Total current assets	57,415,000	63,811,000
LONG-TERM ASSETS
Property and equipment, net	11,059,000	12,143,000
Prepaid expenses and other	1,193,000	1,392,000
Prepaid expenses and other-related parties	4,879,000	4,974,000

Total long-term assets	17,131,000	18,509,000

Total assets	$74,546,000	$82,320,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$14,372,000	$15,260,000
Accrued liabilities	12,337,000	13,980,000
Accrued liabilities-related parties	1,978,000	3,359,000
Deferred revenue	25,385,000	24,000,000
Deferred revenue-related parties	4,988,000	6,077,000

Total current liabilities	59,060,000	62,676,000
LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450,000)	4,692,000	4,265,000
Convertible notes payable-related parties (face value $10,000,000)	4,329,000	3,920,000
Deferred revenue	33,521,000	32,373,000
Deferred rent and other	3,475,000	3,783,000

Total long-term liabilities	46,017,000	44,341,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	April 30, 2003	January 31, 2003
Total liabilities	105,077,000	107,017,000
COMMITMENTS AND CONTINGENCIES (see Note 6)	—	—
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001:
Authorized shares are 150,000,000 Issued and outstanding shares are 64,342,710 and 63,918,686, respectively	64,000	64,000
Additional paid-in capital	523,538,000	522,101,000
Prepaid marketing expense	(627,000)	(1,003,000)
Note receivable-related parties	(392,000)	(627,000)
Accumulated deficit	(553,114,000)	(545,232,000)

Total stockholders’ deficit	(30,531,000)	(24,697,000)

Total liabilities and stockholders’ deficit	$74,546,000	$82,320,000

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,
	2003	2002
Revenues
Service and technology revenues (includes $4,312,000 and $1,644,000 of revenues-related parties for the three months ended April 30, 2003 and 2002, respectively)	$16,068,000	$9,860,000
Hardware revenues	14,809,000	3,780,000
Rebates, revenue share and other payments to channel (includes $2,270,000 and $600,000 of contra-revenues- related parties for the three months ended April 30, 2003 and 2002, respectively)	(2,357,000)	(600,000)

Net revenues	28,520,000	13,040,000
Costs of revenues
Costs of service and technology revenues	7,803,000	5,453,000
Cost of hardware revenues	14,178,000	3,665,000

Total cost of revenues	21,981,000	9,118,000

Gross margin	6,539,000	3,922,000

Research and development	5,472,000	5,002,000
Sales and marketing	2,126,000	7,855,000
Sales and marketing-related parties	1,873,000	22,922,000
General and administrative	3,778,000	3,759,000

Total operating expenses	13,249,000	39,538,000

Loss from operations	(6,710,000)	(35,616,000)
Interest income	114,000	4,099,000
Interest expense and other (includes $175,000 and $412,000 interest expense-related parties for the three months ended April 30, 2003 and 2002, respectively)	(1,274,000)	(1,992,000)

Loss before income taxes	(7,870,000)	(33,509,000)
Provision for income taxes	(12,000)	—

Net loss	(7,882,000)	(33,509,000)
Less: Series A redeemable convertible preferred stock dividend	—	(220,000)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	(1,445,000)

Net loss attributable to common stockholders	$(7,882,000)	$(35,174,000)

Net loss per common share basic and diluted	$(0.12)	$(0.74)

Weighted average common shares outstanding—basic and diluted	64,021,345	47,343,887

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-In Capital	Prepaid Marketing Expense	Note Receivable- Related Parties	Accumulated Deficit
	Shares	Amount					Total
BALANCE JANUARY 31, 2003	63,918,686	$64,000	$522,101,000	$(1,003,000)	$(627,000)	$(545,232,000)	$(24,697,000)
Issuance of common stock related to exercise of common stock options	235,918	—	617,000	—	—	—	617,000
Issuance of common stock related to employee stock purchase plan	188,106	—	820,000	—	—	—	820,000
Amortization of prepaid marketing expense	—	—	—	376,000	—	—	376,000
Amortization of note receivable	—	—	—	—	235,000	—	235,000
Net loss	—	—	—	—	—	(7,882,000)	(7,882,000)

BALANCE APRIL 30, 2003	64,342,710	$64,000	$523,538,000	$(627,000)	$(392,000)	$(553,114,000)	$(30,531,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,882,000)	$(33,509,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,491,000	1,750,000
Amortization of prepaid marketing expense	—	5,000,000
Amortization of prepaid advertising-related parties	376,000	376,000
Non-cash interest expense	916,000	1,052,000
Amortization of prepaid marketing related to value of warrants	—	11,615,000
Recognition of stock-based compensation expense	—	118,000
Amortization of note receivable	235,000	236,000
Changes in assets and liabilities:
Accounts receivable, net	(489,000)	(590,000)
Accounts receivable-related parties	384,000	4,110,000
Inventories	2,004,000	(1,663,000)
Prepaid expenses and other	(30,000)	451,000
Prepaid expenses and other-related parties	(97,000)	(1,199,000)
Prepaid expenses and other, long-term	199,000	(246,000)
Prepaid expenses and other-related parties, long-term	95,000	(144,000)
Accounts payable	(888,000)	2,196,000
Accrued liabilities	(1,643,000)	1,109,000
Accrued liabilities-related parties	(1,381,000)	(18,700,000)
Deferred revenue	1,385,000	2,172,000
Deferred revenue-related parties	(1,089,000)	5,592,000
Long-term deferred revenue	1,148,000	4,014,000
Deferred rent and other long-term liabilities	(308,000)	(148,000)

Net cash used in operating activities	(5,574,000)	(16,408,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(407,000)	(285,000)

Net cash used in investing activities	(407,000)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to employee stock purchase plan	820,000	647,000
Proceeds from issuance of common stock related to exercise of common stock options	617,000	27,000
Series A redeemable convertible preferred stock dividend	—	(220,000)
Net payments under capital lease obligations	—	(209,000)

Net cash provided by financing activities	1,437,000	245,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,544,000)	(16,448,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three Months Ended April 30,
	2003	2002
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	44,201,000	52,327,000

Balance at end of period	$39,657,000	$35,879,000

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(183,000)	$(973,000)
Cash paid for interest-related parties	(175,000)	(679,000)
Reversal of deferred stock-based compensation	—	171,000
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Interest income recognized on restricted cash	—	3,735,000
Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,445,000
Redemption of shares of Series A convertible preferred stock using restricted cash	—	(48,000,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001 the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation.

The Company has developed a subscription-based television service (the “TiVo Service”) that provides viewers with the ability to pause, rewind and play back live or recorded television broadcasts, as well as to search for, watch and record programs. The TiVo Service provides television listings, daily suggestions and special viewing packages. The TiVo Service also offers service providers, advertisers, content creators, and television networks a new platform for promotions, content delivery, and audience research. The TiVo Service is enabled through a digital video recorder (the “DVR”) designed and developed by TiVo and manufactured by the Company or one of its third party manufacturers. The Company conducts its operations through one reportable segment.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2003 and January 31, 2003 and the results of operations and condensed consolidated statements of cash flows for the three-month periods ended April 30, 2003 and 2002. Additionally included is the statement of stockholders’ deficit for the three-month period ended April 30, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2003 and 2002, including the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of results that may be expected for the year ending January 31, 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories

TiVo introduced its Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who make the recorders available nationwide in retail stores as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the Series2 TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Accounts Receivable – Related Parties

Accounts Receivable–related parties consist of amounts owed to the Company from companies such as DIRECTV, Inc. (“DIRECTV”), Philips Electronics North America Corporation (“Philips”) and Hughes Electronics Corporation (“Hughes”), all of which held stock in the Company. These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed for reimbursement of a portion of the Company’s development costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	3-5 years
Computer and office equipment	3-5 years
Lab equipment	3 years
Leasehold improvements	The shorter of 7 years or the life of the lease
Capitalized software	1-5 years

Maintenance and repair expenditures are expensed as incurred.

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the long-term portion of rent and related property taxes and insurance for the Company’s vacant facility in Alviso, California and sales office in the United Kingdom. The Company’s assumption inherent in the estimate is that given the current real estate market conditions it would not be able to acquire a sublessee for the remaining term of the lease.

Revenue Recognition and Deferred Revenue

During the three months ended April 30, 2003 and 2002 the Company generated service revenues from fees for providing the TiVo Service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company began manufacturing and distributing TiVo branded Series2 DVRs. This effort resulted in revenues from the sale of hardware products that run the TiVo Service.

Revenues for the three months ended April 30, 2003 and 2002, respectively, were as follows:

Revenues	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002
Service Revenues	$12,702,000	$8,216,000
Technology Revenues	3,366,000	1,644,000
Hardware Revenues	14,809,000	3,780,000

For the three months ended April 30, 2003 one customer generated $1.6 million of technology revenues and one customer generated $4.7 million of hardware revenues that accounted for 5% and 15% of total revenues, respectively. Of the total service revenues and technology revenues for the three months ended April 30, 2003, $2.4 million and $1.9 million, respectively, were generated from related parties. For the three months ended April 30, 2002 one customer generated $1.6 million of technology revenues and one customer generated $1.1 million of hardware revenues that accounted for 12% and 8% of total revenues, respectively. For the three months ended April 30, 2002, all of the technology revenues were generated from related parties. Revenues for the three months ended April 30, 2003 and 2002 as a percentage of total revenues were as follows:

Revenues	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002
Service Revenues	41%	60%
Technology Revenues	11%	12%
Hardware Revenues	48%	28%

Service Revenues

Revenue from monthly and annual subscription fees to the TiVo Service is recognized over the period benefited and is included in service revenues. TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the digital video recorder. Additionally included in service revenues are revenues received from the sale of the Home Media Option, a premium feature package that allows subscribers to enjoy video, digital music and photos throughout their home.

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

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. The Company believes it is able to reasonably estimate, track and project the current progress and remaining effort to completion. The Company has engineering professional service agreements with DIRECTV and AOL for which it uses the percentage-of-completion method of revenue recognition. If the Company is not able to estimate total project revenues or costs or progress toward completion but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

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

Rebates, Revenue Share and Other Payments to Channel

In connection with the Company’s adoption of Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)” on February 1, 2002, certain payments to customers are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as “rebates, revenue share and other payments to channel”.

Deferred Revenue

Deferred revenue consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE does not exist for the undelivered elements.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo Service platform and products that enable the TiVo Service. Research and development costs are expensed as incurred.

Sales and Marketing—Related Parties Expense

Sales and marketing — related parties expense consists of cash and non-cash charges related to the Company’s agreements with DIRECTV, Philips, Maxtor, Sony, Discovery, NBC and AOL, all of which held stock in the Company.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense and cash charges for interest expense payable to Comdisco. Included in interest expense– related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable according to negotiated deferred payment schedules. Included in non-cash interest expense and other is amortization of discount on convertible notes payable, debt issuance costs and warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Three Months Ended April 30,
	2003	2002
Cash interest expense	$183,000	$520,000
Cash interest expense – related parties	175,000	412,000

Total cash interest expense	358,000	932,000

Total non-cash interest expense and other	916,000	1,060,000

Total interest expense and other	$1,274,000	$1,992,000

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the company’s authorized but unissued common stock. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the three months ended April 30, 2003, all options granted under the stock option plans were granted at exercise prices equal to the market price of the underlying common stock on the grant date. Therefore, no deferred stock-based employee compensation was recorded. In previous years the Company did issue certain stock options with exercise prices less than fair market value on the date of grant. The deferred compensation, which was valued using the intrinsic value method was amortized over the four-year vesting period of these options.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. TiVo continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s Equity Incentive Plans and under the Company’s Employee Stock Purchase Plan for the three months ended April 30, 2003 and 2002:

	Three Months Ended
	April 30, 2003	April 30, 2002
Net loss attributable to common stockholders, as reported	$(7,882,000)	$(35,174,000)
Add back: stock based compensation expense recognized	—	118,000

Pro forma effect of stock based compensation expense determined under the fair value method for all awards	(3,631,000)	(3,926,000)

Net loss attributable to common stockholders, pro forma	$(11,513,000)	$(38,982,000)

Basic and diluted loss per share, as reported	$(0.12)	$(0.74)

Basic and diluted loss per share, pro forma	$(0.18)	$(0.82)

The Company has not reflected this pro forma expense net of any tax benefit because the net realizable tax benefit is unknown.

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options and employee stock purchase plan awards:

	Equity Incentive Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002
Expected life (in years)	4.0	4.0	.5-1.0	.5
Risk free interest rate	3.96%-4.10%	4.0%-4.10%	1.55%-1.92%	2.05%

Volatility	50%	50%	50%	50%

Dividend yield	zero	zero	zero	zero

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Net Loss Per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value of Series A redeemable convertible preferred stock from the net loss. Shares used in the computation of net loss per share amounts exclude options and warrants to purchase common stock and Series A convertible preferred stock, common shares issuable upon conversion of convertible notes payable, and any unvested, repurchasable common stock issued under the Company’s employee stock option plans.

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	Three Months Ended April 30,
	2003	2002
Series A convertible preferred stock	—	1,111,861
Repurchasable common stock	522,081	560,753
Number of common shares issuable for convertible notes payable	5,125,313	8,119,266
Options to purchase common stock	12,795,485	10,439,378
Warrants to purchase common stock	5,800,209	8,539,812

Total	24,243,088	28,771,070

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

Because the Company’s convertible notes are not publicly traded, the Company estimates the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock.

As of April 30, 2003, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on April 30, 2003 was $5.94 as quoted on the Nasdaq. If converted, the total fair value of these shares at the closing price would have been $15.6 million. The convertible notes payable-related parties long-term, face value of $10,000,000, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at April 30, 2003. If converted, the total fair value of these shares at the closing price would have been $14.9 million.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. The reserves for doubtful accounts receivable at April 30,

2003 and January 31, 2003 were $13,000 and $8,000 for accounts receivable, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips and Hughes) to be significant.

The Company is dependent on single suppliers for several key components and services. The Company does not have contracts or arrangements with such suppliers. Instead, the Company purchases these components and services by submitting purchase orders with these companies. The Company also has an agreement with Tribune Media Services, its sole supplier of programming guide data for the TiVo Service. If these suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time or at all.

3.    INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company is including the following disclosure applicable to its product warranties. The Company is also including disclosures pertaining to the Company’s indemnification arrangements.

The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The methodology used in determining liability for product warranty services was based upon historical information and experience. The Company’s warranty reserve is calculated as the total volume of unit sales multiplied by the expected volume of the warranty return rate multiplied by the estimated cost to replace or repair the customers’ warranty returns. The Company offers standard warranties for its DVRs consisting of 90 days free labor and one year parts exchange. The following table summarizes the activity related to the product warranty liability during the three months ended April 30, 2003:

Balance at January 31, 2003	$980,000
Reduction of warranty accrual	(58,000)
Actual warranty costs incurred during the year	(19,000)

Balance at April 30, 2003	$903,000

The Company’s warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example and not a limitation, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. For example, as the Company has disclosed in Note 6, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted, the relative merits of the claim, the financial ability of the party suing the indemnified party to engage in protracted litigation, the number of parties seeking indemnification, the nature and amount of damages claimed by the party suing the indemnified party and the willingness of such party to engage in settlement negotiations. Due to the speculative nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

Under certain circumstances, the Company may have recourse through its insurance policies that would enable it to recover from its insurance company some or all amounts paid pursuant to its indemnification obligations. The Company does not have any assets held either as collateral or by third parties that, upon the occurrence of an event requiring it to indemnify a customer, the Company could obtain and liquidate to recover all or a portion of the amounts paid pursuant to its indemnification obligation.

As permitted under Delaware law and the Company’s by-laws and certificate of incorporation, the Company has agreements whereby it indemnifies the Company’s officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The potential amount of future payments the Company could be required to make under these indemnification agreements is unknown; however, the Company has a directors’ and officers’ liability insurance policy that may enable it to recover a portion of any future amounts paid.

4.    AGREEMENTS WITH DIRECTV, INC.

On February 15, 2002, the Company entered into a product development agreement (the “Development Agreement”) and a services agreement (the “Services Agreement”) with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. The Development Agreement provides for the development of the next generation DIRECTV-TiVo combination receiver known as the “Provo receiver” and for software upgrades to the existing combination receivers, known as “Reno receivers”, to enable customers to receive the upgraded DVR functionality.

On April 17, 2003, the Company entered into the Fourth Amendment to the Development Agreement. The amendment revises provisions relating to, among other things, hardware and software requirements and development schedules under the Development Agreement.

During the three months ended April 30, 2003, the Company recognized $1.4 million in revenue for engineering professional services related to the Development Agreement (see Note 2. Summary of Significant Accounting Policies—“Revenue Recognition and Deferred Revenue”).

5.    CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors.

During the three months ended April 30, 2003 there were no conversions of notes payable. As of April 30, 2003 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable- related parties	Total
Face value of convertible notes payable	$10,450,000	$10,000,000	$20,450,000
Unamortized discount resulting from warrants issued to noteholders	(1,384,000)	(1,142,000)	(2,526,000)
Unamortized discount resulting from beneficial conversion feature	(4,374,000)	(4,529,000)	(8,903,000)

Carrying value of convertible notes payable	$4,692,000	$4,329,000	$9,021,000

•	The net carrying values of the convertible notes payable and convertible notes payable – related parties were $4.7 million and $4.3 million respectively as of April 30, 2003. The convertible notes payable instruments are not publicly traded. Therefore, the Company estimated the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock. As of April 30, 2003, the convertible notes payable long-term, face value of $10,450,000 were convertible (using the conversion price of $3.99 then in effect) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on April 30, 2003 was $5.94 as quoted on the Nasdaq. If converted, the total fair value of these shares at the closing price would have been $15.6 million. The convertible notes payable-related parties long-term, face value of $10,000,000, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at April 30, 2003. If converted, the total fair value of these shares at the closing price would have been $14.9 million.
•	Interest expense and other for the three months ended April 30, 2003 includes 7% coupon interest expense of $183,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $95,000; and amortization of the discount pertaining to the value of beneficial conversion of $332,000.
•	Interest expense and other-related parties for the three months ended April 30, 2003 includes 7% coupon interest of $175,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $90,000; and amortization of the discount pertaining to the value of beneficial conversion of $319,000.
•	Amortization of debt issuance expenses was $69,000 for the three months ended April 30, 2003.
•	Amortization of non-cash debt issuance expenses was $11,000 the three months ended April 30, 2003.
•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable-related parties was $185,000 for the three months ended April 30, 2003.
•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $651,000 for the three months ended April 30, 2003.

Assuming there are no conversions, 7 % coupon interest for the outstanding noteholders is paid semi-annually with the next payment of $365,750 for convertible notes payable and $350,000 for convertible notes payable – related parties scheduled to be paid on August 15, 2003.

6.    COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against TiVo in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that TiVo infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing its TV schedule systems and processes without a license from StarSight. On February 25, 2000, TiVo counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of the this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. TiVo is not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intended to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit.

On June 6, 2003, the Company entered into a licensing agreement with Gemstar – TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to the Company and its subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, the Company agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. The Company has also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of its Series2 devices. In exchange for its promise to provide these and other services, Gemstar has waived the upfront license fee and will pay the Company a certain per unit fee. The Company may use the per unit fees Gemstar will pay to it to offset a portion of the per unit fees it will pay to Gemstar.

The per unit fees are payable upon activation of the TiVo Service on the unit, including activation of the recently announced no-fee TiVo Basic service level. The license applies to TiVo-enabled devices that are manufactured by the Company. In certain circumstances, the license may be extended to TiVo-enabled devices manufactured by existing and future licensees of the TiVo technology. Notwithstanding the foregoing, the license does not extend to TiVo-enabled DIRECTV set-top boxes or any other service provider-provisioned devices, and the upfront fee did not include DIRECTV set-top boxes.

Without either party admitting any wrong-doing or liability, the Company and Gemstar have also agreed to release and dismiss without prejudice all claims against each other and their respective subsidiaries related to the StarSight Telecast, Inc. v. TiVo, Inc., Case No. C-00-20133 litigation filed in the United States District Court for the Northern District of California, San Jose Division. The Company and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against the Company or its licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

The agreement has a five-year term. In the event that the agreement is terminated because of a material breach by the Company of its obligations to provide Gemstar with TiVo Showcases and certain other branding that is not cured within a certain period of time, the Company is contractually required to pay liquidated damages to Gemstar in the amount of the upfront license fee.

Under the agreement, the Company is not required to incorporate Gemstar television program guide data and is permitted to continue using the data provided to it by Tribune Media Services, Inc.

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. In addition to the TiVo defendants, this action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, TiVo’s executive officers were dismissed as defendants in the complaint. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

On September 25, 2001, Pause Technology filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback”. Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. The Company’s answer was filed on December 26, 2001. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss from these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2003, the Company has not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

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

The Company’s corporate headquarters consists of two buildings, which are used for administrative, sales and marketing, customer service and product development activities, and are located in Alviso, California. One of the buildings was vacant during most of the fiscal year ended January 31, 2003. The Company had subleased a portion of the idle space through August 2002. The Company has reoccupied one floor of the vacant building during the three months ended April 30, 2003 but does not intend to occupy the second floor for the remaining term of the lease. The Company is actively searching for tenants to sublease the idle space; however given the current real estate market conditions, the Company does not expect to sublease these facilities.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002. TiVo is actively searching for tenants to sublease the office; however given the current real estate market conditions, the Company does not expect to sublease these facilities.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of April 30, 2003:

	Accrual balance at January 31, 2003	Total cash payments for the three months ended April 30, 2003	Accrual balance at April 30, 2003
TiVo, Alviso, CA facility lease expenses	$3,640,000	$(347,000)	$3,293,000
TiVo, Berkshire, United Kingdom facility lease expenses	367,000	(28,000)	339,000

Total	$4,007,000	$(375,000)	$3,632,000

Of the total accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities, $2.7 million is included in deferred rent and other long-term liabilities and $973,000 is included in accrued liabilities in the accompanying condensed consolidated balance sheet at April 30, 2003.

Future minimum operating lease payments as of April 30, 2003, are as follows:

Fiscal Year Ending	Facilities Leases
January 31, 2004	$2,322,000
January 31, 2005	3,178,000
January 31, 2006	3,270,000
January 31, 2007	3,288,000
January 31, 2007	273,000

Total	$12,331,000

Equipment Lease Line

In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate is 7.25%, and the line is repayable over 36 months. The lessor, Comdisco, Inc., received a warrant for 60,814 shares of the Company’s Series B preferred stock at an exercise price of $1.26 per share. The Company expenses the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of April 30, 2003, $2.3 million of the available lease line has been used and has been accounted for as a capital lease. The unused equipment lease line expired February 2000. The current portion of the capital lease obligation, net of interest expense, at April 30, 2003 and 2002 is zero and $329,000, respectively.

7.    SUBSEQUENT EVENTS

Gemstar Licensing Agreements

On June 6, 2003, the Company entered into a licensing agreement with Gemstar - TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to the Company and its subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, the Company agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. The Company has also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of its Series2 devices. In exchange for its promise to provide these and other services, Gemstar has waived the upfront license fee and will pay the Company a certain per unit fee. The Company may use the per unit fees Gemstar will pay to it to offset a portion of the per unit fees it will pay to Gemstar.

The per unit fees are payable upon activation of the TiVo Service on the unit, including activation of the recently announced no-fee TiVo Basic service level. The license applies to TiVo-enabled devices that are manufactured by the Company. In certain circumstances, the license may be extended to TiVo-enabled devices manufactured by existing and future licensees of the TiVo technology. Notwithstanding the foregoing, the license does not extend to TiVo-enabled DIRECTV set-top boxes or any other service provider-provisioned devices, and the upfront fee did not include DIRECTV set-top boxes.

Without either party admitting any wrong-doing or liability, the Company and Gemstar have also agreed to release and dismiss without prejudice all claims against each other and their respective subsidiaries related to the StarSight Telecast, Inc. v. TiVo, Inc., Case No. C-00-20133 litigation filed in the United States District Court for the Northern District of California, San Jose Division. The Company and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against the Company or its licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

The agreement has a five-year term. In the event that the agreement is terminated because of a material breach by the Company of its obligations to provide Gemstar with TiVo Showcases and certain other branding that is not cured within a certain period of time, the Company is contractually required to pay liquidated damages to Gemstar in the amount of the upfront license fee.

Under the agreement, the Company is not required to incorporate Gemstar television program guide data and is permitted to continue using the data provided to it by Tribune Media Services, Inc.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TiVo is a leading provider of television services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo Service provides consumers with an easy way to record, watch, and control television. The TiVo Service also offers service providers, advertisers, content creators, and television networks a new platform for promotions, content delivery, and audience research. Our intent is to build recurring revenues by developing advanced television services based on our patented technology. As of April 30, 2003, we had approximately 703,000 subscriptions to the TiVo Service.

We currently derive revenues from three sources:

•	First, we receive revenues related to the TiVo Service, which include fees from consumer subscriptions, premium services, service providers, and others. We currently offer consumer subscription as either a $12.95 monthly recurring charge or a $299 product lifetime fee. Premium services include our Home Media Option, for which consumers pay an additional upfront fee of $99. Service provider fees consist of payments from DIRECTV, which offers the TiVo Service to its customers. Finally, service revenues also include fees for audience research, advertising, and promotions. For the three months ended April 30, 2003, service revenues were 41% of our total revenues, or $12.7 million. Revenues from advertising and research services were not material for the three months ended April 30, 2003.

•	Second, we receive technology revenues from companies that create products that provide TiVo functionality. Current licensees of our technology include Sony, Toshiba America Consumer Products, Inc., Toshiba Semiconductor and Pioneer Corporation. Current engineering professional services customers include DIRECTV, Toshiba, Sony, AOL Time Warner, Pioneer Corporation and others. We have an extensive portfolio of patents for inventions associated with the unique features of the TiVo Service, and for DVR software and hardware design. In the three months ended April 30, 2003, we derived 11% of our revenues, or $3.4 million, from licensing and engineering professional services.

•	Third, we receive revenues from the sale of DVR hardware. We engage a contract manufacturer to build certain TiVo DVRs, which we sell directly to consumers and to major consumer electronics retailers such as Best Buy, Circuit City, and others. We distribute these DVRs solely to enable our service revenues and, as a result, do not presently intend to generate significant gross profits from hardware. We do not, however, recognize any hardware revenue related to the sale of TiVo-enabled DVRs built and distributed by other consumer electronics manufacturers, such as Hughes, Sony, Philips, Samsung and Toshiba. In the three months ended April 30, 2003, we derived 48% of our revenues, or $14.8 million, from hardware sales.

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. We conduct our operations through one reportable segment.

We continue to be subject to certain risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for digital video recorders; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. Additionally, we operate in an emerging industry and face significant competition. Our success is dependent upon the market’s acceptance of the TiVo Service and the DVRs which enable the TiVo Service. To date, we have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three months ended April 30, 2003, we had net losses of $7.9 million. As of April 30, 2003, we had an accumulated deficit of $553.1 million. We believe that our cash and cash equivalents, together with funds generated from operations, will be sufficient to fund our operations, capital expenditures and working capital needs through the fiscal year ending January 31, 2004.

Sources of Revenues

Our revenues for the three months ended April 30, 2003 and 2002, respectively, as a percentage of total revenues were as follows:

Revenues	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002
Service Revenues	41%	60%
Technology Revenues	11%	12%
Hardware Revenues	48%	28%

Revenues from advertising and research services included in service revenues were not material during these periods. For the three months ended April 30, 2003 one customer generated $1.6 million of technology revenues and one customer generated $4.7 million of hardware revenues that accounted for 5% and 15% of total revenues, respectively. Of the total service revenues and technology revenues for the three months ended April 30, 2003, $2.4 million and $1.9 million, respectively, were generated from related parties. For the three months ended April 30, 2002 one customer generated $1.6 million of technology revenues and one customer generated $1.1 million of hardware revenues that accounted for 12% and 8% of total revenues, respectively. For the three months ended April 30, 2002, all of the technology revenues were generated from related parties.

Subscription Growth

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

	Three Months Ended
	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003
	(Subscriptions in thousands)
TiVo Service Subscriptions Net Additions	22	24	40	24	21	30	75	37
Service Provider Subscriptions Net Additions	18	27	60	18	21	16	40	42

Total Subscriptions Net Additions	40	51	100	42	42	46	115	79
TiVo Service Cumulative Subscriptions	182	206	246	270	291	321	396	433
Service Provider Cumulative Subscriptions	47	74	134	152	173	189	228	270

Total Cumulative Subscriptions	229	280	380	422	464	510	624	703
% of TiVo Service Cumulative Subscriptions paying recurring fees	37%	39%	41%	34%	33%	34%	34%	34%

During the three months ended April 30, 2003, we activated approximately 79,000 net new subscriptions to the TiVo Service, bringing the total installed subscription base to approximately 703,000 as of April 30, 2003, approximately 67% greater than the installed base as of April 30, 2002. We intend to generate continued subscriber growth through close direct relationships with leading retailers like Best Buy, Circuit City, and others. These relationships increase the supply of TiVo-enabled DVRs and provide marketing and distribution support, allowing us to increase subscriptions. We also intend to generate significant subscription growth through relationships similar to our revised agreements with DIRECTV and our agreements with consumer electronics manufacturers such as Sony, pursuant to which these third parties manufacture and/or market and distribute TiVo-enabled platforms through their own distribution and marketing networks. We intend to continue to invest limited amounts in general sales and marketing expenditures to support subscriber growth.

In May 2003, we announced a new introductory service level called TiVo Basic. This service will provide our licensees the opportunity to include entry-level DVR functionality with integrated products. TiVo Basic service offers consumers limited DVR functionality such as pausing live TV, recording from a guide with 3 days of program guide data, and manual repeat recording by time and date. TiVo Basic service will not include a number of popular TiVo Service features, such as Season Pass™, WishList™ and Search by Title. Products shipped with TiVo Basic can be upgraded to the full TiVo Service including Home Media Option.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Note 1. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Item I. Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have received customer acceptance, or are otherwise released from our service obligation or customer acceptance obligations.

Lifetime Subscriptions

TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the estimate of the useful life of the digital video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

Engineering Professional Services

Technology revenues for engineering professional services that are essential to the functionality of the software or involve significant customization or modification, are generally recognized using the percentage-of- completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of costs incurred to total estimated costs, an input method. We believe we are able to reasonably estimate, track progress and project the remaining effort to completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL for which we use the percentage-of completion method for revenue recognition.

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

Software Licenses

We recognize revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”. These agreements contain multiple-element arrangements in which vendor specific objective evidence of fair value is required for all undelivered elements in order to recognize license revenue. We may enter into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish vendor specific objective evidence for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort.

We also recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in connection with arrangements consisting of a technology software license, engineering professional services and maintenance for the term of the contract. Contract accounting is applied to these arrangements due to significant customization of the software in the form of engineering professional services. There is no objective fair value of the basic DVR service or the maintenance since maintenance is included in the term of the contract with no quoted renewal rates or is mandatory in order to continue to manufacture the product. However we can estimate that no loss will be incurred under these contracts. Therefore, we apply contract accounting by recognizing revenue to the extent of contract costs until the engineering customization services are complete. In accordance with SOP 81-1 paragraph 25(c), we use a zero estimate of profit because “estimating the final outcome may be impractical except to assure that no loss will be incurred.” The remainder of the revenue and any profit will be recognized on a straight-line basis over the period that the maintenance and basic DVR service, if applicable, are delivered. Amounts received prior to the recognition of revenue will be deferred. To date we have agreements with these arrangements with Toshiba Corporation, Toshiba Semiconductor and Pioneer Corporation.

Consumer Rebates

In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, we recorded the maximum potential liability for our consumer rebate program since we cannot reasonably and reliably estimate the amount of rebates that will ultimately be redeemed. The maximum amount was estimated based on the number of receivers that were with sold or available for sale during the rebate period. As of April 30, 2003 the balance of our liability for consumer rebates was $3.6 million. Upon completion of the consumer rebate program, any unredeemed consumer rebate expense will be reversed. The consumer rebates are recognized as “rebates, revenue share and other payments to channel” in our condensed consolidated financial statements.

Stock Based Compensation

We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which requires that only the intrinsic value of stock option grants be recognized as an expense on our condensed consolidated statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in our condensed consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards. Had we used SFAS No. 123 to value our employee stock option awards, our net loss and net loss per share would have been greater for all periods presented.

We also have issued warrants to non-employees for consulting services. We have used Black-Scholes option-pricing model to calculate the estimated fair market value of these warrants. Several assumptions are made in the model such as the term, volatility and risk-free rate of return.

Contingent Liabilities

The Company is involved in numerous lawsuits in the ordinary course of its business. We assess potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We accrue an estimated loss from these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2003, we have not accrued a liability for any of the lawsuits filed against us as the conditions for accrual have not been met.

Valuation Allowance Against Deferred Tax Assets

We provided a valuation allowance of $211.0 million against our entire net deferred tax asset balance, primarily consisting of net operating loss carryforwards as of January 31, 2003. The valuation allowance was recorded given the losses we incurred through January 31, 2003 and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability, we will not fully realize the deferred tax benefits.

Results of Operations

Service Revenues. Service revenues for the three months ended April 30, 2003 were $12.7 million, a 55% increase over the $8.2 million of service revenues for the three months ended April 30, 2002. During the three months ended April 30, 2003, we activated approximately 79,000 new subscriptions to the TiVo Service bringing the total installed subscription base to approximately 703,000 as of April 30, 2003, approximately 67% greater than the installed base as of April 30, 2002. We anticipate fiscal year 2004 will have continued revenue growth as our subscription base grows. Non-subscription revenues primarily include advertising revenue from consumer companies and media networks that have provided content on the TiVo Service and from our audience measurement research customers. Revenues from advertising and research services included in service revenues were not material during these periods.

Technology Revenues. Technology revenues consist of revenues generated from licensing our technology to consumer electronics companies and service providers for the purpose of creating an open standards platform design for DVRs. Also included in technology revenues are engineering professional services revenues for engineering services performed. Technology revenues for the three months ended April 30, 2003 were $3.4 million due to the recognition of technology licensing and engineering professional services revenue compared to $1.6 million for the three months ended April 30, 2002. During the three months ended April 30, 2003, one customer generated technology revenues of $1.6 million, which accounted for 5% of total revenues. We anticipate that we will continue to recognize revenue from technology licenses and engineering professional services agreements in the fiscal year ending January 31, 2004.

Hardware Revenues. We introduced our Series2 TiVo-enabled DVRs in January 2002. We sell these units to retailers and distributors, and directly to consumers through our online sales efforts. Hardware revenues for the three months ended April 30, 2003 were $14.8 million compared to $3.8 million for the three months ended April 30, 2002 due to increased volume of units sold to retailers and consumers. During the three months ended April 30, 2003, one customer generated $4.7 million of hardware revenues that accounted for 15% of total revenues.

Rebates, revenue share and other payments to channel. Rebates, revenue share and other payments to channel increased by approximately $1.8 million for the three months ended April 30, 2003 as compared to the prior year period. The largest component of this increase was the rebate accrual during fiscal year 2004 for rebate programs that began October 1, 2002 and ended on April 30, 2003. In accordance with EITF 01-09, we recorded the maximum potential liability for our consumer rebate programs based on the number of DVRs that were either sold or available for sale during the rebate periods. As of April 30, 2003 the balance of our liability for consumer rebates was $3.6 million. Following the final calculation of actual rebate fulfillment, we will reverse any unredeemed consumer rebate expense that was accrued. Additionally, in accordance with EITF 01-09, the revenue share and subsidy payments made to customers are presumed to be a reduction of the selling prices of our products or services and, therefore, should be characterized as a reduction of revenues when recognized on our statement of operations. During the fiscal year ended January 31, 2003, payments made to Sony and AT&T Broadband under agreements entered into during the fiscal year ended January 31, 2002 and payments made to several retailers entered into during the fiscal year ended January 31, 2003 were included as reduction of revenue.

Cost of service revenues. Cost of service revenues for the three months ended April 30, 2003 and 2002 was $4.2 million. Costs of revenues consist primarily of telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo Service to subscribers. Telecommunications and network expense decreased by 40%, or over $543,000, for the three months ended April 30, 2003. This decrease was a result of continued reduction of the service cost per subscriber including using satellite transmission of the TiVo Service for subscribers using the DIRECTV Receiver with TiVo. This decrease was offset by increases in employee salaries and related expenses of approximately $244,000, service center expenses of $216,000 and web hosting and development expense of $123,000. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per-subscriber cost of revenue.

Cost of technology revenues. Cost of technology revenues consist of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of technology revenues was $3.6 million for the three months ended April 30, 2003 compared to $1.3 million for the three months ended April 30, 2002 due to increase in revenue recognized.

Cost of hardware revenues. Cost of hardware revenues for the three months ended April 30, 2003 was $14.2 million compared to $3.7 million for the three months ended April 30, 2002 due to the related cost of increased revenues for units sold to retailers and consumers. Costs of hardware revenues include all product costs and direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel, warranty expenses, certain licensing expenses, and order fulfillment expenses such as shipping costs. We expect these costs per unit to reduce over time as the cost of manufacturing the DVRs decreases.

Research and development expenses. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees. Research and development expenses for the three months ended April 30, 2003 were $5.5 million, 9% higher than the year ago period due to increased salary expense. As a percentage of total revenues, research and development expenses were 18% for three months ended April 30, 2003. Research and development expenses that are related to the deployment of engineers to complete engineering professional services are classified as costs of technology revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three months ended April 30, 2003 were $2.1 million, 73% lower than sales and marketing expenses for the corresponding fiscal year 2003 period. The largest contributor to the reduction of total sales and marketing expenses was non-related party subsidy expense that decreased $1.9 million from the year ago period. This commitment ended prior to the three months ended April 30, 2003. Sales and marketing expenses were 7% of total revenues for the three months ended April 30, 2003.

Sales and marketing—related parties expense. Sales and marketing—related parties expense consists of cash and non-cash charges related primarily to agreements with parties that held stock in us. Sales and marketing—related parties expense for the three months ended April 30, 2003 was $1.9 million, 92% lower than sales and marketing—related parties expense in the corresponding fiscal year 2003 period.

Sales and marketing—related parties expense for the three months ended April 30, 2003, consisted of cash charges of $1.3 million and non-cash charges of $611,000. Sales and marketing—related parties expense for the same period in the prior fiscal year consisted of cash charges of $10.7 million and non-cash charges of $12.2 million.

The cash portion of sales and marketing—related parties expense is comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Maxtor, formerly known as Quantum, and DIRECTV. Also included were media insertion orders paid to NBC. During the three months ended April 30, 2003 revenue share and subsidy expense decreased by 44% and 90%, or $400,000 and $3.2 million, respectively, compared to the corresponding fiscal year 2003 period. These decreases are a result of renegotiated contracts with DIRECTV and lower manufacturing volumes by consumer electronic manufacturers. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions.

The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided. Approximately 50% of the total sales and marketing—related parties expense for the three months ended April 30, 2002, $11.6 million, was non-cash expense related to the amortization of the prepaid marketing expense from the June 2000 Investment Agreement with AOL, which was terminated by the Funds Release Agreement in April 2002.

To date, sales and marketing – related party expenses have accounted for the largest classification of expense and have been the largest contributor of our losses.

General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2003 and 2002, were $3.8 million. As a percentage of total revenues and hardware revenues, general and administrative expenses were 12% for the three months ended April 30, 2003.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short- term investments was $114,000 for the three months ended April 30, 2003, 97% lower than interest income in the corresponding period in fiscal year 2002. Interest income decreased because in the prior year we received a one time payment of $3.9 million in interest earned on the restricted cash from the agreement with AOL that was released from the escrow account to us.

Interest expense and other. Total interest expense and other was $1.3 million for the three months ended April 30, 2003. Interest expense and other for the three months ended April 30, 2003, consisted of cash charges of $358,000 and non-cash charges of $916,000. Interest expense and other for the same period in the prior fiscal year consisted of cash charges of $932,000 and non-cash charges of $1.1 million.

As shown in the following table, interest expense for the three months ended April 30, 2003 includes coupon interest expense of $183,000 related to the convertible notes. Additionally $916,000 million is attributable to the amortization of debt discount and issuance costs related to the convertible notes. Of the total interest expense and other, $175,000 was related to interest expense – related parties for the three months ended April 30, 2003 for the coupon interest expense on the convertible notes payable. For the three months ended April 30, 2002, interest expense and other was $2.0 million. This includes the coupon interest expense of $512,000 on the convertible notes payable and the amortization of the value assigned to the Comdisco warrant for interest expense of $8,000. Additionally, $1.1 million is attributable to the amortization of interest expense related to the debt issuance costs for the convertible senior notes. Of the total interest expense and other, $412,000 was related to interest expense – related parties for the three months ended April 30, 2002. This includes $149,000 for interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Three Months Ended April 30,
	2003	2002
Cash interest expense	$183,000	$520,000
Cash interest expense – related parties	175,000	412,000

Total cash interest expense	358,000	932,000

Total non-cash interest expense and other	916,000	1,060,000

Total interest expense and other	$1,274,000	$1,992,000

Provision for income taxes. Income tax expense for the three months ended April 30, 2003 and 2002 was $12,000 and zero, respectively due to estimated income taxes paid to various states.

Series A convertible preferred stock dividend. Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. On April 30, 2002, we repurchased 1.6 million shares of our Series A convertible preferred stock. On September 13, 2002, the remaining 1,111,861 outstanding shares of Series A convertible preferred stock were converted into an equal number of shares of our common stock. The dividends payable for the three months ended April 30, 2003 were therefore zero compared to $220,000 for the three months ended April 30, 2002. Under the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002.

Accretion to redemption value of convertible preferred stock. As a result of our repurchase on April 30, 2002 of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs incurred last fiscal year were accreted during the three months ended April 30, 2002. Prior to the first quarter of fiscal year 2003, these issuance costs were classified as additional paid-in capital for the Series A redeemable convertible preferred stock.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$4,106	$5,242	$6,753	$8,216	$9,510	$10,185	$11,350	$12,702
Technology revenues	—	100	—	1,644	14,344	2,556	2,365	3,366
Hardware revenues	—	—	—	3,780	11,109	16,220	14,511	14,809
Rebates, revenue share and other payments to channel	—	—	—	(600)	—	(3,968)	(5,212)	(2,357)

Net revenues	4,106	5,342	6,753	13,040	34,963	24,993	23,014	28,520
Costs of Revenues
Cost of service revenues	4,408	5,156	4,822	4,161	4,387	3,852	4,719	4,174
Cost of technology revenues	—	62	—	1,292	3,189	1,442	2,110	3,629
Cost of hardware revenues	—	—	—	3,665	11,346	15,588	14,048	14,178

Total costs of revenues	4,408	5,218	4,822	9,118	18,922	20,882	20,877	21,981

Gross margin (loss)	(302)	124	1,931	3,922	16,041	4,111	2,137	6,539
Operating Expenses
Research and development	6,898	7,510	5,874	5,002	4,518	4,875	6,319	5,472
Sales and marketing	5,899	7,228	2,770	7,855	5,608	2,050	2,116	2,126
Sales and marketing—related parties	16,146	11,239	24,959	22,922	3,434	2,283	1,849	1,873
General and administrative	4,379	5,326	4,587	3,759	3,589	3,752	3,365	3,778

Loss from operations	(33,624)	(31,179)	(36,259)	(35,616)	(1,108)	(8,849)	(11,512)	(6,710)
Interest income	607	65	101	4,099	146	89	149	114
Interest expense and other	(45)	(1,171)	(4,465)	(1,580)	(1,607)	(2,293)	(20,744)	(1,099)
Interest expense—related parties	(559)	(553)	(531)	(412)	(358)	(316)	(259)	(175)

Loss before income taxes	(33,621)	(32,838)	(41,154)	(33,509)	(2,927)	(11,369)	(32,366)	(7,870)
Provision for income taxes	—	(1,000)	—	—	(111)	(150)	(164)	(12)

Net loss	(33,621)	(33,838)	(41,154)	(33,509)	(3,038)	(11,519)	(32,530)	(7,882)
Less: Series A redeemable convertible preferred stock dividend	(840)	(658)	(428)	(220)	—	—	—	—
Less: Accretion to redemption value of convertible preferred Stock	—	—	—	(1,445)	—	—	—	—

Net loss attributable to common stockholders	$(34,461)	$(34,496)	$(41,582)	$(35,174)	$(3,038)	$(11,519)	$(32,530)	$(7,882)

Net loss per share
Basic and diluted	$(0.82)	$(0.81)	$(0.92)	$(0.74)	$(0.06)	$(0.23)	$(0.56)	$(0.12)
Weighted average shares	42,095	42,668	45,276	47,344	47,994	51,041	58,496	64,021

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

Liquidity and Capital Resources

From inception through April 30, 2003, we financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities, the proceeds from our initial public offering and the August 2001 private placement of convertible debt with warrants. Our cash resources are subject, in part, to the amount and timing of cash received from our subscribers, licensing and engineering professional services customers, and hardware customers. On April 30, 2003, we had $39.7 million of cash and cash equivalents. We believe these funds and funds generated from operations represent sufficient resources to fund operations, capital expenditures and working capital needs through the fiscal year ending January 31, 2004.

Impact of changes to our business model. Over the past few years we have significantly changed our business to reduce emphasis on deployment and focus on accelerating our progress towards profitability. There were three components to this change:

•	First, we significantly reduced the subsidies we agreed to pay to consumer electronics manufacturers to distribute TiVo-enabled platforms. This has lead to a significant reduction in our sales and marketing expenses. Our sales and marketing expenses for the three months ended April 30, 2003 were $2.1 million, compared with $7.9 million during the three months ended April 30, 2002.

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

•	Third, we have focused on selling technology licenses and engineering professional services, which generates cash, and, through our relationships with licensees and engineering professional services customers, may increase deployment of TiVo-enabled products or other streams of revenue. This has lead to the recognition of $3.4 million of technology revenues in the three months ended April 30, 2003.

The combination of these factors and the growing base of recurring revenues from our subscriptions significantly reduced our net cash used in operating activities during the three months ended April 30, 2003 compared to the three months ended April 30, 2002.

Statement of Cash Flows Discussion

Net cash used in operating activities was $5.6 million for the three months ended April 30, 2003. During this period, we continued to provide the TiVo Service, incurring a net loss of $7.9 million. Uses of cash from operating activities included a decrease in accrued liabilities of $1.6 million, a decrease in accrued liabilities-related parties of $1.4 million, a decrease in deferred revenue-related parties of $1.1 million, a decrease in accounts payable of $888,000, an increase in accounts receivable of $489,000, a decrease in other long-term liabilities of $308,000, an increase in prepaid expenses-related parties of $97,000 and an increase in prepaid expenses of $30,000. Sources of cash provided by operating activities consisted of an increase in deferred revenue of $1.4 million, an increase in long-term deferred revenue of $1.1 million and a decrease in accounts receivable-related parties of $384,000.

Cash from deferred revenues has increased because we sell lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net cash used in investing activities for the three months ended April 30, 2003 was $407,000 for the acquisition of property and equipment.

Net cash provided by financing activities was $1.4 million for the three months ended April 30, 2003. We obtained $820,000 from the issuance of common stock through our employee stock purchase plan. Additionally, $617,000 was obtained from the issuance of common stock for stock options exercised.

Financing agreements

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who are existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002.

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

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions and thereby simplify our capital structure and reduce future cash interest payment obligations. During this period, $22,701,000 principal amount of the $43,151,000 outstanding principal amount of the notes were converted into an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22,701,000 principal amount of notes at $3.99 per share.

We entered into a registration rights agreement with the holders of 375,216 of the additional shares issued upon conversion of the notes which were “restricted securities” as defined by Rule 144 under the Securities Act of 1933, as amended. Pursuant to this registration rights agreement, in February 2003 we filed with the Securities and Exchange Commission a shelf registration statement covering the resale of the 375,216 additional restricted shares and have agreed to use our best efforts to cause that registration statement to be declared effective as promptly as practicable. We have agreed to use our best efforts to keep this shelf registration statement continuously, subject to certain blackout periods, effective until the earlier of the sale under the registration statement of all transfer restricted securities (as defined in the registration rights agreement) or two years after the date on which we issued the notes from which these shares were converted.

In addition, the conversion price on our outstanding convertible senior notes will be reduced if, prior to August 28, 2003, we issue common stock or common stock equivalents at an issuance price less than what the indenture governing the notes refers to as the “effective” conversion price on the notes (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the “effective” conversion price of the notes.) The “effective” conversion price would be derived by multiplying the conversion price in effect at the time of measurement by the percentage of the proceeds from the convertible senior notes and warrants transaction that were attributed to the notes. If we issue warrants in addition to common stock or common stock equivalents, the indenture requires that we calculate the issuance price of the common stock or common stock equivalents by multiplying the per share issuance price of the common stock or common stock equivalents by the percentage of the proceeds from the issuance that we attribute to the common stock or common stock equivalents for income tax purposes. The conversion price of the notes is currently $3.99, with a current “effective” conversion price, as described above, of $3.23. Accordingly, we cannot issue common stock or common stock equivalents at an issuance price, determined as described above, below $3.23 without triggering a conversion price adjustment. If the conversion price on our convertible notes is reduced, holders of the notes will be entitled to receive a greater number of shares of our common stock in connection with the conversion of the notes, thereby resulting in dilution to the existing holders of our common stock.

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

Although we intend to reduce subsidy payments in the future, in certain agreements we agreed to pay our customers a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments varies depending upon the manufacturing costs and selling prices. In addition, in the event our consumer electronics manufacturers are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold to the consumer and the consumer activates the TiVo Service. We may make additional subsidy payments in the future to consumer electronics and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo Service.

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

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, temporary conversion price reductions or otherwise. Such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our future capital requirements will depend on a variety of factors, including market acceptance of the digital video recorder and the TiVo Service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our current and new customers;

•	to expand our engineering professional services business;

•	to manufacture the Series2 TiVo-enabled DVRs; and

•	for general corporate purposes.

We have commitments for future lease payments under facilities operating leases of $12.3 million as of April 30, 2003.

As of April 30, 2003, we had contractual obligations to make the following cash payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Operating leases	$12,331,000	$3,110,000	$9,221,000	$—	—
Long-term convertible notes payable at face value	20,450,000	—	—	20,450,000	—
Coupon interest on long-term convertible notes payable	5,010,000	1,432,000	2,863,000	715,000	—

Total contractual cash obligations	$37,791,000	$4,542,000	$12,084,000	$21,165,000	$—

Other commercial commitments as of April 30, 2003, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letter of credit	$477,000	$—	$477,000	$—	$—

Total commercial commitments	$477,000	$—	$477,000	$—	$—

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

Factors That May Affect Future Operating Results

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

We have recognized limited revenue, have incurred significant net losses and may never achieve profitability.

We have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the three months ended April 30, 2003 we recognized net revenues of $28.5 million. As of April 30, 2003, we had an accumulated deficit of $553.1 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997 and we have been providing services to subscribers only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. To date, only a limited number of DVRs have been sold and we have obtained only a limited number of subscribers to the TiVo Service.

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

Many consumers are not aware of the benefits of our products. DVR products and services represent a relatively new consumer electronics category. Retailers, consumers and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo Service since 1999 and many consumers are not aware of its benefits and therefore, may not value the TiVo Service and products that enable the TiVo Service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscribers. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo Service or purchase the products that enable the TiVo Service.

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

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo Service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers and video game consoles. The TiVo Service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view and video on demand.

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

The TiVo Service is enabled through the use of a DVR made available by us and a limited number of third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-

exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third parties:

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs that enable the TiVo Service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics manufacturers to manufacture and distribute DVRs that enable the TiVo Service. However, we have no minimum volume commitments from any manufacturer. The ability of our consumer electronics manufacturers to reach sufficient production volume of DVRs to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the DVRs that enable the TiVo Service. Delays, product shortages, and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscribers. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of DVRs in the future, we may be unable to establish additional relationships on acceptable terms.

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

If our arrangements or our consumer electronics manufacturers’ arrangements with NEC, Broadcom, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances or product recalls.

We have contracted for the manufacture of certain Series2 TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the Series2 units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

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

We will need to provide acceptable customer support, and any inability to do so would harm our brand and ability to generate and retain new subscribers. Our ability to increase sales, retain current and future subscribers and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the DVR and becoming acquainted with the features and functionality of the TiVo Service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo Service and DVR will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscribers and could cause harm to our reputation and brand.

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

In May 2003 we announced that we will provide licensees the opportunity to include the TiVo Basic service, which will provide our licensees the opportunity to include entry-level DVR functionality with their integrated products. The service will be offered for an up-front cost to the consumer and will be part of the price of the product. This service can be upgraded by the consumer to the full TiVo Service for $12.95 a month or $299 for the lifetime of the product. To the extent that consumers do not upgrade to the full TiVo Service, our average revenue per user will decline. In addition, we may elect to offer additional tiers of the TiVo Service at various price points, which may also have the effect of reducing our average revenue per user.

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

•	Standalone DVRs: ReplayTV has been our primary competitor in the standalone DVR market, offering products with some enhanced DVR functionality. ReplayTV was acquired by SONICblue Incorporated in February 2001. ReplayTV introduced a new line of DVRs in late 2001 that allow consumers to automatically skip commercials and share recordings via the Internet. In March 2003, SONICblue filed for Chapter 11 bankruptcy protection, and in April 2003 it sold the ReplayTV business unit, along with its Rio digital audio unit, to D&M Holdings. D&M Holdings is the parent company of Denon and Marantz, manufacturers of premium audio and video consumer electronics products. We expect ReplayTV under D&M Holdings ownership to attempt to mount determined competition.

•	DVD devices with integrated DVRs: Several consumer electronics companies, including Thomson Multimedia and Panasonic, are producing DVRs integrated with DVD players or DVD recorders. In general these products cost upwards of $500 but do not require DVR service fees, and offer basic DVR functionality with no or limited program guide data.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition, a version of its Windows operating system for PCs first released in late 2002, contains expanded digital media features including some enhanced DVR functionality. In addition, Sony offers basic DVR functionality on some of its VAIO PCs, using its own proprietary GigaPocket software. In addition, both Microsoft and Sony have announced plans to build DVR functionality into their X-Box and Playstation video game consoles.

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

•

Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition for TiVo and other DVR service providers. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content for free. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows other than using DVRs. AOL Time Warner is reportedly developing a VOD system called Mystro that will allow users to view certain television programming on demand and Comcast has rolled VOD out in several markets.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our customers and, in turn, upon our customers and consumer electronics manufacturers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, Metabyte Networks, NDS, Canal+ Technologies, D&M Holdings, Digeo and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to manufacturers of DVRs.

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

Although we have not been the subject of such actions to date, one of our competitor’s digital video recorders is currently the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits allege that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo Series2 DVRs have some, but not all, of the same features, including the ability to fast forward through commercials and the ability to delete recordings only when instructed. Based on market or consumer pressures, we may decide in the future to add additional features similar to our competitor’s or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo Service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

Our relationship with DIRECTV could be affected by a proposed acquisition of Hughes Electronics by News Corp.

In April 2003, General Motors announced that it had agreed to split off Hughes Electronics Corporation, the parent company of DIRECTV and simultaneously sell its 19.9% economic interest in Hughes to News Corp. Pursuant to this agreement, News Corp. would also acquire an additional 34% of the split-off entity from stockholders

If this transaction closes, it is possible that DIRECTV under News Corp. control could seek to transition to an alternate DVR technology platform, such as that created by NDS, which is owned by News Corp. It is also possible that News Corp. could slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs.

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

Pending intellectual property litigations. On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process,” held by StarSight. The complaint alleged that we infringed the patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission, or ITC, Administrative Law Judge found, among other things, that there had been no infringement of this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. We are not a party to the ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intended to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit.

On June 6, 2003, we entered into a licensing agreement with Gemstar - TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to us and our subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, we agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. We have also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of our Series2 devices. In exchange for our promise to provide these and other services, Gemstar has waived the upfront license fee and will pay us a certain per unit fee. We may use the per unit fees Gemstar will pay to us to offset a portion of the per unit fees we will pay to Gemstar.

The per unit fees are payable upon activation of the TiVo Service on the unit, including activation of the recently announced no-fee TiVo Basic service level. The license applies to TiVo-enabled devices that are manufactured by us. In certain circumstances, the license may be extended to TiVo-enabled devices manufactured by existing and future licensees of the TiVo technology. Notwithstanding the foregoing, the license does not extend to TiVo-enabled DIRECTV set-top boxes or any other service provider-provisioned devices, and the upfront fee did not include DIRECTV set-top boxes.

Without either party admitting any wrong-doing or liability, we and Gemstar have also agreed to release and dismiss without prejudice all claims against each other and our respective subsidiaries related to the StarSight Telecast, Inc. v. TiVo, Inc., Case No. C-00-20133 litigation filed in the United States District Court for the Northern District of California, San Jose Division. We and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against us or our licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

The agreement has a five-year term. In the event that the agreement is terminated because of a material breach by us of our obligations to provide Gemstar with TiVo Showcases and certain other branding that is not cured within a certain period of time, we are contractually required to pay liquidated damages to Gemstar in the amount of the upfront license fee.

Under the agreement, we are not required to incorporate Gemstar television program guide data and are permitted to continue using the data provided to us by Tribune Media Services, Inc.

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

Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo Service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.

Legislation, laws or regulations that govern the television industry, the delivery of programming and the collection of viewing information from subscribers.

The delivery of television programming and the collection of viewing information from subscribers via the TiVo Service and a DVR represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, legislation regarding subscriber privacy or copyright could be enacted or expanded to apply to the TiVo Service, which could adversely affect our business. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

The Federal Communications Commission has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting us, do affect many of the companies on whom we substantially rely for the marketing and distribution of the DVR and the TiVo Service. As such, the indirect effect of these regulations may adversely affect our business. In addition, the FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of the TiVo Service.

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

Uncertainty in the marketplace regarding the use of data from subscribers could reduce demand for the TiVo Service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo Service and DVR. Currently, we gather anonymous information about our subscribers’ viewing choices while using the TiVo Service, unless a subscriber affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual subscriber. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and our products and services. Changes in our privacy policy could reduce demand for the TiVo Service, increase the cost of doing business as a result of litigation costs or increased service delivery costs,or otherwise harm our reputation and business.

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

We expect that our existing capital resources will be sufficient to meet our cash requirements through the fiscal year ending January 31, 2004. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

From time to time, we may engage in discussions with other parties concerning relationships, which may include equity investments by such parties in our company. We currently have such relationships with companies, including America Online, DIRECTV, Sony and Philips. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on the operation of our business in the future.

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

Although we have dismissed Arthur Andersen as our independent public accountants and engaged KPMG LLP, our consolidated financial statements as of and for the one-month transition period ended January 31, 2001, and the fiscal year ended December 31, 2000 have only been audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. On October 16, 2002, Arthur Andersen was sentenced to five years probation and fined $500,000 as a result. In light of the jury verdict and the underlying events, Arthur Andersen informed the Securities and Exchange Commission that it would cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. Substantially all of Arthur Andersen’s personnel have already left the firm, including the individuals responsible for auditing our audited financial statements included or incorporated by reference in this Quarterly Report on Form 10-Q. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

In addition, in connection with the re-audit by KPMG LLP of our fiscal year 2002 financial statements and the resulting restatement of such financial statements, Arthur Andersen has informed us that it has withdrawn its audit report dated March 28, 2002. In our financial statements attached to our annual report on Form 10-K, we included a copy of the audit report of Arthur Andersen dated March 2, 2001 included in our transition report on Form 10-K/T filed on April 30, 2001 without Arthur Andersen’s consent in reliance on Rule 2-02(e) of Regulation S-X. Because Arthur Andersen has not consented to the inclusion of their audit report dated March 2, 2001 in our annual report on Form 10-K and has withdrawn its audit report dated March 28, 2002, investors’ ability to recover against Arthur Andersen with respect to the financial statements included in our annual report on Form 10-K may be limited.

Moreover, as a public company, we are required to file with the Securities and Exchange Commission periodic financial statements audited or reviewed by an independent public accountant. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen so long as a reasonable effort is made to have Arthur Andersen reissue its audit reports and to obtain a manually signed audit report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its audit report on our audited financial statements incorporated by reference in this our annual report on Form 10-K. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

The large number of shares available for future sale could adversely affect the market price for our stock.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock.

Several of our significant stockholders own a substantial number of our shares. As of May 16, 2003 AOL owned 6,726,890 shares of our common stock and presently exercisable warrants to purchase an additional 295,428 shares of our common stock. On May 16, 2003 AOL also held unvested warrants to purchase an aggregate of 5,207,806 shares of our common stock, which pursuant to their terms can never be exercisable. As of May 16, 2003 Hughes Electronics Corporation owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares. We have granted Hughes demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and Hughes may sell their shares in registered offerings pursuant to their registration rights, and AOL and Hughes may sell their shares in accordance with Rule 144 under the Securities Act.

In addition, in August 2001, we issued $51,750,000 aggregate principal amount of our convertible senior notes due 2006, of which, as of January 31, 2003, there was $20,450,000 in principal amount still outstanding. As of January 31, 2003, these notes were convertible into 5,125,310 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of April 30, 2003. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of April 30, 2003, options to purchase a total of 12,795,485 shares were outstanding under our option and equity incentive plans, and there were 8,976,374 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through June 6, 2003, our common stock has closed between $71.50 per share and $2.55 per share, closing at $9.71 on June 6, 2003. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	Our failure to meet, or our ability to exceed, the expectations of securities analysts or investors;

•	Release of new or enhanced products or introduction of new marketing initiatives by us or our competitors;

•	Announcements by us or our competitors of the creation, developments under or termination of significant strategic relationships, joint ventures, significant contracts or acquisitions;

•	Fluctuations in the market prices generally for technology and media-related stocks;

•	Fluctuations in general economic conditions;

•	Fluctuations in interest rates;

•	Market conditions affecting the television and home entertainment industry and the technology sector;

•	Fluctuations in operating results; and

•	Additions or departures of key personnel.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words “believes,” “anticipates,” “expects,” and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors That May Affect Future Operating Results” and other risks detailed in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of this quarterly report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

The table below presents principal amounts and related weighted average interest rates as of April 30, 2003 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents	$39,657,000
Average interest rate	2.34%

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

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance in achieving our desired control objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II : OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

StarSight Telecast Inc.    On January 18, 2000, StarSight Telecast Inc., a subsidiary of Gemstar International Group Limited filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging willful and deliberate violation of U.S. Patent Number 4,706,121, entitled “TV Schedule System and Process”, held by StarSight. The complaint alleged that we infringed the StarSight patent by, among other things, making, using, selling, offering to sell and/or importing our TV schedule systems and processes without a license from StarSight. On February 25, 2000, we counterclaimed against StarSight, Gemstar Development Corporation and Gemstar International Group Limited seeking damages for federal antitrust violations and state unfair business practices claims, as well as declaratory relief of non-infringement, invalidity and unenforceability with respect to the patent. On June 21, 2002, a United States International Trade Commission (“ITC”) Administrative Law Judge found, among other things, that there had been no infringement of this patent by EchoStar Communications, Pioneer Corporation, Pioneer Digital Technologies, Inc., Pioneer New Media Technologies Inc., Pioneer North America, Inc., Scientific-Atlanta Inc. and SCI Systems Inc. and that StarSight had misused this patent which was also found to be unenforceable for failure to name a co-inventor. On August 2, 2002, the Court entered an Order staying all proceedings in the StarSight lawsuit until after final resolution to this ITC action (including any and all appeals) involving this patent. We are not a party to this ITC action although the same patent is at issue. On August 29, 2002, StarSight announced that the ITC had declined to review the decision of its Administrative Law Judge and that StarSight intended to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit.

On June 6, 2003, we entered into a licensing agreement with Gemstar – TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to us and our subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, we agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. We have also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of our Series2 devices. In exchange for our promise to provide these and other services, Gemstar has waived the upfront license fee and will pay us a certain per unit fee. We may use the per unit fees Gemstar will pay to us to offset a portion of the per unit fees we will pay to Gemstar.

The per unit fees are payable upon activation of the TiVo Service on the unit, including activation of the recently announced no-fee TiVo Basic service level. The license applies to TiVo-enabled devices that are manufactured by us. In certain circumstances, the license may be extended to TiVo-enabled devices manufactured by existing and future licensees of the TiVo technology. Notwithstanding the foregoing, the license does not extend to TiVo-enabled DIRECTV set-top boxes or any other service provider-provisioned devices, and the upfront fee did not include DIRECTV set-top boxes.

Without either party admitting any wrong-doing or liability, we and Gemstar have also agreed to release and dismiss without prejudice all claims against each other and our respective subsidiaries related to the StarSight Telecast, Inc. v. TiVo, Inc., Case No. C-00-20133 litigation filed in the United States District Court for the Northern District of California, San Jose Division. We and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against us or our licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

The agreement has a five-year term. In the event that the agreement is terminated because of a material breach by us of our obligations to provide Gemstar with TiVo Showcases and certain other branding that is not cured within a certain period of time, we are contractually required to pay liquidated damages to Gemstar in the amount of the upfront license fee.

Under the agreement, we are not required to incorporate Gemstar television program guide data and are permitted to continue using the data provided to us by Tribune Media Services, Inc.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

TiVo Basic Service

In May 2003, we announced that we will offer a new introductory service level, TiVo Basic service. This service will provide licensees the opportunity to include entry-level DVR functionality with integrated products such as a combined DVD/DVR.

The TiVo Basic service level provides consumer electronics companies the ability to offer consumers basic DVR functionality with the easy-to-use TiVo interface. The TiVo Basic service will only be packaged with licensees’ integrated consumer electronics products. Licensees will set pricing of their products based on the combined value of the TiVo Basic service and other features and functionality offered in the product.

All integrated DVR/DVD products shipped with the ability to receive the TiVo Basic service can be automatically upgraded to the full TiVo Service for $12.95 a month or $299 product lifetime subscription fee. A customer can take advantage of a built-in trial of the TiVo Service and upgrade at any time as well as purchase the Home Media Option.

Consumers purchasing devices with the ability to receive the TiVo Basic service will get limited DVR functionality such as pausing live TV, recording from a guide with 3 days of program guide data and manual repeat recording by time and date. The basic service will not include a number of popular service features, such as Season Pass™, WishList™ and Search by Title.

TiVo licensee Toshiba is the first to announce an integrated product with the TiVo Basic service included. Toshiba’s SD-H400 integrated DVD with TiVo is expected to be available at retail this fall.

Gemstar Licensing Agreements

On June 6, 2003, we entered into a licensing agreement with Gemstar - TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to us and our subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, we agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. We have also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of our Series2 devices. In exchange for our promise to provide these and other services, Gemstar has waived the upfront license fee and will pay us a certain per unit fee. We may use the per unit fees Gemstar will pay to us to offset a portion of the per unit fees we will pay to Gemstar.

The per unit fees are payable upon activation of the TiVo Service on the unit, including activation of the recently announced no-fee TiVo Basic service level. The license applies to TiVo-enabled devices that are manufactured by us. In certain circumstances, the license may be extended to TiVo-enabled devices manufactured by existing and future licensees of the TiVo technology. Notwithstanding the foregoing, the license does not extend to TiVo-enabled DIRECTV set-top boxes or any other service provider-provisioned devices, and the upfront fee did not include DIRECTV set-top boxes.

Without either party admitting any wrong-doing or liability, we and Gemstar have also agreed to release and dismiss without prejudice all claims against each other and our respective subsidiaries related to the StarSight Telecast, Inc. v. TiVo, Inc., Case No. C-00-20133 litigation filed in the United States District Court for the Northern District of California, San Jose Division. We and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against us or our licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

The agreement has a five-year term. In the event that the agreement is terminated because of a material breach by us of our obligations to provide Gemstar with TiVo Showcases and certain other branding that is not cured within a certain period of time, we are contractually required to pay liquidated damages to Gemstar in the amount of the upfront license fee.

Under the agreement, we are not required to incorporate Gemstar television program guide data and are permitted to continue using the data provided to us by Tribune Media Services, Inc.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Supplemental Offer Letter dated April 28, 2003 from TiVo Inc. to Martin J. Yudkovitz (filed herewith).

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended April 30, 2003:

•	Current Report on Form 8-K on March 6, 2003, regarding furnishing press release of our earnings for the fourth quarter and year ended January 31, 2003.
•	Current Report on Form 8-K on March 7, 2003, regarding announcement of our earnings for the fourth quarter and year ended January 31, 2003.

Subsequent to April 30, 2003, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on May 1, 2003, regarding Regulation FD disclosure of certifications of our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	Current Report on Form 8-K on May 22, 2003 regarding announcement of our earnings for the first quarter ended April 30, 2003.
•	Current Report on Form 8-K on May 22, 2003 regarding furnishing press release of our earnings for the first quarter ended April 30, 2003.

Trademark Acknowledgments

“Can’t Miss TV”, Jump logo, TiVo (logo and character), TiVo Central, TiVolution, Ipreview and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Home Media Option, Instant Replay logo, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Personal Video Recorder”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVomatic”, “WishList” and “TrickPlay” are trademarks of the registrant. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 16, 2003	By:	/s/ MICHAEL RAMSAY
Michael Ramsay Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: June 16, 2003	By:	/s/ DAVID H. COURTNEY
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