Form 10-Q
period 2003-07-31
TIVO INC
filed 2003-09-15
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2003.

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 68,251,165 as of September 5, 2003.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2003	January 31, 2003
ASSETS
CURRENT ASSETS

Cash and cash equivalents.	$62,815	$44,201
Accounts receivable, net of allowance for doubtful accounts of $8 and $8	4,462	5,839

Accounts receivable-related parties	1,120	1,271

Inventories	6,642	7,273

Prepaid expenses and other	1,969	2,376

Prepaid expenses and other-related parties	2,870	2,851

Total current assets.	79,878	63,811
LONG-TERM ASSETS

Property and equipment, net	10,069	12,143

Prepaid expenses and other	1,086	1,392

Prepaid expenses and other-related parties	4,604	4,974

Total long-term assets	15,759	18,509

Total assets	$95,637	$82,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES

Accounts payable	$12,425	$15,260
Accrued liabilities	9,275	13,980
Accrued liabilities-related parties	2,208	3,359
Deferred revenue	24,787	24,000
Deferred revenue-related parties	4,536	6,077

Total current liabilities.	53,231	62,676
LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	5,133	4,265
Convertible notes payable-related parties (face value $10,000)	4,753	3,920
Deferred revenue	32,651	32,373
Deferred rent and other	3,177	3,783

Total long-term liabilities	45,714	44,341

Total liabilities	98,945	107,017
COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 68,194,157 and 63,918,686, respectively	68	64
Additional paid-in capital	554,887	522,101
Deferred compensation	(354)	—
Prepaid marketing expense	(251)	(1,003)
Note receivable-related parties	(157)	(627)
Accumulated deficit	(557,501)	(545,232)

Total stockholders’ deficit	(3,308)	(24,697)

Total liabilities and stockholders’ deficit	$95,637	$82,320

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues

Service and technology revenues (includes $4,078, $14,330, $8,390 and $15,974 of revenues-related parties for the three months and six months ended July 31, 2003 and 2002, respectively)	$17,406	$23,854	$33,474	$33,714
Hardware revenues	8,057	11,109	22,866	14,889
Rebates, revenue share and other payments to channel (includes ($6), $0, ($93) and ($600) of contra-revenues-related parties for the three months and six months ended July 31, 2003 and 2002, respectively)	1,209	—	(1,148)	(600)

Net revenues	26,672	34,963	55,192	48,003
Costs of revenues
Costs of service and technology revenues	6,929	7,576	14,732	13,029
Cost of hardware revenues	8,558	11,346	22,736	15,011

Total costs of revenues	15,487	18,922	37,468	28,040

Gross margin	11,185	16,041	17,724	19,963

Research and development	5,789	4,518	11,261	9,520
Sales and marketing (includes $1,909, $3,434, $3,782 and $26,356 of sales and marketing-related parties for the three months and six months ended July 31, 2003 and 2002, respectively)	4,502	9,042	8,501	39,819
General and administrative	4,061	3,589	7,839	7,348

Total operating expenses	14,352	17,149	27,601	56,687

Loss from operations	(3,167)	(1,108)	(9,877)	(36,724)

Interest income	116	146	230	4,245
Interest expense and other (includes $175, $358, $350 and $770 of interest expense-related parties for the three months and six months ended July 31, 2003 and 2002, respectively)	(1,311)	(1,965)	(2,585)	(3,957)

Loss before income taxes	(4,362)	(2,927)	(12,232)	(36,436)
Provision for income taxes	(25)	(111)	(37)	(111)

Net loss	(4,387)	(3,038)	(12,269)	(36,547)
Less: Series A redeemable convertible preferred stock dividend	—	—	—	220
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	1,445

Net loss attributable to common stockholders	$(4,387)	$(3,038)	$(12,269)	$(38,212)

Net loss per common share basic and diluted	$(0.07)	$(0.06)	$(0.19)	$(0.80)

Weighted average common shares outstanding—basic and diluted	65,834	47,994	64,927	47,669

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable- Related Parties	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2003	63,918,686	$64	$522,101	$—	$(1,003)	$(627)	$(545,232)	$(24,697)
Issuance of common stock related to exercise of common stock options	235,918	—	617	—	—	—	—	617
Issuance of common stock related to employee stock purchase plan	188,106	—	820	—	—	—	—	820

Amortization of prepaid marketing expense	—	—	—	—	376	—	—	376

Amortization of note receivable	—	—	—	—	—	235	—	235

Net loss	—	—	—	—	—	—	(7,882)	(7,882)

BALANCE APRIL 30, 2003	64,342,710	64	523,538	—	(627)	(392)	(553,114)	(30,531)
Issuance of common stock for cash, net of issuance costs	2,875,000	3	26,120	—	—	—	—	26,123
Issuance of common stock related to exercise of common stock options	941,447	1	4,859	—	—	—	—	4,860
Issuance of compensatory restricted common stock grant.	35,000	—	370	(370)	—	—	—	—
Recognition of stock based compensation expense (amortization)	—	—	—	16	—	—	—	16

Amortization of prepaid marketing expense	—	—	—	—	376	—	—	376

Amortization of note receivable	—	—	—	—	—	235	—	235

Net loss	—	—	—	—	—	—	(4,387)	(4,387)

BALANCE JULY 31, 2003	68,194,157	$68	$554,887	$(354)	$(251)	$(157)	$(557,501)	$(3,308)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,269)	$(36,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,859	3,498
Amortization of prepaid marketing expense	—	812
Amortization of prepaid advertising—related parties	752	5,000
Non-cash interest expense	1,863	2,138
Amortization of prepaid marketing related to value of warrants	—	11,615
Recognition of stock-based compensation expense	16	107
Amortization of note receivable	470	471
Changes in assets and liabilities:
Accounts receivable, net	1,377	(4,148)
Accounts receivable-related parties	151	2,401
Inventories	631	(2,719)
Prepaid expenses and other	245	(121)
Prepaid expenses and other-related parties	(19)	(367)
Prepaid expenses and other, long-term	306	(116)
Prepaid expenses and other-related parties, long-term	370	(262)
Accounts payable	(2,835)	8,399
Accrued liabilities	(4,705)	3,954
Accrued liabilities-related parties	(1,151)	(20,151)
Deferred revenue	787	4,563
Deferred revenue-related parties	(1,541)	(6,961)
Long-term deferred revenue	278	4,027
Deferred rent and other long-term liabilities	(606)	(197)

Net cash used in operating activities	(13,021)	(24,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(785)	(888)

Net cash used in investing activities	(785)	(888)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from issuance of common stock	26,623	—
Payment of issuance costs for common stock	(500)	—
Proceeds from issuance of common stock related to employee stock purchase plan	820	647
Proceeds from issuance of common stock related to exercise of common stock options	5,477	72
Series A redeemable convertible preferred stock dividend	—	(220)
Payment of issuance costs for common stock and warrants	—	(200)
Net payments under capital lease obligations	—	(381)

Net cash provided by (used in) financing activities	32,420	(82)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,614	(25,574)

CASH AND CASH EQUIVALENTS:

Balance at beginning of period	44,201	52,327

Balance at end of period	$62,815	$26,753

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(372)	$(973)

Cash paid for interest-related parties	(350)	(790)

Reversal of deferred stock-based compensation	—	426
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Issuance of compensatory common stock grant at $10.57 per share	(370)	—

Issuance of common stock for payment of accrued liabilities	—	4,000

Interest income recognized on restricted cash	—	3,735
Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,445
Redemption of shares of Series A convertible preferred stock using restricted cash	—	(48,000)

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2003 and January 31, 2003 and the results of operations for the three and six-month periods ended July 31, 2003 and 2002 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2003 and 2002. Additionally included is the unaudited statement of stockholders’ deficit for the six-month period ended July 31, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2003 and 2002, including the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K as amended. Operating results for the three and six-month periods ended July 31, 2003 are not necessarily indicative of results that may be expected for the year ending January 31, 2004.

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

Revenue Recognition and Deferred Revenue

During the three and six month periods ended July 31, 2003 and 2002 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded Series2 DVRs. This effort resulted in revenues from the sale of hardware products that run the TiVo service.

Revenues for the three and six months ended July 31, 2003 and 2002, respectively, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands)
Revenues
Service Revenues	$13,757	$9,510	$26,459	$17,726
Technology Revenues	3,649	14,344	7,015	15,988
Hardware Revenues	8,057	11,109	22,866	14,889

For the three months ended July 31, 2003 one customer generated $1.6 million of technology revenues and one customer generated $2.5 million of hardware revenues that accounted for 6% and 10% of total revenues, respectively. For the six months ended July 31, 2003 one customer generated $3.2 million of technology revenues and one customer generated $7.2 million of hardware revenues that accounted for 6% and 13% of total revenues, respectively. For the three and six months ended July 31, 2002 one customer generated $11.7 million of technology revenues that accounted for 33% and 24%, respectively, of total revenues. Also for the three and six months ended July 31, 2002, one customer generated $8.7 million and $9.8 million of hardware revenues that accounted for 25% and 20% of total revenues, respectively.

Service Revenues

Revenue from monthly and annual subscription fees to the TiVo service is recognized over the period benefited and is included in service revenues. TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR. Additionally included in service revenues are revenues received from the sale of the Home Media Option, a premium feature package that allows subscribers to enjoy video, digital music and photos throughout their home.

Technology Revenues

The Company recognizes technology revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”, as amended. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering professional services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

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

Deferred Revenue

Deferred revenue consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo service platform and products that enable the TiVo service. Research and development costs are expensed as incurred.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable to Comdisco. Included in interest expense– related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable according to negotiated deferred payment schedules. Included in non-cash interest expense and other is amortization of discount on convertible notes payable, debt issuance costs and warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
	(In thousands)
Cash interest expense	$189	$517	$372	$1,037
Cash interest expense—related parties	175	358	350	770

Total cash interest expense	364	875	722	1,807

Total non-cash interest expense and other	947	1,090	1,863	2,150

Total interest expense and other	$1,311	$1,965	$2,585	$3,957

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the six months ended July 31, 2003, all options granted under the stock option plans excluding the compensatory restricted common stock grant were granted at exercise prices equal to the market price of the underlying common stock on the grant date. Therefore, no deferred stock-based employee compensation related to such options was recorded. In previous years the Company did issue certain stock options with exercise prices less than fair market value on the date of grant. The deferred compensation, which was valued using the intrinsic value method was amortized over the four-year vesting period of these options.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. TiVo continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s Equity Incentive Plans and under the Company’s Employee Stock Purchase Plan for the three and six months ended July 31, 2003 and 2002:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(4,387)	$(3,038)	$(12,269)	$(38,212)
Add back: stock based compensation expense recognized, net of related tax effects	16	(11)	16	107

Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,461)	(3,888)	(7,092)	(7,814)

Net loss attributable to common stockholders, pro forma	$(7,832)	$(6,937)	$(19,345)	$(45,919)

Basic and diluted loss per share, as reported	$(0.07)	$(0.06)	$(0.19)	$(0.80)

Basic and diluted loss per share, pro forma	$(0.12)	$(0.14)	$(0.30)	$(0.96)

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

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	Six Months Ended July 31,
	2003	2002
	(number of shares)
Series A convertible preferred stock	—	1,111,861
Repurchasable common stock	555,412	535,691
Number of common shares issuable for convertible notes payable	5,125,313	8,119,266
Options to purchase common stock	12,952,006	12,022,121

Warrants to purchase common stock	5,800,209	8,539,812

Total	24,432,940	30,328,751

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

As of July 31, 2003, the convertible notes payable long-term, face value of $10.5 million were convertible (using the conversion price then in effect of $3.99) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on July 31, 2003 was $10.75 as quoted on Nasdaq. If converted, the total fair value of these shares at the closing price would have been $28.2 million. The convertible notes payable-related parties long-term, face value of $10.0 million, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at July 31, 2003. If converted, the total fair value of these shares at the closing price would have been $26.9 million.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. The allowance for doubtful accounts receivable at July 31, 2003 and January 31, 2003 was $8,000 and $8,000, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips and Hughes) to be significant.

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

Recent Accounting Pronouncements

In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. We are in the process of assessing the effect of EITF 00-21 and do not expect the adoption of EITF 00-21, which applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for the classification and measurement of three types of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not have a material impact on our results of operations or financial condition.

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

The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The methodology used in determining liability for product warranty services was based upon historical information and experience. The Company’s warranty reserve is calculated as the total volume of unit sales multiplied by the expected volume of the warranty return rate multiplied by the estimated cost to replace or repair the customers’ warranty returns. The Company offers standard warranties for its DVRs consisting of 90 days free labor and one year parts exchange. The following table summarizes the activity related to the product warranty liability during the six months ended July 31, 2003:

(In thousands)
Balance at January 31, 2003	$980
Reduction in expense related to changes in estimates	(280)
Actual warranty costs incurred during the period	(71)

Balance at July 31, 2003	$629

The Company’s warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Under certain circumstances, the Company may have recourse through its insurance policies that would enable it to recover from its insurance company some or all amounts paid pursuant to its indemnification obligations. The Company does not have any assets held either as collateral or by third parties that, upon the occurrence of an event requiring it to indemnify a customer, the Company could obtain and liquidate to recover all or a portion of the amounts paid pursuant to its indemnification obligations.

4. COMMON STOCK

On June 26, 2003, the Company announced a $27.3 million underwritten public offering of approximately 2.9 million shares of its common stock, par value $.001 per share, at a public offering price of $9.50 per share. The shares of common stock were registered pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-53152) under the Securities Act of 1933, as amended, as supplemented by a registration statement on Form S-3 (File No. 333-106507) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The offering closed on July 1, 2003 with net proceeds of approximately $26.1 million after deducting cash offering expenses of approximately $500,000.

5. CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors.

During the six months ended July 31, 2003 there were no conversions of notes payable. As of July 31, 2003 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable-related parties	Total
	(In thousands)
Face value of convertible notes payable	$10,450	$10,000	$20,450
Unamortized discount resulting from warrants issued to noteholders	(1,287)	(1,048)	(2,335)
Unamortized discount resulting from beneficial conversion feature	(4,030)	(4,199)	(8,229)

Carrying value of convertible notes payable	$5,133	$4,753	$9,886

•	The net carrying values of the convertible notes payable and convertible notes payable – related parties were $5.1 million and $4.8 million respectively as of July 31, 2003. The convertible notes payable instruments are not publicly traded. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock. Therefore, the Company estimated the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As of July 31, 2003, the convertible notes payable long-term, face value of $10.5 million were convertible (using the conversion price of $3.99 then in effect) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on July 31, 2003 was $10.75 as quoted on Nasdaq. If converted, the total fair value of these shares at the closing price would have been $28.2 million. The convertible notes payable-related parties long-term, face value of $10.0 million, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at July 31, 2003. If converted, the total fair value of these shares at the closing price would have been $26.9 million.

•	Interest expense and other for the six months ended July 31, 2003 includes 7% coupon interest expense of $366,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $192,000; and amortization of the discount pertaining to the value of beneficial conversion of $676,000.

•	Interest expense and other-related parties for the six months ended July 31, 2003 includes 7% coupon interest of $350,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $184,000; and amortization of the discount pertaining to the value of beneficial conversion of $649,000.

•	Amortization of debt issuance expenses was $140,000 for the six months ended July 31, 2003.

•	Amortization of non-cash debt issuance expenses was $22,000 the six months ended July 31, 2003.

•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable-related parties was $376,000 for the six months ended July 31, 2003.

•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $1,325,000 for the six months ended July 31, 2003.

On August 15, 2003, the Company paid approximately $716,000 of coupon interest to holders of its 7% Convertible Senior Notes due August 15, 2006. The Company paid $350,000 to related party noteholders and $365,750 to non-related party noteholders.

Assuming there are no conversions, 7 % coupon interest for the outstanding noteholders is paid semi-annually with the next payment of and $350,000 for convertible notes payable—related parties and $365,750 for convertible notes payable scheduled to be paid on February 15, 2004.

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

Without either party admitting any wrong-doing or liability, on June 6, 2003, the Company and Gemstar have agreed to release and dismiss without prejudice all claims against each other and their respective subsidiaries related to the StarSight Telecast litigation described above. The Company and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against the Company or its licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

On June 6, 2003, the Company also entered into a licensing agreement with Gemstar—TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to the Company and its subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, the Company agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. The Company has also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of its Series2 devices. In exchange for its promise to provide these and other services, Gemstar has waived the upfront license fee and will pay the Company a certain per unit fee. The Company may use the per unit fees Gemstar will pay to it to offset a portion of the per unit fees it will pay to Gemstar.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to the Company’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. TiVo’s board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

On September 25, 2001, Pause Technology filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback”. Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. The Company’s answer was filed on December 26, 2001. The Company is incurring expenses in connection with this litigation which may become material, and in the event there is an adverse outcome, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. The case is currently scheduled for trial in March 2004. Under the terms of our agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation which may become material, and, if Sony were to lose this lawsuit, the Company’s business could be harmed.

On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against TiVo with the California Department of Fair Employment and Housing. Mr. Townsley claimed that he suffered discrimination based on his disability. On June 5, 2003, the Department of Fair Employment and Housing informed TiVo that Mr. Townsley had dropped his claim against TiVo.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2003, the Company has not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

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

The Company’s corporate headquarters consists of two buildings, which are used for administrative, sales and marketing, customer service and product development activities, and are located in Alviso, California. One of the buildings was vacant during most of the fiscal year ended January 31, 2003. The Company had subleased a portion of the idle space through August 2002. The Company reoccupied one floor of the vacant building during the three months ended April 30, 2003 but does not intend to occupy the second floor for the remaining term of the lease. The Company is actively searching for tenants to sublease the idle space; however given the current real estate market conditions, the Company does not expect to sublease these facilities.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002. TiVo is actively searching for tenants to sublease the office; however given the current real estate market conditions, the Company does not expect to sublease these facilities.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of July 31, 2003:

	Accrual balance at January 31, 2003	Total cash payments for the six months ended July 31, 2003	Accrual balance at July 31, 2003
	(In thousands)
TiVo, Alviso, CA facility lease expenses	$3,640	$(559)	$3,081
TiVo, Berkshire, United Kingdom facility lease expenses	367	(56)	311

Total	$4,007	$(615)	$3,392

Of the total accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities, $2.4 million is included in deferred rent and other long-term liabilities and $982,000 is included in accrued liabilities in the accompanying condensed consolidated balance sheet at July 31, 2003.

Future minimum operating lease payments as of July 31, 2003, are as follows:

Fiscal Year Ending	Facilities Leases
(In thousands)
January 31, 2004	$1,579
January 31, 2005	3,188
January 31, 2006	3,271
January 31, 2007	3,288
January 31, 2007	273

Total	$11,599

7. SILICON VALLEY BANK LINE OF CREDIT

On July 17, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to it a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2 million). The line of credit is secured by a first priority security interest on all of the Company’s assets except for its intellectual property. The Company is required to maintain at least $2 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintains certain financial ratios. At July 31, 2003 the Company was in compliance with these financial ratio covenants. The line of credit terminates and any and all borrowings are due on June 30, 2004, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed. There are no amounts outstanding at July 31, 2003.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TiVo is a leading provider of television services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service provides consumers with an easy way to record, watch, and control television. The TiVo service also offers service providers, advertisers, content creators and television networks a new platform for promotions, content delivery and audience research. As of July 31, 2003, we had approximately 793,000 subscriptions to the TiVo service.

We currently derive revenues from three sources:

•	TiVo service revenues. Consumers subscribe directly to the TiVo service, paying us either $12.95 monthly or a one-time “product lifetime” fee of $299. As of July 31, 2003, we had 467,000 consumer subscriptions. In addition, DIRECTV pays fees in order to offer the TiVo service to its 11.5 million satellite TV subscribers. Currently, DIRECTV pays us monthly per household fees for the 326,000 subscriptions to DIRECTV with TiVo. Finally, service revenues also include fees for premium services, audience research, advertising and promotions. For the six months ended July 31, 2003, service revenues were 47% of our total revenues, or $26.5 million.

•	Technology revenues. We hold an extensive portfolio of patents that enables us to offer DVR software, hardware and service solutions to customers like SONY, Toshiba, Pioneer and DIRECTV. In the six months ended July 31, 2003, we derived 12% of our revenues, or $7.0 million, from licensing and engineering professional services.

•	DVR hardware revenues. We engage a contract manufacturer to build TiVo Series2 DVRs, which we sell directly to consumers and retailers such as Best Buy and Circuit City. We distribute these DVRs solely to enable our service revenues and, as a result, do not intend to generate significant gross profits from hardware. We do not recognize hardware revenues related to the sale of TiVo-enabled DVRs built and distributed by other manufacturers such as Toshiba, Sony, Hughes, Philips, Samsung and Pioneer. In the six months ended July 31, 2003, we derived 41% of our revenues, or $22.9 million, from hardware sales.

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. We conduct our operations through one reportable segment.

We continue to be subject to a number of risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for digital video recorders; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. Additionally, we operate in an emerging industry and face significant competition. Our success is dependent upon the market’s acceptance of the TiVo service and the DVRs which enable the TiVo service. To date, we have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the six months ended July 31, 2003, we had net losses of $12.3 million. As of July 31, 2003, we had an accumulated deficit of $557.5 million. We believe that our cash and cash equivalents, together with funds generated from operations, will be sufficient to fund our operations, capital expenditures and working capital needs through the fiscal year ending January 31, 2004.

Sources of Revenues

Our revenues for the three and six months ended July 31, 2003 and 2002, respectively, as a percentage of total revenues were as follows:

Revenues	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Service Revenues	54%	27%	47%	36%
Technology Revenues	14%	41%	12%	33%
Hardware Revenues	32%	32%	41%	31%

Revenues from advertising and research services included in service revenues were not material during these periods. For the three months ended July 31, 2003 one customer generated $1.6 million of technology revenues and one customer generated $2.5 million of hardware revenues that accounted for 6% and 10% of total revenues, respectively. For the six months ended July 31, 2003 one customer generated $3.2 million of technology revenues and one customer generated $7.2 million of hardware revenues that accounted for 6% and 13% of total revenues, respectively. Of the total service revenues and technology revenues for the three and six months ended July 31, 2003, $4.1 million and $8.4 million, respectively, were generated from related parties.

For the three and six months ended July 31, 2002 one customer generated $11.7 million of technology revenues that accounted for 33% and 24%, respectively, of total revenues. Also for the three and six months ended July 31, 2002, one customer generated $8.7 million and $9.8 million of hardware revenues that accounted for 25% and 20% of total revenues, respectively. For the three and six months ended July 31, 2002, $14.3 million and $15.9 million of the technology revenues were generated from related parties.

Marketing the TiVo service

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

Subscription Growth

During the three months ended July 31, 2003, we activated approximately 90,000 net new subscriptions to the TiVo service, bringing the total installed subscription base to approximately 793,000 as of July 31, 2003, approximately 71% greater than the installed base as of July 31, 2002. We intend to generate continued subscriber growth through close direct relationships with leading retailers like Best Buy, Circuit City and others. These relationships increase the supply of TiVo-enabled DVRs and provide marketing and distribution support, allowing us to increase subscriptions. We also intend to generate significant subscription growth through relationships similar to our revised agreements with DIRECTV and our agreements with consumer electronics manufacturers such as Sony, pursuant to which these third parties manufacture and/or market and distribute TiVo-enabled platforms through their own distribution and marketing networks. We intend to continue to invest limited amounts in general sales and marketing expenditures to support subscriber growth.

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

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003	Jul 31, 2003
TiVo service Subscriptions Net Additions	24	40	24	21	30	75	37	34
Service Provider Subscriptions Net Additions	27	60	18	21	16	40	42	56

Total Subscriptions Net Additions	51	100	42	42	46	115	79	90

TiVo service Cumulative Subscriptions	206	246	270	291	321	396	433	467
Service Provider Cumulative Subscriptions	74	134	152	173	189	228	270	326

Total Cumulative Subscriptions	280	380	422	464	510	624	703	793
% of TiVo service Cumulative Subscriptions paying recurring fees	39%	41%	34%	33%	34%	34%	34%	34%

In May 2003, we announced a new introductory service level called TiVo Basic. This service provides our licensees the opportunity to include entry-level DVR functionality with integrated products and gives consumers a 45-day free trial of the TiVo service. TiVo Basic service offers consumers limited DVR functionality such as pausing live TV, recording from a guide with 3 days of program guide data and manual repeat recording by time and date. TiVo Basic service does not include a number of popular TiVo service features, such as Season Pass™, WishList™ and Search by Title or premium services such as Home Media Option. Products shipped with TiVo Basic can be upgraded to the full TiVo service at any time. We expect the first products available from our licensees to include the TiVo Basic service to be available in time for the 2003 holiday shopping season.

Critical Accounting Estimates

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Note 1. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting estimates are those described below and in our 2003 Annual Report on Form 10-K, as amended, beginning on page 27. For a detailed discussion on the application of these and other accounting estimates, see Item I. Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have received customer acceptance, or are otherwise released from our service obligation or customer acceptance obligations.

Lifetime Subscriptions

TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the estimate of the useful life of the digital video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Additionally, if the lifetime subscribers use the DVR for longer than anticipated, we will incur cost without a corresponding revenue stream and therefore will be required to fund ongoing cost of service for other sources. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

Engineering Professional Services

Technology revenues for engineering professional services that are essential to the functionality of the software or involve significant customization or modification, are generally recognized using the percentage-of- completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of costs incurred to total estimated costs, an input method. We believe we are able to reasonably estimate, track progess and project the remaining effort to completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different. To date we have engineering professional service agreements with DIRECTV and AOL for which we use the percentage-of completion method for revenue recognition.

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

Software Licenses

We recognize revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition”, as amended. These agreements contain multiple-element arrangements in which vendor specific objective evidence of fair value is required for all undelivered elements in order to recognize license revenue. We may enter into additional technology licensing transactions, and the timing of revenue recognition related to these transactions will depend, in part, on whether we can establish vendor specific objective evidence for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or our work effort.

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

Consumer Rebates

In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, we recorded the maximum potential liability for our consumer rebate program since we could not reasonably and reliably estimate the amount of rebates that would ultimately be redeemed. The maximum amount was estimated based on the number of receivers that were with sold or available for sale during the rebate period. Upon completion of the consumer rebate program in the second quarter, the unredeemed consumer rebate accrual was reversed. The consumer rebates are recognized as “rebates, revenue share and other payments to channel” in our condensed consolidated financial statements.

Stock Based Compensation

We have a history of issuing stock options to employees and directors as an integral part of our compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. We have chosen to account for our stock option plans under APB Opinion No. 25,” Accounting for Stock Issued to Employees”, which requires that only the intrinsic value of stock option grants be recognized as an expense on our condensed consolidated statement of operations. Accordingly, no compensation expense related to the time value of stock options is included in determining net loss and net loss per share in our condensed consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123, and requires that both the intrinsic value and time value of options be recognized as an expense for employee stock option awards.

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

Contingent Liabilities

TiVo is involved in numerous lawsuits in the ordinary course of its business. We assess potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We accrue an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2003, we have not accrued a liability for any of the lawsuits filed against us as the conditions for accrual have not been met.

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

Results of Operations

Service Revenues. Service revenues consist of fees from consumer subscriptions, premium services, advertising, service providers and others. Service revenues for the three and six month periods ended July 31, 2003 were $13.8 million and $26.5 million, a 45% and 49% increase respectively from the related prior year periods is primarily due to the growth in our subscription base. For example, during the three months ended July 31, 2003 we activated more than double the number of subscriptions as we did in the same time last year. The growth was a result of continued brand preference for TiVo and strong retail support. Other service revenues include advertising revenue from consumer companies and media networks that have provided content on the TiVo service and from our audience measurement research customers. Revenues from advertising and research services included in service revenues were not material during these periods.

Technology Revenues. Technology revenues consist of licensing and engineering professional services fees paid by consumer electronics companies and service providers. Technology revenues for the three and six months ended July 31, 2003 were $3.7 million and $7.0 million, a 75% and 56% decline respectively from levels as compared to the same periods last year. For the three months ended July 31, 2002 we recognized $11.7 million of licensing and engineering professional services revenue from a single customer. We recognize revenues under our licensing and engineering professional services agreements as we complete obligations under these agreements. This has led and is likely to continue to lead to an uneven pattern of quarterly revenue and revenue growth. We anticipate that we will continue to recognize revenue from technology licenses and engineering professional services agreements in the fiscal year ending January 31, 2004.

Hardware Revenues. Hardware revenues consist of fees received for the sale of DVRs both directly to consumers and to leading retailers. Hardware revenues for the three months ended July 31, 2003 were $8.1 million, a 27% decline as compared to prior year period. However, hardware revenues for the six months ended July 31, 2003 were $22.9 million, 54% greater then the prior year period due to increased volume of DVRs sold to retailers and consumers in the first quarter of fiscal year 2004. While hardware revenues are primarily driven by demand from consumers and retailers, the timing of sales to the channel as retailers increase their seasonal inventories also contributes to quarterly hardware revenues.

Rebates, revenue share and other payments to channel. In accordance with EITF 01-09, the revenue share and subsidy payments made to customers are presumed to be a reduction of the selling prices of our products or services and, therefore, are characterized as a reduction of revenues when recognized on our statement of operations. Rebates, revenue share and other payments to channel decreased for the three months ended July 31, 2003 as compared to the respective prior year period. The largest component of this decrease was the reversal of the rebate accrual for rebate programs that began October 1, 2002 and ended on April 30, 2003. In accordance with EITF 01-09, we recorded the maximum potential liability for our consumer rebate programs based on the number of DVRs that were either sold or available for sale during the rebate periods. As of July 31, 2003 we reversed all unredeemed consumer rebate expense that had been previously accrued, approximately $3.8 million For the six month period ended July 31, 2003 the payments increased compared to the prior year period due to additional revenue share and market development funds paid to retailers.

Cost of service and technology revenues. Costs of service and technology revenues consist primarily of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Additional expenses included are telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo service to subscribers. Expenses associated with engineering professional services were $3.0 million and $6.6 million for the three and six months ended July 31, 2003 compared to $3.2 and $4.5 million for the three and six months ended July 31, 2002. For the three and six months ended July 31, 2003, telecommunications and network expense decreased respectively by 45% and 43% from the related prior year periods. This decrease was a result of continued reduction of the service cost per subscriber including using satellite transmission of the TiVo service for subscribers using the DIRECTV Receiver with TiVo. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per-subscriber cost of revenue.

Cost of hardware revenues. Costs of hardware revenues include all product costs and direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel, warranty expenses, certain licensing expenses, and order fulfillment expenses such as shipping costs. Cost of hardware revenues are driven by a variety of factors related to inventory and channel management. Volume production was lower in the second quarter than during the first quarter of fiscal year 2004. For the three and six months ended July 31, 2003, cost of hardware revenues of $8.6 million and $22.7 million, decreased 25% and increased 51%, respectively, as compared to the respective prior periods. Cost of hardware revenues for the six months ended July 31, 2003 were higher then the corresponding year period due to higher volume during the first quarter of fiscal year 2004 compared to fiscal year 2003. We expect these costs per unit to reduce over time as the cost of manufacturing the DVRs decreases.

Research and development expenses. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees. Research and development expenses for the three and six months ended July 31, 2003 were $5.8 million and $11.3 million, 28% and 18% higher respectively than the year ago periods due to increased salary expenses related to an increase in engineering headcount. As a percentage of net revenues, research and development expenses were 22% and 20% for three and six months ended July 31, 2003, respectively.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and six months ended July 31, 2003 were $2.6 million and $4.7 million, 54% and 65% lower respectively than sales and marketing expenses for the corresponding fiscal year 2003 periods. Sales and marketing expenses as a percentage of net revenues for the three and six months ended July 31, 2003 were 10% and 9% respectively. The largest contributor to the six-month reduction of total sales and marketing expenses was non-related party subsidy expense that decreased $3.5 million from the year ago period. This marketing commitment ended prior to the three months ended April 30, 2003. Additionally, partner co-marketing and advertising expenses decreased by $1.7 million and $1.4 million, respectively.

Sales and marketing—related parties expenses consists of cash and non-cash charges related primarily to agreements with parties that held stock in us. Sales and marketing—related parties expenses for the three and six months ended July 31, 2003 were $1.9 million and $3.8 million, 44% and 86% lower than sales and marketing—related parties expenses in the corresponding fiscal year 2003 periods. Sales and marketing—related parties expenses for the three and six months ended July 31, 2003, consisted of cash charges of $1.3 million and $2.6 million and non-cash charges of $611,000 and $1.2 million. Sales and marketing—related parties expenses for the same periods in the prior fiscal year consisted of cash charges of $2.8 million and $13.5 million and non-cash charges of $671,000 and $12.9 million.

The cash portion of sales and marketing—related parties expenses was comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Maxtor, formerly known as Quantum, and DIRECTV. Also included were media insertion orders paid to NBC. During the six months ended July 31, 2003 revenue share and subsidy expense decreased by 39% and 90%, or $1.4 million and $3.9 million, respectively, compared to the corresponding fiscal year 2003 period. These decreases are a result of renegotiated contracts with DIRECTV and lower manufacturing volumes by consumer electronic manufacturers. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided. Approximately 44% of the total sales and marketing—related parties expense for the six months ended July 31, 2002, $11.6 million, was non-cash expense related to the amortization of the prepaid marketing expense from the June 2000 Investment Agreement with AOL, which was terminated by the Funds Release Agreement in April 2002.

General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and six months ended July 31, 2003 were $4.1 million and $7.8 million, 13% and 7% increases respectively from the prior year periods primarily due to increased legal expenses for ongoing and settled lawsuits. As a percentage of net revenues, general and administrative expenses were 15% and 14% for the three and six months ended July 31, 2003.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the three and six months ended July 31, 2003 decreased by $30,000 and $4.1 million, respectively. The three-month decrease was a result of lower weighted average interest rates for our cash and cash equivalents. The six-month decrease was a result of a receipt of a one time payment of $3.9 million in interest earned on the restricted cash from the agreement with AOL that was released from the escrow account to us during the six months ended July 31, 2002.

Interest expense and other. As shown in the following table, interest expense and other for the three and six months ended July 31, 2003 includes coupon interest expense of $189,000 and $372,000, respectively, related to the convertible notes. Additionally $947,000 and $1.9 million for the same periods are attributable to the amortization of debt discount and issuance costs related to the convertible notes. Of the total interest expense and other, $175,000 and $350,000 were related to interest expense—related parties for the three and six months ended July 31, 2003 for the coupon interest expense on the convertible notes. For the three and six months ended July 31, 2002, interest expense and other was $2.0 million and $4.0 million respectively. This includes the coupon interest expense of $512,000 and $1.0 million on the convertible notes and the amortization of the value assigned to the Comdisco warrant for interest expense of $5,000 and $13,000, respectively. Additionally, $1.1 million and $2.1 million was attributable to the amortization of interest expense related to the debt issuance costs for the convertible notes. Of the total interest expense and other, $358,000 and $770,000 was related to interest expense—related parties for the three and six months ended July 31, 2002. This includes $96,000 and $245,000 for interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
	(In thousands)
Cash interest expense	$189	$517	$372	$1,037
Cash interest expense—related parties	175	358	350	770

Total cash interest expense	364	875	722	1,807

Total non-cash interest expense and other	947	1,090	1,863	2,150

Total interest expense and other	$1,311	$1,965	$2,585	$3,957

Provision for income taxes. Income tax expense is primarily due to franchise taxes paid to various states and foreign withholding taxes.

Series A convertible preferred stock dividend. Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. Pursuant to the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002. On April 30, 2002, we repurchased 1.6 million shares of our Series A convertible preferred stock. On September 13, 2002, the remaining 1,111,861 outstanding shares of Series A convertible preferred stock were converted into an equal number of shares of our common stock. The dividends payable for the six months ended July 31, 2003 were therefore zero compared to $220,000 for the six months ended July 31, 2002.

Accretion to redemption value of convertible preferred stock. As a result of our repurchase on April 30, 2002 of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs were accreted during the three months ended April 30, 2002. Prior to the first quarter of fiscal year 2003, these issuance costs were classified as additional paid-in capital for the Series A redeemable convertible preferred stock.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended July 31, 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003	Jul 31, 2003
	(unaudited, in thousands except per share data)
Revenues

Service revenues	$5,242	$6,753	$8,216	$9,510	$10,185	$11,350	$12,702	$13,757
Technology revenues	100	—	1,644	14,344	2,556	2,365	3,366	3,649
Hardware revenues	—	—	3,780	11,109	16,220	14,511	14,809	8,057
Rebates, revenue share and other payments to channel	—	—	(600)	—	(3,968)	(5,212)	(2,357)	1,209

Net revenues	5,342	6,753	13,040	34,963	24,993	23,014	28,520	26,672
Costs of Revenues
Cost of service revenues	5,156	4,822	4,161	4,387	3,852	4,719	4,174	3,909
Cost of technology revenues	62	—	1,292	3,189	1,442	2,110	3,629	3,020
Cost of hardware revenues	—	—	3,665	11,346	15,588	14,048	14,178	8,558

Total costs of revenues	5,218	4,822	9,118	18,922	20,882	20,877	21,981	15,487

Gross margin (loss)	124	1,931	3,922	16,041	4,111	2,137	6,539	11,185
Operating Expenses
Research and development	7,510	5,874	5,002	4,518	4,875	6,319	5,472	5,789
Sales and marketing	7,228	2,770	7,855	5,608	2,050	2,116	2,126	2,593
Sales and marketing—related parties	11,239	24,959	22,922	3,434	2,283	1,849	1,873	1,909
General and administrative	5,326	4,587	3,759	3,589	3,752	3,365	3,778	4,061

Loss from operations	(31,179)	(36,259)	(35,616)	(1,108)	(8,849)	(11,512)	(6,710)	(3,167)
Interest income	65	101	4,099	146	89	149	114	116
Interest expense and other	(1,171)	(4,465)	(1,580)	(1,607)	(2,293)	(20,744)	(1,099)	(1,136)
Interest expense—related parties	(553)	(531)	(412)	(358)	(316)	(259)	(175)	(175)

Loss before income taxes	(32,838)	(41,154)	(33,509)	(2,927)	(11,369)	(32,366)	(7,870)	(4,362)
Provision for income taxes	(1,000)	—	—	(111)	(150)	(164)	(12)	(25)

Net loss	(33,838)	(41,154)	(33,509)	(3,038)	(11,519)	(32,530)	(7,882)	(4,387)
Less: Series A redeemable convertible preferred stock dividend	(658)	(428)	(220)	—	—	—	—	—
Less: Accretion to redemption value of convertible preferred Stock	—	—	(1,445)	—	—	—	—	—

Net loss attributable to common stockholders	$(34,496)	$(41,582)	$(35,174)	$(3,038)	$(11,519)	$(32,530)	$(7,882)	$(4,387)

Net loss per share
Basic and diluted	$(0.81)	$(0.92)	$(0.74)	$(0.06)	$(0.23)	$(0.56)	$(0.12)	$(0.07)
Weighted average shares	42,668	45,276	47,344	47,994	51,041	58,496	64,021	65,834

The TiVo service is enabled through a digital video recorder that is sold in retail channels like other consumer electronic devices. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. We also expect to generate a portion of future revenues from licensing agreements. When we complete obligations under our licensing and engineering professional services agreements, we will recognize revenue. This has led and is likely to continue to lead to an uneven pattern of quarterly revenue and revenue growth.

Liquidity and Capital Resources

From inception through July 31, 2003, we have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities, including the proceeds from our initial public offering, the August 2001 private placement of convertible debt with warrants and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscribers, licensing and engineering professional services customers, and hardware customers. On July 31, 2003, we had $62.8 million of cash and cash equivalents. We believe these funds and funds generated from operations represent sufficient resources to fund operations, capital expenditures and working capital needs through the fiscal year ending January 31, 2004.

Impact of changes to our business model. Over the past few years we have significantly changed our business to reduce emphasis on deployment and focus on accelerating our progress towards profitability. There were three components to this change:

•	First, we significantly reduced the subsidies we agreed to pay to consumer electronics manufacturers to distribute TiVo-enabled platforms. This has lead to a significant reduction in our sales and marketing expenses. Our sales and marketing-related parties expenses for the three and six months ended July 31, 2003 were $1.9 million and $3.8 million, compared with $3.4 million and $26.3 million during the six months ended July 31, 2002.

•	Second, we modified our agreements with DIRECTV so that DIRECTV took on the responsibility for customer acquisition, customer support, and service pricing for subscribers to the TiVo service through DIRECTV. We restructured our relationship so that DIRECTV pays us per-household monthly fees for the right to provide their customers with TiVo services. We expect the change in this relationship to increase growth in subscriptions to TiVo-enabled services and thus enable us to accelerate development of our advertising and audience measurement research revenue streams. Although we expect that reported revenues and gross profit from each DIRECTV subscription will decrease relative to past periods, we also expect cost of service revenues and subscriber acquisition costs per new subscriber to decrease.

•	Third, we have focused on selling technology licenses and engineering professional services, which generates cash, and, through our relationships with licensees and engineering professional services customers, may increase deployment of TiVo-enabled products or other streams of revenue. This has lead to the recognition of $7.0 million of technology revenues in the six months ended July 31, 2003.

The combination of these factors and the growing base of recurring revenues from our subscriptions significantly reduced our net cash used in operating activities during the six months ended July 31, 2003 compared to the six months ended July 31, 2002.

Statement of Cash Flows Discussion

Net cash used in operating activities was $13.0 million for the six months ended July 31, 2003. During this period, we continued to provide the TiVo service, incurring a net loss of $12.3 million. Uses of cash from operating activities included a decrease in accrued liabilities of $4.7 million, a decrease in accrued liabilities-related parties of $1.2 million, a decrease in deferred revenue-related parties of $1.5 million, a decrease in accounts payable of $2.8 million, a decrease in other long-term liabilities of $606,000 and an increase in prepaid expenses-related parties of $19,000. Sources of cash provided by operating activities consisted of an increase in deferred revenue of $787,000, an increase in long-term deferred revenue of $278,000, a decrease in accounts receivable of $1.4 million and a decrease in accounts receivable-related parties of $151,000.

Cash from deferred revenues has increased because we sell lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net cash used in investing activities for the six months ended July 31, 2003 was $785,000 for the acquisition of property and equipment.

Net cash provided by financing activities was $32.4 million for the six months ended July 31, 2003. We obtained $26.6 million in cash, less cash financing expense of $500,000, from the issuance of common stock. Additionally, we obtained $5.5 million from the issuance of common stock for stock options exercised and $820,000 from the issuance of common stock through our employee stock purchase plan.

Financing agreements

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $100.000.000 of securities, including debt securities, common stock, preferred stock and warrants. Depending upon market conditions, we may issue securities under this or under future shelf registration statements.

June 2003 Common Stock Offering. On June 26, 2003, we announced a $27.3 million underwritten public offering of approximately 2.9 million shares of our common stock, par value $.001 per share, at a public offering price of $9.50 per share. The shares of common stock were registered pursuant to our universal shelf registration statement on Form S-3 (File No. 333-53152) under the Securities Act of 1933, as amended, as supplemented by a registration statement on Form S-3 (File No. 333-106507) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The offering closed on July 1, 2003 with net proceeds of approximately $26.1 million after deducting our cash offering expenses of approximately $500,000. We are using the net proceeds from this offering primarily to create additional cash reserves and supplement working capital. We may from time to time also use a portion of the net proceeds for funding research and development, sales and marketing, reducing indebtedness, and capital expenditures. However, we do not currently intend to use the proceeds to increase expenses or capital expenditures.

October 2002 Common Stock Offering. On October 7, 2002, we executed a purchase agreement with certain institutional investors to issue and sell 6,963,788 shares of our common stock, par value $.001 per share, for a per share purchase price of $3.59 and an aggregate purchase price of $25.0 million, plus warrants to purchase 1,323,120 shares of our common stock with a term of three years and an exercise price of $5.00 per share and warrants to purchase an additional 1,323,120 shares of our common stock with a term of four years and an exercise price of $5.00 per share. The shares of common stock, warrants and shares of common stock issuable upon exercise of the warrants were registered pursuant to our universal shelf registration statement on Form S-3, as amended. The offering closed on October 8, 2002 with net proceeds of approximately $24.3 million after deducting our cash offering expenses of approximately $650,000. We are using the net proceeds from this offering for general corporate purposes, which may include funding research and development, sales and marketing expenses, capital expenditures and as part of our working capital.

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

The indenture governing our convertible senior notes specified a reduction of the conversion price of outstanding convertible notes on August 23, 2002 if the conversion price was greater than the average closing price per share of our common stock for the 10 consecutive trading days preceding August 23, 2002, subject to a floor of $4.21 per share. On August 23, 2002, pursuant to the terms of the indenture, the conversion price of the notes was accordingly adjusted to $4.21 per share. The adjustment to the conversion price resulted in an increase to the value of the beneficial conversion on the notes of $13.4 million and we recorded additional debt discount of this amount, which is being amortized as interest expense over the remaining term of the notes or until the notes are converted.

On October 7, 2002, we entered into an agreement for the issuance of common stock and warrants for cash of $25.0 million to institutional investors. Pursuant to the terms of the indenture governing the notes, we attributed a value of $3.23 per share to the common stock issued in this transaction, which was less than the “effective” conversion price of the notes at that time of $3.41 per share. Accordingly, we were required pursuant to the terms of the indenture governing the notes as described below to reduce the conversion price of the notes from $4.21 per share to $3.99 per share so that the “effective” conversion price of the notes would equal to the value of this common stock. The adjustment to the “effective” conversion price resulted in an increase to the value of the beneficial conversion on the notes of $3.2 million and we recorded additional debt discount of this amount, which is being amortized as interest expense over the remaining term of the notes or until the notes are converted.

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions and thereby simplify our capital structure and reduce future cash interest payment obligations. During this period, $22.7 million principal amount of the $43.2 million outstanding principal amount of the notes were converted into an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22.7 million principal amount of notes at $3.99 per share.

We entered into a registration rights agreement with the holders of 375,216 of the additional shares issued upon conversion of the notes which were “restricted securities” as defined by Rule 144 under the Securities Act of 1933, as amended. Pursuant to this registration rights agreement, in February 2003 we filed with the Securities and Exchange Commission a shelf registration statement covering the resale of the 375,216 additional restricted shares. This registration statement was declared effective on June 16, 2003. We have agreed to use our best efforts to keep this shelf registration statement continuously, subject to certain blackout periods, effective until the earlier of the sale under the registration statement of all transfer restricted securities (as defined in the registration rights agreement) or two years after the date on which we issued the notes from which these shares were converted.

In addition, the conversion price on our outstanding convertible senior notes would have been reduced if, prior to August 28, 2003, we issued common stock or common stock equivalents at an issuance price less than what the indenture governing the notes refers to as the “effective” conversion price on the notes (or with respect to common stock equivalents, such additional common stock is issued with a conversion or exercise price per share less than the “effective” conversion price of the notes.). Since we did not issue common stock or common stock equivalents at an issuance price less then the effective conversion price prior to August 28, 2003, except as described above, the conversion price was not further adjusted and it will not be adjusted in the future based upon our issuance of common stock or common stock equivalents.

Operating Activities

On July 17, 2003, we entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to us a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2 million). The line of credit is secured by a first priority security interest on all of our assets except for our intellectual property. We are required to maintain at least $2 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At July 31, 2003, we were in compliance with these financial ratio covenants. The line of credit terminates and any and all borrowings are due on June 30, 2004, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed. We do not intend to use the revolving line of credit at this time.

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

Although we intend to continue to reduce subsidy payments in the future, in certain agreements we have agreed to pay some of our customers a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments varies depending upon the manufacturing costs and selling prices. In addition, in the event our consumer electronics manufacturers are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold to the consumer and the consumer activates the TiVo service. We may make additional subsidy payments in the future to consumer electronics and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo service.

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

Our future capital requirements will depend on a variety of factors, including market acceptance of the digital video recorder and the TiVo service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our current and new customers;

•	to expand our engineering professional services business;

•	to manufacture the Series2 TiVo-enabled DVRs; and

•	for general corporate purposes.

We have commitments for future lease payments under facilities operating leases of $11.6 million as of July 31, 2003.

As of July 31, 2003, we had contractual obligations to make the following cash payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Operating leases	$11,599	$3,175	$8,424	$—	—
Long-term convertible notes payable at face value	20,450	—	—	20,450	—
Coupon interest on long-term convertible notes payable	5,010	1,432	2,863	715	—

Total contractual cash obligations	$37,059	$4,607	$11,287	$21,165	$—

Other commercial commitments as of July 31, 2003, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

In addition, in order to meet long-term liquidity needs, we may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. See “Factors That May Affect Future Operating Results–If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.”

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

We have recognized limited revenue, have incurred significant net losses and have had substantial negative cash flow. During the six months ended July 31, 2003 our net loss attributable to common stockholders was $12.3 million. As of July 31, 2003, we had an accumulated deficit of $557.5 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscriber revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view and video on demand. See “ We face intense competition from a number of sources, which may impair our revenues and ability to generate subscribers.”

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

The TiVo service is enabled through the use of a DVR made available by us through a sole third-party contract manufacturer and a limited number of other third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

We have entered into agreements with our consumer electronics manufacturers to manufacture DVRs that enable the TiVo service. Although we intend to continue to reduce subsidy payments in the future, in certain agreements we have agreed to pay our manufacturers a per-unit subsidy for each DVR that they manufacture and sell. The amount of the payments can vary depending upon the manufacturing costs and selling prices. In addition, in the event our manufacturers are unable to manufacture the DVRs at the costs currently estimated or if selling prices are less than anticipated, we may owe additional amounts to them, which could adversely affect our operating results. Under some of these arrangements, we are obligated to pay a portion of the subsidy when the DVR is shipped, and we will not receive any revenues related to the unit until the unit is sold and the purchaser activates the TiVo service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo service.

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

In May 2003 we announced that we will provide licensees the opportunity to include the TiVo Basic service, which provides our licensees the opportunity to include entry-level DVR functionality with their integrated products. The service will be offered for an up-front cost to the consumer and will be part of the price of the product. This service can be upgraded by the consumer to the full TiVo service for $12.95 a month or $299 for the lifetime of the product. To the extent that consumers do not upgrade to the full TiVo service, our average revenue per user will decline. In addition, we may elect to offer additional tiers of the TiVo service at various price points, which may also have the effect of reducing our average revenue per user.

If we are unable to create multiple revenue streams, we may not be able to cover our expenses or meet our obligations to strategic partners and other third parties.

Although our initial success depends on building a significant customer base and generating subscription fees from the TiVo service, our long-term success will depend on securing additional revenue streams such as:

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

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality, and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and “VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. The TiVo Basic service is an example of basic DVR functionality. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo service is an example of enhanced DVR functionality.

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

Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies. We expect international competitors such as NDS and Canal+ to be a presence in the European markets as they develop. While their presence in the U.S. market has been insignificant to date it may become significant in the future.

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

Entertainment companies may claim that some of the features of our DVRs violate copyright laws, which could force us to incur significant costs in defending such actions and impact our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, one of our former competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo Series2 DVRs have some, but not all, of the same features, including the ability to fast forward through commercials and the ability to delete recordings only when instructed. Based on market or consumer pressures, we may decide in the future to add additional features similar to our former competitor’s or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

Our relationship with DIRECTV could be affected by a proposed acquisition of Hughes Electronics by News Corp.

In April 2003, General Motors announced that it had agreed to split off Hughes Electronics Corporation, the parent company of DIRECTV and simultaneously sell its 19.9% economic interest in Hughes to News Corp. Pursuant to this agreement, News Corp. would also acquire an additional 34% of the split-off entity from stockholders.

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

Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location and continue to explore the benefits of establishing a backup facility. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We are incurring expenses in connection with this litigation which may become material, and in the event there is an adverse outcome, our business could be harmed. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this litigation.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of DVRs, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. The case is currently scheduled for trial in March 2004. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. Due to our indemnification obligations, we are incurring expenses in connection with this litigation which may become material, and, if Sony were to lose this lawsuit, our business could be harmed.

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

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers, including the TiVo defendants, was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our executive officers were dismissed as defendants in the complaint. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with us and the other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to our insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that we have sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. Our board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or in part. In the event that the parties do not reach agreement on the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Our success depends on our ability to secure and protect patents, trademarks and other proprietary rights.

Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.

Legislation, laws or regulations that govern the television industry, the delivery of programming and the collection of viewing information from subscribers could expose us to legal action if we fail to comply or could require us to change our business.

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

Because our expenses precede associated revenues, unanticipated shortfalls in revenues could adversely affect our results of operations for any given period and cause the market price of our common stock to fall.

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

Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. In addition, we do not have key man insurance policies for any of our key personnel.

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

Holders of our convertible senior notes may require us to repurchase all or any portion of their notes for cash upon a repurchase event, which includes certain changes in control and a failure of our shares of common stock to be listed for trading on Nasdaq or a U.S. national securities exchange. Our Silicon Valley Bank line of credit agreement may limit us, under certain circumstances, from repaying the repurchase price in cash if we have amounts borrowed against it. Additionally, future debt agreements may prohibit us from repaying the repurchase price in cash. If we are prohibited from repurchasing the notes, we could seek consent from our lenders to repurchase the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from repurchasing the notes. Even if we are not prohibited from repurchasing the notes, we may not have sufficient funds to do so. If we were unable to repurchase the notes upon a repurchase event, it would result in an event of default under the indenture governing the notes. The occurrence of an event of default under the notes could lead to the acceleration of all amounts outstanding under the notes, and may also trigger cross-default provisions resulting in the acceleration of our other then-existing debt. These events in turn could harm our share price as well as our ability to continue our operations.

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

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for guarantees, restructuring charges and stock options, some of which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principals or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including with respect to the recognition of revenue from our lifetime subscriptions, our results of operations could be significantly impacted.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

Although we have dismissed Arthur Andersen as our independent public accountants and engaged KPMG LLP, our consolidated financial statements as of and for the one-month transition period ended January 31, 2001, and the fiscal year ended December 31, 2000 have only been audited by Arthur Andersen. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. On October 16, 2002, Arthur Andersen was sentenced to five years probation and fined $500,000 as a result. In light of the jury verdict and the underlying events, Arthur Andersen informed the Securities and Exchange Commission that it would cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. Substantially all of Arthur Andersen’s personnel have left the firm, including the individuals responsible for auditing our audited financial statements described above. Accordingly, you are unlikely to be able to exercise effective remedies or collect judgments against them.

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

Moreover, as a public company, we are required to file with the Securities and Exchange Commission periodic financial statements audited or reviewed by an independent public accountant. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen so long as a reasonable effort is made to have Arthur Andersen reissue its audit reports and to obtain a manually signed audit report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its audit report on our audited financial statements included in our annual report on Form 10-K. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

The large number of shares available for future sale could adversely affect the market price for our stock.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock.

Several of our significant stockholders own a substantial number of our shares. As of July 31, 2003 AOL owned 6,726,890 shares of our common stock and presently exercisable warrants to purchase an additional 295,428 shares of our common stock. On July 31, 2003 AOL also held unvested warrants to purchase an aggregate of 5,207,806 shares of our common stock, which pursuant to their terms can never be exercisable. As of May 16, 2003 Hughes Electronics Corporation owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares. We have granted Hughes demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and Hughes may sell their shares in registered offerings pursuant to their registration rights, and AOL and Hughes may sell their shares in accordance with Rule 144 under the Securities Act.

In addition, in August 2001, we issued $51.8 million aggregate principal amount of our convertible senior notes due 2006, of which, as of July 31, 2003, there was $20.5 million in principal amount still outstanding. As of July 31, 2003, these notes were convertible into a maximum of 5,125,313 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of July 31, 2003. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of July 31, 2003, options to purchase a total of 12,952,006 shares were outstanding under our option and equity incentive plans, and there were 7,843,406 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through September 5, 2003, our common stock has closed between $71.50 per share and $2.55 per share, closing at $10.63 on September 5, 2003. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our Amended and Restated Certificate of Incorporation and Bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our chief executive officer or the holders of 50% or more of our common stock. Our Amended and Restated Certificate of Incorporation and Bylaws also provide that directors may be removed only for cause by a vote of a majority of the stockholders and that vacancies on the board of directors created either by resignation, death, disqualification, removal or by an increase in the size of the board of directors may be filled by a majority of the directors in office, although less than a quorum. Our Amended and Restated Certificate of Incorporation also provides for a classified board of directors and specifies that the authorized number of directors may be changed only by resolution of the board of directors.

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of August 4, 2003. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscribers, use of funds and business plan. You can recognize forward-looking statements by use of the words “believes,” “anticipates,” “expects,” and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors That May Affect Future Operating Results” and other risks detailed in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of this quarterly report.

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

The table below presents principal amounts and related weighted average interest rates as of July 31, 2003 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$62,815
Average interest rate		1.14%

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Without either party admitting any wrong-doing or liability, on June 6, 2003, we and Gemstar agreed to release and dismiss without prejudice all claims against each other and our respective subsidiaries related to the StarSight Telecast litigation described above. We and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against us or our licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

On June 6, 2003, we also entered into a licensing agreement with Gemstar–TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to us and our subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, we agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. We also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of its Series2 devices. In exchange for our promise to provide these and other services, Gemstar has waived the upfront license fee and will pay us a certain per unit fee. We may use the per unit fees Gemstar will pay to us to offset a portion of the per unit fees we will pay to Gemstar.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with us and the other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to our insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that we have sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. Our board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Pause Technology LLC. On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback”. Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. Our answer was filed on December 26, 2001. We believe we have meritorious defenses and intend to defend this action vigorously; however we are incurring expenses in connection with this litigation which may become material and in the event there is an adverse outcome, our business could be harmed.

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit. On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. The case is currently scheduled for trial in March 2004. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring expenses in connection with this litigation which may become material, and, if Sony were to lose this lawsuit, our business could be harmed.

Andrew Townsley. On July 9, 2002, Andrew Townsley, a broadcast center analyst, filed a charge of discrimination against us with the California Department of Fair Employment and Housing. Mr. Townsley claimed that he suffered discrimination based on his disability. On June 5, 2003, the Department of Fair Employment and Housing informed us that Mr. Townsley had dropped his claim against TiVo.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1

Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated September 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated September 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated September 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated September 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended July 31, 2003:

•	Current Report on Form 8-K on May 1, 2003, regarding Regulation FD disclosure of certifications of our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

•	Current Report on Form 8-K on May 22, 2003 regarding announcement of our earnings for the first quarter ended April 30, 2003.

•	Current Report on Form 8-K on May 22, 2003 regarding furnishing press release of our earnings for the first quarter ended April 30, 2003.

•	Current Report on Form 8-K on June 16, 2003 regarding Regulation FD disclosure of certifications of our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

•	Amendment No. 1 on Form 8-K/A on June 16, 2003, to Current Report on Form 8-K filed on May 22, 2003 regarding announcement of our earnings for the first quarter ended April 30, 2003.

•	Current Report on Form 8-K on June 16, 2003, regarding Regulation FD disclosure of certifications of our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for our Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

•	Current Report on Form 8-K on June 27, 2003, regarding announcement of a $27.3 million underwritten public offering of approximately 2.9 million shares of our common stock, par value $.001 per share.

•	Current Report on Form 8-K on July 30, 2003, regarding announcement of the Gemstar licensing agreement, the proposed IPO litigation settlement, an amendment to our Best Buy agreement and the execution of a loan and security agreement with Silicon Valley Bank.

Subsequent to July 31, 2003, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on August 21, 2003, regarding furnishing press release of our earnings for the second quarter ended July 31, 2003.

•	Current Report on Form 8-K on August 26, 2003 regarding announcement of our earnings for the second quarter ended July 31, 2003.

Trademark Acknowledgments

Can’t Miss TV”, “Ipreview”, Jump logo, “Personal Video Recorder”, TiVo, TiVo (logo and character), “TiVo and Smile Design”, TiVo Central, TiVolution, “TiVoMatic”, and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Home Media Option, Instant Replay logo, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), TiVo Series2 (logo and text), “TiVo, TV Your Way”, TrickPlay”, and “WishList”are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 15, 2003	By:	/s/ Michael Ramsay
Michael Ramsay
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 15, 2003	By:	/s/ David H. Courtney
David H. Courtney
Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration
(Principal Financial and Accounting Officer)