Form 10-Q
period 2003-10-31
TIVO INC
filed 2003-12-15
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission file number 000-27141

TIVO INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Gold Street, PO Box 2160, Alviso, CA	95002
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 68,525,545 as of December 5, 2003.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2003	January 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,807	$44,201
Accounts receivable, net of allowance for doubtful accounts of $62 and $8	18,722	5,839
Accounts receivable-related parties	1,138	1,271
Inventories	9,957	7,273
Prepaid expenses and other	2,905	2,376
Prepaid expenses and other-related parties	2,842	2,851

Total current assets	97,371	63,811
LONG-TERM ASSETS
Property and equipment, net	9,644	12,143
Prepaid expenses and other	979	1,392
Prepaid expenses and other-related parties	3,923	4,974

Total long-term assets	14,546	18,509

Total assets	$111,917	$82,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Line of credit	$6,000	$—
Accounts payable	21,319	15,260
Accrued liabilities	12,254	13,980
Accrued liabilities-related parties	1,603	3,359
Deferred revenue	30,416	24,000
Deferred revenue-related parties	1,321	6,077

Total current liabilities	72,913	62,676
LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	5,574	4,265
Convertible notes payable-related parties (face value $10,000)	5,176	3,920
Deferred revenue	33,984	32,373
Deferred rent and other	2,879	3,783

Total long-term liabilities	47,613	44,341

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share amounts)

(unaudited)

	October 31, 2003	January 31, 2003
Total liabilities	120,526	107,017
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 68,503,103 and 63,918,686, respectively	69	64
Additional paid-in capital	556,647	522,101
Deferred compensation	(436)	—
Prepaid marketing expense	—	(1,003)
Note receivable-related parties	—	(627)
Accumulated deficit	(564,889)	(545,232)

Total stockholders’ deficit	(8,609)	(24,697)

Total liabilities and stockholders’ deficit	$111,917	$82,320

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues
Service and technology revenues (includes $7,345, $2,270, $15,735 and $18,244 of revenues-related parties for the three months and nine months ended October 31, 2003 and 2002, respectively)	$22,674	$12,741	$56,148	$46,455
Hardware revenues	24,479	16,220	47,345	31,109
Rebates, revenue share and other payments to channel (includes ($5), ($366), ($98) and ($366) of contra-revenues-related parties for the three months and nine months ended October 31, 2003 and 2002, respectively)	(3,897)	(3,968)	(5,045)	(4,568)

Net revenues	43,256	24,993	98,448	72,996
Costs of revenues
Costs of service and technology revenues	8,834	5,294	23,566	18,323
Cost of hardware revenues	25,413	15,588	48,149	30,599

Total costs of revenues	34,247	20,882	71,715	48,922

Gross margin	9,009	4,111	26,733	24,074

Research and development	5,432	4,875	16,693	14,395
Sales and marketing (includes $2,155, $2,283, $5,937 and $28,639 of sales and marketing-related parties for the three months and nine months ended October 31, 2003 and 2002, respectively)	5,704	4,333	14,205	44,152
General and administrative	3,949	3,752	11,788	11,100

Total operating expenses	15,085	12,960	42,686	69,647

Loss from operations	(6,076)	(8,849)	(15,953)	(45,573)

Interest income	133	89	363	4,334
Interest expense and other (includes $175, $319, $525 and $1,086 of interest expense-related parties for the three months and nine months ended October 31, 2003 and 2002, respectively)	(1,330)	(2,609)	(3,915)	(6,566)

Loss before income taxes	(7,273)	(11,369)	(19,505)	(47,805)
Provision for income taxes	(115)	(150)	(152)	(261)

Net loss	(7,388)	(11,519)	(19,657)	(48,066)
Less: Series A redeemable convertible preferred stock dividend	—	—	—	220
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	1,445

Net loss attributable to common stockholders	$(7,388)	$(11,519)	$(19,657)	$(49,731)

Net loss per common share basic and diluted	$(0.11)	$(0.23)	$(0.30)	$(1.02)

Weighted average common shares outstanding - basic and diluted	68,226	51,041	66,027	48,793

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable- Related Parties	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2003	63,918,686	$64	$522,101	$—	$(1,003)	$(627)	$(545,232)	$(24,697)
Issuance of common stock related to exercise of common stock options	235,918	—	617	—	—	—	—	617
Issuance of common stock related to employee stock purchase plan	188,106	—	820	—	—	—	—	820

Amortization of prepaid marketing expense	—	—	—	—	376	—	—	376

Amortization of note receivable	—	—	—	—	—	235	—	235

Net loss	—	—	—	—	—	—	(7,882)	(7,882)

BALANCE APRIL 30, 2003	64,342,710	64	523,538	—	(627)	(392)	(553,114)	(30,531)
Issuance of common stock for cash, net of issuance costs	2,875,000	3	26,120	—	—	—	—	26,123
Issuance of common stock related to exercise of common stock options	941,447	1	4,859	—	—	—	—	4,860
Issuance of compensatory restricted common stock grant	35,000	—	370	(370)	—	—	—	—
Recognition of stock based compensation expense (amortization)	—	—	—	16	—	—	—	16

Amortization of prepaid marketing expense	—	—	—	—	376	—	—	376

Amortization of note receivable	—	—	—	—	—	235	—	235

Net loss	—	—	—	—	—	—	(4,387)	(4,387)

BALANCE JULY 31, 2003	68,194,157	$68	$554,887	$(354)	$(251)	$(157)	$(557,501)	$(3,308)
Deferred compensation recorded from issuance of stock options– total 58,000 shares	—	—	140	(140)	—	—	—	—
Recognition of stock based compensation expense (amortization)	—	—	—	58	—	—	—	58
Issuance of common stock related to exercise of common stock options	136,768	—	706	—	—	—	—	706
Issuance of common stock related to employee stock purchase plan	172,178	1	914	—	—	—	—	915

Amortization of prepaid marketing expense	—	—	—	—	251	—	—	251

Amortization of note receivable	—	—	—	—	—	157	—	157

Net loss	—	—	—	—	—	—	(7,388)	(7,388)

BALANCE OCTOBER 31, 2003	68,503,103	$69	$556,647	$(436)	$—	$—	$(564,889)	$(8,609)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,657)	$(48,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,136	5,161
Amortization of prepaid marketing expense	—	1,189
Amortization of prepaid advertising –related parties	1,003	5,000
Non-cash interest expense	2,809	3,909
Amortization of prepaid marketing related to value of warrants	—	11,615
Recognition of stock-based compensation expense	74	203
Amortization of note receivable	627	706
Changes in assets and liabilities:
Accounts receivable, net	(12,883)	(9,268)
Accounts receivable-related parties	133	4,033
Inventories	(2,684)	(5,068)
Prepaid expenses and other	(773)	(739)
Prepaid expenses and other-related parties	9	114
Prepaid expenses and other, long-term	413	40
Prepaid expenses and other-related parties, long-term	1,051	(138)
Accounts payable	6,059	12,904
Accrued liabilities	(1,726)	3,044
Accrued liabilities-related parties	(1,756)	(23,239)
Deferred revenue	6,416	7,096
Deferred revenue-related parties	(4,756)	(7,867)
Long-term deferred revenue	1,611	4,282
Deferred rent and other long-term liabilities	(904)	(528)

Net cash used in operating activities	(20,798)	(35,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,637)	(994)

Net cash used in investing activities	(1,637)	(994)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from issuance of common stock and warrants	26,623	25,000
Borrowing under bank line of credit	6,000	—
Payment of issuance costs for common stock and warrants	(500)	(650)
Proceeds from issuance of common stock related to employee stock purchase plan	1,735	1,275
Proceeds from issuance of common stock related to exercise of common stock options	6,183	168
Series A redeemable convertible preferred stock dividend	—	(220)
Payment of issuance costs for common stock and warrants	—	(200)
Net payments under capital lease obligations	—	(496)

Net cash provided by (used in) financing activities	40,041	24,877

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2003	2002
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,606	(11,734)

CASH AND CASH EQUIVALENTS:

Balance at beginning of period	44,201	52,327

Balance at end of period	$61,807	$40,593

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(575)	$(1,996)

Cash paid for interest-related parties	(525)	(1,363)

Reversal of deferred stock-based compensation	—	596
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Issuance of compensatory common stock grant at $10.57 per share	(370)	—
Deferred compensation recorded from issuance of stock options at option price of $5.00 which is less than FMV $7.41 per share at grant date – total 58,000 shares	(140)	—
Beneficial conversion related to convertible notes payable as a result of conversion prices reset to $4.21	—	13,416
Beneficial conversion related to convertible notes payable as a result of conversion prices reset to $3.99	—	3,251

Issuance of common stock for payment of accrued liabilities	—	4,000

Interest income recognized on restricted cash	—	3,735
Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,445
Redemption of shares of Series A convertible preferred stock using restricted cash	—	(48,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS

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

The Company continues to be subject to certain risks, including the dependence on third parties for manufacturing, marketing and sales support; competition; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2003 and January 31, 2003 and the results of operations for the three and nine-month periods ended October 31, 2003 and 2002 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2003 and 2002. Additionally included is the unaudited statement of stockholders’ deficit for the nine-month period ended October 31, 2003. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2003 and 2002, including the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K as amended. Operating results for the three and nine-month periods ended October 31, 2003 are not necessarily indicative of results that may be expected for the year ending January 31, 2004.

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

Revenue Recognition and Deferred Revenue

During the three and nine month periods ended October 31, 2003 and 2002 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded Series2 DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

Revenues for the three and nine months ended October 31, 2003 and 2002, respectively, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands)
Revenues
Service Revenues	$16,018	$10,185	$42,477	$27,911
Technology Revenues	6,656	2,556	13,671	18,544
Hardware Revenues	24,479	16,220	47,345	31,109

Total Revenues	$47,153	$28,961	$103,493	$77,564

For the three months ended October 31, 2003 one customer generated $2.4 million of technology revenues and another customer generated $11.2 million of hardware revenues that accounted for 5% and 24% of total revenues, respectively. For the nine months ended October 31, 2003 a different customer generated $4.9 million of technology revenues and another customer generated $18.4 million of hardware revenues that accounted for 5% and 18% of total revenues, respectively. For the three and nine months ended October 31, 2002 one customer generated $828,000 and $12.6 million of technology revenues that accounted for 3% and 16%, respectively, of total revenues. Also for the three and nine months ended October 31, 2002, another customer generated $7.0 million and $16.8 million of hardware revenues that accounted for 24% and 22% of total revenues, respectively.

Service Revenues

Revenue from monthly and annual subscription fees to the TiVo service is recognized over the period benefited and is included in service revenues. TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR. Additionally included in service revenues are revenues received from the sale of the Home Media Option, a premium feature package that allows customers to enjoy video, digital music and photos throughout their home.

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

Hardware Revenues

The Company recognizes hardware revenues from the sales of its Series2 TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these Series2 DVRs are expensed as cost of hardware revenues.

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

Deferred Revenue

Deferred revenue consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements of an arrangement.

Research and Development

Research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the development of the TiVo service platform and products that enable the TiVo service. Research and development costs are expensed as incurred.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense related to the convertible notes payable and cash charges for interest expense payable to Comdisco. Included in interest expense– related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable according to negotiated deferred payment schedules. Included in non-cash interest expense and other is amortization of discount on the convertible notes payable, debt issuance costs and warrants issued to Comdisco. The following table summarizes the components of interest expense and other:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(In thousands)
Cash interest expense	$203	$514	$575	$1,552
Cash interest expense – related parties	175	319	525	1,089

Total cash interest expense	378	833	1,100	2,641

Total non-cash interest expense and other	952	1,776	2,815	3,925

Total interest expense and other	$1,330	$2,609	$3,915	$6,566

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the nine months ended October 31, 2003, all options granted under the stock option plans excluding the compensatory restricted common stock grant and 58,000 shares granted during the quarter ended October 31, 2003 were granted at exercise prices equal to the market price of the underlying common stock on the grant date. Therefore, no deferred stock-based employee compensation related to such options was recorded. In previous years the Company did issue certain stock options with exercise prices less than fair market value on the date of grant. The deferred compensation, which was valued using the intrinsic value method, was amortized over the four-year vesting period of these options.

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

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s Employee Stock Purchase Plan for the three and nine months ended October 31, 2003 and 2002:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(7,388)	$(11,519)	$(19,657)	$(49,731)
Add back: stock based compensation expense recognized, net of related tax effects	58	96	74	203

Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,685)	(3,814)	(10,777)	(11,628)

Net loss attributable to common stockholders, pro forma	$(11,015)	$(15,237)	$(30,360)	$(61,156)

Basic and diluted loss per share, as reported	$(0.11)	$(0.23)	$(0.30)	$(1.02)

Basic and diluted loss per share, pro forma	$(0.16)	$(0.30)	$(0.46)	$(1.25)

Net Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend and accretion to redemption value of Series A redeemable convertible preferred stock from the net loss. Shares used in the computation of net loss per common share amounts exclude options and warrants to purchase common stock and Series A convertible preferred stock, common shares issuable upon conversion of convertible notes payable, and any unvested, repurchasable common stock issued under the Company’s employee stock option plans.

Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted net loss per share does not include the effect of the following antidilutive potential common stock:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(number of shares)
Repurchasable common stock	551,037	527,550	551,037	527,550
Number of common shares issuable for convertible notes payable	5,125,313	11,090,226	5,125,313	11,090,226
Options to purchase common stock	13,045,274	11,822,356	13,045,274	11,822,356
Warrants to purchase common stock	5,800,209	5,780,209	5,800,209	5,780,209

Total	24,521,833	29,220,341	24,521,833	29,220,341

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, line of credit and accounts payable approximate fair value due to the short-term maturity of these instruments.

Because the Company’s convertible notes are not publicly traded, the Company estimates the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes are convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock.

As of October 31, 2003, the convertible notes payable long-term, face value of $10.5 million were convertible (using the conversion price then in effect of $3.99) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on October 31, 2003 was $8.06 as quoted on Nasdaq. If converted, the total fair value of these shares at the closing price would have been $21.1 million. The convertible notes payable-related parties long-term, face value of $10.0 million, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at October 31, 2003. If converted, the total fair value of these shares at the closing price would have been $20.2 million.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. The allowance for doubtful accounts receivable at October 31, 2003 and January 31, 2003 was $62,000 and $8,000, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips and Hughes) to be significant.

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

Recent Accounting Pronouncements

In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. EITF 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and otherwise is effective the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for the classification and measurement of three types of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

3.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company is including the following disclosure applicable to its product warranties. The Company is also including disclosures pertaining to the Company’s indemnification arrangements.

The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The methodology used in determining the liability for product warranty services is based upon historical information and experience. The Company’s warranty reserve is calculated as the total volume of unit sales multiplied by the expected volume of the warranty return rate multiplied by the estimated cost to replace or repair the customers’ warranty returns. The Company offers standard warranties for its DVRs consisting of 90 days free labor and one year parts exchange. During the nine months ended October 31, 2003 the warranty reserve was not material. The Company’s warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted, the relative merits of the claim, the financial ability of the party suing the indemnified party to engage in protracted litigation, the number of parties seeking indemnification, the nature and amount of damages claimed by the party suing the indemnified party and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

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

During the nine months ended October 31, 2003 there were no conversions of notes payable. As of October 31, 2003 the carrying value of the convertible notes payable is as follows:

	Convertible notes payable	Convertible notes payable-related parties	Total
	(In thousands)
Face value of convertible notes payable	$10,450	$10,000	$20,450
Unamortized discount resulting from warrants issued to noteholders	(1,189)	(955)	(2,144)
Unamortized discount resulting from beneficial conversion feature	(3,687)	(3,869)	(7,556)

Carrying value of convertible notes payable	$5,574	$5,176	$10,750

•	The net carrying values of the convertible notes payable and convertible notes payable – related parties were $5.6 million and $5.2 million respectively as of October 31, 2003. The convertible notes payable instruments are not publicly traded. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock. Therefore, the Company estimates the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As of October 31, 2003, the convertible notes payable long-term, face value of $10.5 million were convertible (using the conversion price of $3.99 then in effect) into 2,619,047 shares of the Company’s common stock. The closing price of the Company’s common stock on October 31, 2003 was $8.06 as quoted on Nasdaq. If converted, the total fair value of these shares at the closing price would have been $21.1 million. The convertible notes payable-related parties long-term, face value of $10.0 million, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at October 31, 2003. If converted, the total fair value of these shares at the closing price would have been $20.2 million.

•	Interest expense and other for the nine months ended October 31, 2003 includes 7% coupon interest expense of $549,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $290,000; and amortization of the discount pertaining to the value of beneficial conversion of $1,019,000.

•	Interest expense and other-related parties for the nine months ended October 31, 2003 includes 7% coupon interest of $525,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $277,000; and amortization of the discount pertaining to the value of beneficial conversion of $979,000.

•	Amortization of debt issuance expenses was $211,000 for the nine months ended October 31, 2003.

•	Amortization of non-cash debt issuance expenses was $33,000 the nine months ended October 31, 2003.

•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable-related parties was $567,000 for the nine months ended October 31, 2003.

•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $1,999,000 for the nine months ended October 31, 2003.

On August 15, 2003, the Company paid approximately $716,000 of coupon interest to holders of its 7% Convertible Senior Notes due August 15, 2006. The Company paid $350,000 to related party noteholders and $365,750 to non-related party noteholders.

Assuming there are no conversions, 7% coupon interest for the outstanding noteholders is paid semi-annually with the next payment of $350,000 for convertible notes payable – related parties and $366,000 for convertible notes payable scheduled to be paid on February 15, 2004.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, TiVo’s officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to the Company’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. TiVo’s board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. The case is currently scheduled for trial in March 2004. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation which may become material, and, if Sony were to lose this lawsuit, the Company’s business could be harmed.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2003, the Company has not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

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

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of October 31, 2003:

	Accrual balance at January 31, 2003	Total cash payments for the nine months ended October 31, 2003	Accrual balance at October 31, 2003
	(In thousands)
TiVo, Alviso, CA facility lease expenses	$3,640	$(773)	$2,867
TiVo, Berkshire, United Kingdom facility lease expenses	367	(84)	283

Total	$4,007	$(857)	$3,150

Of the total accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities, $2.2 million is included in deferred rent and other long-term liabilities and $991,000 is included in accrued liabilities in the accompanying condensed consolidated balance sheet at October 31, 2003.

Future minimum operating lease payments as of October 31, 2003, are as follows:

Fiscal Year Ending	Facilities Leases
(In thousands)
January 31, 2004	$789
January 31, 2005	3,188
January 31, 2006	3,271
January 31, 2007	3,288
January 31, 2007	273

Total	$10,809

7.	SILICON VALLEY BANK LINE OF CREDIT

On July 17, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to it a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2 million). The line of credit is secured by a first priority security interest on all of the Company’s assets except for its intellectual property. The Company is required to maintain at least $2 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintains certain financial ratios. At October 31, 2003 the Company was in compliance with these covenants. The line of credit terminates and any and all borrowings are due on June 30, 2004, but it may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed. At October 31, 2003 there was $6.0 million in borrowings outstanding on the line of credit with an interest rate of 5.07%.

8.	DIRECTV AMENDMENTS

During the quarter ended October 31, 2003, the Company entered into the following two agreements with DIRECTV: The Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003 and Amendment No. 1 to the Services Agreement, dated as of October 3, 2003. Both amendments revise provisions relating to, among other things, the amount, timing and duration of revenue share payments made by the Company to DIRECTV for each subscription from integrated DIRECTV satellite receivers with TiVo service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TiVo is a leading provider of television services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service provides consumers with an easy way to record, watch, and control television. The TiVo service also offers service providers, advertisers, content creators and television networks a new platform for promotions, content delivery and audience research. As of October 31, 2003, we had over 1 million subscriptions to the TiVo service.

We currently derive revenues from three sources:

•	TiVo service revenues. Consumers subscribe directly to the TiVo service, paying us either $12.95 monthly or a one-time “product lifetime” fee of $299. In addition, DIRECTV pays fees in order to offer the TiVo service to its 12 million satellite TV subscribers. Finally, service revenues also include fees for premium services, audience research, advertising and promotions. For the nine months ended October 31, 2003, service revenues were 41% of our total revenues, or $42.5 million.

•	Technology revenues. We hold an extensive portfolio of patents that enables us to offer DVR software, hardware and service solutions to customers like SONY, Toshiba, Pioneer and DIRECTV. In the nine months ended October 31, 2003, we derived 13% of our revenues, or $13.7 million, from licensing and engineering professional services.

•	DVR hardware revenues. We engage a contract manufacturer to build TiVo Series2 DVRs, which we sell directly to consumers and retailers such as Best Buy and Circuit City. We distribute these DVRs solely to enable our service revenues and, as a result, do not intend to generate significant gross profits from hardware. We do not recognize hardware revenues related to the sale of TiVo-enabled DVRs built and distributed by other manufacturers such as Toshiba, Sony, Hughes, Philips, Samsung and Pioneer. In the nine months ended October 31, 2003, we derived 46% of our revenues, or $47.3 million, from hardware sales.

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. We conduct our operations through one reportable segment.

We continue to be subject to a number of risks, including the dependence on third parties for manufacturing, marketing and sales support; the uncertainty of the market for digital video recorders; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability and positive cash flow. Additionally, we operate in an emerging industry and face significant competition. Our success is dependent upon the market’s acceptance of the TiVo service and the DVRs that enable the TiVo service. To date, we have recognized limited revenue, have incurred significant losses and have had substantial negative cash flow. During the nine months ended October 31, 2003, we had net losses of $19.7 million. As of October 31, 2003, we had an accumulated deficit of $564.9 million. We believe that our cash and cash equivalents, together with funds generated from operations, will be sufficient to fund our operations, capital expenditures and working capital needs through the next twelve months.

Sources of Revenues

Our revenues for the three and nine months ended October 31, 2003 and 2002, respectively, as a percentage of total revenues were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues
Service Revenues	34%	35%	41%	36%
Technology Revenues	14%	9%	13%	24%
Hardware Revenues	52%	56%	46%	40%

Revenues from advertising and research services included in service revenues were not material during these periods. For the three months ended October 31, 2003 one customer generated $2.4 million of technology revenues and another customer generated $11.2 million of hardware revenues that accounted for 5% and 24% of total revenues, respectively. For the nine months ended October 31, 2003 a different customer generated $4.9 million of technology revenues and another customer generated $18.4 million of hardware revenues that accounted for 5% and 18% of total revenues, respectively. Of the total service revenues and technology revenues for the three and nine months ended October 31, 2003, $7.3 million and $15.7 million, respectively, were generated from related parties.

For the three and nine months ended October 31, 2002 one customer generated $828,000 and $12.6 million of technology revenues that accounted for 3% and 16%, respectively, of total revenues. Also for the three and nine months ended October 31, 2002, another customer generated $7.0 million and $16.8 million of hardware revenues that accounted for 24% and 22% of total revenues, respectively. For the three and nine months ended October 31, 2002, $2.3 million and $18.2 million of the technology revenues were generated from related parties.

Our relationship with DIRECTV generates service revenues from two different sources. First, DIRECTV pays us recurring per household fees for access to the technology that enables it to deliver TiVo services to its customers. These fees vary depending on the acquisition and service costs TiVo incurs. Because DIRECTV owes these fees on a per household basis, we receive only one fee from DIRECTV for those households with more than one DIRECTV DVR with TiVo subscription. Second, we continue to recognize revenue from those DIRECTV customers who purchased the product lifetime subscription option when it was available.

The total recognized service revenue from these two sources for the month of October was an average of approximately $2.00 per Service Provider Subscription. We expect this average to decline in the future as a) the mix of DIRECTV subscriptions shifts to those for which we incur lower costs and for which DIRECTV pays us a lower fee and b) subscription revenue on product lifetime subscriptions reaches the end of its four-year recognition period.

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

Subscription Growth

Below is a table that details the growth in the subscription base during the past eight quarters. The TiVo service Subscriptions lines refer to standalone TiVo DVRs and products with the TiVo Basic service that have upgraded to the TiVo service, including those manufactured by TiVo, Sony, Pioneer, Toshiba, Philips and others. The Service Provider Subscriptions line items refer to subscriptions from integrated DIRECTV satellite receivers with TiVo. Additionally, we provide a breakdown of the percent of TiVo service Subscriptions (excluding integrated DIRECTV DVRs) for which we are paid a recurring monthly or annual fee. For households with multiple DVRs, we count each DVR as a subscription. A “subscription” is a DVR or product for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. DVRs with the TiVo Basic service that do not upgrade to the TiVo service are not included in our subscription totals.

	Three Months Ended
(Subscriptions in thousands)	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003	Jul 31, 2003	Oct 31, 2003
TiVo Service Subscriptions Net Additions	40	24	21	30	75	37	34	59
Service Provider Subscriptions Net Additions	60	18	21	16	39	42	56	150

Total Subscriptions Net Additions	100	42	42	46	114	79	90	209

TiVo Service Cumulative Subscriptions	246	270	291	321	396	433	467	526
Service Provider Cumulative Subscriptions	134	152	173	189	228	270	326	476

Total Cumulative Subscriptions	380	422	464	510	624	703	793	1,002

% of TiVo Service Cumulative Subscriptions paying recurring fees	41%	34%	33%	30%	34%	34%	34%	35%

During the three months ended October 31, 2003, we activated approximately 209,000 net new subscriptions to the TiVo service, bringing the total installed subscription base to over one million as of October 31, 2003, approximately 96% greater than the installed base as of October 31, 2002. TiVo added approximately 59,000 net new TiVo Service subscriptions in the quarter, nearly double the growth for the three months ended October 31, 2002. Consumer demand for TiVo Series2 DVR and DVD products was driven by broad availability and strong support in the retail channel, a $50 rebate program that began in September 2003, and increased consumer awareness of TiVo. We intend to generate continued TiVo service subscription growth through managing our relationships with leading retailers like Best Buy, Circuit City and others. These relationships increase the supply of TiVo-enabled DVRs and provide marketing and distribution support, allowing us to increase subscriptions.

TiVo added approximately 150,000 net new subscriptions through DIRECTV during the three months ended October 31, 2003, which is growth of nearly 10 times the number of new DIRECTV subscriptions added in the quarter ending October 31, 2002. DIRECTV has increased its focus in driving demand for DIRECTV with TiVo, including increased marketing investment directed at existing DIRECTV customers.

We intend to continue to generate significant subscription growth through relationships similar to our agreements with DIRECTV and our agreements with consumer electronics manufacturers such as Sony, Pioneer, Toshiba and others pursuant to which these third parties manufacture, market and distribute TiVo-enabled platforms through their own distribution and marketing networks. We intend to continue to invest limited amounts in general sales and marketing expenditures to support subscription growth.

In May 2003, we announced a new introductory service level called TiVo Basic. TiVo Basic service offers consumers limited DVR functionality such as pausing live TV, recording from a guide with 3 days of program guide data and manual repeat recording by time and date. TiVo Basic service does not include a number of popular TiVo service features, such as Season Pass™, WishList™ and Search by Title or premium services such as Home Media Option. Products shipped with TiVo Basic can be upgraded to the full TiVo service at any time. The first products from our licensees to include the TiVo

Basic service are available in retail stores for the 2003 holiday shopping season. TiVo Basic also includes a 45-day free trial of the TiVo service.

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

Lifetime Subscriptions

TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the estimate of the useful life of the digital video recorder. If the useful life of the recorder was shorter or longer than the estimated four-year period, revenues would be recognized earlier or later, respectively, than our current policy. Additionally, if the lifetime subscriptions use the DVR for longer than anticipated, we will incur cost without a corresponding revenue stream and therefore will be required to fund ongoing cost of service for other sources. Our product is still relatively new and as more user information is gathered, this estimated life could be revised.

Engineering Professional Services

Technology revenues for engineering professional services that are essential to the functionality of the software or involve significant customization or modification, are generally recognized using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, since we believe we are able to make reasonably dependable estimates of the extent of progress toward completion. We measure progress toward completion based on the ratio of costs incurred to total estimated costs, an input method. We believe we are able to reasonably estimate, track progess and project the remaining effort to completion. Had different cost estimates been used, or different methods of measuring progress to completion, our revenues and expenses during the period may have been materially different.

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

We also recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in connection with arrangements consisting of technology software licenses, engineering professional services, TiVo Basic service and maintenance for the term of the contract. Contract accounting is applied to these arrangements due to significant customization of the software in the form of engineering professional services. There is no objective fair value of the basic DVR service or the maintenance since maintenance is included in the term of the contract with no quoted renewal rates or is mandatory in order to continue to manufacture the product. However we can estimate that no loss will be incurred under these contracts. Therefore, we apply contract accounting by recognizing revenue to the extent of contract costs until the engineering customization services are complete. In accordance with SOP 81-1 paragraph 25(c), we use a zero estimate of profit because “estimating the final outcome may be impractical except to assure that no loss will be incurred.” The remainder of the revenue and any profit will be recognized on a straight-line basis over the period that the maintenance and basic DVR service, if applicable, are delivered. Amounts received prior to the recognition of revenue will be deferred. To date we have agreements with these arrangements with Toshiba Corporation, Toshiba Semiconductor and Pioneer Corporation.

Consumer Rebates

In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, we recorded an estimated potential liability for our consumer rebate program that is consistent with rebate rates experienced by us in similar rebate programs. The consumer rebates are recognized as “rebates, revenue share and other payments to channel” in our condensed consolidated financial statements.

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

Contingent Liabilities

TiVo is involved in numerous lawsuits in the ordinary course of its business. We assess potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We accrue an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2003, we have not accrued a liability for any of the lawsuits filed against us as the conditions for accrual have not been met.

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

Results of Operations

Service Revenues. Service revenues consist of fees from consumer subscriptions, premium services, advertising, service providers and others. Service revenues for the three and nine month periods ended October 31, 2003 were $16.0 million and $42.5 million, a 57% and 52% increase, respectively, from the related prior year periods; and is primarily due to the growth in our subscription base. For example, during the three months ended October 31, 2003 we activated four and half times the number of subscriptions as we did in the same time last year. The majority of subscription growth was a result of increased DIRECTV subscriptions that added approximately 150,000 net additional subscriptions during the quarter ended October 31, 2003. Other service revenues include advertising revenue from consumer companies and media networks that have provided content on the TiVo service and from our audience measurement research customers. Revenues from advertising and research services included in service revenues although increasing were not material during these periods.

Technology Revenues. Technology revenues consist of licensing and engineering professional services fees paid by consumer electronics companies and service providers. Technology revenues for the three months ended October 31, 2003 were $6.7 million or over two and half times greater than the three months ended October 31, 2002. Technology revenues for the nine months ended October 31, 2003 were $13.7 million or a decrease of 26% from the same period last year. For the three months ended October 31, 2003 we recognized $2.9 million of licensing and engineering professional services revenue with no corresponding costs from two customers due to the one-time recognition of revenues for two projects. We completed the requirements and have no further obligations under these agreements. Because we recognize technology revenues as we complete obligations under agreements, we have experienced and are likely to continue to experience an uneven pattern of quarterly revenue and revenue growth.

to recognize revenue from technology licenses and engineering professional services agreements in the fiscal year ending January 31, 2004.

Hardware Revenues. Hardware revenues consist of fees received for the sale of DVRs both directly to consumers and to leading retailers. Hardware revenues for the three months ended October 31, 2003 were $24.5 million, a 51% increase as compared to prior year period. Similarly, hardware revenues for the nine months ended October 31, 2003 were $47.3 million, 52% greater then the prior year period due to increased volume of DVRs sold to retailers and consumers in fiscal year 2004. While hardware revenues are primarily driven by demand from consumers and retailers, the timing of sales to the channel as retailers increase their seasonal inventories also contributes to quarterly hardware revenues.

Rebates, revenue share and other payments to channel. In accordance with EITF 01-09, the revenue share and subsidy payments made to customers are presumed to be a reduction of the selling prices of our products or services and, therefore, are characterized as a reduction of revenues when recognized on our statement of operations. Rebates, revenue share and other payments to channel decreased for the three months ended October 31, 2003 as compared to the respective prior year period. The largest component of this decrease was related party subsidy expense which decreased by $366,000 due to lower manufacturing volume during the three months ended October 31, 2003. For the nine month period ended October 31, 2003 the payments increased compared to the prior year period due to additional revenue share and market development funds paid to retailers.

Cost of service and technology revenues. Costs of service and technology revenues consist primarily of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Additional expenses included are telecommunication and network expenses, employee salaries, call center and other expenses related to providing the TiVo service. Expenses associated with engineering professional services were $4.5 million and $11.1 million for the three and nine months ended October 31, 2003 compared to $1.4 and $5.9 million for the three and nine months ended October 31, 2002. For the three and nine months ended October 31, 2003, telecommunications and network expense decreased respectively by 1% and 35% from the related prior year periods. This decrease was a result of continued reduction of the service cost per subscription including using satellite transmission of the TiVo service for subscriptions using the DIRECTV Receiver with TiVo. We expect to continue to control spending in our broadcast and customer service operations, resulting in further reductions in our per subscription cost of revenue.

Cost of hardware revenues. Costs of hardware revenues include all product costs and direct costs associated with the Series2 platforms, including manufacturing-related overhead and personnel expenses, warranty expenses, certain licensing expenses, and order fulfillment expenses such as shipping costs. Cost of hardware revenues are driven by a variety of factors related to inventory and channel management. For the three and nine months ended October 31, 2003, cost of hardware revenues of $25.4 million and $48.1 million, increased 63% and 57%, respectively, as compared to the respective prior periods. Cost of hardware revenues for the three and nine months ended October 31, 2003 were higher than the corresponding year periods due to higher volume of manufactured DVRs and related licensing expenses of approximately $640,000 for both periods in fiscal year 2004. We expect the costs per unit to reduce over time as the cost of manufacturing the DVRs decreases.

Research and development expenses. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees. Research and development expenses for the three and nine months ended October 31, 2003 were $5.4 million and $16.7 million, 11% and 16% higher respectively than the year ago periods due to increased salary expenses related to an increase in engineering headcount of 11 and 35 employees, respectively. As a percentage of net revenues, research and development expenses were 13% and 17% for three and nine months ended October 31, 2003, respectively.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Sales and marketing expenses for the three and nine months ended October 31, 2003 were $3.5 million and $8.3 million, 73% higher and 47% lower respectively than sales and marketing expenses for the corresponding fiscal year 2003 periods. Sales and marketing expenses as a percentage of net revenues for the three and nine months ended October 31, 2003 were 8% and 8% respectively. The largest component of the three-month increase was programming production video expenses that increased by approximately $930,000 as compared to the corresponding year period. The largest contributor to the nine-month reduction of sales and marketing expenses was non-related party subsidy expense that decreased $3.8 million from the year ago period. This marketing commitment ended prior to the three months ended April 30, 2003. Additionally, for the nine months ended October 31, 2003 as compared to the prior year, partner co-marketing and advertising expenses decreased by $2.3 million and $398,000, respectively, due to decreased activity.

Sales and marketing—related parties expenses consists of cash and non-cash charges related primarily to agreements with parties that held stock in us. Sales and marketing—related parties expenses for the three and nine months ended October 31, 2003 were $2.2 million and $5.9 million, 6% and 79% lower than sales and marketing—related parties expenses in the corresponding fiscal year 2003 periods. Sales and marketing—related parties expenses for the three and nine months ended October 31, 2003, consisted of cash charges of $1.7 million and $4.3 million and non-cash charges of $408,000 and $1.6 million, respectively. Sales and marketing—related parties expenses for the same periods in the prior fiscal year consisted of cash charges of $1.6 million and $15.1 million and non-cash charges of $611,000 and $13.5 million, respectively.

The cash portion of sales and marketing—related parties expenses was comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Maxtor, formerly known as Quantum, and DIRECTV. Also included were media insertion orders paid to NBC. During the nine months ended October 31, 2003 revenue share and subsidy expense decreased by 36% and 83%, or $2.0 million and $3.8 million, respectively, compared to the corresponding fiscal year 2003 period. These decreases are a result of renegotiated contracts with DIRECTV and lower manufacturing volumes by related party consumer electronic manufacturers. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL and DIRECTV. We amortize the prepaid marketing expense on a straight-line basis over the period that the services are provided. Approximately 41% of the total sales and marketing—related parties expense for the nine months ended October 31, 2002, or $11.6 million, was non-cash expense related to the amortization of the prepaid marketing expense from the June 2000 Investment Agreement with AOL, which was terminated in April 2002.

General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs and professional fees. General and administrative expenses for the three and nine months ended October 31, 2003 were $3.9 million and $11.8 million, 5% and 6% increases respectively from the prior year periods primarily due to increased legal expenses of $2.4 million for ongoing and settled lawsuits. As a percentage of net revenues, general and administrative expenses were 9% and 12% for the three and nine months ended October 31, 2003.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the three and nine months ended October 31, 2003 increased by $44,000 and decreased by $4.0 million, respectively. The three-month increase was a result of interest income earned on larger cash balances during the three months ended October 31, 2003. The nine-month decrease was a result of a receipt of a one time payment of $3.9 million in interest earned on the restricted cash from the agreement with AOL that was released from the escrow account to us in April 2002.

Interest expense and other. As shown in the following table, interest expense and other for the three and nine months ended October 31, 2003 includes coupon interest expense of $203,000 and $575,000, respectively, related to the convertible notes. Additionally $947,000 and $2.8 million for the same periods are attributable to the amortization of debt discount and issuance costs related to the convertible notes. Of the total interest expense and other, $175,000 and $525,000 were related to interest expense – related parties for the three and nine months ended October 31, 2003 for the coupon interest expense on the convertible notes. For the three and nine months ended October 31, 2002, interest expense and other was $2.6 million and $6.6 million respectively. This includes the coupon interest expense of $512,000 and $1.5 million on the convertible notes and the amortization of the value assigned to the Comdisco warrant for interest expense of $2,000 and $15,000, for the three and nine months ended October 31, 2002, respectively. Additionally, $1.8 million and $3.9 million was attributable to the amortization of interest expense related to the debt issuance costs for the convertible notes for the three and nine months ended October 31, 2002, respectively. Of the total interest expense and other, $319,000 and $1.1 million was related to interest expense – related parties for the three and nine months ended October 31, 2002. This includes $54,000 and $299,000 for interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(In thousands)
Cash interest expense	$203	$514	$575	$1,552
Cash interest expense – related parties	175	319	525	1,089

Total cash interest expense	378	833	1,100	2,641

Total non-cash interest expense and other	952	1,776	2,815	3,925

Total interest expense and other	$1,330	$2,609	$3,915	$6,566

Provision for income taxes. Income tax expense is primarily due to franchise taxes paid to various states and foreign withholding taxes.

Series A convertible preferred stock dividend. Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. Pursuant to the terms of the Funds Release Agreement dated April 29, 2002, AOL waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002. On April 30, 2002, we repurchased 1.6 million shares of our Series A convertible preferred stock. On September 13, 2002, the remaining 1,111,861 outstanding shares of Series A convertible preferred stock were converted into an equal number of shares of our common stock. The dividends payable for the nine months ended October 31, 2003 were therefore zero compared to $220,000 for the nine months ended October 31, 2002.

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

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended October 31, 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

		Three Months Ended
	Jan 31, 2002	Apr 30, 2002	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003	Jul 31, 2003	Oct 31, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$6,753	$8,216	$9,510	$10,185	$11,350	$12,702	$13,757	$16,018
Technology revenues	—	1,644	14,344	2,556	2,365	3,366	3,649	6,656
Hardware revenues	—	3,780	11,109	16,220	14,511	14,809	8,057	24,479
Rebates, revenue share and other payments to channel	—	(600)	—	(3,968)	(5,212)	(2,357)	1,209	(3,897)

Net revenues	6,753	13,040	34,963	24,993	23,014	28,520	26,672	43,256
Costs of Revenues
Cost of service revenues	4,822	4,161	4,387	3,852	4,719	4,174	3,909	4,370
Cost of technology revenues	—	1,292	3,189	1,442	2,110	3,629	3,020	4,464
Cost of hardware revenues	—	3,665	11,346	15,588	14,048	14,178	8,558	25,413

Total costs of revenues	4,822	9,118	18,922	20,882	20,877	21,981	15,487	34,247

Gross margin	1,931	3,922	16,041	4,111	2,137	6,539	11,185	9,009
Operating Expenses
Research and development	5,874	5,002	4,518	4,875	6,319	5,472	5,789	5,432
Sales and marketing	2,770	7,855	5,608	2,050	2,116	2,126	2,593	3,549
Sales and marketing—related parties	24,959	22,922	3,434	2,283	1,849	1,873	1,909	2,155
General and administrative	4,587	3,759	3,589	3,752	3,365	3,778	4,061	3,949

Loss from operations	(36,259)	(35,616)	(1,108)	(8,849)	(11,512)	(6,710)	(3,167)	(6,076)
Interest income	101	4,099	146	89	149	114	116	133
Interest expense and other	(4,465)	(1,580)	(1,607)	(2,293)	(20,744)	(1,099)	(1,136)	(1,155)
Interest expense—related parties	(531)	(412)	(358)	(316)	(259)	(175)	(175)	(175)

Loss before income taxes	(41,154)	(33,509)	(2,927)	(11,369)	(32,366)	(7,870)	(4,362)	(7,273)

Provision for income taxes	—	—	(111)	(150)	(164)	(12)	(25)	(115)

Net loss	(41,154)	(33,509)	(3,038)	(11,519)	(32,530)	(7,882)	(4,387)	(7,388)
Less: Series A redeemable convertible preferred stock dividend	(428)	(220)	—	—	—	—	—	—
Less: Accretion to redemption value of convertible preferred Stock	—	(1,445)	—	—	—	—	—	—

Net loss attributable to common stockholders	$(41,582)	$(35,174)	$(3,038)	$(11,519)	$(32,530)	$(7,882)	$(4,387)	$(7,388)

Net loss per share

Basic and diluted	$(0.92)	$(0.74)	$(0.06)	$(0.23)	$(0.56)	$(0.12)	$(0.07)	$(0.11)

Weighted average shares	45,276	47,344	47,994	51,041	58,496	64,021	65,834	68,226

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

Liquidity and Capital Resources

From inception through October 31, 2003, we have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities, including the proceeds from our initial public offering, the August 2001 private placement of convertible debt with warrants and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering professional services customers, and hardware customers. On October 31, 2003, we had $61.8 million of cash and cash equivalents. We believe these funds and funds generated from future revenue represent sufficient resources to fund operations, capital expenditures and working capital needs through the next twelve months.

Impact of changes to our business model. Over the past few years we have significantly changed our business to reduce emphasis on deployment and focus on accelerating our progress towards profitability. There were three components to this change:

•	First, we significantly reduced the subsidies we agreed to pay to consumer electronics manufacturers to distribute TiVo-enabled platforms. This has lead to a significant reduction in our sales and marketing expenses. Our sales and marketing expenses for the nine months ended October 31, 2003 were $14.2 million, compared to $44.2 million during the nine months ended October 31, 2002.

•	Second, we modified our agreements with DIRECTV so that DIRECTV took on the responsibility for customer acquisition, customer support, and service pricing for subscriptions to the TiVo service through DIRECTV. We restructured our relationship so that DIRECTV pays us per-household monthly fees for the right to provide their customers with TiVo services. We expect the change in this relationship to continue to increase growth in subscriptions to TiVo-enabled services and thus enable us to accelerate development of our advertising and audience measurement research revenue streams. Although reported revenues and gross profit from each DIRECTV subscription have decreased relative to past periods, cost of service revenues and subscription acquisition costs per new subscription have also decreased.

•	Third, we have focused on selling technology licenses and engineering professional services, which generates cash, and, through our relationships with licensees and engineering professional services customers, may increase deployment of TiVo-enabled products or other streams of revenue. This has lead to the recognition of $13.7 million of technology revenues in the nine months ended October 31, 2003.

The combination of these factors and the growing base of recurring revenues from our subscriptions significantly reduced our net cash used in operating activities during the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002.

Statement of Cash Flows Discussion

Net cash used in operating activities was $20.8 million for the nine months ended October 31, 2003. During this period, we continued to provide the TiVo service, incurring a net loss of $19.7 million. Uses of cash from operating activities included an increase in accounts receivable of $12.9 million, a decrease in deferred revenue-related parties of $4.8 million, an increase in inventories of $2.7 million, a decrease in accrued liabilities-related parties of $1.8 million, a decrease in accrued liabilities of $1.7 million and a decrease in other long-term liabilities of $904,000. Sources of cash provided by operating activities consisted of an increase in deferred revenue of $6.4 million, an increase in accounts payable of $6.1 million, and an increase in long-term deferred revenue of $1.6 million and a decrease in prepaid expenses-related parties, long term of $1.1 million.

Cash from deferred revenues has increased because we sell lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net cash used in investing activities for the nine months ended October 31, 2003 was $1.6 million for the acquisition of property and equipment.

Net cash provided by financing activities was $40.0 million for the nine months ended October 31, 2003. We obtained $26.6 million in cash, less cash financing expense of $500,000, from the issuance of common stock. Additionally, we obtained $6.2 million from the issuance of common stock for stock options exercised, $6.0 million in borrowings under our bank line of credit, and $1.7 million from the issuance of common stock through our employee stock purchase plan.

Financing agreements

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock and warrants. Depending upon market conditions, we may issue securities under this or future shelf registration statements.

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

Operating Activities

On July 17, 2003, we entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to us a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2 million). The line of credit is secured by a first priority security interest on all of our assets except for our intellectual property. We are required to maintain at least $2 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At October 31, 2003, we were in compliance with these covenants and we had incurred borrowings of $6.0 million on the credit line. The line of credit terminates and any and all borrowings are due on June 30, 2004, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

We have agreed to share a substantial portion of our subscription and other fees with some of our customers, consumer electronics manufacturers and retailers in order to promote the TiVo service and encourage the manufacture and distribution of the DVRs that enable the TiVo service. These agreements may require us to share substantial portions of the subscription and other fees attributable to the same subscription with multiple parties. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of digital video recorders and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations. Expenses paid in exchange for marketing services to our consumer electronics manufacturers who are also stockholders are recognized as “sales and marketing—related parties expenses.” Expenses paid in exchange for marketing services to our consumer electronics manufacturers that are not our stockholders are recognized as “sales and marketing expenses.” Expenses paid in exchange for marketing services to our customers are recognized as a reduction of revenue as “rebates, revenue share and other payments to channel”.

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

Additionally, a substantial portion of our contractual cash obligations come from our convertible notes due in 2006. Based principally on the temporary reduction in the conversion price of the convertible notes in the fourth quarter of fiscal year 2003, approximately $23 million principal amount of the convertible notes were converted into equity during the fiscal year ended January 31, 2003, reducing our cash interest payment obligations and the principal amount due upon maturity of these notes.

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

Our future capital requirements will depend on a variety of factors, including market acceptance of the digital video recorder and the TiVo service, the resources we devote to developing, marketing, selling and supporting our products and other factors. We expect to devote substantial capital resources:

•	to develop new or enhance existing services or products;

•	to continue support of our current and new customers;

•	to expand our engineering professional services business;

•	to manufacture the Series2 TiVo-enabled DVRs; and

•	for general corporate purposes.

We have commitments for future lease payments under facilities operating leases of $10.8 million as of October 31, 2003.

As of October 31, 2003, we had contractual obligations to make the following cash payments:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Operating leases	$10,809	$3,181	$7,628	$—	—
Repayment of Bank line of credit	6,000	6,000	—	—	—
Long-term convertible notes payable at face value	20,450	—	20,450	—	—
Coupon interest on long-term convertible notes payable	4,295	1,432	2,863	—	—

Total contractual cash obligations	$41,554	$10,613	$30,941	$—	$—

Other commercial commitments as of October 31, 2003, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

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

We have recognized limited revenue, have incurred significant net losses and have had substantial negative cash flow. During the nine months ended October 31, 2003 our net loss attributable to common stockholders was $19.7 million. As of October 31, 2003, we had an accumulated deficit of $564.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997 and we have been providing subscription services only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. To date, only a limited number of DVRs have been sold and we have obtained only a limited number of subscriptions to the TiVo service.

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

Many consumers are not aware of the benefits of our products. DVR products and services represent a relatively new consumer electronics category. Retailers, consumers and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo service since 1999 and many consumers are not aware of its benefits and therefore, may not value the TiVo service and products that enable the TiVo service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we will need to continue to reduce our costs and lower the price of our DVR. The availability of competing services that do not require subscription fees will harm our ability to effectively attract and retain subscriptions. In addition, DVRs that enable the TiVo service can be used to pause, rewind and fast-forward through live shows without an active subscription to the TiVo service. If a significant number of purchasers of the TiVo-enabled DVRs use these devices without subscribing to the TiVo service or cancel their existing subscriptions, our revenue growth will decline and we may not achieve profitability.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view and video on demand. See “We face intense competition from a number of sources, which may impair our revenues and ability to generate subscriptions.”

We compete with digital cable and satellite DVRs. Cable and satellite service providers are accelerating deployment of integrated cable and satellite receivers with DVRs that bundle basic DVR services with other digital services and do not require the customer to purchase hardware.

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

It is expensive to establish a strong brand. We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the digital video recorder market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscriptions or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscriptions and effectively compete in the digital video recorder market.

We rely on our customers and consumer electronics manufacturers to market and distribute our products and services. In addition to our own efforts, our customers and consumer electronics manufacturers distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets and brand images to promote and support DVRs and the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support DVRs and other devices that enable the TiVo service. We also expect to rely on DIRECTV and other partners to provide marketing support for the TiVo service. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract subscriptions to the TiVo service will be limited.

We face intense competition from a number of sources, which may impair our revenues and ability to generate subscriptions.

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

In April 2003, General Motors announced that it had agreed to split off Hughes Electronics Corporation, the parent company of DIRECTV and simultaneously sell its 19.9% economic interest in Hughes to News Corp. Pursuant to this agreement, News Corp. would also acquire an additional 34% of the split-off entity from stockholders. The Staff of the Federal Communications Commission recently recommended that the Commission approve the transaction, subject to certain conditions.

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

We have agreed to share a substantial portion of our subscription and other fees with some of our customers and consumer electronics manufacturing companies in exchange for manufacturing, distribution and marketing support, and discounts on key components for DVRs. Under these agreements, we may be required to share substantial portions of the subscription and other fees attributable to the same subscription with multiple companies. These agreements also require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of digital video recorders and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

In addition, we face the following risks in relying on these third parties:

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs that enable the TiVo service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics manufacturers to manufacture and distribute DVRs that enable the TiVo service. However, we have no minimum volume commitments from any manufacturer. The ability of our consumer electronics manufacturers to reach sufficient production volume of DVRs to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the DVRs that enable the TiVo service. Delays, product shortages, and other problems could impair the retail distribution and brand image and make it difficult for us to attract subscriptions. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of DVRs in the future, we may be unable to establish additional relationships on acceptable terms.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these lifetime subscriptions use the DVR for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources.

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

The growth in our subscription base has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

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

Any inability of our systems to accommodate our expected subscription growth may cause service interruptions or delay our introduction of new services. We internally developed many of the systems we use to provide the TiVo service and perform other processing functions. The ability of these systems to scale as we rapidly add new subscriptions is unproven. We must continually improve these systems to accommodate subscription growth and add features and functionality to the TiVo service. Our inability to add software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services.

We will need to provide acceptable customer support, and any inability to do so would harm our brand and ability to generate and retain new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the DVR and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo service and DVR will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.

We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our billing and reporting. To manage the expected growth of our operations, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we replaced our accounting and billing system at the beginning of August 2000. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely impact our relationships with our customers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could also result in errors in our financial and other reporting.

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

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers to develop products and services in these areas. We may not be able to effectively work with these parties to develop products that generate revenues that are sufficient to justify their costs. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions and strategic partners will seriously harm our ability to support new services and develop new revenue streams.

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

If we are unable to introduce new products or services, or if our new products and services are unsuccessful, the growth in our subscription base and revenues may suffer.

To attract and retain subscriptions and generate revenues, we must continue to add functionality and content and introduce products and services which embody new technologies and, in some instances, new industry standards. This challenge will require hardware and software improvements, as well as new collaborations with programmers, advertisers, network operators, hardware manufacturers and other strategic partners. These activities require significant time and resources and may require us to develop and promote new ways of generating revenue with established companies in the television industry. These companies include television advertisers, cable and satellite network operators, electronic commerce companies and consumer electronics manufacturers. In each of these examples, a small number of large companies dominate a major portion of the market and may be reluctant to work with us to develop new products and services for digital video recorders. If we are unable to further develop and improve the TiVo service or expand our operations in a cost-effective or timely manner, our ability to attract and retain customers and generate revenue will suffer.

Product defects, system failures or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers.

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

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers, including the TiVo defendants, was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

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

Legislation, laws or regulations that govern the television industry, the delivery of programming and the collection of viewing information from subscriptions could expose us to legal action if we fail to comply or could require us to change our business.

The delivery of television programming and the collection of viewing information from subscriptions via the TiVo service and a DVR represents a new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded to apply to the TiVo service, which could adversely affect our business. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

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

We need to safeguard the security and privacy of our subscriptions’ confidential data, and any inability to do so may harm our reputation and brand and expose us to legal action.

The DVR collects and stores viewer preferences and other data that many of our customers consider confidential. Any compromise or breach of the encryption and other security measures that we use to protect this data could harm our reputation and expose us to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could compromise or breach the systems we use to protect our subscriptions’ confidential information. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches.

Uncertainty in the marketplace regarding the use of data from subscriptions could reduce demand for the TiVo service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo service and DVR. Currently, we gather anonymous information about our customers’ viewing choices while using the TiVo service, unless a customer affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual customer. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and our products and services. Changes in our privacy policy could reduce demand for the TiVo service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

Factors that may affect our quarterly operating results include:

•	demand for DVRs and the TiVo service;

•	the timing and introduction of new services and features on the TiVo service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic relationships;

•	entering into new or terminating existing strategic partnerships;

•	changes in the subsidy payments we make to certain strategic relationships;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our licensing agreements;

•	loss of subscriptions to the TiVo service; and

•	general economic conditions.

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

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for guarantees, restructuring charges and stock options, some of which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principals or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including with respect to the recognition of revenue from our lifetime subscriptions, our results of operations could be significantly impacted.

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

Several of our significant stockholders own a substantial number of our shares. As of October 31, 2003 AOL owned 6,726,890 shares of our common stock and presently exercisable warrants to purchase an additional 295,428 shares of our common stock. On October 31, 2003 AOL also held unvested warrants to purchase an aggregate of 5,207,806 shares of our common stock, which pursuant to their terms can never be exercisable. As of May 16, 2003 Hughes Electronics Corporation owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares. We have granted Hughes demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and Hughes may sell their shares in registered offerings pursuant to their registration rights, and AOL and Hughes may sell their shares in accordance with Rule 144 under the Securities Act.

In addition, in August 2001, we issued $51.8 million aggregate principal amount of our convertible senior notes due 2006, of which, as of October 31, 2003, there was $20.5 million in principal amount still outstanding. As of October 31, 2003, these notes were convertible into a maximum of 5,125,313 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of October 31, 2003. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of October 31, 2003, options to purchase a total of 13,045,274 shares were outstanding under our option and equity incentive plans, and there were 7,613,370 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

We may issue common stock to satisfy our current or future cash payment obligations or otherwise and as a result of such issuances, common stockholders may experience immediate dilution and our stock price may go down.

We amended our agreements with Thomson Multimedia and BSkyB in order to enable us to issue common stock to reduce or eliminate some of our cash payment obligations to them. As a result of these amendments, in July 2002, we issued 633,072 shares and 379,843 shares to BSkyB and Thomson Multimedia, respectively. Under our agreement with Thomson Multimedia, we can continue to satisfy future cash payment obligations, in part, in shares of common stock. We may negotiate similar amendments to our agreements with other customers in order to reduce our cash payment obligations in the future. In addition, we may choose to issue stock in lieu of paying cash for other purposes, including for the acquisition of technology, property or other businesses.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through December 5, 2003, our common stock has closed between $71.50 per share and $2.55 per share, closing at $6.48 on December 5, 2003. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding our anticipated financial results, revenues, subscriptions, use of funds and business plan. You can recognize forward-looking statements by use of the words “believes,” “anticipates,” “expects,” and words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors That May Affect Future Operating Results” and other risks detailed in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of this quarterly report.

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

The table below presents principal amounts and related weighted average interest rates as of October 31, 2003 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$61,807
Average interest rate	1.08%

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

IPO Litigation. We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in our initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

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

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 135 Commonwealth Drive, Menlo Park, California on August 6, 2003. Out of 64,917,946 shares of Common Stock (as of the record date of June 13, 2003) entitled to vote at the meeting 45,714,784 shares were present in person or by proxy.

The vote for nominated directors, to serve until the 2006 Annual Meeting of Stockholders, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
Randy Komisar	41,259,904	4,454,880
Michael Ramsay	45,157,458	557,326
Geoffrey Y. Yang	45,029,795	684,989

The results of voting on the ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2004, were as follows:

IN FAVOR	OPPOSED	ABSTAIN
45,607,035	88,837	18,912

ITEM 5.	OTHER INFORMATION

DIRECTV Agreements

During the quarter ended October 31, 2003, we entered into the following two agreements with DIRECTV: The Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003 and Amendment No. 1 to the Services Agreement, dated as of October 3, 2003. Both amendments revise provisions relating to, among other things, the amount, timing and duration of revenue share payments made by us to DIRECTV for each subscription from integrated DIRECTV satellite receivers with TiVo service.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

+ 10.2	Amendment No. 1 to the Services Agreement, dated as of October 3, 2003, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated December 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated December 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated December 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated December 15, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to portions of this exhibit.

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended October 31, 2003:

•	Current Report on Form 8-K on August 21, 2003, regarding furnishing press release of our earnings for the second quarter ended July 31, 2003.

•	Current Report on Form 8-K on August 26, 2003 regarding announcement of our earnings for the second quarter ended July 31, 2003.

Subsequent to October 31, 2003, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K on November 4, 2003, regarding announcement that we had surpassed the one million subscription milestone.

•	Current Report on Form 8-K on November 20, 2003, regarding furnishing press release of our earnings for the third quarter ended October 31, 2003.

•	Current Report on Form 8-K on November 20, 2003 regarding announcement of our earnings for the third quarter ended October 31, 2003.

Trademark Acknowledgments

Can’t Miss TV”, “Ipreview”, Jump logo, “Personal Video Recorder”, TiVo, TiVo (logo and character), “TiVo and Smile Design”, TiVo Central, TiVolution, “TiVoMatic”, and “What you want, when you want it” are registered trademarks of TiVo Inc.

“Active Preview”, “DIRECTIVO”, Home Media Option, Instant Replay logo, “Life’s too short for bad TV”, “Overtime Scheduler”, “Personal TV”, “Primetime Anytime”, “Season Pass”, “See it, want it, get it”, “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), TiVo Series2 (logo and text), “TiVo, TV Your Way”, TrickPlay”, and “WishList” are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 15, 2003	By:	/s/ Michael Ramsay

Michael Ramsay Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 15, 2003	By:	/s/ David H. Courtney

David H. Courtney Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration (Principal Financial and Accounting Officer)