Form 10-K
period 2004-01-31
TIVO INC
filed 2004-04-15
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 31, 2004

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

As of July 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq National Market System, was $481.6 million.

On April 1, 2004, the Registrant had 80,065,722 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

©2004 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

General Development of Business

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertising, content delivery, and audience research. The TiVo service requires a TiVo-enabled DVR that is available for as low as $99. Many currently available TiVo-enabled DVRs are broadband-enabled and offer customers the ability to enjoy home entertainment services such as digital music and photos. As of January 31, 2004, there were over 1.3 million subscriptions to the TiVo service.

We currently derive revenues from three sources:

•	TiVo service revenues. Consumers subscribe directly to the TiVo service, paying us either $12.95 per month or a one-time “product lifetime” fee of $299. In addition, DIRECTV pays recurring per-household monthly fees in order to offer the TiVo service to its satellite TV subscribers.

•	Technology revenues. We possess technology supported by a portfolio of patents that enables us to offer TiVo-enabled DVR software, hardware, and service solutions to customers like DIRECTV, Pioneer, Toshiba, Humax, and Sony.

•	DVR hardware revenues. We engage a contract manufacturer to build a number of the lower-end, less expensive TiVo-enabled DVRs. We do this to enable our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales.

We continue to be subject to a number of risks, including the uncertainty of market acceptance of the TiVo service and future profitability; competition; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against us; and our highly dependent relationship with DIRECTV. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. To date, we have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2004, we had net losses of ($32.0) million. As of January 31, 2004, we had an accumulated deficit of ($577.3) million.

Industry Background

Subscription-Based Television Programming is Growing. According to the market research firm Nielsen Media Research, 108 million U.S. households owned at least one television at the beginning of 2004. As the reach and popularity of television has grown, so too has the amount of programming available to consumers. Multi-channel programming services can provide hundreds of channels of video content. Multi-channel programming continues to proliferate as service providers roll out more local programming options and deliver a host of new, niche-oriented channels.

DVR Services Significantly Enhance Television Viewing. In this new content-rich environment, DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast video content. According to IDC, there were an estimated 3.2 million U.S. households that owned DVRs at the end of 2003. IDC projects that worldwide unit shipments of DVR-enabled set-top boxes will climb to more than 28 million in 2008.

Our Solution

We have created a unique television-based entertainment service that supports virtually any analog cable, digital cable, satellite, or over-the-air programming source. The TiVo service, combined with a TiVo-enabled DVR, has many features that dramatically improve a consumer’s television viewing experience, including:

Advanced Software and Services that Automatically Find and Record Programs. The TiVo service can automatically record a consumer’s favorite shows, all season long, even if the schedule changes. It can skip reruns if desired. It includes a rich program guide that allows consumers to browse quickly and efficiently through a schedule of up to two weeks of available television programming. The TiVo service allows consumers to search for shows to record by subject, title, genre, actor, director, channel, or time of showing. Consumers can record and subsequently watch a single show, prioritize and record a customized line-up, or automatically record all episodes of a favorite show. Unlike with a VCR, consumers accomplish this without entering specialized codes, setting a timer, or using a videotape. Currently available TiVo-enabled DVRs can store up to 140 hours of television programming, significantly more than the eight-hour capacity of most VCRs.

Pause, Rewind, and Fast-forward Functionality. Using a TiVo-enabled DVR, consumers can pause, rewind, and fast-forward live television. Unlike with a VCR, consumers can playback a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show. TiVo-enabled DVRs constantly record a buffer of up to 30 minutes of programming, so consumers who turn on the TV in the middle of an interesting program can often replay it from the beginning.

Personalization and Suggestions. The TiVo service allows consumers to create preferences for recording of particular shows or categories of interest. Using the “Thumbs Up”™ and “Thumbs Down”™ buttons on the TiVo remote control, consumers can express their preferences for shows. Based on the consumer’s stored individual preferences, the TiVo service recommends programming that the consumer is likely to enjoy. When storage space is available, the TiVo service automatically records the suggested programming.

Specialized Content and Innovative Advertising. We distribute video content designed to entertain consumers while providing a promotional vehicle for our advertising and promotion customers. For example, movie studios pay us to deliver previews of upcoming films, consumer product companies pay us to market their products, and television networks pay us to promote upcoming programs. In the future, content providers could use the TiVo service to offer consumers special programming and pay-per-view packages such as movies, sporting events, and television shows.

Our Strategy

Our goal is to generate significant recurring revenues through the deployment of our technology to television households worldwide. The key elements of our strategy are:

Offer an Increasingly Valuable Service to Attract New Subscribers. Our goal is to lead the market with innovations that expand the value and potential of TiVo’s subscription services. We plan to continue to make TiVo an increasingly compelling home entertainment service for both current and potential customers. For example, in April 2003, we launched a package of networked features that allow consumers to enjoy video and photos on their televisions and music through their home stereos. We intend to deliver a new service release during the fiscal year ending January 31, 2005, called “TiVoToGo”™. This feature will enable users to move their favorite programs stored on a TiVo-enabled DVR to a laptop for viewing on the road, or to any PC.

Increase Average Revenue Per User by Selling Advertising and Audience Measurement Services. As our subscription base has grown, we have been able to offer robust advertising and audience measurement capabilities to programmers and advertisers. We plan to continue developing and enhancing these offerings, which take advantage of the unique capabilities of the TiVo service. For example, we have recently completed promotional and audience measurement work for Universal Pictures, General Motors, American Honda Motor Corp., Nissan Motor Corp. and the Coca Cola Company. In February 2004, we announced that we had signed an agreement with Nielsen Media Research to deliver information on DVR usage to the television industry.

Build a High Volume Subscriber Acquisition Channel Through Arrangements with Service Providers. We are pursuing relationships with satellite and cable operators to embed the TiVo service into their offerings. Our relationship with DIRECTV is the first of these arrangements. We believe this strategy will be successful because of the unique abilities of TiVo’s technology and services to reduce subscriber churn, increase revenue from TiVo-enabled DVR services, increase buy rates for programming packages and pay-per-view content, and attract new subscribers.

Integrate Our Technology to Accelerate Platform Deployment. Our strategy focuses on creating, developing, and deploying DVR standards in order to promote mass deployment of devices capable of running the TiVo service. We work with leading consumer electronics manufacturers to introduce products that incorporate our technology, including DVD players and recorders, satellite television receivers, and standalone DVRs. Consumers will be able to choose from over a dozen TiVo-enabled products from industry leaders including Pioneer, Toshiba, DIRECTV, Hughes, Humax, Philips, RCA, and Samsung this year.

Drive Down the Manufacturing Cost of a TiVo-Enabled DVR. We believe that the high cost of DVR hardware has been an obstacle to mass adoption. As a result, we have made cost reduction a major focus of our engineering and development efforts. We believe these efforts will lead to a reduction in the average retail price of DVRs for consumers and serve as an important catalyst for subscription growth.

Extend and Protect Our Intellectual Property. The value of the TiVo service is derived largely from the technology we have developed. Our intellectual property has allowed us to become a leading service provider in the category and is the fundamental reason that many of our customers and consumer electronics manufacturers choose us. We intend to continue to design, develop, and implement innovative technology solutions that leverage and enhance the TiVo service offering. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property.

Promote and Leverage the TiVo Brand. We believe the strength of the TiVo brand is an advantage in attracting subscribers, consumer electronics manufacturers, advertisers, and other customers. In the past, we have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising, and by leveraging strategic relationships. We believe the TiVo brand is strongly established within the DVR category.

Invest in Subscription Growth. For the fiscal year ending January 31, 2005, we plan to increase significantly our investment in subscription acquisition activities with a focus on growing TiVo Service subscriptions. We anticipate the majority of this investment will be in connection with the 2004 holiday shopping season. We believe this investment can create incremental revenue, profits, and cash flow and put us on a long-term growth trajectory towards creating sustainable profitability.

Our Technology

The TiVo service relies on three key components: the TiVo client software platform, the TiVo service infrastructure, and the TiVo-enabled DVR hardware design. Each of these components serves a vital function in the TiVo service.

TiVo Client Software. The TiVo client software runs on TiVo-enabled DVRs. It consists of all operational software required for a TiVo-enabled DVR to deliver the TiVo service properly and reliably. TiVo client software is based on the open-source Linux operating system, but the bulk of the software is proprietary to TiVo. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management, and user interface. We have enhanced the client software to support multiple services and applications, such as digital music and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled DVR will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, Showcases, and other content.

TiVo Service Infrastructure. The TiVo service infrastructure enables the ongoing operation of the TiVo service, managing the distribution of proprietary services and specialized content such as program guide data, Showcases, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking. In addition, the TiVo service infrastructure collects anonymous viewing behavior data uploaded from TiVo-enabled DVRs for use in our audience measurement efforts. We believe the TiVo service infrastructure technology is scalable, robust, and reliable. The infrastructure has also been designed to take advantage of the networks of service provider customers, for example, by utilizing DIRECTV’s satellite bandwidth to deliver data to DIRECTV receivers with TiVo service. The TiVo service infrastructure is extensible to support future initiatives such as e-commerce and lead generation, and authorization and billing for premium services.

DVR Hardware Design. The TiVo-enabled DVR hardware design is a specification developed by us for set-top boxes containing a hard disk drive, a CPU and memory, MPEG-2 digital video chips, a modem, and other components. We license this technology to consumer electronics manufacturers for them to modify and use in the production of DVRs that enable the TiVo service. We also provide the design to the contract manufacturer that produces TiVo-branded DVRs. The DVR hardware design has been integrated into a variety of products including DVD players, DVD recorders, DIRECTV receivers, and TiVo service DVRs. The DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, and satellite applications. In addition, the design includes USB ports to allow connection to broadband networks and external devices to enable future services.

Significant Relationships

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV in which DIRECTV assists us in marketing and delivering the TiVo service to its customer base. This relationship began in 1999 and was expanded in September of 2000 with the release of the first integrated DIRECTV DVR with TiVo. As of January 31, 2004, we had acquired approximately 676,000 subscriptions through this relationship. Currently, one of DIRECTV’s officers is a member of our Board of Directors.

From 1999 thru October of 2002, we incurred upfront acquisition costs, recognized monthly recurring per subscriber revenues in a range from $4.15 to $9.95, and incurred recurring service costs for these subscribers. We agreed to pay DIRECTV a share of the revenues we collect from TiVo service subscriptions with standalone DVRs who subscribe to the DIRECTV service prior to June 30, 2003.

During 2002, we modified our agreements with the goal of giving DIRECTV the ability and economic incentive to drive volume growth. Under our new agreement, DIRECTV pays us a recurring monthly per-household fee for access to the technology needed to offer its customers the TiVo service. We incur limited recurring expenses and, on a marginal basis, limited or no acquisition costs for these subscriptions.

In January 2004, the average DIRECTV revenue per subscription, excluding advertising and audience research revenues, was approximately $1.62. We expect the average monthly subscription revenue per DIRECTV subscription to decline in the future as the mix of DIRECTV subscriptions shifts to the rapidly growing number of additions of new DIRECTV subscriptions, which involve no acquisition costs, lower recurring expenses, and lower subscription fees.

Our current agreement with DIRECTV does not expire until February 2007. Afterwards, while DIRECTV will have the option to continue to service the existing DIRECTV receivers with TiVo without further payment to us, it will not be able to add new DIRECTV receivers with TiVo unless DIRECTV elects to either purchase a royalty-bearing technology license from us or renew or replace our current agreement.

We also recognize revenue from DIRECTV for engineering professional services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are currently providing DIRECTV with engineering professional services related to a new integrated DIRECTV satellite receiver with TiVo service that supports high definition television service, as well as engineering professional services related to hardware and service cost improvements and feature enhancements for existing platforms and customers.

Hardware Manufacturers. Several companies, including Toshiba, Pioneer, Sony, Philips, Thomson Multimedia, and Hughes, have manufactured and distributed TiVo-enabled DVRs. Each manufacturer is responsible for the manufacturing and distribution of its branded DVRs. We are solely responsible for the activation of the TiVo service on a manufacturer’s DVR if the purchaser of the DVR decides to purchase a subscription to the TiVo service. A TiVo-enabled DVR without a subscription to the TiVo service has minimal functionality and can be used to pause, rewind, and fast-forward through live or recorded shows.

We also engage a contract manufacturer to build TiVo-enabled DVRs. We distribute the TiVo-enabled DVRs, selling them both directly to consumers and to major retailers who offer these products to consumers. The table below shows the breakdown of DVRs compatible with the TiVo service that were manufactured during the fiscal years ended January 31, 2004, 2003, and 2002.

	Fiscal Year Ended January 31,
TiVo-enabled DVRs Manufactured by:	2004	2003	2002
Consumer Electronics Manufacturers	61%	41%	100%
Contract Manufacturer for TiVo	31%	54%	0%
Licensing and Engineering Professional Services Customer	8%	5%	0%

Total Manufactured TiVo-enabled DVRs	100%	100%	100%

Sales and Marketing

The TiVo Service. We market the TiVo service in two ways. First, we sell directly to consumers who have purchased a TiVo-enabled DVR. We sell the TiVo service either for a monthly subscription rate of $12.95, or for a single payment of $299 for the lifetime of the DVR. Second, we market our service through our relationship with DIRECTV. DIRECTV pays us a per-household monthly fee for the ability to offer our service to their customers. DIRECTV makes all pricing decisions regarding the service it sells to its own customer base.

Digital Video Recorders. To use the TiVo service, consumers first purchase a TiVo-enabled DVR and then activate the TiVo service. Currently, TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy, Circuit City, Amazon.com, Tweeter, and The Good Guys. During the fiscal year ended January 31, 2004, approximately 80% of DVRs manufactured under contract to TiVo were sold to retail stores and approximately 20% were sold directly from our website.

We recognize revenues from the sale of TiVo-branded DVRs manufactured for us. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues.

Other Revenue Streams. We also receive revenues from promotions and audience research. We market these services both through a dedicated team of salespeople and through partnerships with companies like Nielsen Media Research.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities included both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2004	2003	2002
	(in millions)
Research and Development Expenses	$22.2	$20.7	$27.2

Although our total company employee headcount increased by approximately 19%, we increased the number of our regular, temporary and part-time employees engaged in research and development by 33% from a total of 160 to 212 as of January 2004 compared to January 2003.

Competition

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by consumer electronics companies, and DVRs offered by cable and satellite operators.

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

•	DVRs: ReplayTV has been our primary competitor in the standalone DVR market, offering products with some enhanced DVR functionality. ReplayTV was acquired by D&M Holdings in 2003. D&M Holdings is the parent company of Denon and Marantz, manufacturers of premium audio and video consumer electronics products. In addition, a number of companies have introduced or announced plans for DVRs that can record HD content, including RCA and Lucky Goldstar.

•	DVD devices with integrated DVRs: Several consumer electronics companies, including Thomson Multimedia and Panasonic, are producing DVRs integrated with DVD players or DVD recorders. In general, these products do not require DVR service fees and offer basic DVR functionality.

•	Personal computers with DVR software: Several companies are developing DVR software for PC and PC-related platforms. For example, Microsoft’s Windows XP Media Center Edition contains expanded digital media features including some enhanced DVR functionality.

Satellite and Cable DVR Competitors. The DIRECTV satellite receiver with TiVo service competes against other cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. In July 2002, EchoStar released the DishPVR 721, which offers a limited DVR feature set. EchoStar has also released the DishPVR 921, a system for High Definition signals. Additionally, it is possible that NDS Group PLC (“NDS”) will begin working with DIRECTV to provide additional DVR technology to DIRECTV customers.

•	Cable: Scientific-Atlanta sells the Explorer 8000 integrated digital cable DVR set-top box to cable operators. This product combines digital and analog cable reception with dual-tuner DVR functionality. Motorola has announced its own plans for integrated cable DVRs. In addition, Motorola has announced plans to build integrated cable DVRs for cable operator Charter Communications using Moxi Media Center software from Digeo. Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows other than using DVRs.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs. Going forward, in our relationships with manufacturers and distributors, we are shifting focus from upfront license and engineering professional services payments to recurring royalty and service payments. We expect future technology revenues to decline from the fiscal years 2004 and 2003 levels as we complete existing contracts.

Established competition for advertising budgets. Digital video recorder services, in general, and TiVo, specifically, also compete with traditional advertising media such as print, radio, and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

Patents and Intellectual Property

We have filed patent applications covering many critical aspects of the design, functionality, and operation of a TiVo digital video recorder. We have been awarded 61 foreign and domestic patents, have 60 foreign and domestic patent applications pending, and have one provisional patent application pending. We have also filed patent applications that cover technology we intend to incorporate in future versions of the TiVo service and hardware. Patents we hold the rights to include:

•	U.S. patent number 6,327,418, entitled Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data, originally filed in April of 1998, which describes a method of controlling streaming media in a digital device. We refer to this as the “TrickPlay” patent. The TrickPlay patent covers the functions of the TiVo-enabled DVR that enable viewers to pause live TV as well as rewind, fast-forward, play, play faster, play slower, and play in reverse television signals cached by the DVR. The patent also claims methods for storing, editing, and manipulating video.

•	U.S. patent number 6,233,389, entitled Multimedia Time Warping System, originally filed in July of 1998, which describes many of the key inventions associated with the TiVo-enabled DVR software and hardware design. We refer to this as the “TimeWarp” patent. Key inventions claimed in the patent include a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program; a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio, and closed-captioning, and a storage format that easily supports advanced TrickPlay capabilities.

Several of our early patent applications have been examined and claims allowed by the U.S. Patent and Trademark Office. In addition, certain of our patents have been examined and approved under the terms of the Patent Convention Treaty, which provides for nominal acceptance of the patent in countries that are signatories to the treaty, which includes most countries in the world. We are currently filing for acceptance in key countries around the world.

We have secured U.S. registrations for the marks “TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” and the Jump Logo. We have filed many other trademark applications covering substantially all of our trade dress, logos, and slogans, including: “Active Preview,” “DIRECTIVO,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), “TiVo Series2” (logo and text), “Home Media Option,” “Wishlist,” and “Life is too short for bad TV.” These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers.

We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, there can be no assurance that current patent applications will ever be allowed or granted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Operating Results – Our success depends on our ability to secure and protect patents, trademarks, and other proprietary rights” for additional information concerning our intellectual property.

Privacy Policy

We have adopted a privacy policy, which we make available on our website and deliver to each new subscriber to the TiVo service. This policy was last updated in August 2003 to cover new commerce features that we plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but all viewing information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any viewing information transmitted from our receiver is anonymous on the receiver and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the receiver. Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, unless subscribers affirmatively consent to the collection of personally identifiable viewing information before the file containing such viewing information is transmitted from the receiver to our distribution servers, we have no way of matching anonymous viewing information with particular subscribers. We may be able to use this anonymous information to tell a broadcast or advertising client the percentage of our viewers that recorded a particular program or advertisement, but we will not know, nor be able to tell the client, which of our viewers did so, unless a viewer decides to provide that information.

Employees

At April 1, 2004, we employed approximately 304 employees, including 34 in service operations, 180 in research and development, 30 in sales and marketing, and 60 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At April 1, 2004, we employed 61 such persons. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of April 1, 2004):

Name	Age	Position

Executive Officers
Michael Ramsay	54	Chairman of the Board and Chief Executive Officer
Martin Yudkovitz	49	President
David H. Courtney	45	Executive Vice President Worldwide Operations and Administration and Chief Financial Officer
Brodie Keast	48	Executive Vice President TiVo Service
James Barton	46	Senior Vice President of Research and Development and Chief Technical Officer
Ta-Wei Chien	49	Senior Vice President, General Manager of TiVo Technologies and Licensing Business
Mark A. Roberts	43	Senior Vice President of Engineering

Key Employees
Susan Cashen	43	Vice President of Marketing
Andrew Cresci	43	Vice President of New Business Development
Rob Currie	36	Vice President of Market Development
Ken Kershner	43	Vice President of Service Engineering
Luther Kitahata	39	Vice President of Software Engineering
Jeff Klugman	43	Vice President of Platform Business
Edward Lichty	34	Vice President of Business Development
Howard Look	37	Vice President of Applications and User Experience
Joe Miller	37	Vice President of Sales
Laura Schulte	38	Vice President of Human Resources
Stuart West	34	Vice President of Finance
Matthew Zinn	39	Vice President, General Counsel, Corporate Secretary, and Chief Privacy Officer

Michael Ramsay is a co-founder of TiVo and has served as TiVo’s Chairman of the Board of Directors and Chief Executive Officer since our inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for Silicon Graphics, a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. (“SGI”) focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of Silicon Graphics’ Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Additionally, Mr. Ramsay serves on the board of directors of Netflix, Inc., an online DVD rental service. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland.

Martin Yudkovitz joined TiVo in April 2003 as President. Prior to joining TiVo, Mr. Yudkovitz was an Executive Vice President of NBC since July 2000 and President of NBC Digital Media since November of 1995. Mr. Yudkovitz had a leading role in the development and launch of CNBC, NBC’s first entry into cable TV, MSNBC, NBC’s second cable TV venture, and MSNBC.com, an Internet news site. During his tenure, Mr. Yudkovitz also founded NBC Digital Media, and both created and supervised NBC’s extensive relationship with Microsoft, which resulted in the joint ventures of MSNBC.com, NBC.com and NBCSports.com, to name a few. Mr. Yudkovitz serves on the board of directors of A&E/The History Channel, as well as several other non-public corporate boards. He also serves as a member of the board of trustees of Rutgers University, as well as the boards of several other non-profit/charitable foundations. Mr. Yudkovitz holds a B.A. degree in Political Science from Rutgers University and a J.D. degree from Columbia University School of Law.

David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Executive Vice President of Worldwide Operations and Administration, Chief Financial Officer, and a member of the board of directors. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment bank, where he was responsible for building and expanding the firm’s high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney currently serves as a director of KQED Television, a non-profit affiliate of the Public Broadcasting System in San Francisco, California and serves on the board of directors of Silicon Image Inc., a semiconductor and system solutions company. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from the Stanford Business School.

Brodie Keast was named Executive Vice President of TiVo Service in March 2004. He had served as Senior Vice President, General Manager of TiVo service since November 2001. In December 1999, Mr. Keast joined TiVo as Vice President of Sales and Marketing. Prior to joining TiVo, Mr. Keast was employed with Quantum Corporation from 1996 through 1999 most recently serving as Vice President and General Manager for Quantum’s DLT Tape Division. Prior to joining Quantum, he spent ten years at Apple Computer where he held a number of executive marketing positions. Mr. Keast holds a B.S. degree in Computer Science from California State University, Chico.

James Barton is a co-founder of TiVo and has served as TiVo’s Vice President of Research and Development, Chief Technical Officer and Director since our inception to January 2004 and is currently Senior Vice President of Research and Development and Chief Technical Officer. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of Silicon Graphics and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of Silicon Graphics. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

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

Mark A. Roberts was named Senior Vice President of Engineering in December 2002. He had served as Chief Information Officer of TiVo since March 1999 and Vice President of Information Technology since July 1999. Prior to joining TiVo, he served as Vice President of Information Technology at Acuson Corporation, a medical ultrasound company, from March 1996 to March 1999. From July 1990 to March 1996, Mr. Roberts was Director of Information Systems at SGI. Mr. Roberts holds a B.S. degree in Economics from Santa Clara University.

Susan Cashen was named Vice President of Marketing in February 2003. She joined TiVo in March 2000 as Vice President of Corporate Communications. From November 1994 to March 2000, Ms. Cashen was employed at Blanc & Otus, a leading technology public relations firm based in San Francisco, California and most recently served as Senior Vice President and Partner from March 1999 to March 2000. Prior to joining Blanc & Otus, Ms. Cashen managed her own consulting practice. Ms. Cashen holds a B.A. degree in Russian Studies from Hamilton College.

Andrew Cresci was named Vice President of New Business Development in September 2002. Prior to that, has served as Vice President and General Manager of TiVo (UK) since November 2000. In August 1999, Mr. Cresci co-founded TapCast, a California based wireless Internet portal. Prior to founding TapCast Mr. Cresci was Director of Worldwide Marketing for the workstation division at SGI for eight years. Mr. Cresci holds a B.S. degree in Electronics Engineering from the University of Bath, England.

Rob Currie joined TiVo as Vice President of Market Development in January 2004 as part of TiVo’s acquisition of Strangeberry, Inc. where he was CEO from December 2002 to January 2004. From October 2001 to November 2002, Mr. Currie was a co-founder and principle at Airgomo S.L., a Spanish wireless software consultancy. From August 1996 to January 2000, Mr. Currie was Vice President of Engineering at Marimba Inc., an Internet infrastructure software company. Mr. Currie holds a B.S, degree in Electrical Engineering and Computer Science from the University of California at Berkeley and an M.B.A. degree from the University of Chicago.

Ken Kershner joined TiVo in July 2000 and is currently Vice President, Service Engineering. Previously he served as Engineering VP at TenTV.com, a streaming media educational services firm. From March 1991 to August 1999, Mr. Kershner held engineering and program management positions at SGI focused on digital media and web applications. Prior to SGI, Mr. Kershner worked at Hewlett Packard and Texas Instruments. Mr. Kershner holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. degree from M.I.T.’s Sloan School.

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

Jeff Klugman has served as Vice President of Platform Business since December 2001. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for one of Quantum’s business units. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

Edward Lichty was named Vice President of Business Development in November 2002. Prior to joining TiVo in April 1998, Mr. Lichty was a member of the finance team at International Wireless Communications, a wireless service provider with operating companies in Latin America and Asia. Mr. Lichty began his career in the investment banking group at Stephens Inc., a privately-held firm located in Little Rock, AR. Mr. Lichty received a B.A. degree in American Literature from Yale University and holds an M.B.A. degree from the Stanford Business School.

Howard Look has served as Vice President of Applications and User Experience in June 2003. He had served as Vice President of TiVo Studios since March 2000. He joined TiVo in February 1998 as Director of Application Software. Prior to joining TiVo, Mr. Look was Manager and the Director of Applied Engineering at SGI from 1996 to 1998. Mr. Look holds a B.S degree in Computer Engineering from Carnegie-Mellon University.

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

Laura Schulte joined TiVo as Vice President of Human Resources in July 2002. Prior to TiVo, Ms. Schulte served as Vice President of Human Resources for Blue Pumpkin Software. Ms. Schulte also worked as Vice President of Human Resources for Netigy Corporation and prior to that, held numerous positions within the Human Resources department at Western Digital Corporation, where she was responsible for the management of all HR activities. Ms. Schulte holds a B.A. degree in Psychology from UC Irvine.

Stuart West has served as Vice President of Finance since November 2002. Prior to joining TiVo in December 2000, Mr. West was a business development executive at venture-backed Silicon Valley software and service startups. Prior to that, Mr. West was a Vice President at J. P. Morgan, where he managed mergers, IPO’s, and other financings for technology companies. Mr. West’s other work experience includes Texas Instruments, the U.S. State Department, and the White House. He holds a B.A. in History from Yale University and completed the Stanford Business School’s Executive Program for Growing Companies.

Matthew Zinn has served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003. From May 1998 to July 2000, Mr. Zinn was the Senior Attorney, Broadband Law and Policy for the MediaOne Group, a leading global communications company. From August 1995 to May 1998, Mr. Zinn served as corporate counsel for Continental Cablevision, the third largest cable television operator in the United States. From November 1993 to August 1995, he was an associate with the Washington, D.C., law firm of Cole, Raywid & Braverman, where he represented cable operators in federal, state, and local matters. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center

Other Information

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a small Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television.

We maintain an Internet website at the following address: www.tivo.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

Properties

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in March 2007. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 85% of the total office space. Our facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition.

Additionally, we currently lease international office space in Berkshire, United Kingdom under a lease that expires in March 2006. We have vacated this facility and no longer maintain an office in the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

EchoStar Communications Litigation. On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent, and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to TiVo’s complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. TiVo intends to oppose these motions. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit. On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. If Sony were to lose this lawsuit, our business could be harmed.

Pause Technology LLC. On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case filed against us in 2001 by Pause Technology LLC in the United States District Court for the District of Massachusetts. The court ruled that our software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in our favor. On March 3, 2004, Pause Technology filed a notice of appeal to the United States Court of Appeal for the Federal Circuit, appealing the February 6, 2004 summary judgment ruling in favor of TiVo.

IPO Litigation. We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that our IPO underwriters solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in our IPO and in the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in our IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

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

No matters were submitted to a vote of security holders during the quarter ended January 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Equity

Our common stock has traded on the Nasdaq National Market under the symbol “TIVO” since September 30, 1999. Prior to that time, there was no public trading market for our common stock. As of April 1, 2004, we had 807 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market, on any trading day during the respective period:

Fiscal Year 2004	High	Low
Fourth Quarter ended January 31, 2004	$11.74	$6.11
Third Quarter ended October 31, 2003	$11.62	$7.12
Second Quarter ended July 31, 2003	$14.51	$5.71
First Quarter ended April 30, 2003	$6.49	$4.40

Fiscal Year 2003
Fourth Quarter ended January 31, 2003	$8.10	$4.18
Third Quarter ended October 31, 2002	$4.94	$2.50
Second Quarter ended July 31, 2002	$5.00	$2.25
First Quarter ended April 30, 2002	$7.15	$3.70

On April 1, 2004, the closing price of our common stock was $9.15 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2004 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

Strangeberry Merger. On January 12, 2004 we acquired Strangeberry Inc. (“Strangeberry”), a small Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. Strangeberry has created technology, based on industry standards and including a collection of protocols and tools, designed to enable the development of new broadband-based content delivery services. Pursuant to an agreement and plan of merger with Strangeberry Inc. and certain stockholders of Strangeberry, we issued 216,760 shares of TiVo common stock, par value $.001 per share, in exchange for all of the issued and outstanding capital stock of Strangeberry and we issued 108,382 shares of restricted stock to four key employees of Strangeberry, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D under the Securities Act.

A total of eight former common and preferred stockholders of Strangeberry received shares of our common stock in connection with the merger, including the four key employees, each of whom represented to us that they were “accredited investors” within the meaning of Rule 501 of Regulation D and/or had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment in our common stock as required by Rule 506 of Regulation D. The stockholders also represented to us that they were acquiring the shares of common stock for their own account and not with a view to distribution or other disposition in violation of the Securities Act. The shares of common stock were issued with restrictive legends permitting transfer only upon registration or an exemption under the Securities Act and applicable state securities laws.

To enable the resale of these shares by these stockholders, we filed a registration statement on Form S-3 (File No. 333-112836) on February 13, 2004, as amended on March 12, 2004. The registration statement was declared effective by the Securities and Exchange Commission on March 15, 2004.

Conversion of Notes. On January 16, 2004, we issued 2,506,265 shares of our common stock to a related party noteholder upon conversion of $10,000,000 aggregate principal amount of our 7% Convertible Senior Notes due 2007 at the then current conversion price of $3.99 per share. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2004, 2003, and 2002, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent auditors. Additionally, the following selected financial data as of and for the one-month transition period ended January 31, 2001 and calendar years ended December 31, 2000 and 1999 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended	Year Ended	Year Ended	One-Month Ended	Year Ended	Year Ended
	January 31, 2004	January 31, 2003	January 31, 2002	January 31, 2001	December 31, 2000	December 31, 1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$61,560	$39,261	$19,297	$989	$3,782	$223
Technology revenues	15,797	20,909	100	—	—	—
Hardware revenues	72,882	45,620	—	—	—	—
Rebates, revenue share, and other payments to the channel	(9,159)	(9,780)	—	(630)	(5,029)	(667)

Net Revenues	141,080	96,010	19,397	359	(1,247)	(444)

Costs and expenses
Cost of service revenues	17,705	17,119	19,852	1,719	18,734	4,183
Cost of technology revenues	13,609	8,033	62	—	—	—
Cost of hardware revenues	74,836	44,647	—	—	—	—
Research and development	22,167	20,714	27,205	2,544	25,070	10,158
Sales and marketing	18,947	48,117	104,897	13,946	151,658	39,183
General and administrative	16,296	14,465	18,875	1,395	15,537	7,834
Other operating expense, net	—	—	—	—	—	7,210

Loss from operations	(22,480)	(57,085)	(151,494)	(19,245)	(212,246)	(69,012)

Interest income	498	4,483	2,163	672	7,928	2,913
Interest expense and other	(9,587)	(27,569)	(7,374)	(17)	(522)	(466)

Loss before income taxes	(31,569)	(80,171)	(156,705)	(18,590)	(204,840)	(66,565)
Provision for income taxes	(449)	(425)	(1,000)	—	—	—

Net loss	(32,018)	(80,596)	(157,705)	(18,590)	(204,840)	(66,565)
Less: Series A redeemable convertible preferred stock dividend	—	(220)	(3,018)	(423)	(1,514)	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	(1,445)	—	—	—	—

Net loss attributable to common stockholders	$(32,018)	$(82,261)	$(160,723)	$(19,013)	$(206,354)	$(66,565)

Net loss per share
Basic and diluted	$(0.48)	$(1.61)	$(3.74)	$(0.47)	$(5.55)	$(5.49)
Weighted average shares used to calculate basic and diluted net loss per share	66,784	51,219	42,956	40,850	37,175	12,129

	As of January 31,	As of January 31,	As of January 31,	As of January 31,	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$143,235	$44,201	$52,327	$124,474	$106,096
Total assets	183,891	82,320	149,934	211,543	236,318
Current redeemable convertible preferred stock	—	—	2	2	3
Long-term portion of convertible notes payable	6,005	4,265	18,315	—	—
Long-term portion of convertible notes payable-related parties	—	3,920	9,426	—	—
Long-term portion of deferred revenues	41,895	32,373	23,552	12,113	11,013
Long-term portion of obligations under capital lease	—	—	2	538	606
Redeemable common stock	—	—	—	—	1
Total paid-in capital for current redeemable convertible preferred stock and redeemable common stock	—	—	46,553	46,553	96,986
Total stockholders’ equity (deficit)	65,632	(24,697)	(29,944)	50,337	34,849

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended January 31, 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002	Jul 31, 2002	Apr 30, 2002
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$19,083	$16,018	$13,757	$12,702	$11,350	$10,185	$9,510	$8,216
Technology revenues	2,126	6,656	3,649	3,366	2,365	2,556	14,344	1,644
Hardware revenues	25,537	24,479	8,057	14,809	14,511	16,220	11,109	3,780
Rebates, revenue share, and other payments to channel	(4,114)	(3,897)	1,209	(2,357)	(5,212)	(3,968)	—	(600)

Net revenues	42,632	43,256	26,672	28,520	23,014	24,993	34,963	13,040
Costs of Revenues
Cost of service revenues	5,252	4,370	3,909	4,174	4,719	3,852	4,387	4,161
Cost of technology revenues	2,496	4,464	3,020	3,629	2,110	1,442	3,189	1,292
Cost of hardware revenues	26,687	25,413	8,558	14,178	14,048	15,588	11,346	3,665

Total costs of revenues	34,435	34,247	15,487	21,981	20,877	20,882	18,922	9,118

Gross margin	8,197	9,009	11,185	6,539	2,137	4,111	16,041	3,922
Operating Expenses
Research and development	5,474	5,432	5,789	5,472	6,319	4,875	4,518	5,002
Sales and marketing	4,742	5,704	4,502	3,999	3,965	4,333	9,042	30,777
General and administrative	4,508	3,949	4,061	3,778	3,365	3,752	3,589	3,759

Loss from operations	(6,527)	(6,076)	(3,167)	(6,710)	(11,512)	(8,849)	(1,108)	(35,616)
Interest income	135	133	116	114	149	89	146	4,099
Interest expense and other	(5,672)	(1,330)	(1,311)	(1,274)	(21,003)	(2,609)	(1,965)	(1,992)

Loss before income taxes	(12,064)	(7,273)	(4,362)	(7,870)	(32,366)	(11,369)	(2,927)	(33,509)
Provision for income taxes	(297)	(115)	(25)	(12)	(164)	(150)	(111)	—

Net loss	(12,361)	(7,388)	(4,387)	(7,882)	(32,530)	(11,519)	(3,038)	(33,509)
Less: Series A redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	(220)
Less: Accretion to redemption value of convertible preferred Stock	—	—	—	—	—	—	—	(1,445)

Net loss attributable to common stockholders	$(12,361)	$(7,388)	$(4,387)	$(7,882)	$(32,530)	$(11,519)	$(3,038)	$(35,174)

Net loss per share
Basic and diluted	$(0.18)	$(0.11)	$(0.07)	$(0.12)	$(0.56)	$(0.23)	$(0.06)	$(0.74)
Weighted average shares used to calculate basic and diluted net loss per share	69,055	68,226	65,834	64,021	58,496	51,041	47,994	47,344

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report and the section “Factors That May Affect Future Operating Results” at the end of this Item 7, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, sell or hold our common stock.

Overview

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience research. Key elements of our strategy revolve around continued investment in technology, research and development and innovation; partnering with service providers; extending and protecting our intellectual property and continuing to promote and leverage the TiVo brand; and working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

Executive Overview and Outlook

During the fiscal year ended January 31, 2004, we achieved our two key objectives for the year, which were (i) growth in subscriptions and revenues and (ii) reduction in cash flow used in operations from the prior fiscal year. Our total installed subscription base more than doubled during the fiscal year. The quarterly subscription growth showed strong improvement. Subscription additions in the fourth quarter of the fiscal year 2004 were 330,000, which were more than the entire installed subscription base from two years ago. We also reduced our cash usage for the fiscal year 2004 by continuing to reduce our operating expenses. Additionally, we improved our cash balance significantly during the year by raising over $100 million in capital from the issuance of common stock, resulting in a year-end cash and cash equivalents balance of $143.2 million, our strongest position in 3 years. The achievement of these goals has put us in a strong financial position for the fiscal year 2005. For the fiscal year ending January 31, 2005 we plan to significantly increase our investment in subscription acquisition activities with a focus on growing TiVo Service subscriptions. We anticipate the majority of this investment will be in connection with the 2004 holiday shopping season. We believe this investment can create incremental revenue, profits, and cash flows and put us on a long-term growth trajectory towards creating sustainable profitability.

The following table sets forth selected information as of our fiscal year ended January 31, 2004, 2003, and 2002:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Net revenues	$141,080	$96,010	$19,397
Cost of revenues	(106,150)	(69,799)	(19,914)
Operating expenses	(57,410)	(83,296)	(150,977)

Loss from operations	$(22,480)	$(57,085)	$(151,494)

Cash flows from operations	$(7,703)	$(33,170)	$(120,836)

Net Revenues. Our net revenues increased $45.1 million during the fiscal year ended January 31, 2004 compared to the prior fiscal year. Approximately 60% of this growth was a result of increased hardware revenues due to increased volume of TiVo-enabled DVRs sold to retailers and consumers. The continued growth in our installed subscription base also contributed to the increase in our net revenues. We have added more than 1 million net new TiVo Service and DIRECTV subscriptions in the last three years.

Cost of Revenues. The costs of our revenues increased by approximately 52% during the fiscal year 2004 primarily because of increased cost of hardware revenues. This cost increased over $30.2 million, or approximately 68%, compared to the prior fiscal year due to continued increases in our TiVo-enabled DVR manufacturing volume. Cost of service revenues for the fiscal year ended January 31, 2004 increased modestly compared to the prior fiscal year.

Operating Expenses. Over the last three years, our operating expenses have decreased primarily due to reductions in sales and marketing expenses. We expect operating expenses to increase due to the planned increased spending on subscriber acquisition activities.

Cash Flows from Operations. We expect cash flows from operations in the fiscal year 2005 to decline due to higher operating expenses attributable to our planned increased subscription acquisition activities.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources, and maximize the financial performance of our business. These key business metrics include subscription growth and cash flows used in operations.

Subscription Growth

Management believes this metric provides an important leading indicator of revenue generation in future years. Management uses it to help evaluate the execution and performance of TiVo’s and DIRECTV’s marketing programs in acquiring new subscriptions and retaining existing subscriptions. We define a “Subscription” as a TiVo-enabled DVR for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. DVRs with the TiVo Basic service that do not upgrade to the TiVo service are not included in our subscription totals. As of January 31, 2004, our total installed Subscription base was approximately 1,332,000, over twice the installed base as of January 31, 2003. Included in the 1,332,000 subscriptions are approximately 14,000 product lifetime subscriptions that had reached the end of the four-year period we use to recognize lifetime subscription revenues.

Below is a table that details the growth in our Subscription base during the past eight quarters. The TiVo Service line items refer to subscriptions sold to customers who have TiVo-enabled DVRs and products, including those manufactured by TiVo, Sony, Pioneer, Toshiba, Philips, and others. The DIRECTV line items refer to subscriptions sold to customers who have integrated DIRECTV satellite receivers with TiVo. Additionally, we provide a breakdown of the percent of TiVo Service Subscriptions for which consumers pay a recurring fee.

DIRECTV reports and pays us monthly subscription fees on a per-household basis. For households with multiple DVRs, we count each DVR as a Subscription. For the month of January 2004, DIRECTV paid us for approximately 576,000 households, which represented approximately 676,000 subscriptions. As a result, there were approximately 100,000 DIRECTV satellite receivers with TiVo for which we receive no additional payment from DIRECTV.

In January 2004, we recognized approximately $1.62 in average subscription revenue per DIRECTV subscription, excluding advertising and audience research revenues, compared to approximately $4.27 in January 2003. We expect the average monthly subscription revenue per DIRECTV subscription to decline in the future as the mix of DIRECTV subscriptions shifts to the rapidly growing number of additions of new DIRECTV subscriptions, which involve no acquisition costs, lower recurring expenses, and lower subscription fees.

	Three Months Ended
(Subscriptions in thousands)	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002	Jul 31, 2002	Apr 30, 2002
TiVo Service	130	59	34	37	75	30	21	24
DIRECTV	200	150	56	42	39	16	21	18

Total Subscriptions Net Additions	330	209	90	79	114	46	42	42
TiVo Service	656	526	467	433	396	321	291	270
DIRECTV	676	476	326	270	228	189	173	152

Total Cumulative Subscriptions	1,332	1,002	793	703	624	510	464	422
% of TiVo Service Cumulative Subscriptions paying recurring fees	40%	36%	34%	34%	34%	34%	33%	34%

During the three months ended January 31, 2004, we added approximately 130,000 net new TiVo Service subscriptions. This represents growth of approximately 73% compared to the number of subscriptions added during the three months ended January 31, 2003. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, a $50 rebate program that began in September 2003, and increased consumer awareness of TiVo. We intend to generate continued TiVo Service subscription growth through managing our relationships with leading retailers like Best Buy, Circuit City, and others. Of the 130,000 net new TiVo Service subscriptions, during the three months ended January 31, 2004, approximately 55% elected the monthly recurring payment option.

During the three months ended January 31, 2004, we added approximately 200,000 net new subscriptions through DIRECTV. This represents growth of over 5 times the number of new DIRECTV subscriptions added in the quarter ending January 31, 2003. DIRECTV has increased its focus in driving demand for DIRECTV with TiVo, including increased marketing investment directed at existing DIRECTV customers.

Cash Flows Used in Operations

Management reviews this metric to aid it in evaluating our operating results. One of management’s key objectives for the fiscal year ended January 31, 2004 was to improve cash flows used in operations from the prior fiscal year. This was accomplished by decreasing net loss by approximately 60% as compared to the prior fiscal year. This resulted in a 77% reduction of net cash used in operating activities. Management expects that net cash used in operating activities for the fiscal year 2005 will increase as compared to the fiscal year 2004 due to increased spending attributable to our planned increased investment in subscription acquisition activities.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Net loss	$(32,018)	$(80,596)	$(157,705)
Net cash used in operating activities	(7,703)	(33,170)	(120,836)

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Note 1. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 8. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Lifetime Subscriptions Revenues

TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. As of January 31, 2004, approximately 1% of our total installed subscription base was product lifetime subscriptions that had reached the end of the four-year period we use to recognize lifetime subscription revenues. We continued to incur costs of services for these subscriptions without corresponding revenue. Our product is still relatively new and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates

For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. In some cases, we have accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rates

In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar programs and adjust estimates to consider actual redemptions. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Valuation of Inventory

We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on total pool basis. We continually monitor inventory valuation and purchase commitments for potential losses in net realizable value.

Estimates Used in Complex Agreements

We have a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. For example, our relationship with DIRECTV has historically included subscription revenue share expense, engineering professional services revenue, common stock and warrants issued for services, and various platform subsidies. Many of our arrangements require us to make estimations for the valuation of non-cash expenses, such as warrants issued for services, which must be assigned a value using financial models that require us to estimate certain parameters. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

Results of Operations

Revenues. Our revenues (before rebates, revenue share, and other payments to the channel) for the fiscal years ended January 31, 2004, 2003, and 2002 as a percentage of total revenues were as follows:

	Fiscal Year Ended January 31,
Revenues	2004		2003		2002
	(In thousands, except percentages)
Service revenues	$61,560	41%	$39,261	37%	$19,297	99%
Technology revenues	15,797	10%	20,909	20%	100	1%
Hardware revenues	72,882	49%	45,620	43%	—	—

Total revenues	$150,239		$105,790		$19,397

Change from prior fiscal year	42%		445%		NM

NM -Not meaningful

Of the total service revenues and technology revenues for the fiscal years ended January 31, 2004, 2003, and 2002, $19.7 million, $22.1 million, and $100,000, respectively, were generated from related parties.

•	Service Revenues. Service revenues for the fiscal year ended January 31, 2004 increased 57% or $22.3 million over the service revenues for the fiscal year ended January 31, 2003. This increase was primarily due to the growth in our subscription base. Service revenues for the year ended January 31, 2003 were $39.3 million, double the $19.3 million of service revenues for the year ended January 31, 2002. During the year ended January 31, 2003, we activated approximately 245,000 new subscriptions to the TiVo service bringing the total installed subscription base to approximately 624,000 as of January 31, 2003, approximately 65% greater than the installed base as of January 31, 2002. We anticipate fiscal year 2005 will have continued revenue growth as our subscription base grows. Revenues from advertising and research services included in service revenues, while not material during these periods, were increasing.

•	Technology Revenues. In the fiscal year ended January 31, 2004, we derived 10% of our total revenues, or $15.8 million, from licensing and engineering professional services. Technology revenues for the fiscal year ended January 31, 2004 were approximately 24% lower then the same period last year due to fewer licensing agreements. Two different related parties customers generated $5.8 million and $12.7 million of technology revenues, or 4% and 12% of total revenues for the fiscal years ended January 31, 2004 and 2003, respectively. During fiscal year 2004, we recognized $2.9 million of licensing and engineering professional services revenue with little corresponding costs from two customers due to the one-time recognition of revenues for two projects for which we have no further obligations. Going forward, in our relationships with manufacturers and distributors, we are shifting focus from upfront license and engineering professional services payments to recurring royalty and service payments. We expect future technology revenues to decline from the fiscal years 2004 and 2003 levels as we complete existing contracts.

•	Hardware Revenues. Hardware revenues for the fiscal year ended January 31, 2004 were approximately 60% greater than the prior fiscal year period due to increased volume in TiVo-enabled DVRs sold to retailers and consumers. Hardware revenues for the fiscal year ended January 31, 2003 was $45.6 million compared to zero for the fiscal year ended January 31, 2002. For the fiscal years ended January 31, 2004 and 2003, one retail customer generated $28.3 million and $22.7 million of hardware revenues, or 19% and 21% of total revenues, respectively.

Rebates, revenue share, and other payments to channel.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Rebates, revenue share, and other payments to channel	$9,159	$9,780	$—
Change from prior fiscal year	-6%	100%	—

We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel decreased for the fiscal year ended January 31, 2004 as compared to the respective prior fiscal year due to lower revenue share and market development funds paid to retailers. Consumer rebate expenses were $3.8 million and $4.4 million, respectively, for fiscal years ended January 31, 2004 and 2003. We expect our fiscal year 2005 payments to be higher due to our planned increased investment in subscription acquisition activities.

Cost of service and technology revenues.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Cost of service revenues	$17,705	$17,119	$19,852
Cost of technology revenues	13,609	8,033	62

Cost of service and technology revenues	$31,314	$25,152	$19,914

Change from prior fiscal year	24%	26%	6%
Percentage of net revenues	22%	26%	NM

Costs of service and technology revenues consist primarily of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Additional expenses included are telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Cost of service revenues for the fiscal year ended January 31, 2004 increased modestly compared to the prior fiscal year. Total salaries and benefits for the fiscal year ended January 31, 2004 increased by 37% compared to the prior fiscal year due to an increased level of staffing. This increase was offset by a decrease in telecommunications and network expenses of 30%, or over $1.3 million, for the fiscal year ended January 31, 2004. This decrease was a result of continued reduction of the service cost per subscription including using satellite transmission of the TiVo service for subscribers using the DIRECTV Receiver with TiVo. Cost of technology revenues increased by approximately 69% or $5.6 million for the fiscal year ended January 31, 2004 as compared to the prior fiscal year. This increase was due to increased expenses related to providing engineering professional services to two customers under agreements for which expenses exceeded the budgeted revenues.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Cost of hardware revenues	$74,836	$44,647	$—
Change from prior fiscal year	68%	NM	—
Percentage of net revenues	53%	47%	—
Percentage of hardware revenues	103%	98%	—

Costs of hardware revenues include all product costs and direct costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel expenses, warranty expenses, certain licensing expenses, and order fulfillment expenses such as shipping costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We do this to enable our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. Cost of hardware revenues are driven by a variety of factors related to inventory and channel management. Cost of hardware revenues for the fiscal year ended January 31, 2004 increased 68% as compared to the prior fiscal year due to a higher volume of manufactured TiVo-enabled DVRs and related licensing expenses.

Research and development expenses.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Research and development expenses	$22,167	$20,714	$27,205
Change from prior fiscal year	7%	-24%	9%
Percentage of net revenues	16%	22%	NM

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the fiscal year ended January 31, 2004 increased over the prior fiscal year primarily due to increased salary expenses related to an increase in engineering regular headcount of 49 employees. Research and development expenses decreased for the fiscal year ended January 31, 2003 from the fiscal year ended January 31, 2002 due to the redeployment of engineers from research and development activities to engineering professional services activities, which were classified as costs of technology revenues.

Sales and marketing expenses.

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include sales and marketing—related parties expense. These expenses consist of cash and non-cash charges related primarily to agreements with parties that held stock in us.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Sales and marketing expenses	$18,947	$48,117	$104,897
Change from prior fiscal year	-61%	-54%	-31%
Percentage of net revenues	13%	50%	NM

•	Sales and marketing expenses (not including related parties).

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Sales and marketing expenses	$11,255	$17,629	$29,065
Change from prior fiscal year	-36%	-39%	-70%
Percentage of net revenues	8%	18%	NM

The largest contributor to the reduction of sales and marketing expenses for the fiscal year 2004 was non-related party subsidy expense that decreased $3.8 million from the prior fiscal year. This marketing commitment ended prior to the three months ended April 30, 2003. Additionally, for the fiscal year ended January 31, 2004 as compared to the prior fiscal year, partner co-marketing expenses decreased by $2.1 million due to decreased activity.

The largest contributor to the reduction of total sales and marketing expenses for the fiscal year ended January 31, 2003, in terms of absolute dollars, was ad media placement that decreased by 99% or $9.5 million. Other contributors were public relation expense and trade show expense that declined year over year by 49% or $975,000 and by 75% or $733,000, respectively. We expect our marketing expenses for the fiscal year ending January 31, 2005 to be higher then the fiscal year ended January 31, 2004 due to increased subscription acquisition activities.

•	Sales and marketing—related parties expenses.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
Sales and marketing—related parties expenses–cash	$6,062	$16,368	$62,213
Sales and marketing—related parties expenses–non cash	1,630	14,120	13,619

Total sales and marketing—related parties expenses	$7,692	$30,488	$75,832

Change from prior fiscal year	-75%	-60%	41%
Percentage of net revenues	5%	32%	NM

The cash portion of sales and marketing—related parties expenses was comprised of revenue share and manufacturing subsidy payments to Philips, Sony, Maxtor, and DIRECTV. Also included were media insertion orders paid to NBC and AOL. During the fiscal year ended January 31, 2004, revenue share and subsidy expense decreased by 47% or $5.3 million, compared to fiscal year 2003. This decrease was a result of renegotiated contracts with DIRECTV and lower manufacturing volumes by related party consumer electronic manufacturers. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions. The non-cash portion is related to the amortization of prepaid marketing expense related to warrants or common stock issued for services to AOL Time Warner (AOL), Creative Artists Agency, LLC, and DIRECTV. During the fiscal year ended January 31, 2003, $11.6 million was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense associated with the June 2000 Investment Agreement with AOL which was terminated by the Funds Release Agreement in April 2002. The remainder of these prepaid marketing expenses was fully amortized on a straight-line basis during the fiscal year ended January 31, 2004.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except percentages)
General and administrative expenses	$16,296	$14,465	$18,875
Change from prior fiscal year	13%	-23%	21%
Percentage of net revenues	12%	15%	NM

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the fiscal year 2004 increased compared to the prior fiscal year primarily due to increased legal expenses of $2.5 million for ongoing and settled lawsuits. A 30% reduction in consulting expenses largely contributed to the reduction in total expenses for the fiscal year ended January 31, 2003 compared to the prior fiscal year.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the fiscal year ended January 31, 2004 decreased by 89% from the prior fiscal year. The decrease was a result of the receipt of a one-time payment of $3.9 million in interest earned on the restricted cash from the agreement with AOL that was released from the escrow account to us in April 2002. This same receipt of a one-time interest income payment in the fiscal year 2003 contributed to double the amount of interest income recognized for the fiscal year 2003 compared to the fiscal year 2002.

Interest expense and other. Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Interest expense and other for the fiscal year ended January 31, 2004 decreased 65% from the prior fiscal year primarily due to fewer conversions of the convertible notes payable. Non-cash interest expense for the same period included $4.5 million attributable to the accelerated accretion of the discount due to the NBC conversion and $3.6 million from the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of other convertible notes, respectively. During fiscal year ended January 31, 2003 non-cash interest expense was $24.2 million attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes, the amortization of the issuance of warrants to noteholders, the value of the additional shares resulting from the temporary incentive conversion price reduction, and the amortization of debt issuance costs for the convertible notes.

Cash interest expense for the fiscal years ended January 31, 2004, 2003, and 2002 was primarily comprised of $732,000, $2.0 million, and $1.0 million, respectively, for coupon interest expense on the convertible notes. Cash interest expense – related parties for the fiscal years ended January 31, 2004, 2003, and 2002 consisted primarily of $669,000, $1.3 million, and $1.6 million, respectively, for coupon interest expense on the convertible notes and interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Cash interest expense	$772	$2,000	$1,079
Cash interest expense – related parties	671	1,345	1,643

Total cash interest expense	1,443	3,345	2,722
Total non-cash interest expense	8,139	24,210	4,553

Total interest expense	9,582	27,555	7,275
Total other expenses	5	14	99

Total interest expense and other	$9,587	$27,569	$7,374

Change from prior fiscal year	-65%	279%	NM

Provision for income taxes. Income tax expense for the fiscal years ended January 31, 2004 and 2003 was primarily due to franchise taxes paid to various states and foreign withholding taxes. Income tax expense for the fiscal year 2002 was due to tax withheld by the government of Japan as foreign source income tax from payments made by Sony Corporation under the terms of our technology licensing agreement with Sony.

Series A convertible preferred stock dividend. Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. Pursuant to the terms of the Funds Release Agreement dated April 29, 2002, AOL, the sole preferred stockholder, waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002. On April 30, 2002, we repurchased 1.6 million shares of our Series A convertible preferred stock. On September 13, 2002, the remaining 1,111,861 outstanding shares of Series A convertible preferred stock were converted into an equal number of shares of our common stock. The dividends payable for the fiscal year ended January 31, 2004 were therefore zero compared to $220,000 and $3.0 million for the fiscal years ended January 31, 2003 and 2002.

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

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At January 31, 2004, we had $143.2 million of cash and cash equivalents. For the fiscal year ending January 31, 2005 we plan to significantly increase our investment in subscription acquisition activities with a focus on growing TiVo Service subscriptions. We believe our cash and cash equivalents and funds generated from operations represent sufficient resources to fund operations, capital expenditures, and working capital needs through the fiscal year ending January 31, 2005.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flow provided by operations, by financing activities, and our revolving line of credit facility with Silicon Valley Bank. Although we currently anticipate that our available funds and cash flows from operations will be sufficient to meet our cash needs through the fiscal year ending January 31, 2005, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that the additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors That May Affect Future Operating Results” below for further discussion.

The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Net cash used in operating activities	$(7,703)	$(33,170)	$(120,836)
Net cash used in investing activities	(2,391)	(1,359)	(3,262)
Net cash provided by financing activities	109,128	26,403	51,951

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities from fiscal year 2003 to 2004 was primarily attributable to the reduction in net loss incurred in the fiscal year 2004 compared to 2003. The primary change in net loss was continued reductions in sales and marketing expenses for revenue share and subsidy expense. Also contributing to the reduction in net loss was increased revenue from subscriptions. The decrease in net cash used in operations was partially offset by the decrease in non-cash interest expense in the fiscal year 2004 because of fewer conversions of convertible notes payable. Non-cash interest expense included $4.5 million attributable to the accelerated accretion of the discount due to the NBC conversion during the fiscal year 2004.

The decrease in net cash used in operating activities from fiscal year 2002 to 2003 was primarily attributable to the reduction in net loss incurred for the fiscal year 2003 compared to 2002. As above, the primary change in net loss was continued reductions in sales and marketing expenses for revenue share and subsidy expense and increased revenue from subscriptions. Additionally, contributing to the increase in revenues were technology revenues. The decrease in net cash used in operations was partially offset by an increase in non-cash interest expense in the fiscal year 2003 because of conversions of convertible notes payable and the purchase of inventories as we began to sell TiVo-enabled DVRs to retailers and through our website.

Cash from deferred revenues has increased because we sell product lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for both the fiscal years 2004 and 2003 were primarily attributable to increased purchases of property and equipment to support our business. Additionally, during the fiscal year 2004, we acquired intangible assets in exchange for the issuance of common stock because of the Strangeberry Inc. acquisition and in exchange for the issuance of common stock for acquisition of patent rights.

Financing Activities

The principal source of cash generated from financing activities relates to the issuance of common stock in registered public offerings. These transactions generated an aggregate of $101.0 million in cash, less cash financing expense of $843,000 and $25.0 million in cash, less financing expenses of $650,000 for fiscal years 2004 and 2003, respectively. Additionally, $7.2 million and $1.5 million were obtained from the issuance of common stock for stock options exercised for fiscal years 2004 and 2003, respectively. The issuance of common stock through our employee stock purchase plan generated $1.7 million and $1.3 million, respectively, for fiscal years 2004 and 2003.

Financing Agreements

January 2004 Common Stock Offering. On January 30, 2004, we issued 8,000,000 shares of our common stock, par value $.001 per share, at $9.30 per share to institutional investors managed by a large investment management firm headquartered in Boston. The issuance of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-106731). Our net proceeds from this sale were approximately $74.1 million after deducting our estimated offering expenses (see Item 8. Note 9. “Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity”). We intend to use the net proceeds for general corporate purposes, primarily to fund sales, marketing and customer acquisitions, and secondarily to fund research and development, capital expenditures and working capital. Pending the application of the net proceeds, we expect to invest the proceeds in investment-grade, interest-bearing securities.

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. As a result of the January 2004 common stock offering described above, there is $25,600,000 of remaining availability under this shelf registration statement. On March 18, 2004, we filed a new universal shelf registration statement on Form S-3 (No. 333-113719) that, when declared effective, will increase the securities we may issue under the combined registration statements to $100,000,000. Depending upon market conditions, we may issue securities under these or future registration statements.

July 2003 Common Stock Offering. On July 1, 2003, we issued approximately 2.9 million shares of our common stock, par value $.001 per share, at $9.26 per share. Net proceeds were approximately $26.1 million after deducting our cash offering expenses of approximately $500,000. We used the net proceeds for general corporate purposes.

October 2002 Common Stock Offering. On October 7, 2002, we executed a purchase agreement with certain institutional investors to issue and sell 6,963,788 shares of our common stock, par value $.001 per share, for a per share purchase price of $3.59 and an aggregate purchase price of $25.0 million, plus warrants to purchase 1,323,120 shares of our common stock with a term of three years and an exercise price of $5.00 per share and warrants to purchase an additional 1,323,120 shares of our common stock with a term of four years and an exercise price of $5.00 per share. The offering closed on October 8, 2002 with net proceeds of approximately $24.3 million after deducting our cash offering expenses of approximately $650,000. We used the net proceeds from this offering for general corporate purposes.

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002.

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions. During this period, $22.7 million in principal amount of the $43.2 million outstanding principal amount of the notes was converted into an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22.7 million principal amount of notes at $3.99 per share.

Loan and Security Agreement. On July 17, 2003, we entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to us a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2.0 million). The line of credit is secured by a first priority security interest on all of our assets except for our intellectual property. We are required to maintain at least $2.0 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At January 31, 2004, we were in compliance with these covenants and had zero amounts outstanding under the line of credit. The line of credit terminates and all borrowings are due on June 30, 2004, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of January 31, 2004, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Operating leases	$10,069	$3,233	$6,836	$—	—
Purchase obligations	9,307	9,307	—	—	—
Long-term convertible notes payable at face value	10,450	—	10,450	—	—
Coupon interest on long-term convertible notes payable	2,249	731	1,518	—	—

Total contractual cash obligations	$32,075	$13,271	$18,804	$—	$—

Other commercial commitments as of January 31, 2004, were as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the fiscal years ended January 31, 2004, 2003, and 2002 our net loss attributable to common stockholders was ($32.0) million, ($82.3) million, and ($160.7) million, respectively. As of January 31, 2004, we had an accumulated deficit of ($577.3) million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.

The DVR market is rapidly evolving and we expect to face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition cost that could adversely affect our ability to reach sustained profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by consumer electronics companies, and DVRs offered by cable and satellite operators.

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

•	DVRs: ReplayTV has been our primary competitor in the standalone DVR market, offering products with some enhanced DVR functionality. ReplayTV was acquired by D&M Holdings in 2003. D&M Holdings is the parent company of Denon and Marantz, manufacturers of premium audio and video consumer electronics products. In addition, a number of companies have introduced or announced plans for DVRs that can record HD content, including RCA and Lucky Goldstar.

•	DVD devices with integrated DVRs: Several consumer electronics companies, including Thomson Multimedia and Panasonic, are producing DVRs integrated with DVD players or DVD recorders. In general, these products do not require DVR service fees, and offer basic DVR functionality.

•	Personal computers with DVR software: Several companies are developing DVR software for PC and PC-related platforms. For example, Microsoft’s Windows XP Media Center Edition contains expanded digital media features including some enhanced DVR functionality.

Satellite and Cable DVR Competitors. The DIRECTV satellite receiver with TiVo service competes against other cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. In July 2002, EchoStar released the DishPVR 721, which offers a limited DVR feature set. EchoStar has also released the DishPVR 921, system for High Definition signals. Additionally, it is possible that NDS will begin working with DIRECTV to provide additional DVR technology to DIRECTV customers.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. This product combines digital and analog cable reception with dual-tuner DVR functionality. Motorola has announced its own plans for integrated cable DVRs. In addition, Motorola has announced plans to build integrated cable DVRs for cable operator Charter Communications using Moxi Media Center software from Digeo. Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows other than using DVRs.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

Established competition for advertising budgets. Digital video recorder services, in general, and TiVo, specifically, also compete with traditional advertising media such as print, radio, and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

We depend on a limited number of third parties to manufacture, distribute, and supply critical components and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.

The TiVo service is enabled through the use of a DVR made available by us through a third-party contract manufacturer and a limited number of other third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service. For example:

•	NEC is the sole supplier of the CPU and application specific integrated circuit semiconductor devices;

•	Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

•	Amtek is the sole supplier of the chassis; and

•	ATMEL is the sole supplier of the secure microcontroller semiconductor device.

Because we do not require customized components from NEC, Broadcom, Amtek, or ATMEL suppliers, we do not have binding supply agreements with these suppliers. Therefore, they are not contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

Tribune is the sole supplier of the program guide data for the TiVo service. On January 12, 2004, we executed a new Television Listings Data Agreement with Tribune Media Services, Inc. (“Tribune”), the current sole supplier of program guide data for the TiVo service. This agreement supersedes our existing television listing agreement with Tribune, which was originally executed in 1998.

If our arrangements or our consumer electronics manufacturers’ arrangements with NEC, Broadcom, Amtek, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

Intellectual property claims against us could be costly and could result in the loss of significant rights.

From time to time, we receive letters form third parties alleging that we are infringing their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these letters. In addition, if any of these third parties or others were to sue us, our business could be harmed because intellectual property litigation may:

•	be time-consuming and expensive;

•	divert management’s attention and resources away from our business;

•	cause delays in product delivery and new service introduction;

•	cause the cancellation of new products or services; or

•	require us to pay significant royalties and/or licensing fees.

The emerging enhanced-television industry is highly litigious, particularly in the area of on-screen program guides. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. For example, we are aware of multiple patents for pausing live television. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

Under our agreements with many of our manufacturing and licensing partners, we are obligated to indemnify them in the event that our technology infringes upon the intellectual property rights of third parties. Due to these indemnity obligations, we could be forced to incur material expenses if our manufacturing and licensing partners are sued. If they were to lose the lawsuit, our business could be harmed. In addition, because the products sold by our manufacturing and licensing partners often involve the use of other persons’ technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the product in question, even if the claim does not pertain to our technology.

Pending intellectual property litigations. On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case filed against us in 2001 by Pause Technology LLC in the United States District Court for the District of Massachusetts. The court ruled that our software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in our favor. On March 3, 2004, Pause Technology filed a notice of appeal to the United States Court of Appeal for the Federal Circuit, appealing the February 6, 2004 summary judgment ruling in favor of TiVo. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $4.2 million legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the digital video recorder industry. These organizations or individual media companies may attempt to require companies in the digital video recorder industry to obtain copyright or other licenses. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs, and adversely affect our business.

We are highly dependent on our relationship with DIRECTV for subscription growth.

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motors 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. It is possible that DIRECTV under News Corp. could seek to transition to an alternative DVR technology platform, such as that created by NDS, which is majority owned by News Corp. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs.

If our current agreement with DIRECTV expires without being renewed, amended, or replaced, our business could be harmed. A significant number of our new and existing TiVo service subscriptions are DIRECTV customers with TiVo. Our current agreement with DIRECTV does not expire until February 2007. Neither TiVo nor DIRECTV will have any further obligations to each other, if our current agreement with DIRECTV expires without being renewed, amended, or replaced. While DIRECTV would have the right to continue to service existing DIRECTV receivers with TiVo without payment to TiVo, it would not have the right to add new DIRECTV customers with TiVo. And while TiVo would no longer be able to generate additional revenue from the then-current DIRECTV customers with TiVo, TiVo would have no further obligation to provide upgrades, fixes, new features, or software support. DIRECTV, however, also has the option under our current agreement to buy a royalty-bearing software and technology license from TiVo. This license would grant DIRECTV access to our source code and technology to make, modify (with certain exceptions), sell, and distribute DIRECTV receivers with TiVo to add new subscribers after the expiration of our current agreement.

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

As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. DVR services are a relatively new product category for consumers and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

We face a number of challenges in the sale and marketing of the TiVo service and products that enable the TiVo service.

Our success depends upon the successful retail marketing of the TiVo service and related DVRs, which began in the third quarter of calendar year 1999.

Many consumers are not aware of the benefits of our products. DVR products and services represent a relatively new consumer electronics category. Retailers, consumers, and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo service since 1999 and many consumers are not aware of its benefits and therefore, may not value the TiVo service and products that enable the TiVo service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we will need to continue to reduce our costs and lower the price of our DVR. The availability of competing services that do not require subscription fees will harm our ability to effectively attract and retain subscriptions. In addition, DVRs that enable the TiVo service can be used to pause, rewind, and fast-forward through live shows without an active subscription to the TiVo service. If a significant number of purchasers of the TiVo-enabled DVRs use these devices without subscribing to the TiVo service or cancel their existing subscriptions, our revenue growth will decline and we may not achieve profitability.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, and video on demand. See “We face intense competition from a number of sources, which may impair our revenues and ability to generate subscriptions.”

Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional, and other strategic partners. Faced with this competition, we may be unable to effectively differentiate the DVR or the TiVo service from other consumer electronics devices or entertainment services.

We compete with digital cable and satellite DVRs. Cable and satellite service providers are accelerating deployment of integrated cable and satellite receivers with DVRs that bundle basic DVR services with other digital services and do not require their customer to purchase hardware. If we are not able to enter into agreements with these service providers to embed the TiVo service into their offerings, our ability to attract their subscribers to the TiVo service would be limited and our business, financial condition and results of operations would be harmed.

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

In previous agreements, we have agreed to share a substantial portion of our subscription and other fees with some of our customers and consumer electronics manufacturing companies in exchange for manufacturing, distribution and marketing support, and discounts on key components for DVRs. Under these agreements, we may be required to share substantial portions of the subscription and other fees attributable to the same subscription with multiple companies. These agreements also require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of digital video recorders, and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

If we are unable to create multiple revenue streams, we may not be able to cover our expenses.

Although our initial success depends on building a significant customer base and generating subscription fees from the TiVo service, our long-term success will depend on securing additional revenue streams such as:

•	licensing;

•	advertising;

•	audience measurement research;

•	revenues from programmers; and

•	electronic commerce.

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions and strategic partners will seriously harm our ability to support new services and develop new revenue streams.

If we are unable to introduce new products or services, or if our new products and services are unsuccessful, the growth in our subscription base and revenues may suffer.

To attract and retain subscriptions and generate revenues, we must continue to add functionality and content and introduce products and services which embody new technologies and, in some instances, new industry standards. This challenge will require hardware and software improvements, as well as new collaborations with programmers, advertisers, network operators, hardware manufacturers, and other strategic partners. These activities require significant time and resources and may require us to develop and promote new ways of generating revenue with established companies in the television industry. These companies include television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers. In each of these examples, a small number of large companies dominate a major portion of the market and may be reluctant to work with us to develop new products and services for digital video recorders. If we are unable to further develop and improve the TiVo service or expand our operations in a cost-effective or timely manner, our ability to attract and retain customers and generate revenue will suffer.

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

We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely affect our billing and reporting. To manage the expected growth of our operations, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. For example, we replaced our accounting and billing system at the beginning of August 2000. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers and cause harm to our reputation and brand. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could also result in errors in our financial and other reporting.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these lifetime subscriptions use the DVR for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of January 31, 2004, we had approximately 14,000 product lifetime subscriptions that had exceeded the four-year period we use to recognize lifetime subscription revenues.

Tiered pricing for the TiVo service may reduce our average revenue per user.

We may elect to offer additional tiers of the TiVo service at various price points, which may have the effect of reducing our average revenue per user.

The nature of some of our relationships may restrict our ability to operate freely in the future.

From time to time, we may engage in discussions with other parties concerning relationships, which may include equity investments by such parties in our company. We currently have such relationships with companies, including DIRECTV and Sony. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on the operation of our business in the future.

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances or product recalls.

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

We have agreed to subsidize the cost of manufacturing DVRs, which may adversely affect our operating results and ability to achieve profitability.

In prior years, we entered into agreements with our consumer electronics manufacturers to manufacture DVRs that enable the TiVo service. In certain agreements, we agreed to pay our manufacturers a per-unit subsidy for each DVR that they manufactured and sold. The amount of the payments varied depending upon the manufacturing costs and selling prices. Under some of these arrangements, we paid a portion of the subsidy when the DVR was shipped, and we did not receive any revenues related to the unit until the unit was sold and the purchaser activated the TiVo service. We may make additional subsidy payments in the future to consumer electronic and other manufacturers in an effort to maintain a commercially viable retail price for the DVRs and other devices that enable the TiVo service.

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

Entertainment companies may claim that some of the features of our DVRs violate copyright laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, one of our former competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed, and when the TiVoToGoTM service is released, the ability to transfer recordings from a TiVo-enabled DVR to a PC. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our former competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

We have filed a patent infringement lawsuit against EchoStar Communications Corporation and may incur significant expenses as a result, and an adverse outcome could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent, and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to TiVo’s complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. TiVo intends to oppose these motions. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

We could be prevented from selling or developing our TiVo software if the GNU General Public License governing the Linux operating system and Linux kernel and similar licenses under which our product is developed and licensed is not enforceable.

The Linux kernel and the Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified, and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect our manufacturing and other customer and supplier relationships. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in our TiVo software that runs on a Linux-based operating system. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our TiVo software and would adversely effect our business.

If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from

September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that our IPO underwriters solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in our IPO and in the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in our IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

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

The delivery of television programming and the collection of viewing information from subscriptions via the TiVo service and a DVR represent a relatively new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded to apply to the TiVo service, which could adversely affect our business. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business.

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

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. These new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. We expect these developments to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations. Additionally, we will have to comply with Section 404 of the

Sarbanes-Oxley Act beginning with our fiscal year ending January 31, 2005 which will require our management to report on the adequacy of our internal control over financial reporting and requires our independent auditors to provide a related attestation as to management’s evaluation. If we are not successful in complying with these requirements, our business could be harmed.

The current legislative and regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for stock options, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including with respect to the recognition of revenue from our lifetime subscriptions, our results of operations could be significantly impacted.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our chief executive officer or the holders of 50% or more of our common stock. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide that directors may be removed only for cause by a vote of a majority of the stockholders and that vacancies on the board of directors created either by resignation, death, disqualification, removal or by an increase in the size of the board of directors may be filled by a majority of the directors in office, although less than a quorum. Our Amended and Restated Certificate of Incorporation also provides for a classified board of directors and specifies that the authorized number of directors may be changed only by resolution of the board of directors.

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of April 1, 2004. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

These provisions of Delaware law, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and our Rights Agreement could make it more difficult for us to be acquired by another company, even if our acquisition is in the best interests of our stockholders. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

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

Factors that may affect our quarterly operating results include:

•	demand for TiVo-enabled DVRs and the TiVo service;

•	the timing and introduction of new services and features on the TiVo service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic relationships;

•	entering into new or terminating existing strategic partnerships;

•	changes in the subsidy payments we make to certain strategic relationships;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our licensing agreements;

•	loss of subscriptions to the TiVo service; and

•	general economic conditions.

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

Several of our significant stockholders own a substantial number of our shares. As of January 31, 2004, AOL owned 6,726,890 shares of our common stock. As of January 31, 2004 Hughes Electronics Corporation owned 3,386,601 shares of our common stock and presently exercisable warrants to purchase an additional 155,941 shares (of which 149,291 were exercised by Hughes on March 10, 2004). We have granted Hughes demand and piggyback registration rights with respect to the shares issuable upon exercise of their warrants and Hughes may sell their shares in registered offerings pursuant to their registration rights, and AOL and Hughes may sell their shares in accordance with Rule 144 under the Securities Act.

In addition, in August 2001, we issued $51.8 million in principal amount of our convertible senior notes due 2006, of which, as of January 31, 2004, there was $10.5 million in principal amount still outstanding. As of January 31, 2004, these notes were convertible into a maximum of 2,619,048 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,682,600 shares of our common stock, all of which were still outstanding as of January 31, 2004. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of January 31, 2004, options to purchase a total of 13,213,370 shares were outstanding under our option and equity incentive plans, and there were 12,509,194 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

Future sales of the shares of the common stock described above, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, as well as the shares issuable upon conversion or exercise of our outstanding convertible notes and warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 1, 2004, our common stock has closed between $71.50 per share and $2.55 per share, closing at $9.15 on April 1, 2004. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report and undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the captions “Part I, Item 1, Business,” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

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

We are subject to fluctuating interest rates that may affect, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

The table below presents principal amounts and related weighted average interest rates as of January 31, 2004 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$143,235
Average interest rate		1.05%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 49 to 84 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the “Company”) as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

March 3, 2004

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2004	January 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$143,235	$44,201
Accounts receivable, net of allowance for doubtful accounts of $17 and $8	10,631	5,839
Accounts receivable-related parties	1,500	1,271
Inventories	8,566	7,273
Prepaid expenses and other	2,352	2,376
Prepaid expenses and other-related parties	2,832	2,851

Total current assets	169,116	63,811
LONG-TERM ASSETS
Property and equipment, net	8,695	12,143
Intangible assets, net	2,201	—
Prepaid expenses and other	611	1,392
Prepaid expenses and other-related parties	3,268	4,974

Total long-term assets	14,775	18,509

Total assets	$183,891	$82,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,028	$15,260
Accrued liabilities	15,245	13,980
Accrued liabilities-related parties	880	3,359
Deferred revenue	36,578	24,000
Deferred revenue-related parties	1,814	6,077

Total current liabilities	69,545	62,676
LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	6,005	4,265
Convertible notes payable-related parties (face value $0 and $10,000, respectively)	—	3,920
Deferred revenue	41,895	32,373
Deferred rent and other	814	3,783

Total long-term liabilities	48,714	44,341

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share amounts)

	January 31, 2004	January 31, 2003
Total liabilities	118,259	107,017
COMMITMENTS AND CONTINGENCIES (see Note 16)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 79,588,476 and 63,918,686, respectively	80	64
Additional paid-in capital	644,064	522,101
Deferred compensation	(1,262)	—
Prepaid marketing expense	—	(1,003)
Note receivable-related parties	—	(627)
Accumulated deficit	(577,250)	(545,232)

Total stockholders’ equity (deficit)	65,632	(24,697)

Total liabilities and stockholders’ equity (deficit)	$183,891	$82,320

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year Ended
	January 31, 2004	January 31, 2003	January 31, 2002
Revenues
Service and technology revenues (includes $19,725, $22,068 and $100 of revenues-related parties for the fiscal years ended January 31, 2004, 2003 and 2002, respectively)	$77,357	$60,170	$19,397
Hardware revenues	72,882	45,620	—
Rebates, revenue share, and other payments to channel (includes $103 and $605 of contra-revenues-related parties for the fiscal years ended January 31, 2004 and 2003, respectively)	(9,159)	(9,780)	—

Net revenues	141,080	96,010	19,397
Costs of revenues
Costs of service and technology revenues	31,314	25,152	19,914
Cost of hardware revenues	74,836	44,647	—

Total cost of revenues	106,150	69,799	19,914

Gross margin (loss)	34,930	26,211	(517)

Research and development	22,167	20,714	27,205
Sales and marketing (includes $7,692, $30,488, $75,832 of sales and marketing-related parties for the fiscal years ended January 31, 2004, 2003 and 2002, respectively)	18,947	48,117	104,897
General and administrative	16,296	14,465	18,875

Total operating expenses	57,410	83,296	150,977

Loss from operations	(22,480)	(57,085)	(151,494)
Interest income	498	4,483	2,163
Interest expense and other (includes $671, $1,345 and $1,643 interest expense-related parties for the years ended January 31, 2004, 2003 and 2002, respectively)	(9,587)	(27,569)	(7,374)

Loss before income taxes	(31,569)	(80,171)	(156,705)
Provision for income taxes	(449)	(425)	(1,000)

Net loss	(32,018)	(80,596)	(157,705)
Less: Series A redeemable convertible preferred stock dividend	—	(220)	(3,018)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	(1,445)	—

Net loss attributable to common stockholders	$(32,018)	$(82,261)	$(160,723)

Net loss per common share basic and diluted	$(0.48)	$(1.61)	$(3.74)

Weighted average common shares used to calculate - basic and diluted	66,784,143	51,218,918	42,956,310

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable - Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 31, 2001	1,111,861	$1	43,430,023	$43	$406,294	$(2,786)	$(48,458)	$(2,509)	$(302,248)	$50,337
Series A redeemable convertible preferred stock dividend declared, $1.11 per share	—	—	—	—	—	—	—	—	(3,018)	(3,018)
Issuance of common stock for cash, net of issuance costs	—	—	2,147,239	2	13,823	—	—	—	—	13,825
Adjustment to reduce issuance costs accrued in prior year	—	—	—	—	205	—	—	—	—	205
Recognition of marketing expenses-related party	—	—	—	—	—	—	21,726	—	—	21,726
Issuance of common stock warrants for marketing services	—	—	—	—	85	—	—	—	—	85
Issuance of common stock related to employee stock purchase plan	—	—	313,482	—	1,206	—	—	—	—	1,206
Issuance of common stock related to exercise of common stock options	—	—	202,073	—	503	—	—	—	—	503
Common stock repurchases	—	—	(57,608)	—	(61)	—	—	—	—	(61)
Amortization of value of warrants-related parties	—	—	—	—	—	—	7,198	—	—	7,198
Conversion of notes payable	—	—	1,376,146	2	7,498	—	—	—	—	7,500
Issuance costs related to issuance of common stock for conversion of notes payable	—	—	—	—	(571)	—	—	—	—	(571)
Issuance of warrants to convertible noteholders	—	—	—	—	9,608	—	—	—	—	9,608
Issuance of warrants to investment bankers for convertible notes payable	—	—	—	—	552	—	—	—	—	552
Amount of beneficial conversion of convertible notes payable	—	—	—	—	11,127	—	—	—	—	11,127
Amortization of prepaid marketing expense	—	—	—	—	—	—	5,351	—	—	5,351
Amortization of note receivable	—	—	—	—	—	—	—	941	—	941

The accompanying notes are an integral part of these statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable - Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Reversal of deferred compensation	—	—	—	—	(440)	440	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	1,247	—	—	—	1,247
Net loss	—	—	—	—	—	—	—	—	(157,705)	(157,705)

BALANCE JANUARY 31, 2002	1,111,861	1	47,411,355	47	449,829	(1,099)	(14,183)	(1,568)	(462,971)	(29,944)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(1,445)	(1,445)
Series A redeemable convertible preferred stock dividend declared, $.08 per share	—	—	—	—	—	—	—	—	(220)	(220)
Conversion of Series A convertible preferred stock to common stock	(1,111,861)	(1)	1,111,861	1	—	—	—	—	—	—
Amortization of prepaid marketing related to value of warrants	—	—	—	—	—	—	11,615	—	—	11,615
Issuance of common stock and warrants for cash, $3.59 per share	—	—	6,963,788	7	24,993	—	—	—	—	25,000
Issuance costs related to issuance of common stock and warrants for cash	—	—	—	—	(650)	—	—	—	—	(650)
Issuance of common stock for conversion of notes payable, $3.99 per share	—	—	275,438	—	1,099	—	—	—	—	1,099
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(65)	—	—	—	—	(65)
Issuance of common stock for conversion of notes payable, $3.70 per share	—	—	6,135,400	6	25,314					25,320
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(1,321)	—	—	—	—	(1,321)
Issuance of common stock for payment of accrued liabilities	—	—	1,012,915	1	3,999	—	—	—	—	4,000
Additional amount of beneficial conversion of convertible notes payable due to reset to $4.21	—	—	—	—	13,416	—	—	—	—	13,416
Additional amount of beneficial conversion of convertible notes payable due to reset to $3.99	—	—	—	—	3,251	—	—	—	—	3,251
Issuance of common stock related to employee stock purchase plan	—	—	387,493	1	1,274	—	—	—	—	1,275
Issuance of common stock related to exercise of common stock options	—	—	620,436	1	1,535	—	—	—	—	1,536
Amortization of prepaid marketing expense	—	—	—	—	—	—	1,565	—	—	1,565

The accompanying notes are an integral part of these statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable - Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Amortization of note receivable	—	—	—	—			—	941	—	941
Issuance of common stock warrants for marketing services	—	—	—	—	23	—	—	—	—	23
Reversal of deferred compensation	—	—	—	—	(596)	596	—	—	—	—
Recognition of stock-based compensation expense	—	—	—	—	—	503	—	—	—	503
Net loss	—	—	—	—	—	—	—	—	(80,596)	(80,596)

BALANCE JANUARY 31, 2003	—	—	63,918,686	64	522,101	—	(1,003)	(627)	(545,232)	(24,697)
Issuance of common stock for cash @ $9.26 per share, net of issuance costs	—	—	2,875,000	3	26,120	—	—	—	—	26,123
Issuance of common stock for cash @$9.30 per share, net of issuance costs	—	—	8,000,000	8	74,049	—	—	—	—	74,057
Issuance of common stock for conversion of notes payable, $3.99 per share	—	—	2,506,265	3	9,997	—	—	—	—	10,000
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(435)	—	—	—	—	(435)
Issuance of common stock for purchase of intangible asset	—	—	216,760	—	1,851	—	—	—	—	1,851
Issuance of restricted common stock to employees, deferred compensation	—	—	108,382	—	925	(925)	—	—	—	—
Deferred compensation from issuance of stock options with exercise prices below fair market value	—	—	—	—	140	(140)	—	—	—	—
Deferred compensation form issuance of compensatory restricted common stock to employee	—	—	35,000	—	370	(370)	—	—	—	—
Recognition of stock based compensation expense	—	—	—	—	—	173	—	—	—	173
Issuance of common stock related to exercise of common stock options	—	—	1,520,287	2	7,212	—	—	—	—	7,214
Issuance of common stock related to employee stock purchase plan	—	—	408,096	—	1,734	—	—	—	—	1,734
Amortization of prepaid marketing expense	—	—	—	—	—	—	1,003	—	—	1,003
Amortization of note receivable	—	—	—	—	—	—	—	627	—	627
Net loss	—	—	—	—	—	—	—	—	(32,018)	(32,018)

BALANCE JANUARY 31, 2004	—	$—	79,588,476	$80	$644,064	$(1,262)	$—	$—	$(577,250)	$65,632

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31, 2004	Year Ended January 31, 2003	Year Ended January 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,018)	$(80,596)	$(157,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,489	6,757	6,790
Leasehold improvement impairment	—	605	250
Issuance of common stock warrants for marketing services	—	23	85
Amortization of prepaid marketing expense	1,003	1,565	5,351
Amortization of prepaid advertising –related parties	—	5,000	8,100
Non-cash interest expense	8,139	24,200	4,553
Amortization of prepaid marketing related to value of warrants	—	11,615	7,198
Recognition of prepaid marketing expense	—	—	21,726
Recognition of stock-based compensation expense	173	503	1,247
Amortization of note receivable	627	941	941
Changes in assets and liabilities:
Accounts receivable, net	(4,792)	(3,654)	(351)
Accounts receivable-related parties	(229)	5,416	(1,871)
Inventories	(1,293)	(7,273)	—
Prepaid expenses and other	(730)	(516)	3,479
Prepaid expenses and other-related parties	19	(310)	(5,843)
Prepaid expenses and other, long-term	781	1,123	—
Prepaid expenses and other-related parties, long-term	1,706	(92)	(4,882)
Accounts payable	(232)	8,257	(14,968)
Accrued liabilities	1,265	5,362	(7,245)
Accrued liabilities-related parties	(2,479)	(23,281)	(23,199)
Notes payable-related parties, short-term	—	(2,262)	2,262
Deferred revenue	12,578	11,214	6,576
Deferred revenue-related parties	(4,263)	(5,350)	11,427
Long-term deferred revenue	9,522	8,821	11,439
Deferred rent and other long-term liabilities	(2,969)	(1,238)	3,804

Net cash used in operating activities	(7,703)	(33,170)	(120,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment, net	(2,041)	(1,359)	(3,262)
Acquisition of intangibles	(350)	—	—

Net cash used in investing activities	(2,391)	(1,359)	(3,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	—	25,000	—
Payment of issuance costs for common stock and warrants	—	(650)	—
Proceeds from issuance of common stock	101,023	—	14,000
Payment of issuance costs for common stock	(843)	—	(175)
Proceeds from issuance of convertible notes payable with warrants	—	—	36,750
Proceeds from issuance of convertible notes payable-related party with warrants	—	—	6,900
Payment of issuance costs for convertible notes payable	—	—	(3,563)
Proceeds from issuance of common stock related to employee stock purchase plan	1,734	1,275	1,206
Proceeds from issuance of common stock related to exercise of common stock options	7,214	1,536	503
Series A redeemable convertible preferred stock dividend	—	(220)	(3,018)

The accompanying notes are an integral part of these statements.

	Year Ended January 31, 2004	Year Ended January 31, 2003	Year Ended January 31, 2002
Repurchase of common stock	—	—	(61)
Reduction of common stock issuance costs from prior year	—	—	205
Net payments under capital lease obligations	—	(538)	(796)

Net cash provided by financing activities	109,128	26,403	51,951

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,034	(8,126)	(72,147)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	44,201	52,327	124,474

Balance at end of period	$143,235	$44,201	$52,327

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(772)	$(2,551)	$(1,075)
Cash paid for interest-related parties	(671)	(2,120)	(1,643)
Reversal of deferred stock-based compensation	—	596	440
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible notes payable to common stock, $3.99 per share	10,000	1,099	—
Issuance costs related to issuance of common stock for conversion of notes payable	—	—	(571)
Acquisition of intangible assets in exchange for common stock	(1,851)	—	—
Issuance of restricted stock, deferred compensation	(925)	—	—
Issuance of compensatory common stock grant at $10.57 per share	(370)	—	—
Deferred compensation recorded from issuance of stock options at option price of $5.00 which is less than FMV of $7.41 per share at grant date – total 58,000 shares	(140)	—	—
Issuance of common stock for conversion of convertible notes payable to common stock, $3.70 per share	—	25,320	—
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $4.21	—	13,416	—
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $3.99	—	3,251	—
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.70 per share	—	(1,321)	—
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.99 per share	(435)	(65)	—
Issuance of common stock for payment of accrued liabilities	—	4,000	—
Interest income recognized on restricted cash	—	3,735	—
Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,445	—
Redemption of shares of Series A convertible preferred stock using restricted cash	—	(48,000)	—
Prepaid advertising received in exchange for convertible notes payable	—	—	8,100
Issuance of common stock for conversion of notes payable	—	—	7,500
Discount on issuance of convertible notes payable	—	—	(9,608)
Beneficial conversion related to convertible notes payable	—	—	(11,127)
Issuance of warrants – non-cash financing expenses	—	—	(552)
Deferred interest income on restricted cash	—	—	(1,631)

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On January 12, 2004, the Company acquired Strangeberry Inc., a small Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television.

TiVo is a provider of technology and services for digital video recorders, or DVRs. The Company has developed a subscription-based television service (the “TiVo service”) that allows consumers to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience research. The TiVo service requires a TiVo-enabled DVR or set-top box. These may be purchased at major consumer electronics retailers throughout the United States or through the Company’s website. Many currently available TiVo-enabled DVRs are broadband-enabled and offer customers the ability to enjoy digital music and photos.

The Company continues to be subject to a number of risks, including the uncertainty of market acceptance of the TiVo service and future profitability; competition; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and its highly dependent relationship with DIRECTV. The Company conducts its operations through one reportable segment. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of annual new subscriptions during and immediately after the holiday shopping season.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

Inventories

TiVo introduced its Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who make the recorders available nationwide in retail stores as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or net realizable value, with cost determined on the first-in, first-out method (see Note 13. “Sales of Series2 Platform”).

Accounts Receivable – Related Parties

Accounts Receivable–related parties consist of amounts owed to the Company from companies such as DIRECTV, Inc. (“DIRECTV”), Philips Business Electronics B.V. (“Philips”), Maxtor Corporation (“Maxtor”), and Sony Corporation of America (“Sony”). These receivables are comprised of subscription revenue collected from subscribers on the Company’s behalf, volume discounts and amounts owed under technology revenue contracts.

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

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed. The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to its customers is short and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized. The software acquired in connection with the acquisition of Strangeberry Inc. had achieved technological feasibility as of the date of the acquisition, as a working model had existed for this product.

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the long-term portion of rent and related property taxes and insurance for the Company’s vacant sales office (See Note 16. Commitments and Contingencies).

Revenue Recognition and Deferred Revenue

During the fiscal years ended January 31, 2004, 2003, and 2002 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

Revenues (before rebates, revenue share, and other payments to channel) for the fiscal years ended January 31, 2004, 2003, and 2002, respectively, were as follows:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Revenues
Service revenues	$61,560	$39,261	$19,297
Technology revenues	15,797	20,909	100
Hardware revenues	72,882	45,620	—

Total revenues	$150,239	$105,790	$19,397

Revenues from advertising and research services included in service revenues were not material during these periods. Two different customers, both related parties, generated $5.8 million and $12.7 million of technology revenues, or 4% and 12% of total revenues for the fiscal years ended January 31, 2004 and 2003, respectively. For the fiscal years ended January 31, 2004 and 2003, one customer generated $28.3 million and $22.7 million of hardware revenues, or 19% and 21% of total revenues, respectively.

Service Revenues

Revenue from monthly and annual subscription fees to the TiVo service is recognized over the period benefited and is included in service revenues. TiVo offers a lifetime subscription option for the life of the DVR for a one-time, upfront payment. Subscription revenues from lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR. Additionally included in service revenues are revenues received from the sale of a premium feature package that allows customers to enjoy video, digital music and photos throughout their home.

Technology Revenues

The Company recognizes technology revenue under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition,” as amended. These agreements contain multiple-element arrangements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering professional services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. In some cases, the Company has accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. If the Company is not able to estimate total project revenues, costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

Hardware Revenues

The Company recognizes hardware revenues from the sales of its TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these DVRs are expensed as cost of hardware revenues.

Rebates, Revenue Share, and Other Payments to Channel

In connection with the Company’s adoption of Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)” on February 1, 2002, certain payments to customers are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as “rebates, revenue share, and other payments to channel.”

Deferred Revenue

Deferred revenue consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements of an arrangement.

Research and Development

Research and development expenses consist primarily of employee salaries, related expenses, and consulting fees relating to the development of the TiVo service platform and products that enable the TiVo service. Research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Additionally included are sales and marketing — related parties expenses which consists of cash and non-cash charges related to the Company’s agreements with DIRECTV, Philips, Maxtor, Sony, AOL Time Warner (“AOL”), and Creative Artists Agency, LLC (“CAA”), all of which held stock in the Company.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $455,000, $5.4 million, and $41.9 million for the fiscal years ended January 31, 2004, 2003, and 2002, respectively. Fiscal years 2003 and 2002 included expenses related to AOL, National Broadcasting Company, Inc. (“NBC”), and Discovery Communications, Inc. (“Discovery”) media insertion orders that are classified as sales and marketing —related parties expense.

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense related to the convertible notes payable. Additionally included are cash charges for interest expense payable to Comdisco (See Note 16. “Commitments and Contingencies”). Included in interest expense– related parties are cash charges for coupon interest expense related to the convertible notes and cash charges for interest expense payable according to negotiated deferred payment schedules. Included in non-cash interest expense is amortization of discount on the convertible notes payable and debt issuance costs. Included in other expenses are amortization of warrants issued to Comdisco, letter of credit fees and tax penalties. The following table summarizes the components of interest expense and other:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Cash interest expense	$772	$2,000	$1,079
Cash interest expense – related parties	671	1,345	1,643

Total cash interest expense	1,443	3,345	2,722
Total non-cash interest expense	8,139	24,210	4,553

Total interest expense	9,582	27,555	7,275
Total other expenses	5	14	99

Total interest expense and other	$9,587	$27,569	$7,374

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock; and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the fiscal year ended January 31, 2004, options to purchase 3,820,033 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. Options to purchase 58,000 shares were granted at exercise prices below the market price of the underlying common stock on the date of grant resulting in $140,000 of deferred compensation and 35,000 shares were granted as a compensatory stock award resulting in $370,000 of deferred compensation. In addition to the stock options granted during the year, 108,382 shares of restricted stock were granted to employees who were former employees of Strangeberry Inc resulting in $925,000 of deferred compensation. Total deferred compensation of $1.4 million was recorded as a result of the stock options granted at below fair market value, stock awards and restricted stock granted during the year, which is being amortized using the accelerated method over a two-year period. Stock based compensation expense recognized for the year was $173,000.

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

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s Employee Stock Purchase Plan for the fiscal years ended January 31, 2004, 2003, and 2002:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(32,018)	$(82,261)	$(160,723)
Add back: stock based compensation expense recognized, net of related tax effects	173	503	1,247
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(14,368)	(15,501)	(15,789)

Net loss attributable to common stockholders, pro forma	$(46,213)	$(97,259)	$(175,265)

Basic and diluted loss per common share, as reported	$(0.48)	$(1.61)	$(3.74)

Basic and diluted loss per common share, pro forma	$(0.69)	$(1.90)	$(4.08)

In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. See Note 10. “ Equity Incentive Plans” for a discussion of the assumptions used in the option-pricing model and estimated grant date fair value of employee stock options.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that, based upon all the available positive and negative evidence, it is not likely that the Company will realize the benefit of a deferred tax asset in the future, the Company establishes a valuation allowance. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if it is determined that the amount of deferred tax assets to be realized is greater or less than the amount recorded. The Company has established valuation allowances on its net deferred tax assets.

Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding excluding repurchasable common stock and unvested restricted stock outstanding of 655,044 shares, 524,268 shares, and 627,880 shares for the fiscal years ended January 31, 2004, 2003, and 2002, respectively. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend, accretion to redemption value of Series A redeemable convertible preferred stock, and the repurchasable common stock from the net loss.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

Number of shares	Fiscal Year Ended January 31,
.	2004	2003	2002
Series A redeemable convertible preferred stock	—	—	1,600,000
Series A convertible preferred stock	—	—	1,111,861
Repurchasable common stock	546,662	524,268	627,880
Unvested restricted stock outstanding	108,382	—	—
Number of common shares issuable for convertible notes payable	2,619,048	5,125,313	8,119,266
Options to purchase common stock	13,213,370	11,438,096	10,634,966
Potential shares to be issued from ESPP	217,163	235,918	204,533
Warrants to purchase common stock	5,504,781	5,800,209	8,539,812

Total	22,209,406	23,123,804	30,838,318

Comprehensive Loss

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

As of January 31, 2004, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,048 shares of the Company’s common stock. The closing price of the Company’s common stock on January 30, 2004, as quoted on the Nasdaq, was $10.75. If converted, the total fair value of these shares at the closing price would have been $28.2 million.

As of January 31, 2003, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,048 shares of the Company’s common stock. The closing price of the Company’s common stock on January 31, 2003, as quoted on the Nasdaq, was $5.17. If converted, the total fair value of these shares at the closing price would have been $13.5 million. The convertible notes payable-related parties long-term, face value of $10,000,000, were convertible (using the conversion price of $3.99 then in effect) into 2,506,265 shares of the Company’s common stock at January 31, 2003. If converted, the total fair value of these shares at the closing price would have been $13.0 million.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. The allowance for doubtful accounts receivable at January 31, 2004 and 2003 was $17,000 and $8,000, respectively. The Company does not consider credit risk associated with accounts receivable—related parties (DIRECTV, Philips, and Hughes) to be significant.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The application of FIN46R is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Fiscal Year Ended January 31,
	2004	2003
	(In thousands)
Furniture and fixtures	$3,456	$3,443
Computer and office equipment	14,708	13,673
Lab equipment	1,296	1,140
Leasehold improvements	4,852	4,852
Capitalized software	7,985	7,395

Total property and equipment	32,297	30,503
Less: accumulated depreciation and amortization	(23,602)	(18,360)

Property and equipment, net	$8,695	$12,143

4.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	Fiscal Year Ended January 31,
	2004	2003
	(In thousands)
Capitalized software	$1,851	$—
Patent rights	350	—

Intangible assets, gross	2,201	—
Less: accumulated amortization	—	—

Intangible assets, net	$2,201	$—

The increase in intangible assets is the fiscal year ended January 31, 2004 relates to the acquisition of Strangeberry Inc. (Note 14. Acquisition of Strangeberry Inc.) and patent rights.

The total amortization related to intangibles was zero for the fiscal year ended January 31, 2004 due to timing of the acquisitions. The total expected future annual amortization related to intangible assets is set forth in the table below:

Estimated Amortization Expense	Annual Amortization
(In thousands)
For the fiscal year ended January 31, 2005	$440
For the fiscal year ended January 31, 2006	440
For the fiscal year ended January 31, 2007	440
For the fiscal year ended January 31, 2008	440
For the fiscal year ended January 31, 2009 and thereafter	441

$2,201

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Fiscal Year Ended January 31,
	2004	2003
	(In thousands)
Compensation and vacation	$4,138	$2,285
Consumer rebates	2,263	4,376
Marketing and promotions	997	3,550
Other	7,847	3,769

Total accrued liabilities	$15,245	$13,980

6.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company accrues for warranty costs for the expected material and labor costs to provide warranty services. The methodology used in determining the liability for product warranty services is based upon historical information and experience. The Company’s warranty accrual is calculated as the total volume of unit sales multiplied by the expected volume of the warranty return rate multiplied by the estimated cost to replace or repair the customers’ warranty returns. The Company offers standard warranties for its TiVo-enabled DVRs consisting of 90 days free labor and one year parts exchange. During the fiscal year ended January 31, 2004 and 2003 the warranty accrual was not material. The Company’s warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example and not a limitation, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. For example, as the Company has disclosed in Note 16, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

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

7.	INCOME TAXES

Under various license agreements, the Company incurred $420,000, $222,000, and $1.0 million in withholding taxes to the government of Japan for the fiscal years ended January 31, 2004, 2003, and 2002, respectively. The payment of this withholding tax generates a deferred tax asset. However, as the Company’s ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $420,000, $222,000, and $1.0 million have been accounted for as a provision for income tax.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2004	2003	2002
	(In thousands)
Expected tax benefit at U.S. federal statutory rate of 35%	$(11,049)	$(28,060)	$(54,847)
State taxes	29	—	—
Foreign withholding tax	420	222	1,000
Foreign rate differential	—	142	—
Net operating loss and temporary differences for which no tax benefit was realized	8,457	21,432	54,838
Non-deductible expenses	2,592	6,689	9

Total tax expense	$449	$425	$1,000

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$165,758	$154,616
Deferred revenue and rent	33,131	25,446
Capitalized research	12,253	7,596
Convertible notes payable	1,912	1,964
Prepaid marketing expense	1,861	17,926
Other	2,589	$3,497
Gross deferred tax assets before valuation allowance	217,504	211,045
Less: valuation allowance	(217,504)	(211,045)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2004, 2003, and 2002 was an increase of $6.5 million, $23.1 million, and $26.7 million, respectively.

As of January 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $401.7 million and $288.5 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2017 through 2023. State net operating loss carryforwards expire beginning in 2005 through 2014.

As of January 31, 2004, unused research and development tax credits of approximately $4.9 million and $5.4 million are available to reduce future federal and California income taxes, respectively. The federal research credit carryforwards will begin to expire, if not utilized in 2023. California research and experimental tax credits carryforward indefinitely until utilized.

Approximately $4.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if subsequently recognized.

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

8.	CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors. TiVo received gross cash proceeds of approximately $36.8 million from non-related party noteholders and $6.9 million from existing stockholders for a total of $43.7 million. In addition, the Company received non-cash proceeds of $8.1 million in the form of advertising and promotional services from Discovery and NBC, who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total gross proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, the Company also paid $5.0 million in October 2001 to NBC for prepaid advertising. Such advertising was expensed as it ran in the period from October 1, 2001 through March 31, 2002.

The August 2001 private placement consisted of the following securities:

•	$51,750,000 of 7% Convertible Senior Notes due 2006. The notes are convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at the current conversion price of $3.99 per share. The total value of the beneficial conversion of $27.8 million as of January 31, 2003 has been recorded as a discount on the convertible notes payable. This discount is being amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five year life of the convertible notes payable or upon conversion, if earlier.

•	Warrants to purchase TiVo common stock. Warrants were issued to noteholders and bankers to purchase a total of 2,536,766 shares and 145,834 shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006. The estimated fair value of the warrants of $5.6 million was determined using the Black-Scholes option-pricing model. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. These five-year warrants remain outstanding as of January 31, 2004.

•	Additional Warrants. As part of the private placement, TiVo issued two additional sets of warrants. The first set of warrants, which expire after one year from date of issuance, unless earlier terminated, gave warrantholders the right to purchase a total of 3,843,582 shares of TiVo common stock at an exercise price of $6.73 per share. The second set of warrants, which expire after five years from date of issuance, unless earlier terminated, gave warrantholders the right to purchase a total of 1,268,384 shares of TiVo common stock at an exercise price of $7.85 per share. These five-year terminable warrants could only be exercised if the one-year warrants had been exercised. The estimated fair value of the warrants of $4.0 million was determined using the Black-Scholes option-pricing model. The principal assumptions for the one-year warrants were: 1-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 3.23%; dividend yield of zero percent; and a volatility of 50%. The principal assumptions used in the Black-Scholes computation for the five-year terminable warrants were: 5-year term; fair market value of the underlying common stock at the date of issuance of $5.61 per share; a risk-free rate of return of 4.42%; dividend yield of zero percent; and a volatility of 50%. None of the one-year warrants was exercised and they expired pursuant to their terms on August 28, 2002. Because none of the one-year warrants was exercised, the attached five-year terminable warrants also expired pursuant to their terms on August 28, 2002.

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

The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share. A beneficial conversion amount of $11.1 million was calculated under EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27) by taking the outstanding face value of the convertible notes payable at November 4, 2001 of $51,750,000 and dividing it by the new conversion price of $5.45. This calculation resulted in 9,495,412 shares being issuable upon conversion of the convertible notes payable. These 9,495,412 shares were then multiplied by $5.61, the closing price of the Company’s common stock at the commitment date of the convertible debt issuance, August 23, 2001, to arrive at $53.2 million. This amount was compared to the initial carrying value of the convertible notes payable of $42.1 million to determine the total beneficial conversion amount as of November 4, 2001 of $11.1 million. This $11.1 beneficial conversion amount was recorded as a discount on convertible notes payable and is being amortized as interest expense over the life of the debt or until the notes are converted to stock.

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

On October 8, 2002, the Company issued 6,963,788 shares of common stock, 3 year warrants to purchase 1,323,120 shares of common stock and 4 year warrants to purchase 1,323,120 shares of common stock to institutional investors for $25.0 million in cash. In accordance with the terms of the indenture, the issuance of these securities triggered a reset to the conversion price on the outstanding convertible notes. Because this transaction was an issuance of common stock and warrants, the indenture governing the convertible notes required the Company to determine the value attributed to the common stock, which it calculated by determining the value to be attributed to the warrants using the Black -Scholes option-pricing model and subtracting the value of the warrants from the combined common stock and warrant value. The warrants were valued using the Black-Scholes model with a fair market value of the Company’s common stock at the date of issuance of $3.50, a strike price of $5.00, a risk free rate of return of 2.25%, a dividend yield of zero percent, and a volatility of 50%. Accordingly, the 3 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2005, were valued at $1.1 million; and the 4 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2006, were valued at $1.4 million, for a total warrant value of $2.5 million or 10% of the total cash proceeds.

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

This adjustment to the conversion price from $4.21 to $3.99 per share resulted in an increase to the value of the beneficial conversion on the notes of $3.3 million. This additional beneficial conversion amount was calculated under EITF 00-27 by taking the outstanding convertible notes face value as of the date of the reset of $44,250,000 and dividing by the new conversion price of $3.99, for a total of 11,090,226 shares to be received by the holders upon conversion at the new conversion price. This number of shares was compared to the number of shares that the outstanding convertible notes had been convertible into prior to the reset of 10,519,689 shares. The difference of 579,537 shares was then multiplied by the Company’s stock price at the original commitment date of August 23, 2001 of $5.61 to arrive at the additional beneficial conversion amount of $3.2 million resulting from the adjustment in conversion price. The Company recorded additional debt discount of this amount, which will be amortized as interest expense and other over the remaining term of the notes or upon conversion, if earlier.

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

The Company, as an incentive to induce conversions of these notes, temporarily reduced the conversion price of the notes pursuant to the terms of the indenture governing the notes from $3.99 per share to $3.70 per share for the 20 business day period from December 30, 2002 through January 28, 2003. In order for noteholders to take advantage of the temporary conversion price reduction and therefore receive additional shares for their converted notes, they were required to complete a notice of conversion and deliver their physical notes to the trustee for the notes during the conversion price reduction period. After January 28, 2003, the conversion price returned to $3.99 per share, the conversion price otherwise in effect.

In accordance with the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt” (an Amendment of APB Opinion No. 26), the Company determined that the treatment of the additional shares issued at the reduced conversion price of $3.70 per share over the number of shares that would have been issued at the regular conversion price of $3.99 per share, should be accounted for as an expense at the fair market value of the additional shares issued as of the date of each conversion.

The temporary conversion price reduction implemented as an incentive for early conversions for the 20-business day period beginning December 30, 2002 and ended January 28, 2003 resulted in conversions of $22,701,000 face value of outstanding convertible notes into 6,135,400 shares of the Company’s common stock. The value of the additional shares resulting from the temporary incentive conversion price reduction, that were issued to noteholders converting during this period was $2.6 million (including $529,400 for a related party noteholder). This amount was expensed as additional debt financing expense (included in interest expense and other, with related credits to common stock and additional paid in capital) during the period. The value of the incremental shares issued was calculated by multiplying the number of additional shares issued of 445,936 at the reduced conversion price of $3.70 over that number of shares that would have been issued at the conversion price of $3.99 by the fair market value of the Company’s common stock at the date of each conversion.

During the fiscal year ended January 31, 2004 the Company issued 2,506,265 shares of common stock as a result of one convertible noteholder, a related party, converting $10.0 million in face value of convertible notes payable-related parties at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture. After this conversion, as of January 31, 2004, the Company had outstanding convertible notes payable at face value of $10.5 million, held by approximately four noteholders.

As of January 31, 2004 and 2003, the carrying value of the convertible notes payable was as follows:

	Convertible notes payable	Convertible notes payable-related parties	Total
	(In thousands)
As of January 31, 2003
Face value of convertible notes payable	$10,450	$10,000	$20,450
Unamortized discount resulting from warrants issued to noteholders	(1,479)	(1,232)	(2,711)
Unamortized discount resulting from beneficial conversion feature	(4,706)	(4,848)	(9,554)

Carrying value of convertible notes payable as of January 31, 2003	$4,265	$3,920	$8,185

As of January 31, 2004
Face value of convertible notes payable	$10,450	$—	$10,450
Unamortized discount resulting from warrants issued to noteholders	(1,091)	—	(1,091)
Unamortized discount resulting from beneficial conversion feature	(3,354)	—	(3,354)

Carrying value of convertible notes payable as of January 31, 2004	$6,005	$—	$6,005

•	The convertible notes payable instruments are not publicly traded. Therefore, the Company estimated the fair value of its outstanding convertible notes by utilizing the value of the common stock that the notes were convertible into. As these convertible notes are deeply in the money, the Company estimates that the convertible notes can be valued using the fair value of the underlying stock. As of January 31, 2004, the convertible notes payable long-term, face value of $10,450,000 were convertible (using the conversion price of $3.99 then in effect) into 2,619,048 shares of the Company’s common stock. The closing price of the Company’s common stock on January 31, 2004, as quoted on the Nasdaq, was $10.75. If converted, the total fair value of these shares at the closing price would have been $28.2 million.

•	Interest expense and other for the year ended January 31, 2004 includes coupon interest expense of $732,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $388,000; and amortization of the discount pertaining to the value of beneficial conversion of $1.4 million. Interest expense and other for the year ended January 31, 2003 included coupon interest expense of $2.0 million; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $3.5 million; which included accelerated amortization of $2.4 million recorded due to conversions of notes payable during the year; and amortization of the discount pertaining to the value of beneficial conversion of $12.2 million, which included accelerated amortization of $9.5 million due to the conversion of notes payable during the year.

•	Interest expense and other-related parties for the year ended January 31, 2004 includes coupon interest of $669,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $1.2 million; which includes accelerated amortization of $878,000 due to conversions of notes payable – related parties during the year; and amortization of the discount pertaining to the value of the beneficial conversion of $4.8 million, which includes accelerated amortization of $3.6 million due to conversions of notes payable – related parties during the year. Interest expense and other-related parties for the year ended January 31, 2003 included coupon interest of $1.0 million; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $1.3 million; which included accelerated amortization of $679,000 due to conversions of notes payable – related parties during the year; and amortization of the discount pertaining to the value of the beneficial conversion of $3.9 million, which included accelerated amortization of $2.7 million due to conversions of notes payable – related parties during the year.

•	The 7% coupon interest for the remaining outstanding noteholders is paid semi-annually with the next payment of $365,750 for convertible notes payable scheduled for payment and paid on February 15, 2004.

•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable-related parties was $1.6 million and $4.8 million for the years ended January 31, 2004 and 2003, respectively.

•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $6.2 million and $16.1 million for the years ended January 31, 2004 and 2003, respectively.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock

In September 2000, the Company issued 2,711,861 shares of Series A convertible preferred stock for $30.00 per share to AOL in exchange for $81.4 million, before issuance costs of $2.4 million. Due to the redemption feature of these shares, they were classified as redeemable convertible preferred stock.

On January 30, 2001, pursuant to the terms of the Second Amendment to the Investment Agreement between the Company and AOL, the redemption feature was removed from 1,111,861 shares of redeemable convertible preferred and these shares were classified as convertible preferred stock. As of January 31, 2002, there were 1,600,000 shares of current redeemable convertible preferred stock outstanding. As of April 30, 2002, the Company recorded accretion of $1.4 million to increase the carrying value of the Series A Redeemable convertible preferred stock to its redemption value of $48.0 million. As of April 30, 2002, the Company redeemed the 1,600,000 shares of redeemable convertible preferred stock owned by AOL in exchange for $48.0 million in restricted cash.

The following table summarizes the activity related to redeemable convertible preferred stock for fiscal years ended January 31, 2004, 2003, and 2002:

	Redeemable Convertible Preferred Stock		Additional Paid-In Capital	Total
	Shares	Amount
BALANCE, JANUARY 31, 2001 and JANUARY 31, 2002	1,600,000	2,000	46,553,000	46,555,000
Accretion to redemption value of Redeemable Convertible Preferred Stock			1,445,000	1,445,000
Redemption of Series A Convertible Preferred Stock	(1,600,000)	(2,000)	(47,998,000)	(48,000,000)

BALANCE, JANUARY 31, 2003 and JANUARY 31, 2004	—	$—	$—	$—

Common Stock

On January 30, 2004, the Company issued 8,000,000 shares of its common stock, par value $.001 per share, at $9.30 per share to institutional investors. The issuance of the shares was registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-106731). The net proceeds from this sale were approximately $74.1 million after deducting our estimated offering expenses of $343,000.

On July 1, 2003, the Company issued approximately 2.9 million shares of its common stock, par value $.001 per share, at $9.26 per share. Net proceeds were approximately $26.1 million after deducting cash offering expenses of approximately $500,000. The shares of common stock were registered pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-53152) under the Securities Act of 1933, as amended, as supplemented by a registration statement on Form S-3 (File No. 333-106507) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended.

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

This transaction triggered an adjustment to the conversion price of the convertible notes (see Note 8. “Convertible Notes Payable”). Because this transaction was an issuance of common stock and warrants, the indenture governing the convertible notes required the Company to determine the value attributed to the common stock, which it calculated by determining the value to be attributed to the warrants by using the Black-Scholes option pricing model and subtracting the value of the warrants from the total value. The warrants were valued using the Black-Scholes model with a fair market value of the Company’s common stock at the date of issuance of $3.50, a strike price of $5.00, a risk free rate of return of 2.25%, a dividend yield of zero percent, and a volatility of 50%. Accordingly, the 3 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2005, were valued at $1.1 million; and the 4 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2006, were valued at $1.4 million, for a total warrant value of $2.5 million or 10% of the total cash proceeds.

The Company, as an incentive to induce conversions of these notes, temporarily reduced the conversion price of the notes pursuant to the terms of the indenture governing the notes from $3.99 per share to $3.70 per share for the 20 business day period from December 30, 2002 through January 28, 2003. As a result of the temporarily reduced conversion price, note holders converted $22.7 million in face value of convertible notes payable at the incentive conversion price of $3.70 per share and the Company issued 6,135,400 shares of common stock as a result of these conversions.

During the fiscal year ended January 31, 2003 the Company issued an aggregate of 275,438 shares of common stock as a result of two convertible note holders converting $1.1 million in face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture.

During the fiscal year ended January 31, 2004 the Company issued 2,506,265 shares of common stock as a result of a related party convertible noteholder converting $10.0 million in face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture. After this conversion, as of January 31, 2004, the Company had outstanding convertible notes payable at face value of $10.5 million, held by approximately four noteholders.

During the fiscal year ended January 31, 2004, the Company also issued 216,760 shares of common stock in exchange for all of the outstanding shares of Strangeberry Inc. (See Note 14.) In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry Inc., which vest over 2 years based on their continued employment with TiVo Inc.

During the fiscal year ended January 31, 2003, the Company issued 1,012,915 shares of common stock as payment for $4.0 million in accrued liabilities.

During the fiscal years ended January 31, 2004 and 2003, the Company issued 408,096 shares and 387,493 shares of common stock as a result of employee stock purchase plan purchases and 1,520,287 shares and 620,436 shares of common stock as a result of the exercise of stock options, respectively.

Warrants

During the fiscal year ended January 31, 2004 there were no new warrants issued. Additionally, no existing warrants were exercised. On December 31, 2003, the AOL Initial Common Stock Warrant B issued on September 13, 2000, to purchase 295,428 shares of the Company’s common stock at an exercise price of $7.29 expired unexercised. As of January 31, 2004, there were the following outstanding warrants that upon exercise would result in the issuance of 5,504,781 shares of TiVo Inc. common stock, par value $.001 per share:

Five-year warrants issued to convertible noteholders on August 23, 2001, to purchase 2,536,766 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006. Five-year warrants issued to investment bankers in conjunction with the issuance of convertible notes payable on August 23, 2001, to purchase 145,834 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006 (see Note 8. “Convertible Notes Payable”).

•	Ten-year warrants issued to DIRECTV from September 2000 through June 2001, to purchase 155,941 shares of the Company’s common stock at exercise prices ranging from $4.57 to $12.88, presently held by their parent company, Hughes Electronics Corporation. See Note 15 for a description of common stock warrants issued to DIRECTV under the Warrant and Registration Rights Agreement.

•	Three-year warrants were issued to certain institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2005 and four year warrants were issued to the same institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2006.

•	A warrant was issued to Global Alliance Partners on November 14, 2002, to purchase up to 20,000 shares of the Company’s common stock, the number of exercisable shares vesting based on specific performance, at an exercise prices of $3.25. The value of these warrants, $23,000, was expensed during the fiscal year ended January 31, 2003. This value was computed using the Black-Scholes option pricing model with the following assumptions: fair market value at date of issuance of $3.25; exercise price of $3.25; risk-free interest rate of 2.5%; expected dividend yield of zero percent; term of three years; and expected volatility of 50%.

10.	EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination. The terms of the 1997 Plan allowed individuals to exercise their options prior to full vesting. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2004, 475,430 shares of the total authorized remain available for future grants. As of January 31, 2004, options to purchase 231,802 shares of common stock are outstanding and exercisable under the Company’s 1997 Equity Incentive Plan.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options vest 25 percent after the first year of service, and the remaining 75 percent vest ratably over the next 36 months. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates their employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2004, the number of shares authorized for option grants under the 1999 Plan is 26,322,952, which includes the annual increase of 5,217,886 shares, which was effective December 31, 2003. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2004, 11,345,431 shares of the total authorized remain available for future stock option grants. As of January 31, 2004, options to purchase 12,691,568 shares of common stock are outstanding under the Company’s 1999 Equity Incentive Plan of which 7,868,160 are exercisable.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,000,000, subject to an annual increase of 100,000 shares. The annual increase of 100,000 shares authorized for grant under the Directors’ Plan was made December 31, 2003. As of January 31, 2004, 688,333 shares of the total authorized remain available for future grants. As of January 31, 2004, options to purchase 290,000 shares of common stock are outstanding, of which 197,499 are exercisable under the Company’s 1999 Non-Employee Director’s Stock Option Plan.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. The offering periods begin on May 1 and on November 1 of each year. Under the Employee Stock Purchase Plan, the board may specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of January 31, 2004, the total number of shares reserved for issuance under this plan is 2,000,000. The number of shares available for stock option issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. There were 408,096 shares of common stock issued as a result of purchases under the Employee Stock Purchase Plan during the year ended January 31, 2004. As of January 31, 2004, of the total 2,000,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 713,022 shares available for future purchases.

A summary of the stock options activity for the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Stock Option Plan is presented in the table and narrative below:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices
Outstanding at January 31, 2001	7,397,307		$13.51

Granted	4,726,000	$3.00 - $8.61	$5.06
Exercised	(202,073)		$2.49
Canceled	(1,286,268)		$14.44

Outstanding at January 31, 2002	10,634,966		$9.86

Granted	2,366,800	$2.67 - $5.50	$3.95

Exercised	(620,436)		$2.47

Canceled	(943,234)		$9.71

Outstanding at January 31, 2003	11,438,096		$9.05

Granted	3,913,033	$4.98 - $13.50	$7.36

Exercised	(1,555,287)		$4.75

Canceled	(582,472)		$8.56

Outstanding at January 31, 2004	13,213,370		$9.09

The weighted average fair values of options granted, whose option price equals the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2004, 2003, and 2002 were $3.42, $1.72, and $2.26, respectively.

Stock options to purchase 58,000 were granted during the fiscal year ended January 31, 2004 with option prices less than the fair market value of the Company’s common stock for the date of grant.

A compensatory stock award of 35,000 shares of the company’s common stock was granted to an employee during the fiscal year ended January 31, 2004. The fair value of the compensatory stock award granted during the fiscal year ended January 31, 2004 was $369,950 based on the closing price of $10.57 per share on the date of grant.

The weighted average fair values of options granted, whose option price was less than the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2004, 2003, and 2002, were $3.92, none, and $0.67 per share, respectively. The fair values of options granted were determined using the Black-Scholes option-pricing model. There were no stock options granted for any of the reporting periods where the exercise price exceeded the fair market value of the Company’s common stock on the grant date.

The following table contains information concerning outstanding stock options for all of the Company’s plans as of January 31, 2004:

Number of Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding and Exercisable	Weighted Average Exercise Prices of Options Outstanding and Exercisable
231,802	$ 0.13 - $ 1.00	$ 0.63	4.86 years	231,802	$ 0.63
2,585,670	$ 2.50 - $ 3.93	$ 3.57	8.00 years	1,490,038	$ 3.42
5,173,115	$ 4.00 - $ 6.94	$ 5.80	7.70 years	2,986,226	$ 6.11
1,353,185	$ 7.13 - $ 9.50	$ 8.58	8.10 years	670,581	$ 8.76
1,442,239	$10.50 - $15.88	$10.94	8.60 years	512,216	$11.59
1,598,359	$16.00 - $20.00	$19.23	6.28 years	1,577,600	$19.24
467,750	$20.25 - $27.56	$21.62	6.34 years	467,750	$21.62
361,250	$30.00 - $37.63	$34.51	5.98 years	361,250	$34.51

13,213,370	$ 0.13 - $37.63	$ 9.09	7.58 years	8,297,461	$ 10.63

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Fiscal year ended January 31,
	2004	2003	2002	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5	4.0	4.0	4.0
Volatility	52%	50%	50%	51%	50%	50%
Average risk free interest rate	1.38%	1.94%	4.11%	2.45%	4.09%	4.98%

11.	AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement superseded, replaced and terminated the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $2.7 million was included in deferred revenue as of January 31, 2003. Under the agreement, AOL additionally had the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company recognized the revenue using the percentage-of-completion methodology (see Note 2. “Revenue Recognition and Deferred Revenue”). During the fiscal years ended January 31, 2004 and 2003, the Company recognized $2.7 million and $1.3 million in revenues—related parties for engineering professional services.

The Company developed a web scheduling service for AOL that would require a DVR and the TiVo Service. The future premium service described is AOLTV running on a TiVo-enabled DVR. AOL has publicly announced that it has shut down AOLTV so there will be no further development under this agreement.

Investment Agreement

On April 29, 2002, the Company entered into a Funds Release Agreement, which terminated the Investment Agreement between AOL and TiVo, dated June 9, 2000. Under the terms of the Investment Agreement, AOL and TiVo set aside $48.0 million of AOL’s $200.0 million investment to subsidize the production of a jointly developed specialized AOL-TiVo set-top box. AOL has adopted TiVo’s existing Series2 platform for the deployment of the AOL application, thereby eliminating the need for funds to subsidize a specialized AOL-TiVo set-top box. Therefore, per the terms of the existing agreements, AOL exercised its put option and TiVo and AOL released $48.0 million of the restricted funds to AOL during the fiscal year 2003 for the repurchase of 1.6 million shares of Series A redeemable convertible preferred stock. AOL held a remaining 1,111,861 shares of Series A convertible preferred shares. AOL converted its remaining shares of Series A convertible preferred stock into 1,111,861 shares of common stock on September 13, 2002.

The interest earned on the restricted funds, which totaled approximately $3.9 million, was released to TiVo and recognized as interest income in the fiscal year ended January 31, 2003.

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

Pursuant to the Stockholders and Registration Rights Agreement, AOL also agreed to certain limitations on its rights as a TiVo stockholder until the earlier of eight years from the date of the agreement or until AOL no longer holds 10.0% of the outstanding shares of TiVo common stock. As of January 31, 2004, AOL held less than 10% of the outstanding shares of TiVo common stock. The limitations include:

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

Initial Common Stock Warrants A and B

Under the terms of the Investment Agreement, the Company issued two initial warrants that vested immediately:

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

The initial warrant exercisable for 2,308,475 shares expired unexercised on December 31, 2001. The initial warrant exercisable for 295,428 shares expired unexercised on December 31, 2003. The estimated fair value of the initial warrants and the incremental fair value of the warrants as a result of the reduction in the per share exercise price was recognized as prepaid marketing expense within stockholders deficit and was being amortized over the term of the Product Integration and Marketing Agreement. The remaining unamortized portion of this prepaid marketing expense of $11.6 million at January 31, 2002, was expensed as sales and marketing—related parties expense during the quarter ended April 30, 2002 since the June 2000 Investment Agreement was terminated by the April 2002 Funds Release Agreement.

12.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On February 15, 2002, the Company entered into a product development agreement (the “Development Agreement”) and a services agreement (the “Services Agreement”) with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. The Development Agreement provides for the development of the next generation DIRECTV-TiVo combination receiver, based on the Company’s Series2 digital video recording technology platform, to be known as the “Provo receiver” and for software upgrades to the existing combination receivers, known as “Reno receivers,” to enable customers to receive the upgraded DVR functionality.

Under the Development Agreement, DIRECTV assumed primary responsibility for customer acquisition and support for all next-generation DIRECTV receivers, as well as packaging and branding of DIRECTV’s digital video recording services. The revenue share provision on the Reno receivers was discontinued and replaced by a per-household monthly fee that DIRECTV pays to TiVo. The per-household monthly fee also applies to the Provo receivers. Therefore, under this new agreement, the relationship with the consumer was changed so that DIRECTV provides primary customer service and support to DIRECTV subscribers with TiVo service. Additionally, DIRECTV is obligated to absorb all customer acquisition costs. The Company provides server support and limited customer support. The monthly per-household fees paid by DIRECTV for the Company to provide server support and limited customer support are recognized as service revenues as the services are provided.

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

The Services Agreement provides DIRECTV the option to license certain authoring tools from TiVo that would allow DIRECTV to distribute automatic recording capabilities and delivery of promotional video to a receiver’s hard-disk drive. In exchange for the Company’s license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay TiVo a fee. The license would be granted to DIRECTV in exchange for the fee on an annual basis and would be renewable up to four times. The term of the Services Agreement is three years.

The Company also signed an Amendment to Marketing Agreement and Tax Agreement with DIRECTV on February 15, 2002. The Amendment to Marketing Agreement and Tax Agreement amends the Marketing Agreement dated April 13, 1999 and the Tax Agreement dated July 24, 2001. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the Development Agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. Additionally, this amendment affirms that revenue share arrangements with DIRECTV for TiVo stand-alone receivers are permanent and do not change from revenue share arrangements previously in effect. The Amendment also modifies the Company’s indemnity obligations under the Tax Agreement, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

On October 31, 2002, the Company entered into the First Consolidated Amendment to the Development Agreement. The amendment revised provisions related to, among other things, the manufacturing release date of the Two-Chip option.

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

During the year ended January 31, 2004, the Company entered into the following agreements with DIRECTV: The Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003 and Amendment No. 1 to the Services Agreement, dated as of October 3, 2003. These amendments revise provisions relating to, among other things, the amount, timing and duration of revenue share payments made by the Company to DIRECTV for each subscription from integrated DIRECTV satellite receivers with TiVo service. The Company also entered into the Fourth and Fifth Amendment to Development Agreement dated as of April 17, 2003 and December 19, 2003, respectively, with DIRECTV. These amendments revise provisions relating to, among other things, hardware and software requirements and development schedules under the Development Agreement.

During the fiscal years ended January 31, 2004 and 2003, the Company recognized $5.5 million and $5.3 million in revenue for engineering professional services related to the Development Agreement (see Note 2. “Revenue Recognition and Deferred Revenue”).

13.	SALES OF SERIES2 PLATFORM

TiVo introduced its Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to retailers and distributors, including Best Buy and Circuit City, and directly to consumers through TiVo’s online direct sales. TiVo is currently involved in the manufacturing and fulfillment process for TiVo branded DVRs, including: hiring a contract manufacturer to build the TiVo-enabled DVRs, taking ownership of finished goods from the contract manufacturer at an order fulfillment center, and selling these goods from the order fulfillment center to our customers. As part of this effort, TiVo maintains a finished goods inventory of the TiVo-enabled DVRs.

The Company recognizes hardware revenues from the sales of its TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers and upon delivery to retail customers. Cost of hardware revenues include all product costs as well as direct costs related to these operations, including manufacturing-related overhead and personnel, certain licensing expenses, and order fulfillment expenses.

14.	ACQUISTION OF STRANGEBERRY INC.

On January 12, 2004, the Company acquired Strangeberry Inc. (“Strangeberry”), a small Palo Alto, California, based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. Strangeberry has created technology, based on industry standards and including a collection of protocols and tools, designed to enable the development of new broadband-based content delivery services. The acquisition was accounted for as an intangible asset purchase as Strangeberry as a company was in the development stage. The purchase price of approximately $1.9 million was allocated to developed technology that will be amortized into cost of revenues over its estimated life of 5 years. In exchange for all of the issued and outstanding capital stock of Strangeberry, the Company issued 216,760 shares of TiVo common stock, par value $.001, to the stockholders of Strangeberry in a private placement. Redpoint Associates II, LLC and Redpoint Ventures II, LP were stockholders of Strangeberry prior to the acquisition. One of the managing directors of Redpoint Ventures II, LLC who exercises investment control over Redpoint Associates II, LLC and Redpoint Ventures III, LP is a member of our board of directors. In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry that vest over 2 years of continued employment with TiVo Inc.

15.	MARKETING AND MANUFACTURING AGREEMENTS

Maxtor Agreement

In November 1998, the Company entered into a hard disk supply agreement with Quantum, to allow the Company or certain third-party manufacturers (the buyer) to purchase up to an agreed-upon number of hard disk drives used in the digital video recorder and other devices that enable the TiVo service. Under the terms of the agreement, the Company is entitled to a discounted purchase price if certain milestones are met. TiVo has agreed to share with Maxtor a portion of the TiVo service subscription fees it receives from the digital video recorders and other devices equipped with these hard disk drives. For the year ended January 31, 2004 the Company expensed $1.4 million as sales and marketing—related parties expense for payments made under this revenue share agreement.

On June 16, 2000, the Company entered into a second amendment to the agreement with Maxtor revising provisions relating to, among other things, the rebate terms, audit and business reporting rights, marketing obligations and hard disk drive specifications.

In April 2001, Maxtor acquired Quantum’s hard disk drive business. In March 2003, as part of the formal novation of the agreement, Maxtor assumed all the rights and responsibilities under the agreement. Additionally, the novation extinguished a security interest Maxtor held in hard disk drives purchased by TiVo and in the accounts receivable associated with the TiVo service.

DIRECTV Agreement

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

In April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period that began October 2000. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense was amortized into sales and marketing—related parties expense as the bandwidth services were provided over the three-year service period. DIRECTV repaid the note by providing bandwidth capacity at no additional charge. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the fiscal years ended January 31, 2004, 2003, and 2002, $627,000, $941,000, and $941,000 was amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing—related parties expense. In addition, $1.0 million, $1.5 million, and $1.5 million, was amortized for prepaid marketing expense as sales and marketing—related parties expense for the fiscal years ended January 31, 2004, 2003, and 2002, respectively.

In addition to the equity consideration for DIRECTV’s marketing services described above, DIRECTV receives a percentage of TiVo’s subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are expensed as incurred and included in sales and marketing—related parties expense.

On October 6, 2000, TiVo and DIRECTV signed a Warrant and Registration Rights Agreement. Under the terms of this agreement, DIRECTV had the right to purchase shares of TiVo common stock for each sale of the DIRECTV receiver with TiVo recorder. The strike price is calculated as the average daily closing price of a share of common stock of the Company as reported on the Nasdaq for the five trading days prior to the last day of the month in which the warrants were earned. As of January 31, 2002, DIRECTV had earned the right to receive common stock warrants to purchase 155,941 shares at exercises prices ranging from $4.58-$12.88. These warrants have since been transferred by DIRECTV to Hughes Electronics Corporation. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: weighted average risk-free interest rates of between 3.99% and 5.85%; expected dividend yield of zero percent; term of two years for the warrants; and expected volatility of 70%. The remaining warrants expire on April 16, 2004.

On February 15, 2002, the Company entered into a product development agreement and a services agreement with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. (See Note 12. “Development Agreement with DIRECTV, Inc.”).

Philips Agreement

On March 31, 1999, the Company entered into an agreement with Philips for the manufacture, marketing and distribution of digital video recorders that enable the TiVo service. Subject to certain limitations, this agreement granted Philips the right to manufacture, market, and sell digital video recorders that enable the TiVo service in North America. Philips was also granted the right to manufacture, market, and sell digital video recorders in North America that incorporate both DIRECTV’s satellite receiver and the TiVo service. The Company also granted Philips a limited license to TiVo technology for the purpose of manufacturing digital video recorders that enable the TiVo service.

The Company agreed to pay Philips a subsidy on each digital video recorder manufactured and sold by Philips under this agreement. A portion of the subsidy amount paid to Philips was due when the digital video recorder was shipped. The remaining portion was due when the subscriber activated the TiVo service. The Company recorded the subsidy as sales and marketing—related parties expense. In addition to these amounts, the Company agreed to pay Philips a fixed amount per month for each Philips-branded digital video recorder that had a subscription to the TiVo service.

The Philips agreement terminated on July 30, 2003.

Sony Agreement

On August 6, 1999, the Company entered into a Letter of Intent with Sony for the manufacture, marketing and distribution of digital video recorders that enable the TiVo service. Subject to certain limitations, this agreement grants Sony the right to manufacture, market, and sell digital video recorders that enable the TiVo service in North America. Sony was also granted the right to manufacture, market, and sell digital video recorders in North America that incorporates both DIRECTV’s satellite receiver and the TiVo service. The Company also granted Sony a limited license to TiVo technology for the purpose of developing and manufacturing digital video recorders and other devices that enable the TiVo service.

The Company had agreed to pay Sony a subsidy on each digital video recorder manufactured and sold by Sony under this agreement. The amount of the subsidy is periodically adjusted based on Sony’s manufacturing costs and selling prices. The subsidy amount paid to Sony is due when the digital video recorder is shipped. The Company records the subsidy as sales and marketing—related parties expense upon shipment. In addition to these amounts, the Company has agreed to pay Sony a calculated amount per month for each Sony-branded digital video recorder that has a subscription to the TiVo service.

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

On September 25, 2001, Pause Technology filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. On February 6, 2004, TiVo obtained a favorable summary judgment ruling in the case filed against it in 2001 by Pause Technology LLC in the United States District Court for the District of Massachusetts. The court ruled that the Company’s software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in the Company’s favor. On March 3, 2004, Pause Technology filed a notice of appeal to the United States Court of Appeal for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. The Company is incurring expenses in connection with this litigation that may become material, and in the event there is an adverse outcome, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of

California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company had incurred $4.2 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

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

Without either party admitting any wrongdoing or liability, on June 6, 2003, the Company and Gemstar agreed to release and dismiss without prejudice all claims against each other and their respective subsidiaries related to the StarSight Telecast litigation described above. The Company and Gemstar also agreed to release each other from all claims and liabilities relating to the subject matter of the StarSight litigation and all other actual or alleged infringing acts occurring prior to the effective date of the agreement, except that Gemstar did not release its claims against the Company or its licensees, customers and other third parties for patent infringement relating to any past, current or future TiVo-enabled DIRECTV set-top boxes.

On June 6, 2003, the Company also entered into a licensing agreement with Gemstar – TV Guide International, Inc. (“Gemstar”) pursuant to which Gemstar granted a non-exclusive license of certain interactive program guide-related patents to the Company and its subsidiaries for use in TiVo-branded devices. In consideration for the license granted under the agreement, the Company agreed to pay Gemstar an upfront license fee for existing units that have entered the stream of commerce prior to the effective date of the agreement and a per unit fee for future TiVo-enabled devices. The Company has also agreed to provide Gemstar with TiVo Showcases and certain branding in the TiVo interface of its Series2 devices. In exchange for its promise to provide these and other services, Gemstar waived the upfront license fee and will pay the Company a per unit fee. The Company may use the per unit fees Gemstar will pay to it to offset a portion of the per unit fees it will pay to Gemstar.

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

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2004, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $250,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings, which are used for administrative, sales and marketing, customer service and product development activities, and are located in Alviso, California. In January 2002, the Company recorded an accrual of $5.1 million for the abandonment of one of the two-story Alviso buildings as the Company planned for it to be vacant during the fiscal year ended January 31, 2003. In January 2003, the Company made an adjustment to reduce the accrual by $449,000 as the Company planned to reoccupy one floor of the vacant building. In January 2004, the Company reversed the balance of the restructuring accrual of $2.7 million, when the Company made the decision to reoccupy the second floor during the fiscal year ended January 31, 2005. Operating lease cash payments for the fiscal years ended January 31, 2004, 2003, and 2002 were $3.0 million, $2.9 million, and $2.8 million, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of January 31, 2004:

	Accrual balance at January 31, 2002	Total cash payments, charges and credits for the year ended January 31, 2003	Accrual balance at January 31, 2003	Total cash payments, charges and credits for the year ended January 31, 2004	Accrual balance at January 31, 2004
	(In thousands)
TiVo, Alviso, CA facility lease expenses	$5,081	$(1,441)	$3,640	$(3,640)	$—
TiVo, Berkshire, United Kingdom facility lease expenses	—	367	367	(113)	254

Total	$5,081	$(1,074)	$4,007	$(3,753)	$254

Of the total accrued facilities expenses recorded as a result of the Company’s unoccupied facilities, $141,000 is included in deferred rent and other long-term liabilities and $113,000 is included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2004.

Future minimum operating lease payments as of January 31, 2004, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2005	3,233
January 31, 2006	3,278
January 31, 2007	3,285
January 31, 2008	273

Total	$10,069

Equipment Lease Line

In March 1999, the Company entered into an equipment lease line for $2.5 million over the 12 months following the date of the lease. The annual interest rate was 7.25%, and the line was repayable over 36 months. The lessor received a warrant for 60,814 shares of the Company’s Series B preferred stock at an exercise price of $1.26 per share. The Company expensed the estimated fair value of the warrants of $304,000 over the life of the lease. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The principal assumptions used in the computation are: ten year term, deemed fair value at the date of issuance of $5.50 per share, a risk-free rate of return of 5.07%, dividend yield of zero percent and a volatility of 50%. As of January 31, 2004 and 2003, $2.3 million of the available lease line was used and was accounted for as a capital lease. The unused equipment lease line expired February 2000. The current portion of the capital lease obligation, net of interest expense, at January 31, 2004, 2003, and 2002 was zero, zero, and $536,000, respectively.

17.	SILICON VALLEY BANK LINE OF CREDIT

On July 17, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend a revolving line of credit of up to the lesser of $6.0 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2.0 million). The line of credit is secured by a first priority security interest on all of the Company’s assets except for its intellectual property. The Company is required to maintain at least $2.0 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. These pledged certificates of deposit are included in Cash and Cash Equivalents as of January 31, 2004. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintains certain financial ratios. At January 31, 2004, the Company was in compliance with these covenants. The line of credit terminates and any and all borrowings are due on June 30, 2004, but it may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed. At January 31, 2004, there was no outstanding balance due on the line of credit.

18.	RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2004.

19.	ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III has been omitted from this Annual Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Compliance with Section 16 (a) of the Exchange Act

The information concerning compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the section entitled “Compliance with Section 16 (a) of the Exchange Act” in the Proxy Statement.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and controller. This code of ethics is posted on our Website located at www.tivo.com. The code of ethics may be found as follows: From our main Web page, first click on “About TiVo Inc.” on the left side of the page and then on “Investor Relations.” Next click on “Corporate Governance” under “Investor Relations.” Finally, click on “TiVo’s Code of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the above-specified address and location.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8. on page 46 of this report.

(2) Financial Statement Schedule: The financial statement schedules are omitted as they are either not applicable or the information required in presented in the financial statements and notes thereto under Item 8. Financial Statements and Supplementary Data.

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.1	Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.2	Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.3	Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.4	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.5+	Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on April 2, 2001).

4.6	Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

4.7	Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.11	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

EXHIBIT NUMBER	DESCRIPTION

4.12	Registration Rights Agreement, dated as of August 28, 2001, by and among TiVo Inc. and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.13	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

4.14	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

10.1	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3	TiVo Inc.’s 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.4	TiVo Inc.’s 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K405 filed on March 30, 2000).

10.5	TiVo Inc.’s 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.6	TiVo Inc.’s 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.7	TiVo Inc.’s Amended and Restated 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.8	TiVo Inc.’s Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.63 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.9+	Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.10+	Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.11	First Amendment to Hard Disk Supply Agreement between Quantum and TiVo Inc., dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.12+	Second Amendment to Hard Disk Supply Agreement, effective as of May 1, 2000, between Quantum Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.13	Amendment and Novation Agreement, effective as of March, 2003, between Maxtor Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.14	Master Lease Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.15	Warrant Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.16+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.17+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.18+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

EXHIBIT NUMBER	DESCRIPTION

10.19+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.20	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.21+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.23+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10.24+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.25+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.26++	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (filed herewith).

10.27+	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.28++	First Amendment to the Services Agreement, dated as of October 3, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.29	Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo Inc., dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.30	Funds Release Agreement, dated as of April 29, 2002, between America Online, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.47 of the registrant’s Quarterly Report on Form 10-Q filed on June 14, 2002).

10.31+	Development and Distribution Agreement, dated as of April 30, 2002, between America Online, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.48 of the registrant’s Quarterly Report on Form 10-Q filed on June 14, 2002).

10.32+	First Amendment to the Development and Distribution Agreement, dated as of June 30, 2002, between TiVo Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.33+	TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and Sony Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.34+	TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and Sony Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.35+	TiVo-Sony Electronics US Falcon Agreement, dated as of August 8, 2002, between Sony Electronics Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2002).

10.36+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.37+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

EXHIBIT NUMBER	DESCRIPTION

10.38+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.39	Supplemental Offer Letter dated April 28, 2003 from TiVo Inc. to Martin J. Yudkovitz (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 16, 2003).

10.40+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.41+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.42+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.43	Loan and Security Agreement, dated as of July 17, 2003, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.44++	Tribune Media Services Television Listing Data Agreement between Tribune Media Services, Inc. and TiVo Inc., with an effective date of March 1, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 23, 2004).

23.1	Consent of KPMG LLP (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated April 15, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 15, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated April 15, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 15, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Stock Option Grant used in connection with an option granted outside of TiVo’s stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-94629)).

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended January 31, 2004:

•	Current Report on Form 8-K (Item 5) on November 4, 2003, regarding the announcement that the registant’s had surpassed the one million subscription milestone.

•	Current Report on Form 8-K (Items 7 and 12) on November 20, 2003, regarding furnishing press release of the registrant’s earnings for the third quarter ended October 31, 2003.

•	Current Report on Form 8-K (Item 5) on November 20, 2003 regarding announcement of the registrant’s earnings for the third quarter ended October 31, 2003.

•	Current Report on Form 8-K (Items 5 and 7) on January 23, 2004, regarding the announcement of the EchoStar Communications Corporation Complaint, the appointment of two new board members, Tribune Media Services, Inc. Agreement, the Acquisition of Strangeberry, Inc. and the NBC Convertible Senior Note Conversion.

•	Current Report on Form 8-K (Items 5 and 7) on January 28, 2004, regarding the announcement an offering of 8,000,000 shares of the registrant’s common stock par value $.001 per share, at $9.30 per share to institutional investors.

The registrant subsequently filed the following:

•	Current Report on Form 8-K (Item 5) on February 11, 2004 regarding the favorable summary judgment ruling in the United States District Court for the District of Massachusetts for the registrant in the case filed against it in 2001 by Pause Technology LLC

•	Current Report on Form 8-K (Item 7 and 12) on March 4, 2004, regarding the regarding furnishing press release of the registrant’s earnings for the fourth quarter and year ended January 31, 2004.

•	Current Report on Form 8-K (Item 5) on March 5, 2004, regarding the announcement of the registrant’s earnings for the fourth quarter and year ended January 31, 2004.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” and the Jump Logo are registered trademarks of TiVo Inc.

“Active Preview,” “DIRECTIVO,” Home Media Option, “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), TiVo Series2 (logo and text), “TiVo, TV Your Way,” and “WishList” are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: April 15, 2004	/s/ MICHAEL RAMSAY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL RAMSAY Michael Ramsay	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2004

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Worldwide Operations and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2004

/s/ CHARLES FRUIT Charles Fruit	Director	April 15, 2004

/s/ EDDY HARTENSTIEN Eddy Hartenstien	Director	April 15, 2004

/s/ JOHN S. HENDRICKS John S. Hendricks	Director	April 15, 2004

/s/ RANDY KOMISAR Randy Komisar	Director	April 15, 2004

/s/ MARK W. PERRY Mark W. Perry	Director	April 15, 2004

/s/ THOMAS ROGERS Thomas Rogers	Director	April 15, 2004

/s/ JOSEPH UVA Joseph Uva	Director	April 15, 2004

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 15, 2004

David Zaslav	Director