Form 10-Q
period 2004-04-30
TIVO INC
filed 2004-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27141

TIVO INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 Gold Street, P.O. Box 2160, Alviso, CA 95002

(Address of principal executive offices including zip code)

(408) 519-9100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO   ☐.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 80,300,739 as of May 28, 2004.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2004

©2004 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	April 30, 2004	January 31, 2004
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$138,360	$143,235
Accounts receivable (includes $1,801 and $1,500 due from related parties), net of allowance for doubtful accounts of $40 and $17 as of April 30, 2004 and January 31, 2004, respectively	10,087	12,131
Inventories	5,154	8,566
Prepaid expenses and other, current (includes $1,846 and $2,832 prepaid to related parties as of April 30, 2004 and January 31, 2004, respectively)	4,541	5,184

Total current assets	158,142	169,116
LONG-TERM ASSETS

Property and equipment, net	8,239	8,695

Intangible assets, net	2,184	2,201

Prepaid expenses and other, long-term (includes $1,842 and $3,268 prepaid to related parties as of April 30, 2004 and January 31, 2004, respectively)	3,119	3,879

Total long-term assets	13,542	14,775

Total assets	$171,684	$183,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

CURRENT LIABILITIES

Accounts payable	$12,678	$15,028
Accrued liabilities (includes $257 and $880 due to related parties as of April 30, 2004 and January 31, 2004, respectively)	11,795	16,125
Deferred revenue, current (includes $75 and $1,814 from related parties as of April 30, 2004 and January 31, 2004, respectively)	37,210	38,392

Total current liabilities	61,683	69,545

LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	6,430	6,005
Deferred revenue, long-term	43,469	41,895

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share amounts)

(unaudited)

	April 30, 2004	January 31, 2004
Deferred rent and other	718	814
Total long-term liabilities	50,617	48,714

Total liabilities	112,300	118,259
COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 80,276,540 and 79,588,476 respectively	80	80
Additional paid-in capital	646,441	644,064
Deferred compensation	(820)	(1,262)
Accumulated deficit	(586,317)	(577,250)

Total stockholders’ equity	59,384	65,632

Total liabilities and stockholders’ equity	$171,684	$183,891

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Revenues
Service and technology revenues (includes $5,087 and $4,312 from related parties for the three months ended April 30, 2004 and 2003, respectively)	$25,174	$16,068
Hardware revenues	14,337	14,809
Rebates, revenue share and other payments to channel	(4,988)	(2,357)

Net revenues	34,523	28,520
Costs of revenues

Costs of service and technology revenues	7,555	7,803

Cost of hardware revenues	16,850	14,178

Total cost of revenues	24,405	21,981

Gross margin	10,118	6,539

Research and development	8,999	5,472
Sales and marketing (includes $816 and $1,873 to related parties for the three months ended April 30, 2004 and 2003, respectively)	5,600	3,999

General and administrative	4,239	3,778

Total operating expenses	18,838	13,249

Loss from operations	(8,720)	(6,710)

Interest income.	327	114

Interest expense and other	(656)	(1,274)

Loss before income taxes	(9,049)	(7,870)
Provision for income taxes	(18)	(12)

Net loss	$(9,067)	$(7,882)

Net loss per common share-basic and diluted	$(0.11)	$(0.12)

Weighted average common shares used to calculate basic and diluted	79,799,865	64,021,345

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2004	79,588,476	$80	$644,064	$(1,262)	$(577,250)	$65,632
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	241,492					0
Issuance of common stock related to purchase of patent rights	31,708		306			306
Issuance of common stock related to exercise of common stock options	204,199		987			987
Issuance of common stock related to employee stock purchase plan	227,517		1,228			1,228
Retirement due to forfeiture of unvested restricted common stock	(16,852)		(144)	144		0

Recognition of stock based compensation expense				298		298

Net loss					(9,067)	(9,067)

BALANCE APRIL 30, 2004	80,276,540	80	646,441	(820)	(586,317)	59,384

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,067)	$(7,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	1,223	1,491
Amortization of prepaid advertising	—	376
Non-cash interest expense	464	916
Recognition of stock-based compensation expense	298	—
Amortization of note receivable	—	235
Changes in assets and liabilities:
Accounts receivable, net (change includes ($301) and $384 from related parties for the three months ended April 30, 2004 and 2003)	2,044	(105)
Inventories	3,412	2,004
Prepaid expenses and other, current (change includes $986 and ($97) to related parties for the three months ended April 30, 2004 and 2003, respectively)	604	(127)
Prepaid expenses and other, long-term (change includes $1,426 and $95 to related parties for the three months ended April 30, 2004 and 2003, respectively)	760	294
Accounts payable	(2,350)	(888)
Accrued liabilities (change includes ($623) and ($1,381) to related parties for the three months ended April 30, 2004 and 2003, respectively)	(4,024)	(3,024)
Deferred revenue, current (change includes ($1,739) and $1,089 from related parties for the three months ended April 30, 2004 and 2003, respectively)	(1,182)	296
Deferred revenue, long-term	1,574	1,148
Deferred rent and other long-term liabilities	(96)	(308)

Net cash used in operating activities	(6,340)	(5,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(750)	(407)

Net cash used in investing activities	(750)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to employee stock purchase plan	1,228	820
Proceeds from issuance of common stock related to exercise of common stock options	987	617

Net cash provided by financing activities	2,215	1,437

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,875)	(4,544)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2004	2003
CASH AND CASH EQUIVALENTS:

Balance at beginning of period	143,235	44,201

Balance at end of period	$138,360	$39,657

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest.	$(195)	$(358)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	—	—
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(144)	—

Issuance of common stock for purchase of patent rights	(306)	—

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2004 and January 31, 2004 and the results of operations for the three-month periods ended April 30, 2004 and 2003 and condensed consolidated statements of cash flows for the three-month periods ended April 30, 2004 and 2003. Additionally, included is the unaudited statement of stockholders’ equity for the three-month period ended April 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2004 and 2003, including the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of results that may be expected for the year ending January 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Related Parties Relationships

Effective February 1, 2004, the Company re-evaluated the status of its related parties relationships. Previously, the Company had classified DIRECTV, AOL, NBC , Discovery, Philips, Maxtor, and Sony as related parties. As of February 1, 2004, the Company re-evaluated these relationships and concluded that Sony, Maxtor, AOL, and Philips no longer maintain a related party relationship with the Company as these companies are not in the position to significantly influence management or operating policies. Accordingly, the Company did not reflect transactions with these companies in the parenthetical related party transaction disclosures included on the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flows for the three months ended April 30, 2004, the effect of which is as follows:

Condensed Consolidated Balance Sheets	(In thousands) After re-evaluation
Prepaid expenses and other, current	$825 excluded from related parties
Prepaid expenses and other, long-term	$730 excluded from related parties
Accrued liabilities	$533 excluded from related parties

Condensed Statements of Operations
Sales and marketing	$627 excluded from related parties

Condensed Statements of Cash Flows
Prepaid expenses and other, current	$825 excluded from related parties
Prepaid expenses and other, long-term	$730 excluded from related parties
Accrued liabilities	$533 excluded from related parties

There was no change to the related parties classifications for prior years.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

Inventories

TiVo introduced its Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who make the recorders available nationwide in retail stores, as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or net realizable value, with cost determined on the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	3-5 years
Computer and office equipment	3-5 years
Lab equipment	3 years
Leasehold improvements	The shorter of 7 years or the life of the lease
Capitalized software for internal use	1-5 years

Maintenance and repair expenditures are expensed as incurred.

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the long-term portion of rent and related property taxes and insurance for the Company’s corporate headquarters office buildings.

Revenue Recognition and Deferred Revenue

During the three months ended April 30, 2004 and 2003 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

Revenues (before rebates, revenue share, and other payments to channel) for the three months ended April 30, 2004 and 2003, respectively, were as follows:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Revenues
Service revenues	$22,159	$12,702
Technology revenues	3,015	3,366
Hardware revenues	14,337	14,809

Total revenues	$39,511	$30,877

Revenues from advertising and research services included in service revenues were not material during these periods. The same related party customer generated $1.6 million and $1.6 million of technology revenues, or 4% and 5% of total revenues for the three months ended April 30, 2004 and 2003, respectively. For the three months ended April 30, 2004 and 2003, one retail customer generated $6.3 million and $4.7 million of hardware revenues, or 16% and 15% of total revenues, respectively.

Service Revenues. Included in service revenues are revenues from monthly and annual subscription fees to the TiVo service. These subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR. Additionally, included in service revenues are revenues received from the sale of a premium feature package that allows customers to enjoy video, digital music and photos throughout their home.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering professional services agreements in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”), 97-2, “Software Revenue Recognition,” as amended. These agreements contain multiple-elements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering professional services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, the Company has accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. If the Company is not able to estimate total project revenues, costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

Hardware Revenues. The Company recognizes hardware revenues from the sales of its TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these DVRs are expensed as cost of hardware revenues.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to customers are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as “rebates, revenue share, and other payments to channel.”

Deferred Revenues. Deferred revenues consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements of an arrangement.

Research and Development

Research and development expenses consist primarily of employee salaries, related expenses, and consulting fees relating to the development of the TiVo service platform and products that enable the TiVo service. Research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows and the production of product related items, including collateral and videos. Additionally, included are sales and marketing expenses that consists of cash and non-cash charges related to the Company’s agreements with related parties.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $547,000 and $244,000 for the three months ended April 30, 2004 and 2003, respectively.

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

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Total cash interest expense	$194	$358
Total non-cash interest expense	465	916

Total interest expense	659	1,274
Total other expenses	(3)	—

Total interest expense and other	$656	$1,274

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock; and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the three months ended April 30, 2004, options to purchase 303,700 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the three months ended April 30, 2004 was $4.38. In addition to the stock options granted during the three months ended April 30, 2004, 16,852 shares of unvested restricted stock that had been granted to an employee who was a former employee of Strangeberry Inc. were retired due to forfeiture resulting in a reversal of $144,000 of deferred compensation. There were 227,517 shares issued to employees under the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended April 30, 2004. The weighted average fair value of the offerings to purchase these ESPP shares was $2.03. Stock-based compensation expense recognized for the three months ended April 30, 2004 was $298,000.

During the three months ended April 30, 2003, options to purchase 1,936,500 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the three months ended April 30, 2003 was $2.31. There were 235,918 shares issued to employees under the Company’s Employee Stock Purchase Plan during the three months ended April 30, 2003. The weighted average fair value of the offerings to purchase these ESPP shares was $1.17. There was no stock-based compensation expense recognized for the three months ended April 30, 2003. The weighed average fair value of the offerings to purchase these ESPP shares was $1.17. There was no stock-based compensation expense recognized for the three months ended April 30, 2003.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s Employee Stock Purchase Plan for the three months ended April 30, 2004 and 2003:

	Three Months Ended April 30,
	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(9,067)	$(7,882)
Add back: stock based compensation expense recognized, net of related tax effects	298	—
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,397)	(3,630)

Net loss, pro forma	$(12,166)	$(11,512)

Basic and diluted loss per common share, as reported	$(0.11)	$(0.12)

Basic and diluted loss per common share, pro forma	$(0.15)	$(0.18)

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

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Three Months Ended April 30,
	2004	2003	2004	2003
Expected term (in years)	0.5	0.5	4.0	4.0
Volatility	55%	50%	55%	50%
Average risk free interest rate	1.04%	1.86%	2.75%	2.51%

Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding excluding repurchasable common stock of 542,329 and unvested restricted stock outstanding of 80,089 shares for the three months ended April 30, 2004 and repurchasable common stock of 522,081 shares for the three months ended April 30, 2003. The net loss is calculated by deducting the Series A redeemable convertible preferred stock dividend, accretion to redemption value of Series A redeemable convertible preferred stock, and the repurchasable common stock from the net loss.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Three Months Ended April 30,
	2004	2003
Repurchasable common stock	542,329	522,081
Unvested restricted stock outstanding	80,089	—
Number of common shares issuable for convertible notes payable	2,619,045	5,125,313
Options to purchase common stock	12,806,354	12,795,485
Potential shares to be issued from ESPP	485,505	385,200
Warrants to purchase common stock	4,843,644	5,800,209

Total	21,376,966	24,628,288

In February 2004, Global Alliance Partners exercised two of their three-year warrants to purchase 15,000 shares in a cashless exercise that resulted in the net issuance of 10,886 shares of the Company’s common stock. Additionally, NBC, a related party, exercised their five-year warrant to purchase 490,196 shares in a cashless exercise that resulted in the net issuance of 167,373 shares of the Company’s common stock. NBC was issued this warrant in conjunction with the issuance of the convertible notes payable in August 2001.

DIRECTV was issued 155,941 two-year warrants in April 2002 in conjunction with the Warrant and Registration Rights Agreement. These warrants were transferred by DIRECTV to their parent company, Hughes Electronics Corporation. In March 2004, Hughes Electronics Corporation, a related party, exercised warrants to purchase 149,291 shares in a cashless exercise that resulted in the net issuance of 63,233 shares of the Company’s common stock. The remaining 6,650 warrants expired, unexercised on April 16, 2004.

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

Because there is no active public market for the Company’s convertible notes payable, the Company estimates the fair value of its outstanding convertible notes payable by utilizing the value of the common stock that the notes are convertible into. As these convertible notes payable are deeply in the money, the Company estimates that the convertible notes payable can be valued using the fair value of the underlying stock.

As of April 30, 2004, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,045 shares of the Company’s common stock. The closing price of the Company’s common stock on April 30, 2004, as quoted on the Nasdaq, was $7.01. If converted, the total fair value of these shares at the closing price would have been $18.4 million.

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

3. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company accrues warranty costs for the expected material and labor required to provide warranty services on its hardware products. The methodology used in determining the liability for product warranty services is based upon historical information and experience. The Company’s warranty reserve liability is calculated as the total volume of unit sales over the warranty period, multiplied by the excepted volume of the warranty returns rate multiplied by the estimated cost to replace or repair the customers’ product returns under warranty. The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo DVR with a product defect for a charge. As of April 30, 2004 and 2003 the accrued warranty reserve liability was $455,000 and $922,000 respectively. The Company’s accrued warranty reserve liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. For example, as the Company has disclosed in Note 5, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

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

During the three months ended April 30, 2004 there were no conversions of notes payable. As of April 30, 2004 the Company had outstanding convertible notes payable at face value of $10.5 million, held by approximately four noteholders.

As of April 30, 2004, the carrying value of the convertible notes payable was as follows:

Convertible notes payable
(In thousands)
As of April 30, 2004

Face value of convertible notes payable	$10,450
Unamortized discount resulting from warrants issued to noteholders	(987)
Unamortized discount resulting from beneficial conversion feature	(3,033)

Carrying value of convertible notes payable as of April 30, 2004	$6,430

•	Interest expense and other for the three months ended April 30, 2004 includes coupon interest expense of $183,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $104,000; and amortization of the discount pertaining to the value of beneficial conversion of $321,000. Interest expense and other for the three months ended April 30, 2003 included coupon interest expense of $183,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $95,000; and amortization of the discount pertaining to the value of beneficial conversion of $332,000.

•	Interest expense and other-related parties for the three months ended April 30, 2004 was zero. Interest expense and other-related parties for the three months ended April 30, 2003 included 7% coupon interest of $175,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $90,000; and amortization of the discount pertaining to the value of beneficial conversion of $319,000.

•	Assuming there are no conversions, the 7% coupon interest for the remaining outstanding noteholders is paid semi-annually with the next payment of $365,750 scheduled for payment on August 15, 2004.

5. PATENT LICENSE AGREEMENT

On March 12, 2004, we executed a stock issuance agreement with Eric Goldwasser, Romi Goldwasser and Good Inventions LLC, a New York limited liability company, pursuant to which we issued an aggregate of 31,708 shares of our common stock to Good Inventions LLC. The execution of the stock issuance agreement and the issuance of the shares of common stock pursuant to the stock issuance agreement was an inducement to the Goldwassers to enter into a patent license agreement with us, pursuant to which the Goldwassers granted us an exclusive license to a patent relating to digital video recording technology. Pursuant to the patent license agreement, we have agreed to make certain royalty payments to the Goldwassers and to share with the Goldwassers a portion of any net litigation recovery actually received by us and directly attributable to the enforcement of the patent against third parties.

6. COMMITMENTS AND CONTINGENCIES

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

TiVo’s board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the Federal District Court may not approve the settlement in whole or part. In the event that the Court does not approve the final settlement, the Company believes it has meritorious defenses and intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $4.8 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent, and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to our complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. We have opposed both of Echostar’s motions. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2004, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $250,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the three months ended April 30, 2004 and 2003 was $732,000 and 467,000, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service and product development activities. Operating lease cash payments for the three months ended April 30, 2004 and 2003 were $763,000 and $741,000, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s partially unoccupied facilities as of April 30, 2004:

	Accrual balance as of	Total cash payments	Accrual balance as of
	January 31, 2004	April 30, 2004	April 30, 2004
	(In thousands)
TiVo, Berkshire, United Kingdom facility lease expenses	$254	$(28)	$226

Total	$254	$(28)	$226

Of the total accrued facilities expenses recorded as a result of the Company’s unoccupied facilities, $113,000 is included in deferred rent and other long-term liabilities and $113,000 is included in accrued liabilities in the accompanying consolidated balance sheet at April 30, 2004.

Future minimum operating lease payments as of April 30, 2004, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2005 (9 months)	2,433
January 31, 2006	3,278
January 31, 2007	3,285
January 31, 2008	273

Total	$9,269

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience research. Key elements of our strategy revolve around continued investment in technology, research and development, and innovation; partnering with service providers; extending and protecting our intellectual property and continuing to promote and leverage the TiVo brand; and working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

Executive Overview and Outlook

During the three months ended April 30, 2004, we continued to show strong growth in our subscription base and subscription revenues. Additionally, as previously announced, we began to increase investment in subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. We anticipate the majority of this planned investment will be in connection with the 2004 holiday shopping season. We believe this investment can create incremental revenue, profits, and cash flows and put us on a long-term growth trajectory towards creating sustainable profitability.

The following table sets forth selected information for the three months ended April 30, 2004 and 2003:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Net revenues	$34,523	$28,520
Cost of revenues	(24,405)	(21,981)
Operating expenses	(18,838)	(13,249)

Loss from operations	$(8,720)	$(6,710)

Cash flows from operations	$(6,340)	$(5,574)

Net Revenues. Our net revenues increased $6.0 million during the three months ended April 30, 2004, compared to the same prior-year period. The continued growth in our installed subscription base contributed to the increase in our net revenues. We have added approximately 264,000 net new TiVo-Owned and DIRECTV subscriptions in the last three months.

Cost of Revenues. The costs of our revenues increased by approximately 11% during the three months ended April 30, 2004 primarily because of increased cost of hardware revenues. The cost of hardware revenues increased approximately $2.7 million, or approximately 19%, compared to the same prior-year period primarily as a result of additional expenses due to revaluing inventory to the lower of cost or net realizable value.

Operating Expenses. Our operating expenses increased 42% or $5.6 million during the three months ended April 30, 2004, compared to the same prior-year period. We expected operating expenses to increase due to our increased spending on subscriber acquisition activities.

Cash Flows from Operations. Our cash flows from operations for three months ended April 30, 2004, compared to the same prior-year period have declined due to higher operating expenses attributable to our increased subscription acquisition activities.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources, and maximize the financial performance of our business. These key business metrics include subscription growth and cash flows used in operations.

Subscription Growth. Management believes this metric provides an important leading indicator of revenue generation in future years. Management uses it to help evaluate the execution and performance of TiVo’s and DIRECTV’s marketing programs in acquiring new subscriptions and retaining existing subscriptions. We define a “Subscription” as a contract referencing a TiVo-enabled DVR for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals. As of April 30, 2004, our total installed Subscription base was approximately 1,596,000, over twice the installed base as of April 30, 2003. Included in the 1,596,000 subscriptions as of April 30, 2004 are approximately 18,000 product lifetime subscriptions that had reached the end of the four-year period we use to recognize product lifetime subscription revenues.

Below is a table that details the growth in our Subscription base during the past eight quarters. The TiVo-Owned category refers to subscriptions sold directly by TiVo to customers who have TiVo-enabled DVRs and products, including those manufactured by TiVo, Sony, Pioneer, Toshiba, Philips, and others. The DIRECTV category refers to subscriptions sold by DIRECTV to customers who have integrated DIRECTV satellite receivers with TiVo. Additionally, we provide a breakdown of the percent of TiVo-Owned Subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee.

DIRECTV reports and pays us monthly subscription fees on a per-household basis. For households with multiple DVRs, we count each unique DVR as a Subscription. For the month of April 2004, DIRECTV paid us for approximately 754,000 households, which represented approximately 872,000 subscriptions. As a result, there were approximately 118,000 DIRECTV satellite receivers with TiVo functionality for which we receive no additional payment from DIRECTV.

In April 2004, we recognized approximately $1.44 in average monthly subscription revenue per DIRECTV subscription, excluding advertising and audience research revenues, compared to approximately $2.81 in April 2003. We expect the average monthly subscription revenue per DIRECTV subscription to continue to decline in the future at a slower rate as the mix of DIRECTV subscriptions shifts to the rapidly growing number of additions of new DIRECTV subscriptions, which involve no acquisition costs, lower recurring expenses, and lower subscription fees.

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002	Jul 31, 2002
Subscription additions:
TiVo-Owned	68	130	59	34	37	75	30	21
DIRECTV	196	200	150	56	42	39	16	21

Total Subscriptions Net Additions	264	330	209	90	79	114	46	42

Cumulative Subscriptions:
TiVo-Owned	724	656	526	467	433	396	321	291
DIRECTV	872	676	476	326	270	228	189	173

Total Cumulative Subscriptions	1,596	1,332	1,002	793	703	624	510	464

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	42%	40%	36%	34%	34%	34%	34%	33%

During the three months ended April 30, 2004, we added approximately 68,000 net new TiVo-Owned subscriptions. This represents growth of net new TiVo-Owned subscriptions of approximately 84% compared to the number of subscriptions added during the three months ended April 30, 2003. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, a $50 rebate program that began in September 2003, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth through managing our relationships with leading retailers like Best Buy, Circuit City, and others. Of the 68,000 net new TiVo-Owned subscriptions, during the three months ended April 30, 2004, approximately 61% elected the monthly recurring payment option.

During the three months ended April 30, 2004, we added approximately 196,000 net new subscriptions through DIRECTV. This represents growth of nearly 5 times the number of new DIRECTV subscriptions added in the quarter ended April 30, 2003. DIRECTV has increased its focus in driving demand for DIRECTV with TiVo, including increased marketing investment directed at existing DIRECTV customers.

Cash Flows Used in Operations. Management reviews this metric to aid it in evaluating our operating results. Management expects that net cash used in operating activities for the fiscal year 2005 will increase as compared to the fiscal year 2004 due to increased spending attributable to our planned increased investment in subscription acquisition activities.

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Net loss	$(9,067)	$(7,882)
Net cash used in operating activities	(6,340)	(5,574)

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 1. Note 1. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 1. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Product Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. As of April 30, 2004, approximately 1% of our total installed subscription base was product lifetime subscriptions that had reached the end of the four-year period we use to recognize product lifetime subscription revenues. We continued to incur costs of services for these subscriptions without corresponding revenue. Our product is still relatively new and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates. For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. In some cases, we have accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rates. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar programs and adjust estimates to consider actual redemptions. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on total pool basis. We continually monitor inventory valuation and purchase commitments for potential losses in net realizable value.

Estimates Used in Complex Agreements. We have a number of related party transactions and commitments. Many of these transactions are complex and involve multiple elements and types of consideration, including cash, debt, equity, and services. For example, our relationship with DIRECTV has historically included subscription revenue share expense, engineering professional services revenue, common stock and warrants issued for services, and various platform subsidies. Many of our arrangements require us to make estimations for the valuation of non-cash expenses, such as warrants issued for services, which must be assigned a value using financial models that require us to estimate certain parameters. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

Results of Operations

Revenues. Our revenues (before rebates, revenue share, and other payments to channel) for the three months ended April 30, 2004 and 2003 as a percentage of total revenues were as follows:

	Three Months Ended April 30,
	2004		2003
	(In thousands, except percentages)
Revenues
Service revenues	$22,159	56%	$12,702	41%
Technology revenues	3,015	8%	3,366	11%
Hardware revenues	14,337	36%	14,809	48%

Total revenues	$39,511		$30,877

Change from same prior-year period	28%		126%

Of the total service revenues and technology revenues for the three months ended April 30, 2004 and 2003, $5.1million and $4.3 million, respectively, were generated from related parties.

•	Service Revenues. Service revenues for the three months ended April 30, 2004 increased 74% or $9.5 million over the service revenues for the three months ended April 30, 2004. This increase was primarily due to the growth in our subscription base. During the three months ended April 30, 2004, we activated approximately 264,000 new subscriptions to the TiVo service bringing the total installed subscription base to approximately 1.6 million as of April 30, 2004, double the installed base as of April 30, 2003. We anticipate the fiscal year 2005 will have continued revenue growth as our subscription base grows. Revenues from advertising and research services included in service revenues, while not material during these periods, were increasing.

•	Technology Revenues. In the three months ended April 30, 2004, we derived 8% of our total revenues, or $3.0 million, from licensing and engineering professional services. Technology revenues for the three months ended April 30, 2004 were approximately 10% lower than the same period last year due to fewer licensing agreements. One related party customer generated $1.6 million and $1.6 million of technology revenues, or 4% and 5% of total revenues for the three months ended April 30, 2004 and 2003, respectively. Going forward, in our relationships with manufacturers and distributors, we are shifting focus from upfront licensing and engineering professional services payments to recurring royalty and service payments. We expect future technology revenues to decline from the fiscal year 2004 levels as we complete existing contracts.

•	Hardware Revenues. Hardware revenues for the three months ended April 30, 2004, were approximately the same as the prior fiscal year period. For the three months ended April 30, 2004 and 2003, one retail customer generated $6.3 million and $4.7 million of hardware revenues, or 16% and 15% of total revenues, respectively. Although volume of units sold increased for the three months ended April 30, 2004 by approximately 37% from the year ago period, the sales price per unit decreased by nearly the same percentage.

Rebates, revenue share, and other payments to channel.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
Rebates, revenue share, and other payments to channel	$4,988	$2,357
Change from same prior-year period	112%	NM

NM -Not meaningful

We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel increased for the three months ended April 30, 2004 as compared to the respective prior-year quarter due to higher revenue share and market development funds paid to retailers. Consumer rebate expenses were $1.6 million and $1.2 million, respectively, for the three months ended April 30, 2004 and 2003. We expect our fiscal year 2005 rebates, revenue share, and other payments to channel to be higher due to our increased investment in subscription acquisition activities.

Cost of service and technology revenues.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
Cost of service revenues	$5,593	$4,174
Cost of technology revenues	1,962	3,629

Cost of service and technology revenues	$7,555	$7,803

Change from same prior-year period	-3%	43%
Percentage of net revenues	22%	27%

Costs of service and technology revenues consist primarily of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Additional expenses included are telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Cost of service revenues for the three months ended April 30, 2004 increased 34% or $1.4 million compared to the same prior-year period. Total customer care center expenses for the three months ended April 30, 2004 increased by 82% or $711,000 compared to the same prior-year period due to an increased level of staffing. Additionally, expenses to add an online community site as an additional support option for TiVo end users increased 56% or $80,000 and customer satisfaction programs increased by $70,000 for the three months ended April 30, 2004. Cost of technology revenues decreased by approximately 46% or $1.7 million for the three months ended April 30, 2004 as compared to the same prior-year period. This decrease was due to decreased expenses related to providing engineering professional services to customers under agreements for which expenses exceeded the budgeted revenues.

Cost of hardware revenues.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
Cost of hardware revenues	$16,850	$14,178
Change from same prior-year period	19%	NM
Percentage of net revenues	49%	50%
Hardware Gross Margin	$(2,513)	$631

Costs of hardware revenues include all product costs and direct costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel expenses, warranty expenses, certain licensing expenses, and order fulfillment expenses such as shipping costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We do this to enable our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. Cost of hardware revenues are driven by a variety of factors related to inventory and channel management. Cost of hardware revenues for the three months ended April 30, 2004 increased 19% as compared to the same prior-year period primarily as a result of additional expenses due to revaluing inventory to the lower of cost or net realizable value. This additional expense resulted in hardware gross loss for the three months ended April 30, 2004.

Research and development expenses.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
Research and development expenses	$8,999	$5,472
Change from same prior-year period	64%	9%
Percentage of net revenues	26%	19%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the three months ended April 30, 2004 increased over the same prior-year period primarily due to increased salary expenses related to an increase in engineering regular headcount of 53 employees. Additionally, contributing to the increase was fewer engineers redeployed from research and development activities to engineering professional services activities.

Sales and marketing expenses.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
Sales and marketing expenses	$5,600	$3,999
Change from same prior-year period	40%	-87%
Percentage of net revenues	16%	14%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include expenses that consist of cash and non-cash charges related primarily to agreements with related parties.

The largest contributor to the increase of sales and marketing expenses for the three months ended April 30, 2004, in terms of absolute dollars, was advertising of $532,000. Another contributor was programming production video expense that increased 283% or $305,000. We expect our sales and marketing expenses for the fiscal year ending January 31, 2005 to be higher than the fiscal year ended January 31, 2004 due to increased subscription acquisition activities.

General and administrative expenses.

	Three Months Ended April 30,
	2004	2003
	(In thousands, except percentages)
General and administrative expenses	$4,239	$3,778
Change from same prior-year period	12%	1%
Percentage of net revenues	12%	13%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2004 increased compared to the same prior-year period primarily due to increased legal expenses of $333,000 for legal consulting of general corporate matters.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the three months April 30, 2004 doubled levels from the same prior-year period. The increase was a result of significantly higher levels of cash and cash equivalents, approximately $98.7 million, for the three months ended April 30, 2004.

Interest expense and other. Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Interest expense and other for the three months ended April 30, 2004 decreased 49% from the same prior-year period primarily due to fewer convertible notes payable that were due interest payments. Non-cash interest expense for the three months ended April 30, 2004 was $465,000 attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of other convertible notes payable, respectively. During the three months ended April 30, 2003 non-cash interest expense was $916,000 attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs for the convertible notes payable.

Cash interest expense for the three months ended April 30, 2004 and 2003 was primarily comprised of $183,000 and $183,000, respectively, for coupon interest expense on the convertible notes payable. Cash interest expense – related parties for the three months ended April 30, 2003 consisted of $175,000 for coupon interest expense on the convertible notes payable and interest expense payable to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Total cash interest expense	$194	$358
Total non-cash interest expense	465	916

Total interest expense	659	1,274
Total other expenses	(3)	—

Total interest expense and other	$656	$1,274

Change from same prior-year period	(49)%	(36)%

Provision for income taxes. Income tax expense for the three months ended April 30, 2004 and 2003 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included elsewhere in this Quarterly Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002	Jul 31, 2002
	(unaudited, in thousands except per share data)
Revenues

Service revenues	$22,159	$19,083	$16,018	$13,757	$12,702	$11,350	$10,185	$9,510
Technology revenues	3,015	2,126	6,656	3,649	3,366	2,365	2,556	14,344
Hardware revenues	14,337	25,537	24,479	8,057	14,809	14,511	16,220	11,109
Rebates, revenue share, and other payments to channel	(4,988)	(4,114)	(3,897)	1,209	(2,357)	(5,212)	(3,968)	—

Net revenues	34,523	42,632	43,256	26,672	28,520	23,014	24,993	34,963
Costs of Revenues
Cost of service revenues	5,593	5,252	4,370	3,909	4,174	4,719	3,852	4,387
Cost of technology revenues	1,962	2,496	4,464	3,020	3,629	2,110	1,442	3,189
Cost of hardware revenues	16,850	26,687	25,413	8,558	14,178	14,048	15,588	11,346

Total costs of revenues	24,405	34,435	34,247	15,487	21,981	20,877	20,882	18,922

Gross margin	10,118	8,197	9,009	11,185	6,539	2,137	4,111	16,041

Operating Expenses
Research and development	8,999	5,474	5,432	5,789	5,472	6,319	4,875	4,518
Sales and marketing	5,600	4,742	5,704	4,502	3,999	3,965	4,333	9,042
General and administrative	4,239	4,508	3,949	4,061	3,778	3,365	3,752	3,589

Loss from operations	(8,720)	(6,527)	(6,076)	(3,167)	(6,710)	(11,512)	(8,849)	(1,108)
Interest income	327	135	133	116	114	149	89	146
Interest expense and other	(656)	(5,672)	(1,330)	(1,311)	(1,274)	(21,003)	(2,609)	(1,965)

Loss before income taxes	(9,049)	(12,064)	(7,273)	(4,362)	(7,870)	(32,366)	(11,369)	(2,927)

Provision for income taxes	(18)	(297)	(115)	(25)	(12)	(164)	(150)	(111)

Net loss	$(9,067)	$(12,361)	$(7,388)	$(4,387)	$(7,882)	$(32,530)	$(11,519)	$(3,038)

Net loss per share
Basic and diluted	$(0.11)	$(0.18)	$(0.11)	$(0.07)	$(0.12)	$(0.56)	$(0.23)	$(0.06)
Weighted average shares used to calculate basic and diluted net loss per share	79,800	69,055	68,226	65,834	64,021	58,496	51,041	47,994

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At April 30, 2004, we had $138.4 million of cash and cash equivalents. For the fiscal year ending January 31, 2005, we plan to significantly increase our investment in subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. We believe our cash and cash equivalents and funds generated from operations represent sufficient resources to fund operations, capital expenditures, and working capital needs through the fiscal year ending January 31, 2005.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations, by financing activities, and our revolving line of credit facility with Silicon Valley Bank. Although we currently anticipate that our available funds and cash flows from operations will be sufficient to meet our cash needs through the fiscal year ending January 31, 2005, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that the additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors That May Affect Future Operating Results” below for further discussion.

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Net cash used in operating activities	$(6,340)	$(5,574)
Net cash used in investing activities	(750)	(407)
Net cash provided by financing activities	2,215	1,437

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended April 30, 2004 increased 14% or $766,000 as compared to the same prior-year period. This increase was primarily attributable to an increase in payments for accounts payable and accrued liabilities of approximately $2.5 million during the three months ended April 30, 2004 as compared to same prior-year period. Another contributor to the increase in net cash used in operating activities was the increase in net loss of approximately $1.2 million. The primary change in net loss was an increase in research and development expenses of $3.5 million. The increase in net cash used in operations was partially offset by the increase in revenues from subscriptions.

Cash from deferred revenues has increased because we sell product lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for both the three months ended April 30, 2004 and 2003 were primarily attributable to increased purchases of property and equipment to support our business.

Net Cash Provided by Financing Activities

The principal source of cash generated from financing activities relates to the issuance of common stock through our employee stock purchase plan. These transactions generated $1.2 million and $820,000, respectively, for the three months ended April 30, 2004 and 2003. Additionally, $987,000 and $617,000 were obtained from the issuance of common stock for stock options exercised for the three months ended April 30, 2004 and 2003, respectively.

Financing Agreements

January 2004 Common Stock Offering. On January 30, 2004, we issued 8,000,000 shares of our common stock, par value $.001 per share, at $9.30 per share to institutional investors managed by a large investment management firm headquartered in Boston. The issuance of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-106731). Our net proceeds from this sale were approximately $74.1 million after deducting our estimated offering expenses. We intend to use the net proceeds for general corporate purposes, primarily to fund sales, marketing and customer acquisitions, and secondarily to fund research and development, capital expenditures and working capital. Pending the application of the net proceeds, have invested the proceeds in investment-grade, interest-bearing securities.

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. As a result of the January 2004 common stock offering described above, there is $25,600,000 of remaining availability under this shelf registration statement. On March 18, 2004, we filed a new universal shelf registration statement on Form S-3 (No. 333-113719) that, was declared effective on June 7, 2004, which increased the securities available to be issued under the combined registration statements to $100,000,000. Depending upon market conditions, we may issue securities under these or future registration statements.

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes payable and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002.

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes payable from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions. During this period, $22.7 million in principal amount of the $43.2 million outstanding principal amount of the notes was converted into an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22.7 million principal amount of notes at $3.99 per share.

Loan and Security Agreement. On July 17, 2003, we entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend to us a revolving line of credit of up to the lesser of $6 million or a borrowing base. The borrowing base is equal to the sum of 80% of eligible accounts receivable plus 100% of pledged certificates of deposit (up to $2.0 million). The line of credit is secured by a first priority security interest on all of our assets except for our intellectual property. We are required to maintain at least $2.0 million in pledged certificates of deposit with Silicon Valley Bank during the term of the line of credit. The line of credit bears interest at the greater of prime plus 0.75% or 5.00% per annum, but in an event of default, the interest rate becomes 3.00% above the rate in effect immediately before the event of default. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At April 30, 2004, we were in compliance with these covenants and had zero amounts outstanding under the line of credit. The line of credit terminates and all borrowings are due on June 30, 2004, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of April 30, 2004, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Operating leases	$9,269	$3,257	$6,012	$—	—
Purchase obligations	14,180	14,180	—	—	—
Long-term convertible notes payable at face value	10,450	—	10,450	—	—
Coupon interest on long-term convertible notes payable	1,884	732	1,152	—	—

Total contractual cash obligations	$35,783	$18,169	$17,614	$—	$—

Other commercial commitments as of April 30, 2004, were as follows:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the three months ended April 30, 2004 and 2003 our net loss was $(9.1) million and $(7.9) million, respectively. As of April 30, 2004, we had an accumulated deficit of $(586.3) million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. In July 2002, EchoStar released the DishPVR 721, which offers a limited DVR feature set. EchoStar has also released the DishPVR 921, system for High Definition signals. Additionally, NDS, a company owned by News Corp., a significant stockholder of DIRECTV, has announced that it intends to compete with us to provide additional DVR technology to DIRECTV customers.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. This product combines digital and analog cable reception with dual-tuner DVR functionality. Motorola has announced its own plans for integrated cable DVRs. In addition, Motorola has announced plans to build integrated cable DVRs for cable operator Charter Communications using Moxi Media Center software from Digeo. Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows to using DVRs.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in our favor. On March 3, 2004, Pause Technology filed a notice of appeal to the United States Court of Appeal for the Federal Circuit, appealing the February 6, 2004 summary judgment ruling in favor of TiVo. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $4.8 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

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

If our current agreement with DIRECTV expires without being renewed, amended, or replaced, our business could be harmed. A significant number of our new and existing TiVo service subscriptions are DIRECTV customers with TiVo. Our current agreement with DIRECTV does not expire until February 2007. Neither TiVo nor DIRECTV will have any further obligations to each other, if our current agreement with DIRECTV expires without being renewed, amended, or replaced. While DIRECTV would have the right to continue to service existing DIRECTV receivers with TiVo without payment to us, it would not have the right to add new DIRECTV customers with TiVo. And while TiVo would no longer be able to generate additional revenue from the then-current DIRECTV customers with TiVo, we would have no further obligation to provide upgrades, fixes, new features, or software support. DIRECTV, however, also has the option under our current agreement to buy a royalty-bearing software and technology license from us. This license would grant DIRECTV access to our source code and technology to make, modify (with certain exceptions), sell, and distribute DIRECTV receivers with TiVo to add new subscribers after the expiration of our current agreement.

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

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we will need to continue to reduce our costs and lower the price of our DVR. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions. In addition, DVRs that enable the TiVo service can be used to pause, rewind, and fast-forward through live shows without an active subscription to the TiVo service. If a significant number of purchasers of the TiVo-enabled DVRs use these devices without subscribing to the TiVo service or cancel their existing subscriptions, our revenue growth will decline and we may not achieve profitability.

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

We may agree to share a substantial portion of the revenue we generate from subscription fees with some of our customers and consumer electronics companies. We may be unable to generate enough revenue to cover these obligations.

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

If we are unable to introduce new products or services, or if our new products and services are unsuccessful or unsatisfactory, our ability to grow our subscription base and retain customers may decrease which could cause our revenues to suffer.

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

Our ability to retain our current customers may decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.

We believe factors such as increased competition in the DVR marketplace, increased price sensitivity in the consumer base, any deterioration in the quality of our service, or product lifetime subscriptions no longer using our service may cause our TiVo-Owned subscription monthly churn rate to increase. If we are unable to retain our subscriptions by limiting the factors that we believe increase subscription churn, our ability to grow our subscription base could suffer and our revenues could be harmed.

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

The product lifetime subscriptions to the TiVo service that we currently offer commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs.

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of April 30, 2004, we had approximately 18,000 product lifetime subscriptions, or approximately 1.13% of our total installed subscription base, had exceeded the four-year period we use to recognize product lifetime subscription revenues.

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

Although we have not been the subject of such actions to date, one of our former competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed, and when the TiVoToGo™ service is released, the ability to transfer recordings from a TiVo-enabled DVR to a PC. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our former competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent, and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to our complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. We have opposed both of EchoStar’s motions. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with us and the other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to our insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that we have sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. Our board of directors approved the proposed settlement at a meeting held on June 25, 2003. It is possible that the Federal District Court may not approve the settlement in whole or part. In the event that the Court does not approve the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards, or are developing new proposed standards, such as accounting for stock options, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including with respect to the recognition of revenue from our product lifetime subscriptions, our results of operations could be significantly impacted.

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

Several of our stockholders own a substantial number of our shares. As of April 31, 2004, AOL owned 6,345,290 shares of our common stock. As of April 30, 2004 Hughes Electronics Corporation owned 3,449,834 shares of our common stock.

In addition, in August 2001, we issued $51.8 million in principal amount of our convertible senior notes due 2006, of which, as of April 30, 2004, there was $10.5 million in principal amount still outstanding. As of April 30, 2004, these notes were convertible into a maximum of 2,619,045 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,192,404 shares of our common stock, that were still outstanding as of April 30, 2004. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of April 30, 2004, options to purchase a total of 12,806,354 shares were outstanding under our option and equity incentive plans, and there were 12,712,011 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through May 28, 2004, our common stock has closed between $71.50 per share and $2.55 per share, closing at $7.61 on May 28, 2004. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption “Part II, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

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

The table below presents principal amounts and related weighted average interest rates as of April 30, 2004 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$138,360
Average interest rate	.95%

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

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II : OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth under Note 6. of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

In March 2004, we amended our 1999 Non-Employee Directors’ Stock Option Plan to increase the number of initial options granted to new directors to 50,000 shares from 20,000 shares, and the number of annual options granted to continuing directors to 25,000 shares from 10,000 shares. In connection with this amendment, all new directors who joined the Board after August 4, 2003 were granted an initial grant of 20,000 shares and an additional 30,000 shares in March 2004 for a total of 50,000 shares. The eligible directors were Messrs. Rogers, Fruit, Hartenstein, and Uva.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0	TiVo Inc.’s 1999 Non-Employee Directors’ Stock Option Plan and related documents, as amended (filed herewith).

10.1+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (filed herewith).

10.2	Form of Chief Executive Officer Change of Control Terms and Conditions Agreement (filed herewith).

10.3	Form of Executive and Senior Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.4	Form of Vice President Change of Control Terms and Conditions Agreement (filed herewith).

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated June 9, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated June 9, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated June 9, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated June 9, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to portions of this exhibit.

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended April 30, 2004:

•	Current Report on Form 8-K (Item 5) on February 11, 2004 regarding the favorable summary judgment ruling in the United States District Court for the District of Massachusetts for the registrant in the case filed against it in 2001 by Pause Technology LLC.

•	Current Report on Form 8-K (Items 7 and 12) on March 4, 2004, regarding the furnishing press release of the registrant’s earnings for the fourth quarter and year ended January 31, 2004.

•	Current Report on Form 8-K (Item 5) on March 5, 2004, regarding the announcement of the registrant’s earnings for the fourth quarter and year ended January 31, 2004.

Subsequent to April 30, 2004, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K (Item 5) on May 25, 2004, regarding the announcement of the registrant’s earnings for the first quarter ended April 30, 2004.

•	Current Report on Form 8-K (Items 7 and 12) on May 25, 2004, regarding the furnishing press release of the registrant’s earnings for the first quarter ended April 30, 2004.

•	Current Report on Form 8-K (Item 5) on June 4, 2004, regarding the resignation from the board of directors of Mr. Hartenstein.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” “Overtime Scheduler,” and the Jump Logo are registered trademarks of TiVo Inc.

“Active Preview,” “DIRECTIVO,” Home Media Option, “Life’s too short for bad TV,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” “Thumbs Down” (logo and text), “Thumbs Up” (logo and text), TiVo Series2 (logo and text), “TiVo, TV Your Way,” “WishList,” and “You’ve got a life, TiVo gets it” are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2004	By:	/s/ Michael Ramsay
Michael Ramsay
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 9, 2004	By:	/s/ David H. Courtney
David H. Courtney
Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration
(Principal Financial and Accounting Officer)