Form 10-Q
period 2004-07-31
TIVO INC
filed 2004-09-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 80,342,617 as of August 30, 2004.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2004

©2004 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2004	January 31, 2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents.	$129,993	$143,235
Accounts receivable (includes $0 and $1,500 due from related parties), net of allowance for doubtful accounts of $134 and $17 as of July 31, 2004 and January 31, 2004, respectively	14,660	12,131
Inventories	23,088	8,566
Prepaid expenses and other, current (includes $0 and $2,832 prepaid to related parties as of July 31, 2004 and January 31, 2004, respectively)	4,545	5,184

Total current assets.	172,286	169,116
LONG-TERM ASSETS

Property and equipment, net .	8,192	8,695

Intangible assets, net	2,166	2,201

Prepaid expenses and other, long-term (includes $0 and $3,268 prepaid to related parties as of July 31, 2004 and January 31, 2004, respectively)	2,054	3,879

Total long-term assets.	12,412	14,775

Total assets.	$184,698	$183,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

CURRENT LIABILITIES

Accounts payable.	$32,732	$15,028
Accrued liabilities (includes $0 and $880 due to related parties as of July 31, 2004 and January 31, 2004, respectively)	14,604	16,125
Deferred revenue, current (includes $0 and $1,814 from related parties as of July 31, 2004 and January 31, 2004, respectively)	37,350	38,392

Total current liabilities.	84,686	69,545

LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	6,866	6,005
Deferred revenue, long-term.	43,538	41,895

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share amounts)

(unaudited)

	July 31, 2004	January 31, 2004
Deferred rent and other	626	814

Total long-term liabilities.	51,030	48,714

Total liabilities	135,716	118,259

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 80,319,843 and 79,588,476 respectively	80	80
Additional paid-in capital	646,547	644,064
Deferred compensation.	(568)	(1,262)
Accumulated deficit	(597,077)	(577,250)

Total stockholders’ equity	48,982	65,632

Total liabilities and stockholders’ equity	$184,698	$183,891

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues
Service and technology revenues (includes $1,718, $4,078, $6,805 and $8,390 from related parties for the three months and six months ended July 31, 2004 and 2003, respectively) .	$27,760	$17,406	$52,934	$33,474
Hardware revenues	18,592	8,057	32,929	22,866
Rebates, revenue share and other payments to channel	(6,576)	1,209	(11,564)	(1,148)

Net revenues	39,776	26,672	74,299	55,192
Costs of revenues

Costs of service and technology revenues	9,544	6,929	17,099	14,732
Cost of hardware revenues	22,720	8,558	39,570	22,736

Total cost of revenues	32,264	15,487	56,669	37,468

Gross margin	7,512	11,185	17,630	17,724

Research and development	8,138	5,789	17,137	11,261
Sales and marketing (includes $284, $1,909, $1,100 and $3,782 to related parties for the three months and six months ended July 31, 2004 and 2003, respectively)	6,026	4,502	11,626	8,501
General and administrative	3,794	4,061	8,033	7,839

Total operating expenses	17,958	14,352	36,796	27,601

Loss from operations.	(10,446)	(3,167)	(19,166)	(9,877)

Interest income.	366	116	693	230
Interest expense and other	(668)	(1,311)	(1,324)	(2,585)

Loss before income taxes	(10,748)	(4,362)	(19,797)	(12,232)
Provision for income taxes	(12)	(25)	(30)	(37)

Net loss	$(10,760)	$(4,387)	$(19,827)	$(12,269)

Net loss per common share-basic and diluted	$(0.13)	$(0.07)	$(0.25)	$(0.19)

Weighted average common shares used to calculate basic and diluted	80,196,728	65,834,234	79,998,296	64,927,790

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’S EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2004	79,588,476	$80	$644,064	$(1,262)	$(577,250)	$65,632
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock.	241,492					0
Issuance of common stock related to purchase of patent rights.	31,708		306			306
Issuance of common stock related to exercise of common stock options.	204,199		987			987
Issuance of common stock related to employee stock purchase plan.	227,517		1,228			1,228
Retirement due to forfeiture of unvested restricted common stock	(16,852)		(144)	144		0

Recognition of stock based compensation expense				298		298

Net loss					(9,067)	(9,067)

BALANCE APRIL 30, 2004	80,276,540	80	646,441	(820)	(586,317)	59,384
Issuance of common stock related to exercise of common stock options.	43,303		106			106

Recognition of stock based compensation expense				252		252

Net loss					(10,760)	(10,760)

BALANCE JULY 31, 2004	80,319,843	$80	$646,547	$(568)	$(597,077)	$48,982

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,827)	$(12,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles.	2,330	2,859
Amortization of prepaid advertising	—	752
Non-cash interest expense	940	1,863
Recognition of stock-based compensation expense	550	16
Amortization of note receivable	—	470
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 and $151 from related parties for the six months ended July 31, 2004 and 2003)	(2,529)	1,528
Inventories	(14,522)	631
Prepaid expenses and other, current (change includes $2,832 and $(19) to related parties for the six months ended July 31, 2004 and 2003, respectively)	560	226
Prepaid expenses and other, long-term (change includes $3,268 and $370 to related parties for the six months ended July 31, 2004 and 2003, respectively)	1,825	676
Accounts payable	17,704	(2,835)
Accrued liabilities (change includes $(880) and $(1,151) to related parties for the six months ended July 31, 2004 and 2003, respectively)	(1,215)	(5,856)
Deferred revenue, current (change includes $(1,814) and $(1,541) from related parties for the six months ended July 31, 2004 and 2003, respectively)	(1,042)	(754)
Deferred revenue, long-term	1,643	278
Deferred rent and other long-term liabilities	(188)	(606)

Net cash used in operating activities	(13,771)	(13,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment, net	(1,792)	(785)

Net cash used in investing activities	(1,792)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to employee stock purchase plan	1,228	820
Proceeds from issuance of common stock related to exercise of common stock options	1,093	5,477
Cash proceeds from issuance of common stock	—	26,623
Payment of issuance costs for common stock	—	(500)

Net cash provided by financing activities	2,321	32,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,242)	18,614

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003
CASH AND CASH EQUIVALENTS:

Balance at beginning of period	143,235	44,201

Balance at end of period	$129,993	$62,815

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest.	$(387)	$(722)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	—	—
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock.	(144)	—

Issuance of common stock for purchase of patents rights	(306)	—

Issuance of compensatory common stock grant at $10.57 per share	—	(370)

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Ltd., a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. TiVo is a provider of technology and services for digital video recorders, or DVRs. The Company has developed a subscription-based television service (the “TiVo service”) that allows consumers to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience research. The TiVo service requires a TiVo-enabled DVR or set-top box. These may be purchased at major consumer electronics retailers throughout the United States or through the Company’s website. Many currently available TiVo-enabled DVRs are broadband-enabled and offer customers the ability to enjoy digital music and photos.

The Company continues to be subject to a number of risks, including delays in development; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and its highly dependent relationship with DIRECTV. The Company conducts its operations through one reportable segment. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2004 and January 31, 2004 and the results of operations for the three and six-month periods ended July 31, 2004 and 2003 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2004 and 2003. Additionally, included is the unaudited statement of stockholders’ equity for the six-month period ended July 31, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2004 and 2003, including the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K. Operating results for the three and six-month periods ended July 31, 2004 are not necessarily indicative of results that may be expected for the year ending January 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Related Parties Relationships

In June 2004, the Company’s relationship with DIRECTV changed. As a result, the Company determined it no longer maintained a related party relationship with DIRECTV as DIRECTV no longer holds an equity position of 5% or more in the Company, DIRECTV no longer had a director on the Company’s board of directors and DIRECTV was not in a position to significantly influence the Company’s management or operating expenses. Accordingly, the Company did not reflect transactions with DIRECTV for activities after May 31, 2004 in the parenthetical related party transaction disclosures included on the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flows for the three months ended July 31, 2004. There was no change to the related party classifications for prior years.

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

Inventories

TiVo introduced its Series2 TiVo-enabled DVRs in January 2002. The Company sells these units to certain retailers and distributors, including Best Buy, who make the recorders available nationwide in retail stores, as well as through TiVo’s own online direct sales. As part of these hardware sales activities, TiVo maintains a finished goods inventory of the TiVo-enabled DVRs throughout the year. Inventories are stated at the lower of cost or net realizable value on an aggregate basis, with cost determined using the first-in, first-out method.

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

Revenue Recognition and Deferred Revenue

During the three and six-month periods ended July 31, 2004 and 2003 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

Net revenues for the three and six months ended July 31, 2004 and 2003, respectively, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net revenues
Service revenues	$24,333	$13,757	$46,492	$26,459
Technology revenues	3,427	3,649	6,442	7,015
Hardware revenues	18,592	8,057	32,929	22,866
Rebates, revenue share, and other payments to channel	(6,576)	1,209	(11,564)	(1,148)

Net revenues	$39,776	$26,672	$74,299	$55,192

Revenues from advertising and research services included in service revenues were not material during these periods. For the six months ended July 31, 2004 and 2003, one retail customer generated $17.1 million and $7.2 million of hardware revenues, or approximately 23% and 13% of net revenues, respectively. The same retail customer generated $10.8 million and $2.5 million of hardware revenues, or approximately 27% and 10% of net revenues, respectively, for the three months ended July 31, 2004 and 2003.

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

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, the Company has accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. If the Company is not able to estimate total project revenues, costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

Hardware Revenues. The Company recognizes hardware revenues, net of allowance for sales returns, from the sales of its TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these DVRs are expensed as cost of hardware revenues.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to customers such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. Fiscal year 2004 expenses reflected the reversal of the rebate accrual for rebate programs that ended on April 30, 2003. These payments are classified as “rebates, revenue share, and other payments to channel.”

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Additionally, included are sales and marketing expenses that consist of cash and non-cash charges related to the Company’s agreements with related parties.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $1.2 million and $1.7 million for the three and six months ended July 31, 2004 and $444,000 and $199,000 for the three and six months ended July 31, 2003, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Total cash interest expense	193	$364	387	$722
Total non-cash interest expense	475	947	940	1,863

Total interest expense	668	1,311	1,327	2,585
Total other expenses	—	—	(3)	—

Total interest expense and other	$668	$1,311	$1,324	$2,585

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the six months ended July 31, 2004, options to purchase 2,795,450 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than or greater than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the six months ended July 31, 2004 was $3.18. In addition to the stock options granted during the six months ended July 31, 2004, 16,852 shares of unvested restricted stock that had been granted to an employee who was a former employee were retired due to forfeiture. This resulted in a reversal of $144,000 of deferred compensation. There were 227,517 shares issued to employees under the Company’s ESPP during the six months ended July 31, 2004. The weighted average fair value of the offerings to purchase ESPP shares for the six months ended July 31, 2004 was $2.06. Stock-based compensation expense recognized for the six months ended July 31, 2004 was $550,000.

During the six months ended July 31, 2003, options to purchase 3,149,100 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the six months ended July 31, 2003 was $3.09. There were 235,918 shares issued to employees under the Company’s Employee Stock Purchase Plan during the six months ended July 31, 2003. The weighted average fair value of the offerings to purchase these ESPP shares for the six months ended July 31, 2003 was $1.45.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s ESPP for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(10,760)	$(4,387)	$(19,827)	$(12,269)
Add back: stock based compensation expense recognized, net of related tax effects	252	16	550	16
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,741)	(3,518)	(6,138)	(7,148)

Net loss, pro forma	$(13,249)	$(7,889)	$(25,415)	$(19,401)

Basic and diluted loss per common share, as reported	$(0.13)	$(0.07)	$(0.25)	$(0.19)

Basic and diluted loss per common share, pro forma	$(0.17)	$(0.12)	$(0.32)	$(0.30)

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

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
Weighted average assumptions	Six Months Ended July 31,
	2004	2003	2004	2003
Expected term (in years)	0.5	0.5	4.0	4.0
Volatility	53%	50%	51%	50%
Average risk free interest rate	1.35%	1.86%	3.34%	2.90%

Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding excluding repurchasable common stock of 537,433 and unvested restricted stock outstanding of 68,647 shares for the six months ended July 31, 2004 and repurchasable common stock of 555,412 shares for the six months ended July 31, 2003.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Six Months Ended July 31,
	2004	2003
Repurchasable common stock	537,433	555,412
Unvested restricted stock outstanding	68,647	—
Number of common shares issuable for convertible notes payable	2,619,045	5,125,313
Options to purchase common stock	15,059,294	12,952,006
Potential shares to be issued from ESPP	485,505	385,200
Warrants to purchase common stock	4,843,644	5,800,209

Total	23,613,568	24,818,140

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

DIRECTV was issued 155,941 two-year warrants in April 2002 in conjunction with the Warrant and Registration Rights Agreement. These warrants were transferred by DIRECTV to their parent company, Hughes Electronics Corporation. In March 2004, Hughes Electronics Corporation, a former related party, exercised warrants to purchase 149,291 shares in a cashless exercise that resulted in the net issuance of 63,233 shares of the Company’s common stock. The remaining 6,650 warrants expired, unexercised on April 16, 2004.

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

As of July 31, 2004, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,045 shares of the Company’s common stock. The closing price of the Company’s common stock on July 30, 2004, as quoted on the Nasdaq, was $5.65. If converted, the total fair value of these shares at the closing price would have been $14.8 million.

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

3.	SILICON VALLEY BANK LINE OF CREDIT

On June 29, 2004, the Company renewed its loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to it from a maximum of $6 million to $15 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that the Company maintains a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of the Company’s assets except for its intellectual property. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows the Company to enter into foreign exchange forward contracts in which it may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintain certain financial ratios. Additionally, the loan and security agreement may limit the Company, under certain circumstances, from repaying the repurchase price of its convertible notes payable in cash. At July 31, 2004, the Company was in compliance with these covenants and had zero amounts outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

4.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company accrues warranty costs for the expected material and labor required to provide warranty services on its hardware products. The methodology used in determining the liability for product warranty services is based upon historical information and experience. The Company’s warranty reserve liability is calculated as the total volume of unit sales over the warranty period, multiplied by the expected rate of warranty returns multiplied by the estimated cost to replace or repair the customers’ product returns under warranty. The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2004 and 2003, the accrued warranty reserve was $611,000 and $629,000 respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence, and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In particular, as the Company has disclosed in Note 6, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted, the relative merits of the claim, the financial ability of the party suing the indemnified party to engage in protracted litigation, the number of parties seeking indemnification, the nature and amount of damages claimed by the party suing the indemnified party, and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

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

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of 7% convertible notes payable due August 15, 2006 and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors. During the six months ended July 31, 2004, there were no conversions of notes payable. As of July 31, 2004, the Company had outstanding convertible notes payable at face value of $10.5 million, held by approximately four noteholders.

As of July 31, 2004, the carrying value of the convertible notes payable was as follows:

As of July 31, 2004	Convertible notes payable
(In thousands)
Face value of convertible notes payable	$10,450
Unamortized discount resulting from warrants issued to noteholders	(880)
Unamortized discount resulting from beneficial conversion feature	(2,704)

Carrying value of convertible notes payable as of July 31, 2004	$6,866

•	Interest expense and other for the six months ended July 31, 2004 includes coupon interest expense of $366,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $212,000; and amortization of the discount pertaining to the value of beneficial conversion of $649,000. Interest expense and other for the six months ended July 31, 2003 included coupon interest expense of $366,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $192,000; and amortization of the discount pertaining to the value of beneficial conversion of $676,000.

•	Interest expense and other-related parties for the six months ended July 31, 2004 was zero. Interest expense and other-related parties for the six months ended July 31, 2003 included 7% coupon interest of $350,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $184,000; and amortization of the discount pertaining to the value of beneficial conversion of $649,000.

•	On August 15, 2004, the Company paid $365,750 of coupon interest to holders of its convertible notes payable. Assuming there are no conversions, 7% coupon interest for the outstanding convertible notes payable is paid semi-annually with the next payment of $365,750 scheduled to be paid on February 15, 2005.

•	The Company may redeem, pursuant to the terms of the indenture governing the notes, some or all of the notes at any time before maturity at a redemption price of $1,000 per $1,000 principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

6.	COMMITMENTS AND CONTINGENCIES

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

On September 25, 2001, Pause Technology LLC filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. On February 6, 2004, TiVo obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that the Company’s software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in the Company’s favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeal for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. The Company is incurring expenses in connection with this litigation that may become material, and in the event there is an adverse outcome, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable is scheduled to commence on October 12, 2004. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $4.8 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to the Company’s complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. The Company has opposed both of Echostar’s motions. The Company seeks unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. The Company could incur material expenses in this litigation.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer American Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2004, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $250,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the six months ended July 31, 2004 and 2003 was $1.5 million and $986,000, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Operating lease cash payments for the six months ended July 31, 2004 and 2003 were $1.5 million and $1.5 million, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s unoccupied facility as of July 31, 2004:

	Accrual balance as of January 31, 2004	Total cash payments July 31, 2004	Accrual balance as of July 31, 2004

	(In thousands)
Berkshire, United Kingdom facility lease expenses	$254	$(56)	$198

Total	$254	$(56)	$198

Of the total accrued facilities expenses recorded as a result of the Company’s unoccupied facility $85,000 is included in deferred rent and other long-term liabilities and $113,000 is included in accrued liabilities in the accompanying consolidated balance sheet at July 31, 2004.

Future minimum operating lease payments as of July 31, 2004, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2005 (6 months)	$1,622
January 31, 2006	3,278
January 31, 2007	3,285
January 31, 2008	273

Total	$8,458

7.	SUBSEQUENT EVENTS

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. Through TGC, the Company’s management expects to gain access to high quality, low-cost engineering resources for the design and development of reduced-cost digital video recorder platforms. Management believes that this investment will enable the Company’s internal research and development team to focus on future service-related enhancements and initiatives. The Company does not believe this transaction will have a material effect on its results of operations in fiscal year 2005.

Management expects TGC to engage in design, development, and licensing activities related to reduced-cost digital video recorder platforms and technology. The Company and TGC have agreed to share certain costs and expenses relating to research and development. Management also expects TGC will pursue opportunities to market TiVo technology in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. The Company will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without the prior consent of TiVo, any DVR products or DVR services that do not support the TiVo service outside of The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. In the United States, TGC may offer DVR products that support the TiVo service only to TiVo, authorized TiVo licensees or TiVo approved retail distributors.

At closing, TiVo’s preferred share investment accounted for approximately 49.4% of TGC’s equity (approximately 44.3% on a fully-diluted basis assuming the issuance of options to executives of TGC). The remainder of TGC’s shareholders include financial investors (including New Enterprise Associates, a stockholder of TiVo Inc. that has a representative on TiVo’s Board of Directors and holds less then 10% of TGC’s equity) and certain members of TGC’s management team who have contributed cash or services in exchange for equity. Initially, the Company will have two seats on TGC’s five-member Board of Directors. Subject to restrictions and under specific circumstances, the Company also has a limited call right to acquire all of TGC after five years or upon a change of control of TiVo at a premium to TGC’s fair market value. The Company also has the right to acquire at least a majority of TGC in the event of a TGC initial public offering at the net initial public offering price. TGC is incorporated in the Cayman Islands.

With the approval of the Company’s Board of Directors, Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies, will serve as TGC’s Chief Executive Officer and Chairman of TGC’s Board of Directors. Mr. Chien resigned from his current position at TiVo on August 3, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

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

Executive Overview and Current Outlook

During the three and six months ended July 31, 2004, we continued to show strong growth in our subscription base and subscription revenues. Additionally, we continued to increase investment in subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. For example, in August 2004 we announced a $100 rebate offer for TiVo Series2 DVRs purchased between August 11, 2004 and September 30, 2004. We anticipate the majority of this investment during the fiscal year 2005 will be in connection with the 2004 holiday shopping season. We believe this investment can create incremental revenue, profits, and cash flows and put us on a long-term growth trajectory towards creating sustainable profitability.

The following table sets forth selected information for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net revenues	$39,776	$26,672	$74,299	$55,192
Cost of revenues	(32,264)	(15,487)	(56,669)	(37,468)
Operating expenses	(17,958)	(14,352)	(36,796)	(27,601)

Loss from operations	$(10,446)	$(3,167)	$(19,166)	$(9,877)

Cash flows from operating activities			$(13,771)	$(13,021)

Net Revenues. Our net revenues increased $19.1 million, or 35%, during the six months ended July 31, 2004, compared to the same prior-year period. We have added approximately 288,000 net new TiVo-Owned and DIRECTV with TiVo subscriptions in the last three months.

Cost of Revenues. Our costs of revenues increased by approximately 51% during the six months ended July 31, 2004. The cost of hardware revenues for the six months ended July 31, 2004 increased approximately $16.8 million, or approximately 74%, compared to the same prior-year period.

Operating Expenses. Our operating expenses increased 33% or $9.2 million during the six months ended July 31, 2004, compared to the same prior-year period. We expect our operating expenses to increase due to our increased spending on subscription acquisition activities.

Cash Flows from Operating Activities. Our cash flows from operating activities for six months ended July 31, 2004, declined slightly compared to the same prior-year period.

We continue to be subject to a number of risks, including delays in development; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against us; and our highly dependent relationship with DIRECTV. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. To date we have had substantial negative cash flow. During the six months ended July 31, 2004, we had net losses of $(19.8) million. As of July 31, 2004, we had an accumulated deficit of $(597.1) million.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources, and maximize the financial performance of our business. These key business metrics include subscription growth and cash flows from operating activities.

Subscription Growth. Management believes this metric is a leading indicator of revenue generation in future years. Management uses it to help evaluate the execution and performance of TiVo’s and DIRECTV’s marketing programs in acquiring new subscriptions and retaining existing subscriptions. We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. A product lifetime subscription that has reached the end of the four-year period we use to recognize product lifetime subscription revenues and whose DVR has not made contact to the TiVo service within the prior six-month period, is no longer counted as a subscription. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals. As of July 31, 2004, our total installed subscription base was approximately 1,884,000, approximately 26,000 of which are product lifetime subscriptions that had reached the end of the four-year period we use to recognize product lifetime subscription revenues.

Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned category refers to subscriptions sold directly by TiVo to customers who have TiVo-enabled DVRs and products, including those manufactured by TiVo, Sony, Pioneer, Toshiba, Philips, and others. The DIRECTV category refers to subscriptions sold by DIRECTV to customers who have integrated DIRECTV satellite receivers with TiVo service. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee.

DIRECTV reports and pays us monthly fees on a per-household basis. For households with multiple DIRECTV DVRs with TiVo, we count each unique DVR as a subscription. For the month of July 2004, DIRECTV paid us for approximately 942,000 households, which represented approximately 1,097,000 subscriptions. As a result, there were approximately 155,000 DIRECTV DVRs with TiVo service for which we receive no additional payment from DIRECTV.

In July 2004, we recognized approximately $1.34 in average monthly subscription revenue per DIRECTV subscription, excluding advertising and audience research revenues, compared to approximately $2.45 in July 2003. We calculate average monthly subscription revenue per DIRECTV subscription by dividing average monthly revenues from DIRECTV for the period (DIRECTV subscription revenues during the period divided by the number of months in the period) by average DIRECTV subscriptions for the period. Our average DIRECTV subscriptions were approximately 1,062,000 and 315,000 for the months of July 2004 and 2003, respectively. We expect the average monthly subscription revenue per DIRECTV subscription to continue to decline, at a slower rate, as the mix of DIRECTV subscriptions shifts to the growing number of additions of new DIRECTV subscriptions, which involve no acquisition costs, lower recurring expenses, and lower subscription fees to us.

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002
Subscription Net Additions:
TiVo-Owned	63	68	130	59	34	37	75	30
DIRECTV	225	196	200	150	56	42	39	16

Total Subscription Net Additions	288	264	330	209	90	79	114	46

Cumulative Subscriptions:
TiVo-Owned	787	724	656	526	467	433	396	321
DIRECTV	1,097	872	676	476	326	270	228	189

Total Cumulative Subscriptions	1,884	1,596	1,332	1,002	793	703	624	510

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	43%	42%	40%	36%	34%	34%	34%	34%

Cash Flows From Operating Activities. Management reviews this metric to aid it in evaluating our operating results. We believe this metric is useful to investors primarily as a tool to track changes in our cash flows used in operations and compare to those of other companies. Management expects that net cash used in operating activities for the fiscal year 2005 will increase as compared to the fiscal year 2004 due to increased spending attributable to our previously disclosed increased investment in subscription acquisition activities in an effort to obtain future subscription revenues.

	Six Months Ended July 3l,
	2004	2003
	(In thousands)
Net loss	$(19,827)	$(12,269)
Net cash used in operating activities	(13,771)	(13,021)

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 1. Note 1. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 1. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Product Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. As of July 31, 2004, approximately 1% of our total installed subscription base was product lifetime subscriptions that had reached the end of the four-year period we use to recognize product lifetime subscription revenues. We continued to incur costs of services for these subscriptions without corresponding revenue. We believe the marginal cost to provide service to these subscriptions is not material. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates. For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering professional service contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rates. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar programs and adjust estimates to consider actual redemptions. Using different liability estimates may produce materially different results. A favorable change in liability estimates in a period could result in additional profit and an unfavorable change in liability estimates could result in a reduction of profit. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

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

Estimates Used in Complex Agreements. We have a number of complex transactions and commitments. Many of these transactions involve multiple elements and types of consideration, including cash, debt, equity, and services. For example, our relationship with DIRECTV has historically included subscription revenue share expense, engineering professional services revenue, common stock and warrants issued for services, and various platform subsidies. Many of our arrangements require us to make estimations for the valuation of non-cash expenses, such as warrants issued for services, which must be assigned a value using financial models that require us to estimate certain parameters. We have utilized our best estimate of the value of the various elements in accounting for these transactions. Had alternative assumptions been used, the values obtained may have been materially different.

Results of Operations

Net revenues. Net revenues for the three and six months ended July 31, 2004 and 2003 as a percentage of net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
Net revenues	2004		2003		2004		2003
	(In thousands, except percentages)
Service revenues	$24,333	61%	$13,757	52%	$46,492	63%	$26,459	48%
Technology revenues	3,427	9%	3,649	14%	6,442	9%	7,015	13%
Hardware revenues	18,592	47%	8,057	30%	32,929	44%	22,866	41%
Rebates, revenue share, and other payments to channel	(6,576)	(17)%	1,209	4%	(11,564)	(16)%	(1,148)	(2)%

Net revenues	$39,776		$26,672		$74,299		$55,192

Change from same prior-year period	49%		(24)%		35%		15%

Of the total service revenues and technology revenues for the three months ended July 31, 2004 and 2003, $1.7 million and $4.1 million, respectively, were generated from related parties. For the six months ended July 31, 2004 and 2003, $6.8 million and $8.4 million, respectively, of total service revenues and technology revenues were generated from related parties.

•	Service Revenues. Service revenues for the three and six months ended July 31, 2004 increased 77% and 76%, or $10.6 million and $20.0 million, respectively, over the service revenues for the three and six months ended July 31, 2003. These increases were primarily due to the growth in our subscription base. During the three months ended July 31, 2004, we activated approximately 288,000 new subscriptions to the TiVo service bringing the total installed subscription base to approximately 1.9 million as of July 31, 2004, more than double the installed base as of July 31, 2003. Of the 63,000 net new TiVo-Owned subscriptions, during the three months ended July 31, 2004, approximately 60% elected the monthly recurring payment option. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, a $50 rebate program that began in February 2004, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth through managing our relationships with leading retailers like Best Buy, Circuit City, and others. Of the 63,000 net new TiVo-Owned subscriptions, during the three months ended July 31, 2004, approximately 60% elected the monthly recurring payment option. Revenues from advertising and research services included in service revenues, while not material during these periods, continue to increase.

•	Technology Revenues. In the three and six months ended July 31, 2004, we derived 9% and 9% of our net revenues, or $3.4 million and $6.4 million, respectively, from licensing and engineering professional services. Technology revenues for the three months ended July 31, 2004 were approximately 6% lower than the same period last year due to fewer licensing agreements. One related party customer generated $436,000 and $1.7 million of technology revenues, or 1% and 6% of net revenues for the three months ended July 31, 2004 and 2003, respectively. Going forward, in our relationships with manufacturers and distributors, we are shifting focus from upfront licensing and engineering professional services payments to recurring royalty and service payments. We expect future technology revenues to decline from the fiscal year 2004 levels as we complete existing contracts.

•	Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and six months ended July 31, 2004, were 47% and 44% of our net revenues, respectively. For the three months ended July 31, 2004 and 2003, one retail customer generated $10.8 million and $2.5 million of hardware revenues, or 27% and 10% of net revenues, respectively. Although volume of units sold increased for the six months ended July 31, 2004 by approximately 83% from the year ago period, the sales price per unit decreased by nearly 42% because we reduced to both retail customers and consumers the sales price per unit.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel increased for the three and six months ended July 31, 2004 as compared to the respective prior-year quarter due to higher revenue share and market development funds paid to retailers. Consumer rebate expenses were $2.2 million and $3.8 million, respectively, for the three and six months ended July 31, 2004, as compared to $(3.1) million and $(1.9) million for the three and six months ended July 31, 2003. Fiscal year 2004 expenses reflected the reversal of the rebate accrual for rebate programs that ended on April 30, 2003. We expect our fiscal year 2005 rebates, revenue share, and other payments to channel to be higher due to our increased investment in subscription acquisition activities. For example, in August 2004 we announced a $100 rebate offer for TiVo Series2 DVRs purchased between August 11, 2004 and September 30, 2004.

Cost of service and technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Cost of service revenues	$6,836	$3,909	$12,429	$8,083
Cost of technology revenues	2,708	3,020	4,670	6,649

Cost of service and technology revenues	9,544	6,929	17,099	14,732

Change from same prior-year period	38%	(9)%	16%	13%
Percentage of service and technology revenues	34%	40%	32%	44%

Costs of service and technology revenues consist primarily of expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Additional expenses included are telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Cost of service revenues for the three and six months ended July 31, 2004 increased 75% and 54% or $2.9 million and $4.3 million compared to the same prior-year periods. Total customer care center expenses for the three and six months ended July 31, 2004 increased by 94% and 88%, or $784,000 and $1.5 million, respectively, compared to the same prior-year period due to an increased level of staffing. Additionally, expenses related to the addition of an online community site to provide additional support to TiVo end users nearly doubled from the prior-year period to $504,000, and technology license fees increased by $820,000 for the six months ended July 31, 2004. Cost of technology revenues decreased by approximately 10% and 30% or $312,000 and $2.0 million for the three and six months ended July 31, 2004, as compared to the same prior-year period. This decrease was due to lower provisions for losses on contracts related to providing engineering professional services to customers under agreements for which expenses exceeded the budgeted revenues.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Cost of hardware revenues	$22,720	$8,558	$39,570	$22,736
Change from same prior-year period	165%	(25)%	74%	51%
Percentage of hardware revenues	122%	106%	120%	99%
Hardware Gross Margin	$(4,128)	$(501)	$(6,641)	$130

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We have engaged in the manufacturing and the sale of hardware as a means to grow our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. Cost of hardware revenues are driven by a variety of factors related to inventory and channel management. Cost of hardware revenues for the three and six months ended July 31, 2004 increased 165% and 74% as compared to the same prior-year periods primarily as a result of increased manufacturing volume and additional charges taken as a result of inventory revaluation using the lower of cost or net realizable value. These increased expenses resulted in hardware gross loss for the three and six months ended July 31, 2004.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Research and development expenses	$8,138	$5,789	$17,137	$11,261
Change from same prior-year period	41%	28%	52%	18%
Percentage of net revenues	20%	22%	23%	20%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the three and six months ended July 31, 2004 increased over the same prior-year periods primarily due to increased salary expenses related to an increase in engineering regular headcount by 55 employees. Additionally, fewer engineers were redeployed from research and development activities to engineering professional services activities which further contributed to this increase.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Sales and marketing expenses	$6,026	$4,502	$11,626	$8,501
Change from same prior-year period	34%	(50)%	37%	(79)%
Percentage of net revenues	15%	17%	16%	15%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include expenses that consist of cash and non-cash charges related primarily to agreements with related parties.

The largest contributor to the increase of sales and marketing expenses for the three and six months ended July 31, 2004, in terms of absolute dollars, was advertising expense of $747,000 and $1.5 million, respectively, an increase of approximately 171% and 831%, respectively, compared to the prior-year periods. Another contributor to the three and six month increase was public relations and events expense that increased by $612,000 and $565,000, an increase of approximately 1,477% and 99%, respectively. We expect our sales and marketing expenses for the fiscal year ending January 31, 2005 to be higher than for the fiscal year ended January 31, 2004 due to increased subscription acquisition activities.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
General and administrative expenses	$3,794	$4,061	$8,033	$7,839
Change from same prior-year period	(7)%	13%	2%	7%
Percentage of net revenues	10%	15%	11%	14%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended July 31, 2004 decreased compared to the same prior-year period primarily due to decreased legal expenses of $632,000 for legal consulting of general corporate matters. However, salaries and wages for the six months ended July 31, 2004 increased 15%, or $506,000 compared to the same prior-year period primarily due to an increase in accounting and information system regular headcount of 6 employees.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the six months ended July 31, 2004 tripled levels from the same prior-year period. The increase was a result of significantly higher levels of cash and cash equivalents, approximately $67.2 million, for the six months ended July 31, 2004, compared to the same prior-year period.

Interest expense and other. Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Interest expense and other for the three and six months ended July 31, 2004 decreased 33% and 35% from the same prior-year periods, respectively, primarily due to fewer convertible notes payable that were due interest payments. Non-cash interest expense for the three and six months ended July 31, 2004 was $475,000 and $940,000, respectively, attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of other convertible notes payable. During the three and six months ended July 31, 2003, non-cash interest expense was $947,000 and $1.9 million attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs for the convertible notes payable.

Cash interest expense for the three and six months ended July 31, 2004 and 2003 was primarily comprised of $183,000, $189,000, $366,000, and $372,000, respectively, for coupon interest expense on the convertible notes payable. Cash interest expense – related parties for the three and six months ended July 31, 2003 consisted of $175,000 and $350,000, respectively, for coupon interest expense on the convertible notes payable.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Total cash interest expense	$193	$364	$387	$722
Total non-cash interest expense	475	947	940	1,863

Total interest expense	668	1,311	1,327	2,585
Total other expenses	—	—	(3)	—

Total interest expense and other	$668	$1,311	$1,324	$2,585

Change from same prior-year period	(49)%	(33)%	(49)%	(35)%

Provision for income taxes. Income tax expense for the three and six months ended July 31, 2004 and 2003 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended July 31, 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included elsewhere in this Quarterly Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Prior quarters have been reclassified in order to conform to current quarter classifications.

	Three Months Ended
	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003	Oct 31, 2002
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$24,333	$22,159	$19,083	$16,018	$13,757	$12,702	$11,350	$10,185
Technology revenues	3,427	3,015	2,126	6,656	3,649	3,366	2,365	2,556
Hardware revenues	18,592	14,337	25,537	24,479	8,057	14,809	14,511	16,220
Rebates, revenue share, and other payments to channel	(6,576)	(4,988)	(4,114)	(3,897)	1,209	(2,357)	(5,212)	(3,968)

Net revenues	39,776	34,523	42,632	43,256	26,672	28,520	23,014	24,993
Costs of Revenues
Cost of service revenues	6,836	5,593	5,252	4,370	3,909	4,174	4,719	3,852
Cost of technology revenues	2,708	1,962	2,496	4,464	3,020	3,629	2,110	1,442
Cost of hardware revenues	22,720	16,850	26,687	25,413	8,558	14,178	14,048	15,588

Total costs of revenues	32,264	24,405	34,435	34,247	15,487	21,981	20,877	20,882

Gross margin	7,512	10,118	8,197	9,009	11,185	6,539	2,137	4,111
Operating Expenses
Research and development	8,138	8,999	5,474	5,432	5,789	5,472	6,319	4,875
Sales and marketing	6,026	5,600	4,742	5,704	4,502	3,999	3,965	4,333
General and administrative	3,794	4,239	4,508	3,949	4,061	3,778	3,365	3,752

Loss from operations	(10,446)	(8,720)	(6,527)	(6,076)	(3,167)	(6,710)	(11,512)	(8,849)
Interest income	366	327	135	133	116	114	149	89
Interest expense and other	(668)	(656)	(5,672)	(1,330)	(1,311)	(1,274)	(21,003)	(2,609)

Loss before income taxes	(10,748)	(9,049)	(12,064)	(7,273)	(4,362)	(7,870)	(32,366)	(11,369)

Provision for income taxes	(12)	(18)	(297)	(115)	(25)	(12)	(164)	(150)

Net loss	$(10,760)	$(9,067)	$(12,361)	$(7,388)	$(4,387)	$(7,882)	$(32,530)	$(11,519)

Net loss per share

Basic and diluted	$(0.13)	$(0.11)	$(0.18)	$(0.11)	$(0.07)	$(0.12)	$(0.56)	$(0.23)
Weighted average shares used to calculate basic and diluted net loss per share	80,197	79,800	69,055	68,226	65,834	64,021	58,496	51,041

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At July 31, 2004, we had approximately $130.0 million of cash and cash equivalents. For the fiscal year ending January 31, 2005, we have significantly increased our investment in subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. For example, in August 2004 we announced a $100 rebate offer on TiVo Series2 DVRs purchased between August 11, 2004 and September 30, 2004. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the fiscal year ending January 31, 2005.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations, by financing activities, and our revolving line of credit facility with Silicon Valley Bank. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the fiscal year ending January 31, 2005, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors That May Affect Future Operating Results” below for further discussion.

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2004	2003
	(In thousands)
Net cash used in operating activities	$(13,771)	$(13,021)
Net cash used in investing activities	(1,792)	(785)
Net cash provided by financing activities	2,321	32,420

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended July 31, 2004 increased 6% or $750,000 as compared to the same prior-year period. This increase was primarily attributable to an increase in inventories of approximately $13.9 million during the six months ended July 31, 2004 as compared to the same prior-year period. Another contributor to the increase in net cash used in operating activities was the increase in net loss of approximately $7.6 million. The primary change in net loss was an increase in costs of hardware revenues of $14.2 million. The increase in net cash used in operations was partially offset by a decrease in payments for accounts payable and accrued liabilities of approximately $7.8 million during the six months ended July 31, 2004 as compared to the same prior-year period and an increase in revenues from subscriptions.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for both the six months ended July 31, 2004 and 2003 were primarily attributable to increased purchases of property and equipment to support our business. During the six months ended July 31, 2004, we disposed of one asset valued at $191,000.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2004, the principal source of cash generated from financing activities relates to the issuance of common stock through our employee stock purchase plan. These transactions generated $1.2 million and $820,000, respectively, for the six months ended July 31, 2004 and 2003. Additionally, $1.1 million and $5.5 million were obtained from the issuance of common stock for stock options exercised for the six months ended July 31, 2004 and 2003, respectively. During the six months ended July 31, 2003, we obtained $26.6 million in cash, less cash financing expense of $500,000, from the issuance of common stock.

Financing Agreements

January 2004 Common Stock Offering. On January 30, 2004, we issued 8,000,000 shares of our common stock, par value $.001 per share, at $9.30 per share to institutional investors managed by a large investment management firm headquartered in Boston. The issuance of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-106731). Our net proceeds from this sale were approximately $74.1 million after deducting our estimated offering expenses. We intend to use the net proceeds for general corporate purposes, primarily to fund sales, marketing and subscription acquisitions, and secondarily to fund research and development, capital expenditures and working capital. Pending the application of the net proceeds, we have invested the proceeds in investment-grade, interest-bearing securities.

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending upon market conditions, we may issue securities under these or future registration statements.

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes payable and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002. The current conversion price of the convertible notes payable is $3.99.

Loan and Security Agreement. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that we maintain a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of our assets except for our intellectual property. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows us to enter into foreign exchange forward contracts in which we may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At July 31, 2004, we were in compliance with these covenants and had zero amounts outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of July 31, 2004, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$8,458	$2,469	$5,989	$—	$—
Purchase obligations	26,254	26,254	—	—	—
Long-term debt (a)	10,450	—	10,450	—	—
Coupon interest on long-term convertible notes payable	1,884	732	1,152	—	—

Total contractual cash obligations	$47,046	$29,455	$17,591	$—	$—

(a)	Included in long-term debt are amounts owed on our convertible notes payable at face value and our revolving line of credit at July 31, 2004. The table assumes our long-term debt is held to maturity though our convertible notes payable are callable at the Company’s option as of August 28, 2004. There were zero amounts outstanding under the line of credit at July 31, 2004.

Other commercial commitments as of July 31, 2004, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at July 31, 2004.

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the six months ended July 31, 2004 and 2003, our net loss was $(19.8) million and $(12.3) million, respectively. As of July 31, 2004, we had an accumulated deficit of $(597.1) million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. In July 2002, EchoStar released the DishPVR 721, which offers a limited DVR feature set. EchoStar has also released the DishPVR 921 system for High Definition signals. Additionally, NDS, a company owned by News Corp., a significant stockholder of DIRECTV, has announced that it intends to compete with us to provide additional DVR technology to DIRECTV customers.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. This product combines digital and analog cable reception with dual-tuner DVR functionality. Motorola has announced its own plans for integrated cable DVRs. In addition, Motorola has announced plans to build integrated cable DVRs for cable operator Charter Communications using Moxi Media Center software from Digeo. Other DVR technology providers targeting the integrated DVR space include set-top box manufacturers Pioneer and Pace, and software providers NDS and Canal+ Technologies.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows to using DVRs.

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

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc. is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on March 1, 2004 and has an initial term of three years and will automatically renew for up to two additional terms of one year each unless we notify Tribune of our desire to terminate the agreement at least 90 days before the end of the then-current term.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology LLC filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause’s patent, and accordingly has ordered that judgment be entered in our favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeal for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable is scheduled to commence on October 12, 2004. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $4.8 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo, Acer American Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, our business could be harmed.

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

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motors 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. It is possible that DIRECTV under News Corp. could seek to transition to an alternative DVR technology platform, such as that created by NDS, which is majority owned by News Corp. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs. NDS has indicated it has plans to deploy a competing DIRECTV DVR service during the first quarter of calendar year 2005.

If our current agreement with DIRECTV expires without being renewed, amended, or replaced, our business could be harmed. A significant number of our new and existing TiVo service subscriptions are DIRECTV customers with TiVo. Our current agreement with DIRECTV does not expire until February 2007. Neither TiVo nor DIRECTV will have any further obligations to each other if our current agreement with DIRECTV expires without being renewed, amended, or replaced. While DIRECTV would have the right to continue to service existing DIRECTV receivers with TiVo without payment to us, it would not have the right to add new DIRECTV customers with TiVo. And while TiVo would no longer be able to generate additional revenue from the then-current DIRECTV customers with TiVo, we would have no further obligation to provide upgrades, fixes, new features, or software support. DIRECTV, however, also has the option under our current agreement to buy a royalty-bearing software and technology license from us. This license would grant DIRECTV access to our source code and technology to make, modify (with certain exceptions), sell, and distribute DIRECTV receivers with TiVo to add new subscribers after the expiration of our current agreement.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

We were incorporated in August 1997, and we have been providing subscription services only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. To date, only a limited number of DVRs have been sold, and we have obtained only a limited number of subscriptions to the TiVo service.

As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. DVR services are a relatively new product category for consumers, and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

We face a number of challenges in the sale and marketing of the TiVo service and products that enable the TiVo service.

Our success depends upon the successful retail marketing of the TiVo service and related DVRs, which began in the third quarter of calendar year 1999.

Many consumers are not aware of the benefits of our products. DVR products and services represent a relatively new consumer electronics category. Retailers, consumers, and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo service since 1999. Many consumers are not aware of its benefits, and therefore may not value the TiVo service and products that enable the TiVo service. We will need to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.

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

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, and video on demand. See “We face intense competition from a number of sources, which may impair our revenues and ability to generate subscriptions.”

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of July 31, 2004, we had approximately 26,000 product lifetime subscriptions, or approximately 1.38% of our total installed subscription base, had exceeded the four-year period we use to recognize product lifetime subscription revenues.

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

Holders of our convertible senior notes may require us to repurchase all or any portion of their notes for cash upon a repurchase event, which includes certain changes in control and a failure of our shares of common stock to be listed for trading on Nasdaq or a U.S. national securities exchange. Our Silicon Valley Bank line of credit agreement may limit us, under certain circumstances, from repaying the repurchase price in cash if we have amounts borrowed against it. Additionally, future debt agreements may prohibit us from repaying the repurchase price in cash. If we are prohibited from repurchasing the notes, we could seek consent from our lenders to repurchase the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from repurchasing the notes. Even if we are not prohibited from repurchasing the notes, we may not have sufficient funds to do so. If we were unable to repurchase the notes upon a repurchase event, it would result in an event of default under the indenture governing the notes. The occurrence of an event of default under the notes could lead to the acceleration of all amounts outstanding under the notes and may also trigger cross-default provisions resulting in the acceleration of our other then-existing debt. These events in turn could harm our share price as well as our ability to continue our operations.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to our complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. We have opposed both of EchoStar’s motions. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

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

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards or are developing new proposed standards, such as accounting for stock options, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including with respect to the recognition of revenue from our product lifetime subscriptions, our results of operations could be significantly impacted.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of August 30, 2004. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

In addition, in August 2001, we issued $51.8 million in principal amount of our convertible senior notes due 2006, of which, as of July 31, 2004, there was $10.5 million in principal amount still outstanding. As of July 31, 2004, these notes were convertible into a maximum of 2,619,045 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,192,404 shares of our common stock that were still outstanding as of July 31, 2004. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

As of July 31, 2004, options to purchase a total of 15,059,294 shares were outstanding under our option and equity incentive plans, and there were 10,415,768 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through August 30, 2004, our common stock has closed between $71.50 per share and $2.55 per share, closing at $4.25 on August 30, 2004. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, services, business development, strategy and our management’s plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption “Part II, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

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

We are subject to fluctuating interest rates that may affect, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and any short-term investments.

The table below presents principal amounts and related weighted average interest rates as of July 31, 2004 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$129,993
Average interest rate	1.01%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The information set forth under Note 7. of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.0+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc. (filed herewith).

10.1+	Intellectual Property and Technology Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and TiVo Intl. II, Inc. (filed herewith).

10.2+	Share Transfer Agreement, effective August 9, 2004, between TGC, Inc., TiVo Inc., and certain other investors listed therein (filed herewith).

10.3+	Investor Rights Agreement, effective August 9, 2004, between TGC, Inc., TiVo Inc., and certain other investors listed therein (filed herewith).

10.4	Consulting Agreement between TiVo Inc. and Tai-Wei Chien dated August 3, 2004 (filed herewith).

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated September 9, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated September 9, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated September 9, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated September 9, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to portions of this exhibit.

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended July 31, 2004:

•	Current Report on Form 8-K (Item 5) on May 25, 2004, regarding the announcement of the registrant’s earnings for the first quarter ended April 30, 2004.

•	Current Report on Form 8-K (Items 7 and 12) on May 25, 2004, regarding furnishing the press release of the registrant’s earnings for the first quarter ended April 30, 2004.

•	Current Report on Form 8-K (Item 5) on June 4, 2004, regarding the resignation from the board of directors of Mr. Hartenstein.

•	Current Report on Form 8-K (Item 5 and 7) on July 15, 2004, regarding the announcement of the registrant’s renewal of its Loan and Security Agreement with Silicon Valley Bank.

Subsequent to July 31, 2004, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K (Item 5) on August 11, 2004, regarding the announcement of the registrant’s minority interest in TGC, Inc., a newly formed independent entity.

•	Current Report on Form 8-K (Item 8.01) on August 26, 2004, regarding the announcement of the registrant’s earnings for the second quarter ended July 31, 2004.

•	Current Report on Form 8-K (Items 2.02 and 9.01) on August 26, 2004, regarding furnishing the press release of the registrant’s earnings for the second quarter ended July 31, 2004.

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

TIVO INC.

Date: September 9, 2004	By:	/s/ Michael Ramsay
Michael Ramsay
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 9, 2004	By:	/s/ David H. Courtney
David H. Courtney
Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration
(Principal Financial and Accounting Officer)