Form 10-Q
period 2004-10-31
TIVO INC
filed 2004-12-10
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐ .

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 80,649,544 as of November 30, 2004.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2004

©2004 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2004	January 31, 2004
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$88,532	$143,235
Accounts receivable (includes $1,500 due from related parties as of January 31, 2004), net of allowance for doubtful accounts of $113 and $17 as of October 31, 2004 and January 31, 2004, respectively	25,158	12,131
Inventories	36,434	8,566
Prepaid expenses and other, current (includes $2,832 prepaid to related parties as of January 31, 2004)	5,174	5,184

Total current assets	155,298	169,116
LONG-TERM ASSETS

Property and equipment, net	8,584	8,695
Intangible assets, net	2,149	2,201
Prepaid expenses and other, long-term (includes $3,268 prepaid to related parties as of January 31, 2004)	1,714	3,879

Total long-term assets	12,447	14,775

Total assets	$167,745	$183,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable	$25,143	$15,028
Accrued liabilities (includes $880 due to related parties as of January 31, 2004)	24,754	16,125
Deferred revenue, current (includes $1,814 from related parties as of January 31, 2004)	39,638	38,392

Total current liabilities	89,535	69,545

LONG-TERM LIABILITIES
Convertible notes payable (face value $10,450)	7,301	6,005
Deferred revenue, long-term	45,820	41,895

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share amounts)

(unaudited)

	October 31, 2004	January 31, 2004
Deferred rent and other	726	814

Total long-term liabilities	53,847	48,714

Total liabilities	143,382	118,259

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000 Issued and outstanding shares are 80,618,061 and 79,588,476 respectively	80	80
Additional paid-in capital	648,371	644,064
Deferred compensation.	(661)	(1,262)
Accumulated deficit	(623,427)	(577,250)

Total stockholders’ equity	24,363	65,632

Total liabilities and stockholders’ equity	$167,745	$183,891

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues
Service and technology revenues (includes $7,345 from related parties for the three months ended October 31, 2003 and $6,805 and $15,735 from related parties for the nine months ended October 31, 2004 and 2003, respectively)	$28,377	$22,674	$81,311	$56,148
Hardware revenues	27,894	24,479	60,823	47,345
Rebates, revenue share and other payments to channel	(17,944)	(3,897)	(29,508)	(5,045)

Net revenues	38,327	43,256	112,626	98,448
Costs of revenues
Costs of service and technology revenues	7,970	8,834	25,069	23,566
Cost of hardware revenues	28,486	25,413	68,056	48,149

Total cost of revenues	36,456	34,247	93,125	71,715

Gross margin	1,871	9,009	19,501	26,733

Research and development	9,291	5,432	26,428	16,693
Sales and marketing (includes $2,155 to related parties for the three months ended October 31, 2003 and $1,100 and $5,937 to related parties for the nine months ended October 31, 2004 and 2003, respectively)	14,212	5,704	25,838	14,205
General and administrative	4,366	3,949	12,399	11,788

Total operating expenses	27,869	15,085	64,665	42,686

Loss from operations	(25,998)	(6,076)	(45,164)	(15,953)
Interest income	397	133	1,090	363
Interest expense and other	(671)	(1,330)	(1,995)	(3,915)

Loss before income taxes	(26,272)	(7,273)	(46,069)	(19,505)
Provision for income taxes	(78)	(115)	(108)	(152)

Net loss	$(26,350)	$(7,388)	$(46,177)	$(19,657)

Net loss per common share - basic and diluted	$(0.33)	$(0.11)	$(0.58)	$(0.30)

Weighted average common shares used to calculate basic and diluted	80,266,784	68,225,887	80,087,792	66,027,155

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2004	79,588,476	$80	$644,064	$(1,262)	$(577,250)	$65,632
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	241,492					0
Issuance of common stock related to purchase of patent rights	31,708		306			306
Issuance of common stock related to exercise of common stock options	204,199		987			987
Issuance of common stock related to employee stock purchase plan	227,517		1,228			1,228
Retirement due to forfeiture of unvested restricted common stock	(16,852)		(144)	144		0

Recognition of stock based compensation expense				298		298

Net loss					(9,067)	(9,067)

BALANCE APRIL 30, 2004	80,276,540	80	646,441	(820)	(586,317)	59,384
Issuance of common stock related to exercise of common stock options	43,303		106			106

Recognition of stock based compensation expense				252		252

Net loss					(10,760)	(10,760)

BALANCE JULY 31, 2004	80,319,843	80	646,547	(568)	(597,077)	48,982
Issuance of common stock related to exercise of common stock options	91,652		298			298
Issuance of common stock related to employee stock purchase plan	206,566		1,180			1,180
Deferred compensation from issuance of stock options with exercise prices below fair market value			300	(300)		—
Recognition of expense for stock option granted to former employee			46			46

Recognition of stock based compensation expense				207		207

Net loss					(26,350)	(26,350)

BALANCE OCTOBER 31, 2004	80,618,061	$80	$648,371	$(661)	$(623,427)	$24,363

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,177)	$(19,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	3,289	4,136
Amortization of prepaid advertising	—	1,003
Non-cash interest expense	1,416	2,809
Recognition of stock-based compensation expense	803	74
Amortization of note receivable	—	627
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 and $133 from related parties for the nine months ended October 31, 2004 and 2003)	(13,027)	(12,750)
Inventories	(27,868)	(2,684)
Prepaid expenses and other, current (change includes $2,832 and $9 to related parties for the nine months ended October 31, 2004 and 2003, respectively)	(110)	(764)
Prepaid expenses and other, long-term (change includes $3,268 and $1,051 to related parties for the nine months ended October 31, 2004 and 2003, respectively)	2,165	1,464
Accounts payable	10,115	6,059
Accrued liabilities (change includes $(880) and $(1,756) to related parties for the nine months ended October 31, 2004 and 2003, respectively)	8,935	(3,482)
Deferred revenue, current (change includes $(1,814) and $(4,756) from related parties for the nine months ended October 31, 2004 and 2003, respectively)	1,246	1,660
Deferred revenue, long-term	3,925	1,611
Deferred rent and other long-term liabilities	(88)	(904)

Net cash used in operating activities	(55,376)	(20,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment, net	(3,126)	(1,637)

Net cash used in investing activities	(3,126)	(1,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to employee stock purchase plan	2,408	1,735
Proceeds from issuance of common stock related to exercise of common stock options	1,391	6,183
Borrowing under bank line of credit	—	6,000
Cash proceeds from issuance of common stock	—	26,623
Payment of issuance costs for common stock	—	(500)

Net cash provided by financing activities	3,799	40,041

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,703)	17,606

The accompanying notes are an integral part of these statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2004	2003
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	143,235	44,201

Balance at end of period	$88,532	$61,807

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(584)	$(1,100)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	—	—
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(144)	—

Issuance of common stock for purchase of patents rights	(306)	—

Issuance of compensatory common stock grant at $10.57 per share	—	(370)
Deferred compensation recorded from issuance of stock options at option price at less than FMV	(300)	(140)

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

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and its highly dependent relationship with DIRECTV. The Company conducts its operations through one reportable segment. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2004 and January 31, 2004 and the results of operations for the three and nine-month periods ended October 31, 2004 and 2003 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2004 and 2003. Additionally, included is the unaudited statement of stockholders’ equity for the nine-month period ended October 31, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2004 and 2003, including the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of results that may be expected for the year ending January 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Related Parties Relationships

In June 2004, the Company determined DIRECTV no longer met its definition of a related party relationship because DIRECTV’s representative on the Company’s board of directors, resigned from the board. Soon thereafter, DIRECTV notified the Company that it sold its equity position in the Company so it no longer held an equity position of 5% or more. Thus, the Company determined DIRECTV no longer met its definition of a related party relationship. Therefore, the Company classified DIRECTV’s activities from June 2004 forward as non-related party activities.

Accordingly, the Company did not reflect transactions with DIRECTV for activities after May 31, 2004 in the parenthetical related party transaction disclosures included on the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flows for the three months ended July 31, 2004. The parenthetical disclosures detail the subset amount of related party amounts that are included in the total figures on statements provided.

The Company determined that no change to DIRECTV’s related party classification for prior periods was required as during that time DIRECTV was in a position to significantly influence the Company’s management and operation expenses.

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

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the long-term portion of rent and related property taxes and insurance for the Company’s corporate headquarters office buildings. Additionally included are liabilities as a result of the Company’s TiVo rewards program, a customer loyalty program.

Revenue Recognition and Deferred Revenue

During the three and nine-month periods ended October 31, 2004 and 2003 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

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

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, the Company has accepted engineering professional services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. If the Company is not able to estimate total project revenues, total costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

Hardware Revenues. The Company recognizes hardware revenues, net of an allowance for sales returns, from the sales of its TiVo-enabled DVRs. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these DVRs are expensed as cost of hardware revenues.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $8.9 million and $10.7 million for the three and nine months ended October 31, 2004 and $225,000 and $424,000 for the three and nine months ended October 31, 2003, respectively.

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

As of October 31, 2004, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,045 shares of the Company’s common stock. The closing price of the Company’s common stock on October 29, 2004, as quoted on the Nasdaq, was $6.73. If converted, the total fair value of these shares at the closing price would have been $17.6 million.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The majority of the Company’s customers are concentrated in the United States. One retail customer generated $25.8 million and $18.4 million of hardware revenues, or approximately 23% and 19% of net revenues, respectively, for the nine months ended October 31, 2004 and 2003. The same retail customer generated $8.7 million and $11.2 million of hardware revenues, or approximately 23% and 26% of net revenues, respectively, for the three months ended October 31, 2004 and 2003. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales.

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

3. STOCK-BASED COMPENSATION PLANS

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the nine months ended October 31, 2004, options to purchase 3,422,950 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. During this period, options to purchase 150,000 shares were granted with exercise prices less than market price at the date of grant, and there were no stock options granted with exercise prices greater than market price at the date of grant. The weighted average fair value of the stock options granted with exercise prices equal to fair market value on date of grant, during the nine months ended October 31, 2004 was $3.00. The weighted average fair value of stock options granted with exercise prices below fair market value on the date of grant during the nine months ended October 31, 2004 was $2.98. During the nine months ended October 31, 2004, 16,852 shares of unvested restricted stock that had been granted to an individual who was a former employee were retired due to forfeiture. This resulted in a reversal of $144,000 of deferred compensation.

There were 434,083 shares issued to employees under the Company’s ESPP during the nine months ended October 31, 2004. The weighted average fair value of the offerings to purchase ESPP shares for the nine months ended October 31, 2004 was $2.22. Stock-based compensation expense recognized for the nine months ended October 31, 2004 was $803,000.

During the nine months ended October 31, 2003, options to purchase 3,338,600 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. Options to purchase 58,000 shares were granted at exercise prices below the market price of the underlying common stock on the date of grant resulting in $140,000 of deferred compensation and 35,000 shares were granted as a compensatory stock award resulting in $370,000 of deferred compensation. The weighted average fair value of the stock options granted during the nine months ended October 31, 2003 was $3.07. There were 408,096 shares issued to employees under the Company’s Employee Stock Purchase Plan during the nine months ended October 31, 2003. The weighted average fair value of the offerings to purchase these ESPP shares for the nine months ended October 31, 2003 was $1.58.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s ESPP for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(26,350)	$(7,388)	$(46,177)	$(19,657)
Add back: stock based compensation expense recognized, net of related tax effects	253	58	803	74
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,621)	(3,693)	(8,759)	(10,841)

Net loss, pro forma	$(28,718)	$(11,023)	$(54,133)	$(30,424)

Basic and diluted loss per common share, as reported	$(0.33)	$(0.11)	$(0.58)	$(0.30)

Basic and diluted loss per common share, pro forma	$(0.36)	$(0.16)	$(0.68)	$(0.46)

Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Nine Months Ended October 31,
Weighted average assumptions	2004	2003	2004	2003
Expected term (in years)	0.5	0.5	3.6	4.0
Volatility	55%	50%	53%	50%
Average risk free interest rate	1.48%	1.44%	3.31%	2.43%

4. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding excluding repurchasable common stock and unvested restricted stock outstanding. As of October 31, 2004 there were 533,058 shares of repurchasable common stock outstanding and 57,206 shares of unvested restricted stock outstanding. As of October 31, 2003 there were 551,037 shares of repurchasable common stock outstanding.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of October 31,
	2004	2003
Repurchasable common stock	533,058	551,037
Unvested restricted stock outstanding	57,206	—
Number of common shares issuable for convertible notes payable	2,619,045	5,125,313
Options to purchase common stock	15,651,610	13,045,274
Potential shares to be issued from ESPP	778,939	713,022
Warrants to purchase common stock	4,843,644	5,800,209

Total	24,483,502	25,234,855

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

DIRECTV was issued 155,941 two-year warrants in April 2002 in conjunction with the Warrant and Registration Rights Agreement. These warrants were transferred by DIRECTV to their parent company, Hughes Electronics Corporation. In March 2004, Hughes Electronics Corporation, exercised warrants to purchase 149,291 shares in a cashless exercise that resulted in the net issuance of 63,233 shares of the Company’s common stock. The remaining 6,650 warrants expired, unexercised on April 16, 2004.

5. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company accrues warranty costs for the expected material and labor required to provide warranty services on its hardware products. The methodology used in determining the liability for product warranty services is based upon historical information and experience. The Company’s warranty reserve liability is calculated as the total volume of unit sales over the warranty period, multiplied by the expected rate of warranty returns multiplied by the estimated cost to replace or repair the customers’ product returns under warranty. The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2004 and 2003, the accrued warranty reserve was $560,000 and $443,000 respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence, and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In particular, as the Company has disclosed in Note 7, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

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

6. CONVERTIBLE NOTES PAYABLE

On August 28, 2001, the Company closed a private placement of $51.8 million in face value of 7% convertible notes payable due August 15, 2006 and warrants and received cash proceeds, net of issuance costs, of approximately $40.1 million from accredited investors. During the nine months ended October 31, 2004, there were no conversions of notes payable. As of October 31, 2004, the Company had outstanding convertible notes payable at face value of approximately $10.5 million, held by approximately four noteholders.

As of October 31, 2004, the carrying value of the convertible notes payable was as follows:

Convertible notes payable
As of October 31, 2004	(In thousands)
Face value of convertible notes payable	$10,450
Unamortized discount resulting from warrants issued to noteholders	(773)
Unamortized discount resulting from beneficial conversion feature	(2,376)

Carrying value of convertible notes payable as of October 31, 2004	$7,301

•	Interest expense and other for the nine months ended October 31, 2004 includes coupon interest expense of $549,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $318,000; and amortization of the discount pertaining to the value of the beneficial conversion feature of $978,000. Interest expense and other for the nine months ended October 31, 2003 included coupon interest expense of $549,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $290,000; and amortization of the discount pertaining to the value of the beneficial conversion feature of $1.0 million.

•	Interest expense and other-related parties for the nine months ended October 31, 2004 was zero. Interest expense and other-related parties for the nine months ended October 31, 2003 included 7% coupon interest of $525,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $277,000; and amortization of the discount pertaining to the value of the beneficial conversion feature of $979,000.

•	On August 15, 2004, the Company paid $365,750 of coupon interest to holders of its convertible notes payable. Assuming there are no conversions, 7 % coupon interest for the outstanding convertible notes payable is paid semi-annually with the next payment of $365,750 scheduled to be paid on February 15, 2005.

•	On November 26, 2004, the Company notified by mail the registered holders of its convertible notes payable that it has elected to exercise its option to redeem all remaining outstanding notes. As of that date, the aggregate principal amount of the remaining outstanding notes was $10,450,000. Pursuant to the Company’s notice and the terms of the Indenture, all outstanding and unconverted notes will be redeemed by the Company on January 25, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date. See Note 9. Subsequent Events.

7. COMMITMENTS AND CONTINGENCIES

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of October 31, 2004.

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

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. The Court has not yet issued a ruling upon the issues presented at that trial. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $5.2 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to the Company’s complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. The Company has opposed both of Echostar’s motions. On December 8, 2004, the Court held a hearing on EchoStar’s motions to transfer and to dismiss, but no ruling has been made on either motion. The Company seeks unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. The Company could incur material expenses in this litigation.

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

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2004, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $258,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the nine months ended October 31, 2004 and 2003 was $2.2 million and $1.5 million, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Operating lease cash payments for the nine months ended October 31, 2004 and 2003 were $2.3 million and $2.2 million, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000.

The following table summarizes the activity in the accrued facilities liability recorded as a result of the Company’s unoccupied facility as of October 31, 2004:

	Accrual balance as of January 31, 2004	Total cash payments October 31, 2004	Accrual balance as of October 31, 2004
	(In thousands)
Berkshire, United Kingdom facility lease expenses	$254	$(84)	$170

Total	$254	$(84)	$170

Of the total accrued facilities liability recorded as a result of the Company’s unoccupied facility $57,000 is included in deferred rent and other long-term liabilities and $113,000 is included in accrued liabilities in the accompanying consolidated balance sheet at October 31, 2004.

Future minimum operating lease payments as of October 31, 2004, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2005 (3 months)	$811
January 31, 2006	3,278
January 31, 2007	3,285
January 31, 2008	273

Total	$7,647

8. MINORITY INTEREST IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC as the intellectual property it licensed had no carrying value on the Company’s financial statements. There is significant uncertainty as to the realization of a gain due to the start-up nature of TGC. The Company does not believe this transaction will have a material effect on its results of operations in fiscal year 2005.

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

With the approval of the Company’s board of directors, Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies, serves as TGC’s Chief Executive Officer and Chairman of TGC’s board of directors. Mr. Chien resigned from his position at TiVo on August 3, 2004.

9. SUBSEQUENT EVENTS

Convertible Notes Payable Redemption

On November 26, 2004, the Company notified by mail the registered holders of the Company’s 7% Convertible Senior Notes due 2006 that it has elected to exercise its option to redeem all remaining outstanding notes. As of that date, the aggregate principal amount of the remaining outstanding notes was $10,450,000. The notes were issued pursuant to an Indenture, dated as of August 28, 2001, between the Company and The Bank of New York, as trustee. Pursuant to the Company’s notice and the terms of the Indenture, the notes will redeemed by the Company on January 25, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date. The notes are convertible at the election of the note holders at any time prior to January 25, 2005 at a conversion price of $3.99 per share of the Company’s common stock. As of December 10, 2004, the outstanding notes were convertible (using the conversion price then in effect of $3.99) into approximately 2,619,045 shares of the Company’s common stock. The Company will not be obligated to pay the redemption price with respect to any notes that are converted into shares of its common stock prior to the redemption date.

Amendment to the Company’s Amended & Restated 1999 Equity Incentive Plan, Amended & Restated 1999 Non-Employee Director Stock Option Plan, and Amended & Restated 1999 Employee Stock Purchase Plan.

On December 8, 2004, the Company’s board of directors amended the Company’s Amended & Restated 1999 Equity Incentive Plan, Amended & Restated 1999 Non-Employee Director Stock Option Plan, and Amended & Restated 1999 Employee Stock Purchase Plan. For purposes of plan administration and compliance, these amendments include the removal of pre-initial public offering provisions which no longer apply to TiVo as a public company, updates to provisions relating to recent changes in the law including the removal of certain deferred compensation payment provisions, and amendments clarifying each plan’s definition of fair market value.

The foregoing description is qualified in its entirety by the provisions of the Company’s Amended & Restated 1999 Equity Incentive Plan attached as Exhibit 10.2 hereto, its Amended & Restated 1999 Non-Employee Director Stock Option Plan attached as Exhibit 10.3 hereto, and its Amended & Restated 1999 Employee Stock Purchase Plan attached as Exhibit 10.4 hereto.

Digital Development Corporation Complaint

On November 23, 2004, Digital Development Corporation filed a complaint against TiVo in the U.S. District Court for the Southern District of New York alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent Nos. 4,975,950 and 5,121,345, each entitled “System and Method of Protecting Integrity of Computer Data and Software.” The complaint alleges that Digital Development Corporation is the owner of these patents. The complaint further alleges that the Company has infringed, induced infringement, and contributorily infringed these patents by importing, making, using, offering for sale, and/or selling computer hardware, software and systems as defined by the claims of each patent without permission of the owners of the patents. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience research. Key elements of our strategy revolve around continued investment in technology, research and development, and innovation; partnering with service providers; extending and protecting our intellectual property and continuing to promote and leverage the TiVo brand; as well as working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

Executive Overview and Current Outlook

During the three and nine months ended October 31, 2004, we continued to show strong growth in our overall subscription base and subscription revenues. During these periods, we experienced increased subscription growth from the retail distribution channel, with the mix of our net new TiVo service subscriptions shifting towards DIRECTV with TiVo subscriptions. Additionally, we have continued our planned increase in investments in subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. For example, in August 2004, we began an increased rebate offer of $100 for TiVo Series2. We anticipate that the majority of this investment during the fiscal year 2005 will be in connection with the 2004 holiday shopping season. We believe this investment can create incremental revenue, profits, cash flows, and put us on a long-term growth trajectory towards creating sustainable profitability.

The following table sets forth selected financial information for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands)
Net revenues	$38,327	$43,256	$112,626	$98,448
Cost of revenues	(36,456)	(34,247)	(93,125)	(71,715)
Operating expenses	(27,869)	(15,085)	(64,665)	(42,686)

Loss from operations	$(25,998)	$(6,076)	$(45,164)	$(15,953)

Cash flows from operating activities			$(55,376)	$(20,798)

Net Revenues. Our net revenues increased $14.2 million, or 14%, during the nine months ended October 31, 2004, compared to the same prior-year period, but decreased $4.9 million, or 11%, during the three months ended October 31, 2004, compared to the same prior-year period. We have added approximately 419,000 net new TiVo-Owned and DIRECTV with TiVo subscriptions in the last three months.

Cost of Revenues. Our total costs of revenues increased by approximately 30% during the nine months ended October 31, 2004. The cost of hardware revenues for the nine months ended October 31, 2004, increased approximately $19.9 million, or approximately 41%, compared to the same prior-year period.

Operating Expenses. Our operating expenses increased 51% or $22.0 million during the nine months ended October 31, 2004, compared to the same prior-year period.

Cash Flows from Operating Activities. Our cash flows from operating activities for nine months ended October 31, 2004, decreased by approximately $34.6 million or by 166% as compared to the same prior-year period.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against us; and our highly dependent relationship with DIRECTV. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. To date we have had substantial negative cash flow. During the nine months ended October 31, 2004, we had net losses of $(46.2) million. As of October 31, 2004, we had an accumulated deficit of $(623.4) million.

Key Business Metrics

Management periodically reviews certain metrics in order to evaluate our operational strategies, allocate resources, and maximize the financial performance of our business. These key business metrics include subscription growth and cash flows from operating activities.

Subscription Growth. Management believes subscription growth is a leading indicator of revenue generation in future years. Management uses this information to help evaluate the effectiveness of marketing programs in acquiring new subscriptions and retaining existing subscriptions.

Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to customers who have TiVo-enabled DVRs and products, including those manufactured by TiVo, Sony, Pioneer, Toshiba, Philips, Humax, and others. The DIRECTV lines refer to subscriptions sold by DIRECTV to customers who have integrated DIRECTV satellite receivers with TiVo service. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003
Subscription Net Additions:
TiVo-Owned	103	63	68	130	59	34	37	75
DIRECTV	316	225	196	200	150	56	42	39

Total Subscription Net Additions	419	288	264	330	209	90	79	114
Cumulative Subscriptions:
TiVo-Owned	890	787	724	656	526	467	433	396
DIRECTV	1,413	1,097	872	676	476	326	270	228

Total Cumulative Subscriptions	2,303	1,884	1,596	1,332	1,002	793	703	624
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	46%	43%	42%	40%	36%	34%	34%	34%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. We offer a product lifetime subscription, under which consumers can purchase a subscription which is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) we reach the end of the four-year period we use to recognize lifetime subscription revenues, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. As of October 31, 2004, we had approximately 40,000 product lifetime subscriptions, or approximately 1.7% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. This represents an increase of approximately 0.4% from the prior quarter. We continued to incur costs of services for these subscriptions without corresponding revenue.

We have also offered to some of our consumer electronics partners, on a limited basis, a reduced functionality version of the TiVo service called TiVo Basic that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

DIRECTV reports and pays us monthly fees on a per-household basis. For households with multiple DIRECTV DVRs with TiVo, we count each unique DVR as a subscription. For the month of October 2004, DIRECTV paid us for approximately 1,210,000 households, which represented approximately 1,413,000 subscriptions. As a result, there were approximately 203,000 DIRECTV DVRs with TiVo service for which we receive no additional payment from DIRECTV.

In October 2004, we recognized approximately $1.25 in average monthly subscription revenue per DIRECTV subscription, excluding advertising and audience research revenues, compared to approximately $2.03 in October 2003. We calculate average monthly subscription revenue per DIRECTV subscription by dividing average monthly revenues from DIRECTV for the period (DIRECTV subscription revenues during the period divided by the number of months in the period) by average DIRECTV subscriptions for the period. Our average DIRECTV subscriptions were approximately 1,346,000 and 441,000 for the months of October 2004 and 2003, respectively. We expect the average monthly subscription revenue per DIRECTV subscription to continue to decline as the mix of DIRECTV subscriptions shifts to the growing number of additions of new DIRECTV subscriptions, which involve no acquisition costs, lower recurring expenses, and lower subscription revenue.

Cash Flows From Operating Activities. Management reviews this metric to aid it in evaluating our operating results. We believe this metric is useful to investors primarily as a tool to track changes in our cash flows used in operations and to compare our results to those of other companies. Net cash used in operating activities for the first nine months of the fiscal year 2005 has increased as compared to the fiscal year 2004 due to increased spending attributable to our increased investment in subscription acquisition activities during the current fiscal year in an effort to obtain future subscription revenues.

	Nine Months Ended October 3l,
	2004	2003
	(In thousands)
Net loss	$(46,177)	$(19,657)
Net cash used in operating activities	(55,376)	(20,798)

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 1. Note 1. “ Nature of Operations” in the notes to our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 1. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Product Lifetime Subscription Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of October 31, 2004, we had approximately 40,000 product lifetime subscriptions, or approximately 1.7% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates. For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering professional services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing a new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rates. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Using different liability estimates may produce materially different results. A favorable change in liability estimates in a period could result in additional profit, and an unfavorable change in liability estimates could result in a reduction of profit. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

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

Results of Operations

Net revenues. Net revenues for the three and nine months ended October 31, 2004 and 2003 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
Net revenues	2004		2003		2004		2003
	(In thousands, except percentages)
Service revenues	$27,678	72%	$16,018	37%	$74,170	66%	$42,477	43%
Technology revenues	699	2%	6,656	15%	7,141	6%	13,671	14%
Hardware revenues	27,894	73%	24,479	57%	60,823	54%	47,345	48%
Rebates, revenue share, and other payments to channel	(17,944)	(47)%	(3,897)	(9)%	(29,508)	(26)%	(5,045)	(5)%

Net revenues	$38,327		$43,256		$112,626		$98,448

Change from same prior-year period	(11)%		73%		14%		35%

Of the total service revenues and technology revenues for the three months ended October 31, 2004 and 2003, zero and $7.3 million, respectively, were generated from related parties. For the nine months ended October 31, 2004 and 2003, $6.8 million and $15.7 million, respectively, of total service revenues and technology revenues were generated from related parties.

•	Service Revenues. Service revenues for the three and nine months ended October 31, 2004 increased 73% and 75%, or $11.7 million and $31.7 million, respectively, over the service revenues for the three and nine months ended October 31, 2003. These increases were primarily due to the growth in our subscription base. During the three months ended October 31, 2004, we activated approximately 419,000 new subscriptions to the TiVo service. These subscriptions brought the total installed subscription base to approximately 2.3 million as of October 31, 2004, more than double the installed base as of October 31, 2003. Of the 103,000 net new TiVo-Owned subscriptions activated during the three months ended October 31, 2004, approximately 67% elected the monthly recurring payment option. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, a $100 rebate program that began in August 2004, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth through managing our relationships with leading retailers like Best Buy, Circuit City, Target, and others. Revenues from advertising and research services included in service revenues, while not material during these periods, have increased.

•	Technology Revenues. In the three and nine months ended October 31, 2004, we derived 2% and 6% of our net revenues, or $699,000 and $7.1 million, respectively, from licensing and engineering professional services. Technology revenues for the three months ended October 31, 2004 were approximately 89% lower than the same period last year due to our decision to pursue fewer licensing agreements in the fiscal year 2005. Going forward, in our relationships with manufacturers and distributors, we are shifting our focus from upfront licensing and engineering professional services payments to recurring royalty and service payments. We expect future technology revenues to decline from the fiscal year 2004 levels as we complete existing contracts.

•	Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and nine months ended October 31, 2004, were 73% and 54% of our net revenues, respectively. For the nine months ended October 31, 2004 and 2003, one retail customer generated $25.8 million and $18.4 million of hardware revenues, or approximately 23% and 19% of net revenues, respectively. The same retail customer generated $8.7 million and $11.2 million of hardware revenues, or approximately 23% and 26% of net revenues, respectively, for the three months ended October 31, 2004 and 2003. Although volume of units sold increased for the nine months ended October 31, 2004 by approximately 67% from the year ago period, we decreased our sales price per unit by nearly 30% to both our retail customers and consumers.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel increased for the three and nine months ended October 31, 2004 as compared to the respective prior-year quarter due to higher rebates, revenue share and market development funds paid to retailers. The primary contributor to the increase in rebates, revenue share, and other payments to the channel was consumer rebate expenses. For the three and nine months ended October 31, 2004 consumer rebates increased by $10.8 million and by $16.5 million, respectively, as compared to the same prior-year periods. Fiscal year 2004 expenses reflected the reversal of the rebate accrual for rebate programs that ended on April 30, 2003. Other significant contributors to the increase were revenue share and market development funds paid to retailers. These marketing-related payments increased by $3.0 million and $7.8 million for the three and nine months ended October 31, 2004, respectively, as compared to the same prior-year periods. Our fiscal year 2005 rebates, revenue share, and other payments to channel are higher due to our increased investment in subscription acquisition activities.

Cost of service and technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Cost of service revenues	$6,505	$4,370	$18,934	$12,453
Cost of technology revenues	1,465	4,464	6,135	11,113

Cost of service and technology revenues	$7,970	$8,834	$25,069	$23,566

Change from same prior-year period	(10)%	67%	6%	29%
Percentage of service and technology revenues	28%	39%	31%	42%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Additional expenses included are expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service revenues for the three and nine months ended October 31, 2004 increased 49% and 52%, or $2.1 million and $6.5 million, respectively, compared to the same prior-year periods. Total customer care center expenses for the three and nine months ended October 31, 2004 increased by approximately 133% and 106%, or $1.5 million and $3.0 million, respectively, compared to the same prior-year periods due to an increased level of staffing as a result of TiVo’s increased focus on issues of customer care and retention. Additionally, expenses related to the online customer support website which we maintain to provide additional support to TiVo end users increased by approximately $131,000 and $636,000 for the three and nine month periods ended October 31, 2004 as compared to the same prior-year periods. Also, technology license fees increased by approximately $186,000 and $1.0 million for the three and nine months ended October 31, 2004. Cost of technology revenues decreased by approximately 67% and 45%, or $3.0 million and $5.0 million, respectively, for the three and nine months ended October 31, 2004, as compared to the same prior-year periods. This decrease was largely due to fewer contracts requiring deployment of engineers from research and development activities. Additionally contributing to the decrease were lower provisions for losses on contracts related to providing engineering professional services to customers under agreements for which expenses exceeded the budgeted revenues. We reduced by approximately $766,000 our technology revenues for the three months ended October 31, 2004, after we determined it was unlikely we would receive estimated revenues from one customer. As a result of the decline in technology revenues and an adjustment to one contract’s cost estimate, technology revenues gross margin was $(766,000) and $1.0 million for the three and nine months ended October 31, 2004, respectively.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Cost of hardware revenues	$28,486	$25,413	$68,056	$48,149
Change from same prior-year period	12%	63%	41%	57%
Percentage of hardware revenues	102%	104%	112%	102%
Hardware Gross Margin	$(592)	$(934)	$(7,233)	$(804)
Hardware gross margin as a percentage of hardware revenues	(2)%	(4)%	(11)%	(2)%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We have engaged in the manufacturing and the sale of hardware as a means to grow our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. The increase in the sales volume was the primary reason for the increase in the cost of hardware revenues. Cost of hardware revenues for the three and nine months ended October 31, 2004 increased 12% and 41%, respectively, as compared to the same prior-year periods primarily as a result of the increased overall sales volume of DVRs sold to retailers during these periods as compared to prior-year periods. We believe the volume has increased because of our significant investment during this fiscal year in our subscription acquisition activities. We expect that the cost of hardware revenues will change as sales volumes change. For year over year comparable periods we expect hardware revenues and the related cost of those hardware revenues to increase because of the increase in subscriptions.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Research and development expenses	$9,291	$5,432	$26,428	$16,693
Change from same prior-year period	71%	11%	58%	16%
Percentage of net revenues	24%	13%	23%	17%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the three and nine months ended October 31, 2004 increased 71% and 58%, respectively, over the same prior-year periods primarily due to increased salary expenses of $1.3 million and $4.7 million, respectively. The increase is related to an increase in engineering headcount by 38 employees from the nine months ended October 31, 2003. Additionally, fewer engineers were redeployed from research and development activities to engineering professional services activities which further contributed to this increase.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Sales and marketing expenses	$14,212	$5,704	$25,838	$14,205
Change from same prior-year period	149%	32%	82%	(68)%
Percentage of net revenues	37%	13%	23%	14%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include expenses that consist of cash and non-cash charges related primarily to agreements with related parties.

The largest contributor in the increase of sales and marketing expenses for the three and nine months ended October 31, 2004, in terms of absolute dollars, was advertising expense which increased by $8.8 million and $10.3 million, respectively. For the three and nine months ended October 31, 2003 total advertising expense was $225,000 and $424,000, respectively. Another contributor to the three and nine month increase was direct marketing expense which increased by $470,000 and $414,000, respectively. Our sales and marketing expenses for the fiscal year ending January 31, 2005 are expected to be higher than for the fiscal year ended January 31, 2004 due to our increased investment in subscription acquisition activities.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
General and administrative expenses	$4,366	$3,949	$12,399	$11,788
Change from same prior-year period	11%	5%	5%	6%
Percentage of net revenues	11%	9%	11%	12%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and nine months ended October 31, 2004 increased approximately 11% and 5% compared to the same prior-year periods. The increase was primarily due to salaries and wages that increased approximately 6% and 12%, or $109,000 and $615,000 compared to the same prior-year periods primarily due to an increase in accounting and information system headcount of 10 employees. In connection with our ongoing lawsuits, we have expensed approximately $1.0 million and $1.9 million for the nine months ended October 31, 2004 and 2003, respectively, for legal expenses in connection with the Sony patent infringement case. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the Sony patent infringement case. We also expect we will begin to incur material expenses for the EchoStar Communications patent infringement case in the future. We expect these increased expenses will likely adversely affect our results of operations, by increasing our operating expenses, adversely impacting our financial position, and diverting additional cash flows to non-revenue generating activities.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts for the three and nine months ended October 31, 2004 increased approximately 198% and 200% from the same prior-year periods. The increase was a result of significantly higher levels of cash and cash equivalents at the end of the period, approximately $26.7 million, for both the three and nine months ended October 31, 2004, as compared to the same prior-year period.

Interest expense and other. Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Interest expense and other for the three and nine months ended October 31, 2004 decreased by 50% and 49%, respectively, from the same prior-year periods primarily due to fewer convertible notes payable that were due interest payments. Non-cash interest expense for the three and nine months ended October 31, 2004 was $475,000 and $1.4 million, respectively, attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of other convertible notes payable. During the three and nine months ended October 31, 2003, non-cash interest expense was $947,000 and $2.8 million attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs for the convertible notes payable.

Cash interest expense for the three and nine months ended October 31, 2004 and 2003 was primarily comprised of $183,000, $203,000, $549,000, and $575,000, respectively, for coupon interest expense on the convertible notes payable. Cash interest expense – related parties for the three and nine months ended October 31, 2003 consisted of $175,000 and $525,000, respectively, for coupon interest expense on the convertible notes payable. Refer to Note 9.of Notes to Unauditied Condensed Consolidated Financial Statements, included in Part I, Item 1. for information regarding the Company’s announcement that it plans to redeem the notes on January 25, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except percentages)
Total cash interest expense	$197	$378	$584	$1,100
Total non-cash interest expense	475	947	1,415	2,810

Total interest expense	672	1,325	1,999	3,910
Total other expenses	(1)	5	(4)	5

Total interest expense and other	$671	$1,330	$1,995	$3,915

Change from same prior-year period	(50)%	(49)%	(49)%	(40)%

Provision for income taxes. Income tax expense for the three and nine months ended October 31, 2004 and 2003 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended October 31, 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003	Jan 31, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$27,678	$24,333	$22,159	$19,083	$16,018	$13,757	$12,702	$11,350
Technology revenues	699	3,427	3,015	2,126	6,656	3,649	3,366	2,365
Hardware revenues	27,894	18,592	14,337	25,537	24,479	8,057	14,809	14,511
Rebates, revenue share, and other payments to channel	(17,944)	(6,576)	(4,988)	(4,114)	(3,897)	1,209	(2,357)	(5,212)

Net revenues	38,327	39,776	34,523	42,632	43,256	26,672	28,520	23,014
Costs of Revenues
Cost of service revenues	6,505	6,836	5,593	5,252	4,370	3,909	4,174	4,719
Cost of technology revenues	1,465	2,708	1,962	2,496	4,464	3,020	3,629	2,110
Cost of hardware revenues	28,486	22,720	16,850	26,687	25,413	8,558	14,178	14,048

Total costs of revenues	36,456	32,264	24,405	34,435	34,247	15,487	21,981	20,877

Gross margin	1,871	7,512	10,118	8,197	9,009	11,185	6,539	2,137
Operating Expenses
Research and development	9,291	8,138	8,999	5,474	5,432	5,789	5,472	6,319
Sales and marketing	14,212	6,026	5,600	4,742	5,704	4,502	3,999	3,965
General and administrative	4,366	3,794	4,239	4,508	3,949	4,061	3,778	3,365

Loss from operations	(25,998)	(10,446)	(8,720)	(6,527)	(6,076)	(3,167)	(6,710)	(11,512)
Interest income	397	366	327	135	133	116	114	149
Interest expense and other	(671)	(668)	(656)	(5,672)	(1,330)	(1,311)	(1,274)	(21,003)

Loss before income taxes	(26,272)	(10,748)	(9,049)	(12,064)	(7,273)	(4,362)	(7,870)	(32,366)
Provision for income taxes	(78)	(12)	(18)	(297)	(115)	(25)	(12)	(164)

Net loss	$(26,350)	$(10,760)	$(9,067)	$(12,361)	$(7,388)	$(4,387)	$(7,882)	$(32,530)

Net loss per share

Basic and diluted	$(0.33)	$(0.13)	$(0.11)	$(0.18)	$(0.11)	$(0.07)	$(0.12)	$(0.56)
Weighted average shares used to calculate basic and diluted net loss per share	80,267	80,197	79,800	69,055	68,226	65,834	64,021	58,496

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At October 31, 2004, we had approximately $88.5 million of cash and cash equivalents. During the current fiscal year, we have significantly increased our investment in subscription acquisition activities primarily through the increased use of rebates and advertising, with a focus on growing TiVo-Owned subscriptions. For example, in August 2004 we began a $100 rebate offer on TiVo Series2 DVRs. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations and by financing activities. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors That May Affect Future Operating Results” below for further discussion.

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2004	2003
	(In thousands)
Net cash used in operating activities	$(55,376)	$(20,798)
Net cash used in investing activities	(3,126)	(1,637)
Net cash provided by financing activities	3,799	40,041

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended October 31, 2004 increased by $34.6 million or more than two times the amount used in the same prior-year period. This increase was primarily attributable to an increase in inventories of approximately $25.2 million during the nine months ended October 31, 2004 as compared to the same prior-year period. Another contributor to the increase in net cash used in operating activities was the increase in net loss of approximately $26.5 million. The primary change in net loss was an increase in sales and marketing expense of $10.3 million related to our planned increase in advertising activities and consumer rebate programs. The increase in net cash used in operations was partially offset by a decrease in payments for accounts payable and accrued liabilities of approximately $16.5 million during the nine months ended July 31, 2004 as compared to the same prior-year period and by an increase in revenues from subscriptions.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for both the nine months ended October 31, 2004 and 2003 were primarily attributable to increased purchases of property and equipment to support our business. During the nine months ended October 31, 2004, we disposed of one asset valued at $191,000.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2004, the principal source of cash generated from financing activities relates to the issuance of common stock through our employee stock purchase plan. These transactions generated $2.4 million and $1.7 million, respectively, for the nine months ended October 31, 2004 and 2003. Additionally, $1.4 million and $6.2 million were obtained from the issuance of common stock for stock options exercised and zero and $6.0 million in borrowings under our bank line of credit for the nine months ended October 31, 2004 and 2003, respectively. During the nine months ended October 31, 2003, we obtained $26.6 million in cash, less cash financing expenses of $500,000, from the issuance of common stock.

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

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of convertible notes payable and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002. The current conversion price of the convertible notes payable is $3.99. On November 26, 2004, we notified by mail the registered holders of our 7% Convertible Senior Notes due 2006 that we have elected to exercise our option to redeem all remaining outstanding notes. As of October 31 and November 26, 2004, the aggregate principal amount of the remaining outstanding notes was approximately $10,450,000. Pursuant to our notice and the terms of the Indenture, the notes will redeemed by us on January 25, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date. The notes are convertible at the election of the note holders at any time prior to January 25, 2005 at a conversion price of $3.99 per share of our common stock. As of December 10, 2004, the outstanding notes were convertible (using the conversion price then in effect of $3.99) into approximately 2,619,045 shares of our common stock. We will not be obligated to pay the redemption price with respect to any notes that are converted into shares of our common stock prior to the redemption date.

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that we maintain a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of our assets except for our intellectual property. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows us to enter into foreign exchange forward contracts in which we may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At October 31, 2004, we were in compliance with these covenants and had zero amounts outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of October 31, 2004, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$7,647	$3,303	$4,344	$—	$—
Purchase obligations	26,269	26,269	—	—	—
Long-term debt (a)	10,450	10,450	—	—	—
Coupon interest on long-term convertible notes payable	1,518	732	786	—	—

Total contractual cash obligations	$45,884	$40,754	$5,130	$—	$—

(a)	Included in long-term debt are amounts owed on our convertible notes payable at face value and our revolving line of credit at October 31, 2004. On November 26, 2004, we notified by mail the registered holders of our 7% Convertible Senior Notes due 2006 that we have elected to exercise our option to redeem all remaining outstanding notes by January 25, 2005. There were zero amounts outstanding under the line of credit at October 31, 2004.

Other commercial commitments as of October 31, 2004, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at October 31, 2004.

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the nine months ended October 31, 2004 and 2003, our net loss was $(46.2) million and $(19.7) million, respectively. As of October 31, 2004, we had an accumulated deficit of $(623.4) million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.

The DVR market is rapidly evolving and we expect to face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach sustained profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

•	DVRs: Various consumer electronics manufacturers are offering products with some enhanced DVR functionality in retail stores, including Panasonic, Denon and Marantz, RCA, and Lucky Goldstar.

•	DVD devices with integrated DVRs: Several consumer electronics companies, including Thomson Multimedia and Panasonic, are producing DVRs integrated with DVD players or DVD recorders. In general, these products do not require DVR service fees and offer basic DVR functionality.

•	Personal computers with DVR software: Several companies are developing DVR software for PC such as Snapstream and PC-related platforms. For example, Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar released the DishPVR 501 in 2001, which combined EchoStar Dish Network satellite reception with basic DVR functionality, including repeating timer-based recordings. In July 2002, EchoStar released the DishPVR 721, which offers a limited DVR feature set. EchoStar has also released the DishPVR 921 system for High Definition signals. Additionally, NDS, a company controlled by News Corp., a significant stockholder of DIRECTV, has announced that it intends to compete with us to provide additional DVR technology to DIRECTV customers.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. Motorola sells the DCT6208 and DCT6412 integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo.

In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than one million Comcast subscribers in Washington state. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

•	Video on Demand: U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, nCube, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators begin to offer regular television programming as part of their VOD offerings, consumers will have an alternate means of watching time-shifted shows.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, and Gotuit who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

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

Because we do not require customized components from Broadcom, Amtek, or ATMEL suppliers, we do not have binding supply agreements with these suppliers. Therefore, they are not contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc. is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on March 1, 2004 and has an initial term of three years and will automatically renew for up to two additional terms of one year each unless we notify Tribune of our desire to terminate the agreement at least 90 days before the end of the then-current term. If Tribune breaches its obligation to provide us with data, or otherwise fail to we would be unable to provide certain aspects of the TiVo service to our customers. This would have serious repercussions on our brand and our ability to succeed in the market. We may be unable to secure an alternate source of guide data on acceptable terms.

If our arrangements or our consumer electronics manufacturers’ arrangements with Broadcom, Amtek, ATMEL or Tribune Media Services were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Circuit City, Target, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. One of our retail customers accounted for 23% of our net hardware revenues in the quarter ending October 31, 2004. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

Intellectual property claims against us could be costly and could result in the loss of significant rights.

From time to time, we receive letters from third parties alleging that we are infringing their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these letters. In addition, if any of these third parties or others were to sue us, our business could be harmed because intellectual property litigation may:

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

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. The Court has not yet issued a ruling upon the issues presented at that trial. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $5.2 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

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

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, our business could be harmed.

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

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motor’s 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. It is possible that DIRECTV under News Corp. could seek to transition to an alternative DVR technology platform, such as that created by NDS, which is majority-owned by News Corp. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs. NDS has indicated it has plans to deliver a competing DIRECTV DVR service during the first quarter of calendar year 2005.

If our current development agreement with DIRECTV expires without being renewed, amended, or replaced, our business could be harmed. A significant number of our new and existing TiVo service subscriptions are DIRECTV customers with TiVo service. Our current development agreement with DIRECTV does not expire until February 2007. Neither TiVo nor DIRECTV will have any further obligations to each other if our current development agreement with DIRECTV expires without being renewed, amended, or replaced. While DIRECTV would have the right to continue to service existing DIRECTV receivers with TiVo service without payment to us, it would not have the right to add new DIRECTV customers with TiVo service. And while TiVo would no longer be able to generate additional revenue from the then-current DIRECTV customers with TiVo service, we would have no further obligation to provide upgrades, fixes, new features, or software support. DIRECTV, however, also has the option under our current development agreement to buy a royalty-bearing software and technology license from us. This license would grant DIRECTV access to our source code and technology to make, modify (with certain exceptions), sell, and distribute DIRECTV receivers with TiVo service to add new subscribers after the expiration of our current agreement.

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

We compete with digital cable and satellite DVRs. Cable and satellite service providers are accelerating deployment of integrated cable and satellite receivers with DVRs that bundle basic DVR services with other digital services and do not require their customers to purchase hardware. If we are not able to enter into agreements with these service providers to embed the TiVo service into their offerings, our ability to attract their subscribers to the TiVo service would be limited and our business, financial condition and results of operations could be harmed.

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

If we are unable to create or maintain multiple revenue streams, we may not be able to cover our expenses and this could cause our revenues to suffer.

Our long-term success depends on our ability to generate revenues from multiple revenue streams. Although our initial success depends on building a significant customer base and generating subscription fees from the TiVo service, our long-term success will depend on securing additional revenue streams such as:

•	licensing;

•	advertising;

•	audience measurement research;

•	revenues from programmers; and

•	electronic commerce.

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We may also be unable to work with or to continuing working with these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners could seriously harm our ability to support new services and develop new revenue streams.

If our services agreement with DIRECTV expires without being renewed, amended, or replaced, our ability to generate advertising and audience measurement research revenues could suffer. We entered into a services agreement with DIRECTV on February 15, 2002. Under the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, TiVo services that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. The initial term of the services agreement is three years, which the parties can mutually renew twice for subsequent one year terms. We are in negotiations with DIRECTV to extend the services agreement, but we cannot assure you that these negotiations will lead to an extension of the agreement on similar terms or at all. If the services agreement were to expire, we would lose the right to place promotional video on DIRECTV receivers with TiVo service and to receive audience measurement research. While we believe the revenue share amounts we currently receive from such advertising and audience measurement research are not material, the expiration of the services agreement could affect our ability to generate advertising or audience measurement research revenue in the future. The expiration of the services agreement would have no effect on the development agreement with DIRECTV that was entered into on February 15, 2002.

If we are unable to introduce new products or services, or if our new products and services are unsuccessful or unsatisfactory or we restrict the functionality in the future of our products and services, our ability to grow our subscription base and retain customers may decrease which could cause our revenues to suffer.

To attract and retain subscriptions and generate revenues, we must continue to maintain and add to our functionality and content and introduce products and services which embody new technologies and, in some instances, new industry standards. This challenge will require hardware and software improvements, as well as maintaining and adding new collaborations with programmers, advertisers, network operators, hardware manufacturers, and other strategic partners. These activities require significant time and resources and may require us to develop and promote new ways of generating revenue with established companies in the television industry. These companies include television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers. In each of these examples, a small number of large companies dominate a major portion of the market and may be reluctant to work with us to develop new products and services for digital video recorders as well as maintain our current functionality. If we are unable to maintain and further develop and improve the TiVo service or maintain and expand our operations in a cost-effective or timely manner, our ability to attract and retain customers and generate revenue will suffer.

We face risks in the development of an entertainment offering involving the distribution of digital content.

We previously announced on September 30, 2004 a joint development agreement with Netflix, Inc. involving the development of a joint entertainment offering for the distribution of digital content. Our joint development agreement with Netflix involves no long term commitments nor significant economic benefits for either company. In the future, we may be unable to develop a joint entertainment offering with Netflix or may develop an entertainment offering involving the distribution of digital content separately or with other third parties. We face competitive, technological, and financial risks in the development of an entertainment offering involving the distribution of digital content. If we are unable to develop a competitive entertainment offering in the future with Netflix, on our own, or with a third party, our business could be adversely affected.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of October 31, 2004, we had approximately 40,000 product lifetime subscriptions, or approximately 1.7% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

Tiered pricing for the TiVo service may reduce our average revenue per user.

We may elect to offer additional tiers of the TiVo service at various price points, which may have the effect of reducing our average revenue per user.

The nature of some of our relationships may restrict our ability to operate freely in the future.

From time to time, we have engaged and may engage in the future in discussions with other parties concerning relationships, which have and may include equity investments by such parties in our company. While we believe that such relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such relationships may place some restrictions on the operation of our business in the future.

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

Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location and continue to explore the benefits of establishing a backup facility. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscriptions fees and hardware purchases and possible consumer litigation.

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

Uncertainty in the marketplace regarding the use of data from subscriptions could reduce demand for the TiVo service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo service and the DVR. Currently, we gather anonymous information about our customers’ viewing choices while using the TiVo service, unless a customer affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual customer. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services. Changes in our privacy policy could reduce demand for the TiVo service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.

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

Our success depends on our ability to secure and protect our patents, trademarks and other proprietary rights.

Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering substantially all of the technology used to deliver the TiVo service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.

We have filed a patent infringement lawsuit against EchoStar Communications Corporation and may incur significant expenses as a result, and an adverse outcome could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 2, 2004, EchoStar filed its answer to our complaint, moved to dismiss for lack of personal jurisdiction, and moved to transfer the case from the Eastern District of Texas to the Northern District of California. We have opposed both of EchoStar’s motions. On December 8, 2004, the Court held a hearing on EchoStar’s motions to transfer and to dismiss, but no ruling has been made on either motion. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

We could be prevented from selling or developing our TiVo software if the GNU General Public License governing the Linux operating system and Linux kernel and similar licenses under which our product is developed and licensed are not enforceable.

The Linux kernel and the Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified, and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect our manufacturing and other customer and supplier relationships. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in our TiVo software that runs on a Linux-based operating system. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our TiVo software and would adversely affect our business.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuers defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been approved by the Federal District Court, the ultimate outcome of the matter cannot presently be predicted. In the event that the Court does not approve the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Legislation, laws or regulations that govern the television industry, the delivery of programming and the collection of viewing information from subscriptions could expose us to legal action if we fail to comply or could require us to change our business.

The delivery of television programming and the collection of viewing information from subscriptions via the TiVo service and a DVR represent a relatively new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, enforcement or interpretation of existing laws could expose us to additional costs and expenses and could require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded to apply to the TiVo service, which could adversely affect our business. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of local, state, federal, and international legislation and regulation of our business and in presenting TiVo’s positions on proposed laws and regulations.

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

Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. In addition, we do not have key man insurance policies for any of our key personnel which may adversely affect our ability to attract new executives.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a written consent.. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our chief executive officer or the holders of 50% or more of our common stock. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide that directors may be removed only for cause by a vote of a majority of the stockholders and that vacancies on the board of directors created either by resignation, death, disqualification, removal or by an increase in the size of the board of directors may be filled by a majority of the directors in office, although less than a quorum. Our Amended and Restated Certificate of Incorporation also provides for a classified board of directors and specifies that the authorized number of directors may be changed only by resolution of the board of directors.

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of November 30, 2004. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

In addition, in August 2001, we issued $51.8 million in principal amount of our convertible senior notes due 2006, of which, as of October 31, 2004, there was approximately $10.5 million in principal amount still outstanding. As of October 31, 2004, these notes were convertible into a maximum of 2,619,045 shares of our common stock. In connection with the convertible notes offering, we also issued five-year warrants to purchase 2,192,404 shares of our common stock that were still outstanding as of October 31, 2004. Pursuant to registration rights agreements with the investors in that offering, we have registered the resale of the convertible notes, warrants and shares of common stock issuable upon conversion or exercise of the convertible notes or warrants.

On November 26, 2004, we notified by mail the registered holders of our convertible notes payable that we have elected to exercise our option to redeem all remaining outstanding notes. As of that date, the aggregate principal amount of the remaining outstanding notes was $10,450,000. Pursuant to our notice and the terms of the Indenture, all outstanding and unconverted notes will be redeemed by us on January 25, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date.

As of October 31, 2004, options to purchase a total of 15,651,610 shares were outstanding under our option and equity incentive plans, and there were 9,731,800 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through November 30, 2004, our common stock has closed between $71.50 per share and $2.55 per share, closing at $4.71 on November 30, 2004. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our future investments in subscription acquisition activities including rebate offers to consumers, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service and technology revenues;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses including expenditures related to lawsuits involving the Company such as the Sony and Echostar patent infringement cases;

•	possible future increases in our operating expenses including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and DIRECTV subscriptions;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

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

The table below presents principal amounts and related weighted average interest rates as of October 31, 2004 for our cash and cash equivalents. We had no short-term investments at this time.

Cash and cash equivalents (in thousands)	$88,523
Year to date average interest rate		1.19%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rule13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II : OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information under the heading Legal Matters set forth under Note 7. of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

Digital Development Corporation Complaint

On November 23, 2004, Digital Development Corporation filed a complaint against TiVo in the U.S. District Court for the Southern District of New York alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent Nos. 4,975,950 and 5,121,345, each entitled “System and Method of Protecting Integrity of Computer Data and Software.” The complaint alleges that Digital Development Corporation is the owner of these patents. The complaint further alleges that the Company has infringed, induced infringement, and contributorily infringed these patents by importing, making, using, offering for sale, and/or selling computer hardware, software and systems as defined by the claims of each patent without permission of the owners of the patents. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 135 Commonwealth Drive, Menlo Park, California on August 4, 2004. Out of 80,309,926 shares of Common Stock (as of the record date of June 9, 2004) entitled to vote at the meeting 69,956,470 shares were present in person or by proxy.

The vote for nominated directors, to serve until the 2007 Annual Meeting of Stockholders, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
Charles B. Fruit	69,622,729	333,741
Mark W. Perry	69,631,912	324,558
Thomas S. Rogers	68,246,502	1,709,968
David M. Zaslav	69,546,506	409,964

The results of voting on the ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2005, were as follows:

IN FAVOR	OPPOSED	ABSTAIN
69,636,098	283,476	36,896

ITEM 5. OTHER INFORMATION.

The information set forth under Note 9. of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0+	Fourth Amendment to Vendor Agreement, effective as of July 1, 2004, between Best Buy Co., Inc. and TiVo Inc. (filed herewith).

10.1	Vice Chairman Employment Agreement between TiVo Inc. and Thomas S. Rogers dated October 11, 2004 (filed herewith).

10.2	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (filed herewith).

10.3	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (filed herewith).

10.4	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan and related documents (filed herewith).

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated December 10, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated December 10, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated December 10, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated December 10, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to portions of this exhibit.

(b) REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended October 31, 2004:

•	Current Report on Form 8-K (Item 5) on August 11, 2004, regarding the announcement of the registrant’s minority interest in TGC, Inc., a newly formed independent entity.

•	Current Report on Form 8-K (Item 8.01) on August 26, 2004, regarding the announcement of the registrant’s earnings for the second quarter ended July 31, 2004.

•	Current Report on Form 8-K (Items 2.02 and 9.01) on August 26, 2004, regarding furnishing the press release of the registrant’s earnings for the second quarter ended July 31, 2004.

•	Current Report on Form 8-K (Item 8.01) on September 23, 2004, regarding the announcement that the registrant had surpassed 2 million TiVo service subscriptions over Labor Day weekend.

•	Current Report on Form 8-K (Item 5.02) on September 29, 2004, regarding the resignation from the board of directors of Mr. Hendricks.

•	Current Report on Form 8-K (Items 1.01, 5.02 and 9.01) on October 15, 2004, regarding the announcement that the registrant had entered into an Amended and Restated Consulting Agreement with Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies and the announcement of the registrant employment of Thomas S. Rogers, a current Director of TiVo Inc., as Vice Chairman of the board of directors for a twelve-month term.

Subsequent to October 31, 2004, the registrant filed the following reports on Form 8-K:

•	Current Report on Form 8-K (Item 8.01) on November 22, 2004, regarding the announcement of the registrant’s earnings for the third quarter ended October 31, 2004.

•	Current Report on Form 8-K (Items 2.02 and 9.01) on November 22, 2004, regarding furnishing the press release of the registrant’s earnings for the third quarter ended October 31, 2004.

•	Current Report on Form 8-K (Item 2.04) on November 30, 2004, regarding the announcement of the registrant’s notification by mail to the registered holders of its 7% Convertible Senior Notes due 2006, that the Company has elected to exercise its option to redeem all of its remaining outstanding notes.

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

TIVO INC.

Date: December 10, 2004	By:	/s/ Michael Ramsay
Michael Ramsay
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: December 10, 2004	By:	/s/ David H. Courtney
David H. Courtney
Chief Financial Officer and Executive Vice President of Worldwide Operations and Administration
(Principal Financial and Accounting Officer)