Form 10-K
period 2005-01-31
TIVO INC
filed 2005-04-15
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 31, 2005

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

As of July 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq National Market System, was $341.5 million.

On April 1, 2005, the Registrant had 82,601,263 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 3, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K (The Report of the Compensation Committee, the Report of the Audit Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

©2005 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

General Development of Business

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience measurement research. The TiVo service requires a TiVo-enabled DVR or set-top box. These may be purchased at major consumer electronics retailers throughout the United States or through our website. As of January 31, 2005, there were over 3.0 million subscriptions to the TiVo service.

We currently derive revenues from three sources:

•	TiVo service revenues. Consumers subscribe directly to the TiVo service, by paying us either $12.95 per month or a one-time “product lifetime” fee of $299. In addition, DIRECTV pays recurring per-household monthly fees in order to offer the TiVo service to its satellite TV subscribers.

•	Technology revenues. We have developed technology supported by our portfolio of intellectual property rights that enables us to offer TiVo-enabled DVR software, hardware, and service solutions to customers like DIRECTV, Pioneer, Toshiba, Humax, and Sony.

•	DVR hardware revenues. We engage contract manufacturers to build DVRs, which we then distribute to retailers or sell directly to consumers. We do this to enable our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; intellectual property claims against us; and our dependence on our relationship with DIRECTV for subscription growth. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. To date, we have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2005, we had net losses of ($79.8) million. As of January 31, 2005, we had an accumulated deficit of ($657.1) million.

Industry Background

Consumer Demand is Driving Widespread Adoption of DVR Technology. DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast video content. Consumers are also interested in the ability of DVR technology to easily fast forward through commercials. IDC predicts as many as 30 percent of U.S. households will use DVRs in 2008, a ten-fold percentage increase over its penetration estimate for March 2004.

Television Distributors See DVR Technology as a Competitive Asset. Nearly all of the major television distributors in the United States including Comcast, DIRECTV, EchoStar, Time-Warner Cable, and others, are offering DVR technology to their customers and have indicated they consider DVR technology a competitive tool. For example, major satellite companies have used TiVo and other DVR technologies when advertising against their cable company competition. These operators are looking for ways to more effectively attract consumers to their own offerings. DVR technology is also offered by satellite service providers in Europe.

DVR is Changing the Television Advertising Industry. The proliferation of DVRs, and their ability to easily skip through television programming, is requiring television advertisers to evaluate new and different ways to reach out to consumers.

Our Solution

We have created a unique set of technologies that meet the needs of consumers, television distributors, and the advertising community.

Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR or TiVo-enabled DVD recorder, has many features that we believe dramatically improve a consumer’s television viewing experience. Depending upon the model, TiVo-enabled DVRs are able to support analog cable, digital cable, satellite, or over-the-air broadcast television, including high definition television. The TiVo service can automatically record a consumer’s favorite shows, all season long, even if the schedule changes, and can even skip reruns. The TiVo service allows consumers to search for shows to record by subject, title, genre, actor, director, channel, or time of showing. Consumers can also pause, rewind, and fast-forward live and recorded television. Unlike with a VCR, consumers can playback a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show.

Advanced Home Media Features Extend the TiVo Service Beyond DVR. The TiVo service also offers home entertainment innovations that extend beyond DVR, with features like digital music and photos, multi-room viewing, and mobility. Customers with a TiVo Series2 DVR connected to their home network can organize and play their digital music collection through their home entertainment system, or view digital photos on their TV. Those with two or more TiVo® Series2 DVRs and a home network can use the multi-room viewing feature to record a show in one room and play it back in another room. The TiVoToGo™ feature offers the ability to transfer recorded programs from a TiVo DVR to a computer. These advanced features are unique to TiVo and help to further differentiate the TiVo service against competitive DVR offerings.

Technology Platform Capable of Integration. Our technology is designed for use both in TiVo-only DVRs and in integrated devices, including set-top boxes, DVD recorders, and televisions. This allows us to offer consumer electronics manufacturers and television distributors a branded, highly respected DVR service that they can in turn offer to their customers.

Advanced Solutions for Advertising and Promotion. We distribute video content designed to entertain consumers while providing a promotional vehicle for our advertising and promotion customers. For example, movie studios pay us to deliver previews of upcoming films, consumer product companies pay us to market their products, and television networks pay us to promote upcoming programs. In the future, content providers could use the TiVo service to offer consumers special programming and pay-per-view packages such as movies, sporting events, and television shows.

Our Strategy

Our goal is to generate recurring revenues through the deployment of our branded entertainment services and technology to television viewing households worldwide. The key elements of our strategy are:

Offer an Increasingly Valuable Service. Our goal is to lead the market with innovations that expand the value and potential of TiVo’s subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make TiVo more compelling for both current and potential customers. For example, in January 2005 we began delivery of a new service release called “TiVoToGo™”. This feature enables certain users to move their favorite programs stored on a TiVo-enabled DVR to a laptop for viewing on the road, or to any PC. Additionally, we announced an evolution of our service strategy to create a product and service platform that will enable consumers to find and control content from any broadcast or broadband source. We believe that the combination of mobility, entertainment personalization, and broadcast/broadband integration will continue to enhance the TiVo service.

Increase Average Revenue Per User. As our subscription base has grown, we have been able to offer new advertising and audience measurement research capabilities to programmers and advertisers to help them reach our subscription base. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service. For example, we have recently completed promotional and audience measurement research work for General Motors, IRI, Nielsen Media Research, Nissan Motor Corp., Universal Pictures, and Warner Brothers.

Integrate Our Technology to Accelerate Platform Deployment. Our strategy focuses on creating, developing, and deploying DVR standards in order to promote mass deployment of devices capable of running the TiVo service. We work with leading television distributors and consumer electronics manufacturers to introduce products that incorporate our technology, including set-top boxes, DVD recorders, and televisions. Consumers are able to choose from over a dozen TiVo-enabled products from industry leaders including Pioneer, Toshiba, DIRECTV, and Humax. In addition, we recently announced a new deal to develop technology to integrate the TiVo service with DVRs deployed by Comcast.

Extend and Protect Our Intellectual Property. The convenience, control, and ease of use experience of the TiVo service is derived largely from the technology we have developed. We intend to continue to design, develop, and implement innovative technological solutions that leverage and enhance the TiVo service offering. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property.

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

Our Technology

The TiVo service relies on three key components: the TiVo service client software platform, the TiVo service infrastructure, and the TiVo-enabled DVR hardware design. Each of these components serves a vital function in the TiVo service.

TiVo Service Client Software. The TiVo service client software runs on TiVo-enabled DVRs. It consists of all operational software required for a TiVo-enabled DVR to deliver the TiVo service properly and reliably. TiVo client software is based on the open-source Linux operating system, but the bulk of the software is proprietary to TiVo. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management and user interface. We have enhanced the client software to support multiple services and applications, such as digital music and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled DVR will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, Showcases, and other content.

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

DVR Hardware Design. The TiVo-enabled DVR hardware design is a specification developed by us for set-top boxes containing a hard disk drive, a CPU and memory, digital video chips, a modem, and other components. We license this technology to consumer electronics manufacturers for them to modify and use in the production of DVRs that enable the TiVo service. We also provide the design to our contract manufacturer that produces TiVo-branded DVRs. The DVR hardware design has been integrated into a variety of products including DVD players, DVD recorders, DIRECTV receivers, and TiVo service DVRs. The DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, and satellite applications. In addition, the design includes USB ports to allow connection to broadband networks and external devices to enable future services.

Significant Relationships

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV in which DIRECTV has assisted us in marketing and delivering the TiVo service to its customer base. This relationship began in 1999 and was expanded in September of 2000 with the release of the first integrated DIRECTV DVR with TiVo. In early 2004, DIRECTV launched its HD DVR with TiVo. As of January 31, 2005, we had acquired approximately 1.9 million subscriptions through this relationship.

From 1999 thru October of 2002, we incurred upfront acquisition costs, recognized monthly recurring per subscriber revenues in a range from $4.15 to $9.95, and incurred recurring service costs for these subscribers. We also paid DIRECTV a share of the revenues we collected from TiVo service subscriptions with DVRs who subscribed to the DIRECTV service prior to June 30, 2003.

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

We entered into a services agreement with DIRECTV on February 15, 2002. Under the services agreement, DIRECTV has agreed to distribute, under a revenue-sharing relationship, features of the TiVo service that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. We entered into a new services agreement with DIRECTV on March 31, 2005. Under this amended and restated services agreement, DIRECTV has agreed to continue to distribute features of the TiVo service that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience measurement data under the agreement, with each party retaining all their respective revenues generated from such sales. The agreement also provides for DIRECTV to receive certain audience measurement reports from TiVo related to use of DIRECTV DVR receivers with the TiVo service, and for TiVo to sell additional custom research services to DIRECTV and DIRECTV advertising clients at the request of DIRECTV. The term of the amended and restated services agreement expires concurrently with termination or expiration of the development agreement with DIRECTV, discussed below.

Our current development agreement with DIRECTV expires in February 2007. Afterwards, while DIRECTV will have the option to continue to service the existing DIRECTV receivers with TiVo service without further payment to us, it will not be able to add new DIRECTV receivers with TiVo service unless DIRECTV elects either to purchase a royalty-bearing technology license from us or to renew or replace our current agreement.

DIRECTV has recently announced that its core initiatives and new customer acquisition will focus on its new DVR from NDS. We expect that our DIRECTV subscription growth rate may decline in the future.

We also recognize revenue from DIRECTV for engineering professional services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are currently providing DIRECTV with engineering professional services related to a new version of our integrated DIRECTV satellite receiver with TiVo service that supports high definition television service, as well as engineering professional services related to hardware and service cost improvements and feature enhancements for existing platforms and customers.

Comcast. On March 15, 2005, we entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. Pursuant to this agreement, we have agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable any TiVo-specific DVR and networking features requested by Comcast, such as WishList™ searches, Season Pass™ recordings, home media features, and TiVoToGo™ transfers. In addition, we have agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

Under the agreement, Comcast will pay TiVo an upfront fee and a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay us fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the advertising management system.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments. Development and deployment of the TiVo service software solution and advertising management system is targeted to occur within two years from the date of the agreement, with certain consequences, including, but not limited to, termination of the agreement, in the event development of the TiVo service software solution has not been completed by such date. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under our patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to our intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event we are subject of certain change of control transactions involving any of certain specified companies.

Hardware Manufacturers. Several companies, including Toshiba, Humax, Pioneer, Sony, Philips, Thomson Multimedia, and Hughes, have manufactured and distributed TiVo-enabled DVRs during the last three years. Each third party manufacturer is responsible for the manufacturing and distribution of its branded DVRs and DVD recorders. We are solely responsible for the activation of the TiVo service on a third party manufacturer’s DVR or DVD recorders if the purchaser of the unit decides to purchase a subscription to the TiVo service. A TiVo-enabled DVR or DVD recorder without a subscription to the TiVo service has minimal functionality but can be used to pause, rewind, and fast-forward through live or manually recorded shows.

We also engage contract manufacturers to build TiVo-enabled DVRs. We distribute these DVRs, selling them both directly to consumers and to major retailers. The table below shows the breakdown of DVRs compatible with the TiVo service that were manufactured during the fiscal years ended January 31, 2005, 2004, and 2003.

	Fiscal Year Ended January 31,
TiVo-enabled DVRs Manufactured by:	2005	2004	2003
Consumer Electronics Manufacturers	72%	61%	41%
Contract Manufacturers for TiVo	26%	31%	54%
Licensing and Engineering Professional Services Customer	2%	8%	5%

Total Manufactured TiVo-enabled DVRs	100%	100%	100%

TGC, Inc. On August 9, 2004, we acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for our interest in TGC, we granted TGC a license to certain aspects of our technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. Through TGC, our management expects to gain access to high quality, low-cost engineering resources for the design and development of reduced-cost digital video recorder platforms. Management believes that this investment will enable our internal research and development team to focus on future service-related enhancements and initiatives. Management expects TGC to engage in design, development, and licensing activities related to reduced-cost digital video recorder platforms and technology. We and TGC have agreed to share certain costs and expenses relating to research and development. Management also expects TGC will pursue opportunities to market TiVo technology in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. We will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without our prior consent, any DVR products or DVR services that do not support the TiVo service outside of the People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. In the United States, TGC may offer DVR products that support the TiVo service only to TiVo, authorized TiVo licensees or TiVo approved retail distributors.

Sales and Marketing

Consumer Offerings. We sell the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. We sell the TiVo service either for a monthly subscription rate of $12.95, or for a single payment of $299 for the lifetime of the DVR. TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy, Circuit City, Costco, Amazon.com, Tweeter, The Good Guys, and Target. We recognize revenues from the sale of TiVo-branded DVRs manufactured for us. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues.

Services to Television Distributors. We also sell our technology and services to television distributors, such as DIRECTV and Comcast, who then market (or in the case of Comcast, plan to market in the future) the TiVo service to their subscribers either directly or, in the case of DIRECTV, also through major retailers across the United States.

Services to the Advertising Industry. Our advertising and promotions offerings are sold through a dedicated team of salespeople and through partnerships with third parties like Nielsen Media Research.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2005	2004	2003
	(in millions)
Research and Development Expenses	$37.6	$22.2	$20.7

Although our total company employee headcount increased by approximately 11% in fiscal year 2005, we increased the number of our regular, temporary, and part-time employees engaged in research and development by 8% from a total of 212 to 228 as of January 31, 2005 compared to January 31, 2004.

Competition

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by consumer electronics companies, and DVRs offered by cable and satellite operators.

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality, and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and “VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. TiVo Basic service, offered on select TiVo-enabled DVD recorders made by Toshiba and Pioneer, which provides limited program data without a subscription, is an example of basic DVR functionality. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo service, required for most TiVo-enabled DVRs, and offered as an upgrade for select TiVo-enabled DVD recorders made by Toshiba and Pioneer, are examples of enhanced DVR functionality.

Consumer Electronics Competitors. We compete against several types of products with basic or enhanced DVR functionality offered by consumer electronics companies and PC manufacturers. These products record an analog television signal output from a cable or satellite set-top box, analog cable feed, or antenna.

•	DVRs and hard drive-equipped DVD recorders, TVs, and Game Consoles: ReplayTV continues to offer standalone DVRs with enhanced DVR functionality in limited retail distribution. Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-based recordings. Our single largest customer, DIRECTV, has announced that it plans to introduce a competing DVR service to its customers this year.

•

Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. Motorola sells the DCT6208 and DCT6412 integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo. In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than 1.0 million Comcast subscribers in Washington State. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology to stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators offer regular television programming as part of their VOD offerings, consumers have an alternate means of watching time-shifted shows besides DVRs.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, Gotuit, and 2Wire who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs. Going forward, in our relationships with manufacturers and distributors, we are shifting focus from upfront license and engineering professional services payments to recurring royalty and service payments.

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

Patents and Intellectual Property

We have filed patent applications covering many critical aspects of the design, functionality, and operation of the TiVo digital video recorder and the TiVo service. We have been awarded 70 foreign and domestic patents and have 106 foreign and domestic patent applications pending. We have also filed patent applications related to technology that we may incorporate in future versions of the TiVo service and hardware. Patents we hold the rights to include:

•	U.S. patent number 6,327,418, entitled Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data, originally filed on April 3, 1998, which describes a method of controlling streaming media in a digital device, including the functions that enable DVRs to pause live TV as well as rewind, fast-forward, play, play faster, play slower, and play in reverse television signals cached by the DVR. We refer to this as the “TrickPlay” patent. The expiration date of the TrickPlay patent is April 3, 2018.

•	U.S. patent number 6,792,195 entitled Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data, which is a continuation of the TrickPlay patent. The expiration date of this patent is likewise April 3, 2018.

•	U.S. patent 6,233,389, entitled Multimedia Time Warping System, originally filed on July 30, 1998, which describes many of the key inventions associated with the TiVo-enabled DVR software and hardware design. We refer to this as the “TimeWarp” patent. Key inventions claimed in the patent include a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program; a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio, and closed-captioning, and a storage format that easily supports advanced TrickPlay capabilities. The expiration date of the Time Warp patent is July 30, 2018.

TiVo has also acquired the exclusive right to license and enforce U.S. patent number 5,241,428 entitled Variable-Delay Video Recorder known in the industry as the Goldwasser Patent. Filed in March 1991, the Goldwasser Patent is one of the earliest patents regarding digital video recorders of which we are aware. This patent covers devices that permit the simultaneous recording and playback of video material with a variable time delay between recording and playback of a given video program segment. The expiration date of the Goldwasser Patent is March 12, 2011.

We have also purchased 12 foreign and domestic patents and 6 foreign patent applications from International Business Machines Corporation. These patents and patent applications generally relate to audience research and measurement, integration of television signals with internet access, automatic rescheduling of recordings, content screening, enhanced program information search, and electronic program guide interface enhancements.

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

We have secured U.S. registrations for the marks “TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” the Jump Logo, the Thumbs Up Logo, and the Thumbs Down Logo. We have filed many other trademark applications covering substantially all of our trade dress, logos, and slogans, including: “DIRECTIVO,” “Overtime Scheduler,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” and “Wishlist.” These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers.

We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, there can be no assurance that current patents will be enforceable or our current patent applications will ever be allowed or granted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Operating Results – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” for additional information concerning our intellectual property.

Privacy Policy

We have adopted a privacy policy, which we make available on our website and deliver to each new subscriber to the TiVo service. This policy was last updated in June 2004 to cover new commerce features that we plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but all viewing -information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any viewing information transmitted from our receiver is anonymous on the receiver and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the receiver. Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, we may be able to use this anonymous information to tell a broadcast or advertising client the percentage of our viewers that recorded a particular program or advertisement, but we will not know, nor be able to tell the client, which of our viewers did so, unless a viewer decides to provide that information.

Employees

At April 1, 2005, we employed approximately 343 employees, including 35 in service operations, 193 in research and development, 33 in sales and marketing, and 82 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At April 1, 2005, we employed 35 such persons. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of April 1, 2005):

Name	Age	Position
Michael Ramsay	55	Chairman of the Board and Chief Executive Officer, Director
Thomas Rogers	50	Vice-Chairman of the Board of Directors, Director
David H. Courtney	46	Executive Vice President Worldwide Operations and Administration and Chief Financial Officer, Director
Brodie Keast	49	Executive Vice President TiVo Service
James Barton	47	Senior Vice President of Research and Development and Chief Technical Officer
Mark A. Roberts	44	Senior Vice President of Engineering
Matt Wisk	45	Senior Vice President and Chief Marketing Officer
Nancy Kato	50	Vice President of Human Resources
Ken Kershner	44	Vice President of Service Engineering
Luther Kitahata	40	Vice President of Software Engineering
Jeff Klugman	44	Vice President of Platform Business
Edward Lichty	35	Vice President of Business Development
Joe Miller	38	Vice President of Sales
Stuart West	35	Vice President of Finance
Matthew Zinn	40	Vice President, General Counsel, Corporate Secretary, and Chief Privacy Officer
Steve Zoppi	45	Vice President of Information Technology and Chief Information Officer

Michael Ramsay is a co-founder of TiVo and has served as TiVo’s Chairman of the Board of Directors and Chief Executive Officer since our inception in August 1997. From April 1996 to July 1997, Mr. Ramsay was the Senior Vice President of the Silicon Desktop Group for Silicon Graphics, Inc. (“SGI”), a manufacturer of advanced graphics computers. From August 1994 to April 1996, Mr. Ramsay was President of Silicon Studio, Inc., a wholly owned subsidiary of SGI focused on enabling applications development for emerging interactive media markets. From July 1991 to August 1994, Mr. Ramsay served as the Senior Vice President and General Manager of SGI’s Visual Systems Group. Mr. Ramsay also held the positions of vice president and general manager for the Entry Systems Division of SGI. Prior to 1986, Mr. Ramsay held research & development and engineering management positions at Hewlett-Packard and Convergent Technologies. Additionally, Mr. Ramsay served on the board of directors of Netflix, Inc. (NASDAQ:NFLX), an online DVD rental service, until September 29, 2004. Mr. Ramsay holds a B.S. degree in Electrical Engineering from the University of Edinburgh, Scotland. On January 12, 2005, Mr. Ramsay announced that he had initiated a succession process to identify a new CEO for the company. He will continue as Chairman of the Board on a going-forward basis and will remain as CEO until a successor is identified.

Thomas S. Rogers was appointed by the board of directors to serve as a director in September 2003, and was named Vice Chairman in October 2004. In addition to his role with TiVo, Mr. Rogers is Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services. He is also Chairman of TRget Media L.L.C., a media industry investment and operations advisory firm. Mr. Rogers is also the Senior Operating Executive for media and entertainment at Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of PRIMEDIA, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University, and a J.D. degree from Columbia Law School.

David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Executive Vice President of Worldwide Operations and Administration, Chief Financial Officer, and a member of the board of directors. From May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment bank, where he was responsible for building and expanding the firm’s high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. Mr. Courtney serves on the board of directors of Silicon Image Inc. (NADSAQ:SIMG), a semiconductor and system solutions company and serves on the Board of Trustees of the Golden Gate National Parks Conservancy. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from the Stanford Business School.

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

James Barton is a co-founder of TiVo and served as TiVo’s Vice President of Research and Development, Chief Technical Officer and Director since our inception to January 2004 and is currently Senior Vice President of Research and Development and Chief Technical Officer. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of Silicon Graphics and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of Silicon Graphics. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

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

Matt Wisk has served as Senior Vice President and Chief Marketing Officer since September 2004. Prior to joining TiVo, Mr. Wisk was Chief Marketing Officer for Herbalife International, a nutrition products company. Prior to joining Herbalife, Mr. Wisk was with Nokia, a wireless communications equipment company, for nine years. At Nokia he held various positions in the marketing organization, most recently as Vice President, Marketing, North and South America. Mr. Wisk holds a B.A. degree in Marketing and an M.B.A. degree from Michigan State University.

Nancy Kato has served as Vice President of Human Resources since January 2005. Prior to joining TiVo, Ms. Kato was Vice President of Global Compensation for Hewlett-Packard. She was also Senior Vice President of Human Resources for Ariba and has held senior director roles for Compaq and Tandem. She was a former undergraduate instructor, sponsored by the Schools of Medicine and Psychology, at Stanford University. Ms. Kato holds a B.A. degree in Health Sciences and a M.A. in Counseling and Education from San Jose State University.

Ken Kershner joined TiVo in July 2000 and is currently Vice President of Service Engineering. Previously he served as Engineering VP at TenTV.com, a streaming media educational services firm. From March 1991 to August 1999, Mr. Kershner held engineering and program management positions at SGI focused on digital media and web applications. Prior to SGI, Mr. Kershner worked at Hewlett Packard and Texas Instruments. Mr. Kershner holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. degree from M.I.T.’s Sloan School.

Luther Kitahata has served as Vice President of Software Engineering since October 2000. He joined TiVo in 1998 as the Director of Software. Prior to joining TiVo, Mr. Kitahata was part of the founding team at Navio Communications (now Liberate Technologies) where he worked in both managerial and engineering capacities from April of 1996 to January 1998. Prior to 1996, Mr. Kitahata was founder and Director of Engineering of E-Motion, a provider of content distribution and multimedia collaboration systems. Mr. Kitahata holds an M.S. degree and a B.A. degree with honors in Computer Science from Brown University.

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

Stuart West has served as Vice President of Finance since November 2002. Prior to joining TiVo in December 2000, Mr. West was a business development executive at venture-backed Silicon Valley software and service startups. Prior to that, Mr. West was a Vice President at J.P. Morgan, where he managed mergers, IPO’s, and other financings for technology companies. Mr. West’s other work experience includes Texas Instruments, the U.S. State Department, and the White House. He holds a B.A. in History from Yale University and completed the Stanford Business School’s Executive Program for Growing Companies.

Matthew Zinn has served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003. From May 1998 to July 2000, Mr. Zinn was the Senior Attorney, Broadband Law and Policy for the MediaOne Group, a global communications company. From August 1995 to May 1998, Mr. Zinn served as corporate counsel for Continental Cablevision, the third largest cable television operator in the United States. From November 1993 to August 1995, he was an associate with the Washington, D.C., law firm of Cole, Raywid & Braverman, where he represented cable operators in federal, state, and local matters. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.

Steve Zoppi has served as Vice President of Information Technology and Chief Information Officer since June 2004. From March 2002 to June 2004, Mr. Zoppi was Vice President of Operations for Hotwire, Inc, an online provider of discount travel. From July 1999 to February 2002, Mr. Zoppi was Vice President and Chief Information Officer for Electronics for Imaging, creator of software and hardware digital imaging solutions for network printing. Mr. Zoppi holds a B.S. degree in Information Systems Management and an A.S. in Music from the University of San Francisco.

Other Information

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (UK) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a small Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware.

We maintain an Internet website at the following address: www.tivo.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (the “SEC”).

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Securities Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

Properties

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in March 2007. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 90% of the total office space. Our facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition.

Additionally, we currently lease international office space in Berkshire, United Kingdom under a lease that expires in March 2006. We have vacated this facility and no longer maintain an office in the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

Compression Labs Litigation. On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer American Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy. “ The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Court ordered the case transferred to The U.S. District Court for the Northern District of California. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

EchoStar Communications Litigation. On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent, and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. The Court scheduled jury selection to begin October 4, 2005 in Marshall, Texas. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We are incurring expenses in connection with this litigation that may become material, and in the event there is an adverse outcome, our business could be harmed.

Indemnification of Sony Corporation Against Command Audio Corporation Lawsuit. On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Facts and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005. Under the terms of our agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring expenses in connection with this litigation. Since February 2002, we have incurred $5.5 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

Pause Technology LLC. On September 25, 2001, Pause Technology LLC filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in our favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On March 14, 2005, the Appeals Court rejected Pause Technology’s appeal as premature pending the outcome of our remaining cross-claims for patent invalidity. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice our remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

IPO Litigation. On June 12, 2001, a securities class action lawsuit in which TiVo and certain of our officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that our IPO underwriters solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in our IPO and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in our IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with us and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of TiVo and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by our insurers in accordance with the proposed settlement. In addition, we and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, our and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we believe any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2005.

Igbinadolor litigation. In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. On November 10, 2004, we filed our answer, affirmative defenses and counterclaims and on January 31, 2005, we filed a motion for summary judgment. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

Digital Development Corporation Litigation. On November 23, 2004, Digital Development Corporation filed a complaint against us in the U.S. District Court for the Southern District of New York alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent Nos. 4,975,950 and 5,121,345, each entitled “System and Method of Protecting Integrity of Computer Data and Software.” On January 27, 2005, we entered into a settlement agreement with Digital Development Corporation in which we agreed to license the patents at issue for an immaterial amount, and on February 23, 2005, the Court dismissed the case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Equity

Our common stock has traded on the Nasdaq National Market under the symbol “TIVO” since September 30, 1999. Prior to that time, there was no public trading market for our common stock. As of April 1, 2005, we had 1,041 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market, on any trading day during the respective period:

Fiscal Year 2005	High	Low
Fourth Quarter ended January 31, 2005	$6.79	$3.85
Third Quarter ended October 31, 2004	$7.34	$3.70
Second Quarter ended July 31, 2004	$9.12	$4.99
First Quarter ended April 30, 2004	$12.94	$6.94

Fiscal Year 2004	High	Low
Fourth Quarter ended January 31, 2004	$11.74	$6.11
Third Quarter ended October 31, 2003	$11.62	$7.12
Second Quarter ended July 31, 2003	$14.51	$5.71
First Quarter ended April 30, 2003	$6.49	$4.40

On April 1, 2005, the closing price of our common stock was $5.24 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2005 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

On January 24, 2005, one noteholder tendered for conversion its notes in the aggregate principal amount of $4,500,000 at the then current conversion price of $3.99 per share for a total issuance of 1,127,819 shares of the Company’s common stock effective the same date. Prior to January 24, 2005, on December 21, 2004 and January 19, 2005, the Company had previously issued 125,313 and 300,751 shares of its common stock to two noteholders upon conversion of, respectively, $500,000 and $1,200,000 aggregate principal amounts of the Company’s 7% Convertible Senior Notes due 2006 at the then current conversion price of $3.99 per share. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2005, 2004, 2003, and 2002, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent auditors. Additionally, the following selected financial data as of and for the one-month transition period ended January 31, 2001 and calendar year ended December 31, 2000 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended	Year Ended	Year Ended	Year Ended	One-Month Ended	Year Ended
	January 31, 2005	January 31, 2004	January 31, 2003	January 31, 2002	January 31, 2001	December 31, 2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$107,166	$61,560	$39,261	$19,297	$989	$3,782
Technology revenues	8,310	15,797	20,909	100	—	—
Hardware revenues	111,275	72,882	45,620	—	—	—
Rebates, revenue share, and other payments to the channel	(54,696)	(9,159)	(9,780)	—	(630)	(5,029)

Net Revenues	172,055	141,080	96,010	19,397	359	(1,247)

Costs and expenses
Cost of service revenues	29,360	17,705	17,119	19,852	1,719	18,734
Cost of technology revenues	6,575	13,609	8,033	62	—	—
Cost of hardware revenues	120,323	74,836	44,647	—	—	—
Research and development	37,634	22,167	20,714	27,205	2,544	25,070
Sales and marketing	37,367	18,947	48,117	104,897	13,946	151,658
General and administrative	16,593	16,296	14,465	18,875	1,395	15,537

Loss from operations	(75,797)	(22,480)	(57,085)	(151,494)	(19,245)	(212,246)

Interest income	1,548	498	4,483	2,163	672	7,928
Interest expense and other	(5,459)	(9,587)	(27,569)	(7,374)	(17)	(522)

Loss before income taxes	(79,708)	(31,569)	(80,171)	(156,705)	(18,590)	(204,840)
Provision for income taxes	(134)	(449)	(425)	(1,000)	—	—

Net loss	(79,842)	(32,018)	(80,596)	(157,705)	(18,590)	(204,840)
Less: Series A redeemable convertible preferred stock dividend	—	—	(220)	(3,018)	(423)	(1,514)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	(1,445)	—	—	—

Net loss attributable to common stockholders	$(79,842)	$(32,018)	$(82,261)	$(160,723)	$(19,013)	$(206,354)

Net loss per share
Basic and diluted	$(0.99)	$(0.48)	$(1.61)	$(3.74)	$(0.47)	$(5.55)
Weighted average shares used to calculate basic and diluted net loss per share	80,264	66,784	51,219	42,956	40,850	37,175

	As of January 31,	As of January 31,	As of January 31,	As of January 31,	As of January 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,245	$138,210	$40,401	$46,527	$102,274
Short-term investments	19,100	5,025	3,800	5,800	22,200
Total assets	160,052	183,891	82,320	149,934	211,543
Current redeemable convertible preferred stock	—	—	—	2	2
Long-term portion of convertible notes payable	—	6,005	4,265	18,315	—
Long-term portion of convertible notes payable-related parties	—	—	3,920	9,426	—
Long-term portion of deferred revenues	63,131	46,035	32,373	23,552	12,113
Long-term portion of obligations under capital lease	—	—	—	2	538
Total paid-in capital for current redeemable convertible preferred stock and redeemable common stock	—	—	—	46,553	46,553
Total stockholders’ equity (deficit)	(2,692)	65,632	(24,697)	(29,944)	50,337

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended January 31, 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

	Three Months Ended
	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$32,996	$27,678	$24,333	$22,159	$19,083	$16,018	$13,757	$12,702
Technology revenues	1,169	699	3,427	3,015	2,126	6,656	3,649	3,366
Hardware revenues	50,452	27,894	18,592	14,337	25,537	24,479	8,057	14,809
Rebates, revenue share, and other payments to channel	(25,188)	(17,944)	(6,576)	(4,988)	(4,114)	(3,897)	1,209	(2,357)

Net revenues	59,429	38,327	39,776	34,523	42,632	43,256	26,672	28,520
Costs of Revenues
Cost of service revenues	10,426	6,505	6,836	5,593	5,252	4,370	3,909	4,174
Cost of technology revenues	440	1,465	2,708	1,962	2,496	4,464	3,020	3,629
Cost of hardware revenues	52,267	28,486	22,720	16,850	26,687	25,413	8,558	14,178

Total costs of revenues	63,133	36,456	32,264	24,405	34,435	34,247	15,487	21,981

Gross margin	(3,704)	1,871	7,512	10,118	8,197	9,009	11,185	6,539
Operating Expenses
Research and development	11,206	9,291	8,138	8,999	5,474	5,432	5,789	5,472
Sales and marketing	11,529	14,212	6,026	5,600	4,742	5,704	4,502	3,999
General and administrative	4,194	4,366	3,794	4,239	4,508	3,949	4,061	3,778

Loss from operations	(30,633)	(25,998)	(10,446)	(8,720)	(6,527)	(6,076)	(3,167)	(6,710)
Interest income	458	397	366	327	135	133	116	114
Interest expense and other	(3,464)	(671)	(668)	(656)	(5,672)	(1,330)	(1,311)	(1,274)

Loss before income taxes	(33,639)	(26,272)	(10,748)	(9,049)	(12,064)	(7,273)	(4,362)	(7,870)
Provision for income taxes	(26)	(78)	(12)	(18)	(297)	(115)	(25)	(12)

Net loss	(33,665)	(26,350)	(10,760)	(9,067)	(12,361)	(7,388)	(4,387)	(7,882)
Net loss per share
Basic and diluted	$(0.42)	$(0.33)	$(0.13)	$(0.11)	$(0.18)	$(0.11)	$(0.07)	$(0.12)
Weighted average shares used to calculate basic and diluted net loss per share	80,793	80,267	80,197	79,800	69,055	68,226	65,834	64,021

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience measurement research. Key elements of our strategy revolve around continued investment in technology, research and development, and innovation; extending and protecting our intellectual property and continuing to promote and leverage the TiVo brand; as well as working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

Executive Overview and Outlook

During the fiscal year ended January 31, 2005, we continued to show strong growth in our overall subscription base and subscription revenues. During this period, we experienced increased subscription growth from the retail distribution channel, with the mix of our net new TiVo service subscriptions shifting towards DIRECTV with TiVo subscriptions. Additionally, we launched a one-year program to increase our subscription acquisition activities with a focus on growing TiVo-Owned subscriptions. TiVo-Owned subscription additions in the fourth quarter of the fiscal year 2005 were 251,000, which were nearly double the subscription additions from the quarter ended January 31, 2004. For the fiscal year ending January 31, 2006 we plan to lower our total subscription acquisition costs while achieving growth in our subscription base. We expect to see progressive improvements in profitability and cash flow from operating activities throughout the fiscal year. On March 15, 2005, we announced a new development, distribution, and licensing agreement with Comcast.

The following table sets forth selected information as of our fiscal year ended January 31, 2005, 2004, and 2003:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Service and technology revenues	$115,476	$77,357	$60,170

Net revenues	$172,055	$141,080	$96,010
Cost of revenues	(156,258)	(106,150)	(69,799)
Operating expenses	(91,594)	(57,410)	(83,296)

Loss from operations	$(75,797)	$(22,480)	$(57,085)

Cash flows from operating activities	$(37,214)	$(7,659)	$(33,170)

Service and Technology Revenues. Our service and technology revenues increased $38.1 million or 49% during the fiscal year ended January 31, 2005 compared to the prior fiscal year. This increase was primarily due to the growth in our subscription base of 1.7 million subscriptions during the fiscal year ended January 31, 2005.

Net Revenues. Our net revenues increased by $31.0 million or 22% during the fiscal year ended January 31, 2005 compared to the prior fiscal year. We added 2.6 million net new TiVo-Owned and DIRECTV subscriptions in the last three years. Our increased investment in subscription acquisition activities, such as consumer rebates, during the fiscal year offset the overall growth in our service, technology, and hardware revenues that resulted from the increased volume of subscriptions added during the year.

Cost of Revenues. Our total costs of revenues, which includes cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $50.1 million or 47% during the fiscal year ended January 31, 2005. The cost of service and technology revenues for the fiscal year ended January 31, 2005 increased by $4.6 million, or 15%, compared to the prior fiscal year. The cost of hardware revenues for the fiscal year ended January 31, 2005 increased by $45.5 million, or 61%, compared to the prior fiscal year.

Operating Expenses. Our operating expenses, including our research and development, sales and marketing, and general and administrative expenses, increased $34.2 million or 60% during the year ended January 31, 2005 compared to the prior fiscal year. The increase in operating expenses for fiscal year 2005 was primarily attributable to increases in our investments in research and development and subscription acquisition activities.

Cash Flows from Operating Activities. Our cash flows from operating activities decreased by $29.6 million or by nearly four times as much as compared to the same prior-year period.

Key Business Metrics

Management periodically reviews certain key business metrics discussed below in order to evaluate our operational strategies, allocate resources, and maximize the financial performance of our business. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it might be useful to investors, in order to evaluate TiVo’s relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to customers who have TiVo-enabled DVRs and products, including those manufactured currently by TiVo, Humax, Pioneer, and Toshiba. The DIRECTV lines refer to subscriptions sold by DIRECTV to customers who have integrated DIRECTV satellite receivers with TiVo service. DIRECTV reports a cumulative subscription number to us on a monthly basis. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee. We offer our customers the opportunity to purchase service for the lifetime of an individual TiVo-enabled DVR. We recognize revenue from product lifetime subscriptions over four years.

	Three Months Ended
(Subscriptions in thousands)	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003	Apr 30, 2003
Subscription Net Additions:
TiVo-Owned	251	103	63	68	130	59	34	37
DIRECTV	447	316	225	196	200	150	56	42

Total Subscription Net Additions	698	419	288	264	330	209	90	79
Cumulative Subscriptions:
TiVo-Owned	1,141	890	787	724	656	526	467	433
DIRECTV	1,860	1,413	1,097	872	676	476	326	270

Total Cumulative Subscriptions	3,001	2,303	1,884	1,596	1,332	1,002	793	703
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	50%	46%	43%	42%	40%	36%	34%	34%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a customer has paid for the TiVo service and (ii) service is not canceled. We offer a product lifetime subscription, under which consumers can purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) we reach the end of the four-year period we use to recognize lifetime subscription revenues, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

As of January 31, 2005, we had 65,000 product lifetime subscriptions, or approximately 2.2% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. This represents an increase of 0.5% from the prior quarter. We continue to incur costs of services for these subscriptions without corresponding revenue.

We have also offered to some of our consumer electronics partners, on a limited basis, a reduced functionality version of the TiVo service called TiVo Basic that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

TiVo-Owned Churn Rate. Management reviews this metric, and believes it might be useful to investors, in order to evaluate our ability to retain existing subscribers by providing compelling services that are competitive in the market. Management believes factors such as service enhancements, higher customer satisfaction, and improved customer support, may lower this metric. Conversely, management believes factors such as increased competition, increased price sensitivity, and the impact of our product lifetime subscription offering, may cause our TiVo-Owned churn rate to increase.

We define the TiVo-Owned Churn Rate as the average TiVo-Owned subscription (including both monthly and product lifetime subscriptions) cancellations per month in the period divided by the average of TiVo-Owned subscriptions for the period. We calculate average subscriptions by adding the average subscriptions for each month and dividing by the number of months in the period. We calculate average subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We are not aware of any uniform standards for calculating churn and caution that our presentation may not be consistent with that of other companies.

The following table presents our TiVo-Owned Churn Rate information:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
TiVo-Owned subscription cancellations (for the year)	(69)	(22)	(14)
Average TiVo-Owned subscriptions (for the year)	819	486	299
Annual churn rate	-8.5%	-4.6%	-4.7%
Number of months	12	12	12
TiVo-Owned Churn Rate per month	-0.7%	-0.4%	-0.4%

The TiVo-Owned Churn Rate per month was 0.7% for the fiscal year ended January 31, 2005, compared to 0.4% per month in the same prior-year period. We believe most of the increase was due to the timing of our product lifetime subscriptions. We count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. Since volume growth of the TiVo service began in late 1999 and early 2000, we are now experiencing the initial effects of churn from these product lifetime subscriptions. The TiVo-Owned Churn Rate per month of 0.7%, for the fiscal year ended January 31, 2005, is comprised of 0.2% attributable to these product lifetime subscriptions and 0.5% from cancellations of recurring subscriptions. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate will increase in future periods as a result of increased churn from these product lifetime subscriptions and increased competition in the marketplace.

Subscription Acquisition Cost (“SAC”) .. Management reviews this metric, and believes it might be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs divided by TiVo-Owned subscription gross additions. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	12 Months Ended January 31,
	2005	2004	2003
	(In thousands, except SAC)
Sales and marketing expenses	$37,367	$18,947	$48,117
Rebates, revenue share, and other payments to channel	54,696	9,159	9,780
Hardware revenues	(111,275)	(72,882)	(45,620)
Cost of hardware revenues	120,323	74,836	44,647

Total Acquisition Costs	101,111	30,060	56,924

TiVo-Owned Subscription Gross Additions	555	282	164
Subscription Acquisition Cost (SAC)	$182	$106	$347

During the twelve months ended January 31, 2005, our total acquisition costs were $101.1 million, and SAC was $182. Comparatively, total acquisition costs for the twelve months ended January 31, 2004 and 2003 were $30.1 million and $56.9 million, respectively and SAC was $106 and $347, respectively. SAC increased by $76 or 72% for the twelve months ended January 31, 2005 compared to the prior-year period due primarily to increased rebate expense and payments to retailers. As a result of the seasonal nature of our subscription growth, our SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, historically we have incurred increased sales and marketing expense during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter.

Average Revenue Per Subscription (“ARPU”). Management reviews this metric, and believes it might be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues, and as a result you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

We calculate ARPU per month for TiVo-Owned subscriptions by subtracting DIRECTV-related service revenues (which includes DIRECTV subscription service revenues and DIRECTV-related advertising revenues) from our total reported service revenues and dividing by the number of months in the period. We then divide by average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation and reconciles ARPU for TiVo-Owned subscriptions to our reported service and technology revenues:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Service and technology revenues	$115,476	$77,357	$60,170
Less: Technology revenues	(8,310)	(15,797)	(20,909)

Total Service revenues	107,166	61,560	39,261
Less: DIRECTV-related service revenues	(21,071)	(11,624)	(12,557)

TiVo–Owned-related service revenues	86,095	49,936	26,704
Average TiVo–Owned revenues per month	7,175	4,161	2,225
Average TiVo–Owned per month subscriptions	819	486	299
TiVo–Owned ARPU per month	$8.76	$8.57	$7.45

TiVo-Owned ARPU per month for the fiscal year ended January 31, 2005 increased from fiscal years 2004 and 2003, to $8.76 from $8.57 from $7.45, respectively. The increase was largely a result of the shift in the mix of TiVo-Owned subscriptions from lifetime subscriptions to monthly subscriptions.

We calculate ARPU per month for DIRECTV subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for DIRECTV-related service revenues by average subscriptions for the period. The following table shows this calculation and reconciles ARPU for DIRECTV subscriptions to service and technology revenues:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Service and technology revenues	$115,476	$77,357	$60,170
Less: Technology revenues	(8,310)	(15,797)	(20,909)

Total Service revenues	107,166	61,560	39,261
Less: TiVo—Owned-related service revenues	(86,095)	(49,936)	(26,704)

DIRECTV-related service revenues	21,071	11,624	12,557
Average DIRECTV revenues per month	1,756	969	1,046
Average DIRECTV subscriptions	1,154	377	173
DIRECTV ARPU per month	$1.52	$2.57	$6.06

ARPU per month for DIRECTV subscriptions for the fiscal year ended January 31, 2005 decreased from prior fiscal years to $1.52 from $2.57 and $6.06, respectively. We expect ARPU per month for DIRECTV subscriptions to decline further as new DIRECTV subscriptions generally involve limited or no acquisition costs, lower recurring expenses, and lower subscription revenue.

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 8. Note 1. “ Nature of Operations” in the notes to our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 8. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of January 31, 2005, we had 65,000 product lifetime subscriptions, or 2.2% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates. For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering professional services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing a new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rates. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. The most recent programs have ranged from 57% to 71% averaging 62%. As of January 31, 2005, we recorded an accrual of $16.4 million for rebates. Based on our results for fiscal year 2005, a one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in expense of $529,000. Upon completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for our fiscal 2005 annual consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 3 of the Notes to the Consolidated Financial Statements.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) must be adopted in the first interim period beginning after June 15, 2005. We expect to adopt the standard by August 1, 2005, the beginning of our third quarter.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

We are currently evaluating which of the two methods we will adopt.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position based on our current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the Stock Compensation disclosure included in Note 2 to our consolidated financial statements.

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2005, 2004, and 2003 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
Revenues	2005		2004		2003
	(In thousands, except percentages)
Service revenues	$107,166	62%	$61,560	44%	$39,261	41%
Technology revenues	8,310	5%	15,797	11%	20,909	22%
Hardware revenues	111,275	65%	72,882	52%	45,620	47%
Rebates, revenue share, and other payments to channel	(54,696)	(32)%	(9,159)	(6)%	(9,780)	(10)%

Net revenues	$172,055		$141,080		$96,010

Change from prior fiscal year	22%		47%		445%

Of the total service revenues and technology revenues for the fiscal years ended January 31, 2005, 2004, and 2003, $6.8 million, $19.7 million and $22.1 million, respectively, were generated from related parties.

•	Service Revenues. Service revenues for the fiscal year ended January 31, 2005 increased 74% or $45.6 million over the service revenues for the fiscal year ended January 31, 2004. This increase was primarily due to the growth in our subscription base. Service revenues for the year ended January 31, 2004 were $61.6 million, 57% higher than service revenues for the year ended January 31, 2003. During the year ended January 31, 2005, we activated 1.7 million new subscriptions to the TiVo service bringing the total installed subscription base to above 3.0 million as of January 31, 2005, nearly five times greater than the installed base as of January 31, 2003. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, consumer rebate programs, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers like Best Buy, Circuit City, Target, and others. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows. Revenues from advertising and research services included in service revenues, while not material during these periods, have increased.

•	Technology Revenues. In the fiscal year ended January 31, 2005, we derived 5% of our net revenues, or $8.3 million, from licensing and engineering professional services. Technology revenues for the fiscal year ended January 31, 2005 were 47% lower than the same period last year due to our decision to pursue fewer licensing agreements in the fiscal year 2005. Additionally, in the quarter ended October 31, 2004 we reduced our technology revenues by approximately $766,000 after we determined it was unlikely we would receive estimated revenues from one customer. One related party customer generated $2.0 million, $5.8 million and $5.3 million of technology revenues or 1%, 4%, and 6% of net revenues for the fiscal years ended January 31, 2005, 2004, and 2003 respectively. A different customer generated $4.6 million and $2.3 million of technology revenues, or 3% and 2% of net revenues for the fiscal years ended January 31, 2005 and 2004, respectively. During fiscal year 2004, we recognized $2.9 million of licensing and engineering professional services revenue with little corresponding costs from two customers due to the one-time recognition of revenues for two projects for which we have no further obligations.

•	Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the fiscal year ended January 31, 2005 were 65% of our net revenues. For the fiscal years ended January 31, 2005, 2004, and 2003, one retail customer generated $49.5 million, $28.3 million, and $22.7 million of hardware revenues, or 29%, 20%, and 24% of net revenues, respectively. Although volume of units sold increased for the fiscal year ended January 31, 2005 by 200% from the year ago period, hardware revenue from these units was lower per unit as we decreased our sales price per unit by nearly 22% to both our retail customers and consumers.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel increased for the fiscal year ended January 31, 2005 as compared to the respective prior fiscal year due to higher rebates, revenue share, and market development funds paid to retailers. The primary contributor to the increase in rebates, revenue share, and other payments to channel was consumer rebate expenses. Consumer rebate expenses were $37.1 million and $2.2 million, respectively, for fiscal years ended January 31, 2005 and 2004. Fiscal year 2004 expenses reflected the reversal of the rebate accrual for rebate programs that ended on April 30, 2003. Other significant contributors to the increase were revenue share and market development funds paid to retailers. These marketing-related payments increased by $5.2 million and $4.3 million, respectively, for the fiscal year ended January 31, 2005, as compared to the same prior-year period. We expect our fiscal year 2006 payments to be lower as a result of decreased investment in subscription acquisition activities.

Cost of service and technology revenues.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
Cost of service revenues	$29,360	$17,705	$17,119
Cost of technology revenues	6,575	13,609	8,033

Cost of service and technology revenues	$35,935	$31,314	$25,152

Change from prior fiscal year	15%	24%	26%
Percentage of service and technology revenues	31%	40%	42%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Additional expenses included are expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service revenues for the fiscal year ended January 31, 2005 increased 66% or by $11.7 million as compared to the prior fiscal year. Total customer care center expenses increased by 130% or by $5.5 million compared to the same prior-year period due to an increased level of staffing as a result of TiVo’s increased focus on issues of customer care and retention. We expect to continue to increase customer care center expenses for fiscal year 2006 as we strive to continue to improve customer retention. Additionally, technology license fees increased by 269% or by $1.6 million for the fiscal year ended January 31, 2005. Also, telecommunication and network expenses related to providing the TiVo service increased by 51% or by $1.6 million for the fiscal year ended January 31, 2005. Cost of service revenues for the fiscal year ended January 31, 2004 increased modestly compared to the prior fiscal year.

Cost of technology revenues decreased by 52% for the fiscal year ended January 31, 2005 as compared to the prior-year period. This decrease was largely due to fewer contracts requiring deployment of engineers from research and development activities. Additionally contributing to the decrease were lower provisions for losses on contracts related to providing engineering professional services to customers under agreements for which expenses exceeded the budgeted revenues. As a result of the decline in technology revenues and an adjustment to one contract’s cost estimate, technology revenues gross margin was $1.7 million for the fiscal year ended January 31, 2005 as compared to $2.2 million for the prior fiscal year. Cost of technology revenues increased by 69% or $5.6 million for the fiscal year ended January 31, 2004 as compared to the prior fiscal year. This increase was due to increased expenses related to providing engineering professional services to two customers under agreements for which expenses exceeded the budgeted revenues.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
Cost of hardware revenues	$120,323	$74,836	$44,647
Change from prior fiscal year	61%	68%	NM
Percentage of hardware revenues	108%	103%	98%
Hardware gross margin	(9,048)	(1,954)	973
Hardware gross margin as a percentage of hardware revenues	(8)%	(3)%	2%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We have engaged in the manufacturing and the sale of hardware as a means to grow our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. The increase in sales volume was the primary reason for the increase in the cost of hardware revenues. Cost of hardware revenues for the fiscal year ended January 31, 2005 and 2004 increased 61% and 68%, respectively, as compared to the prior fiscal year primarily as a result of the increased overall sales volume of DVRs sold to retailers during this period as compared to the prior-year period. We believe the volume has increased because of our significant investment during this fiscal year in our subscription acquisition activities. Our hardware gross margin has continued to decline due to price reductions introduced in fiscal year 2005 and the shift in the mix of products to lower average selling price products. We expect that the cost of hardware revenues will change as sales volumes change.

Research and development expenses.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
Research and development expenses	$37,634	$22,167	$20,714
Change from prior fiscal year	70%	7%	(24)%
Percentage of net revenues	22%	16%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the fiscal year ended January 31, 2005 increased 70% over the prior fiscal year period primarily due to increased salary expenses of $5.8 million. The increase is related to an increase in engineering headcount by 21 employees from the fiscal year ended January 31, 2004 and because fewer engineers were redeployed from research and development activities to engineering professional services activities. Research and development expenses for the fiscal year ended January 31, 2004 increased over the prior fiscal year primarily due to increased salary expenses related to an increase in engineering headcount of 49 employees.

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
Sales and marketing expenses	$37,367	$18,947	$48,117
Change from prior fiscal year	97%	(61)%	(54)%
Percentage of net revenues	22%	13%	50%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include expenses that consist of cash and non-cash charges related primarily to agreements with related parties. Our sales and marketing expenses for the fiscal year ending January 31, 2005 were significantly higher than for the fiscal year ended January 31, 2004 due to our increased investment in subscription acquisition activities. The largest contributor to this increased investment in sales and marketing expenses for the fiscal year ended January 31, 2005, in terms of absolute dollars, was our advertising expense, including print and radio advertising, which increased by $15.6 million. For the fiscal year ended January 31, 2004 total advertising expense was $369,000. Another contributor to the fiscal year 2005 increase was public relations and event expense that increased by 96% or by $1.3 million from the fiscal year ended January 31, 2004.

During the fiscal year ended January 31, 2004, revenue share expense decreased by 47% or $5.3 million, compared to fiscal year 2003. This decrease was a result of renegotiated contracts with DIRECTV and lower manufacturing volumes by related party consumer electronic manufacturers. Revenue share is calculated as an agreed upon percentage of revenue for a specified group of TiVo subscriptions. During the fiscal year ended January 31, 2003, $11.6 million was non-cash expense related to the remaining unamortized portion of the prepaid marketing expense associated with the June 2000 Investment Agreement with AOL which was terminated by the Funds Release Agreement in April 2002. The remainder of these prepaid marketing expenses was fully amortized on a straight-line basis during the fiscal year ended January 31, 2004. Another contributor to the reduction of sales and marketing expenses for the fiscal year 2004 was non-related party subsidy expense that decreased $3.8 million from the prior fiscal year. This marketing commitment ended prior to the three months ended April 30, 2003. Additionally, for the fiscal year ended January 31, 2004 as compared to the prior fiscal year, partner co-marketing expenses decreased by $2.1 million due to decreased activity.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
General and administrative expenses	$16,593	$16,296	$14,465
Change from prior fiscal year	2%	13%	(23)%
Percentage of net revenues	10%	12%	15%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the fiscal year ended January 31, 2005 increased 2% compared to the same prior-year period. The increase was primarily due to salaries and wages that increased 16%, or $1.1 million compared to the same prior-year period primarily due to an increase in accounting and information system headcount of 20 employees. In connection with our ongoing lawsuits, we have expensed $1.3 million for the fiscal year ended January 31, 2005 for legal expenses in connection with the Sony patent infringement case. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the Sony patent infringement case. We also expect we will begin to incur material expenses for the EchoStar Communications patent infringement case in the future. We expect these increased expenses will likely adversely affect our results of operations, by increasing our operating expenses, adversely impacting our financial position, and diverting additional cash flows to non-revenue generating activities. General and administrative expenses for the fiscal year 2004 increased compared to the prior fiscal year primarily due to increased legal expenses of $2.5 million for ongoing and settled lawsuits.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2005 tripled the amount of the prior fiscal year. The increase was a result of significantly higher levels of cash during the year. Interest income for the fiscal year 2003 was largely a result of the receipt of a one-time payment of $3.9 million in interest earned on the restricted cash from the agreement with AOL was released from the escrow account to us in April 2002.

Interest expense and other. Interest expense and other primarily consists of cash and non-cash charges related to interest expense paid for coupon interest expense on the convertible notes and interest expense paid to our consumer electronics manufacturers according to negotiated deferred payment schedules. Interest expense and other for the fiscal year ended January 31, 2005 decreased 43% from the prior fiscal year primarily due to fewer convertible notes payable that were due interest payments.

Non-cash interest expense for the same period included $3.2 million attributable to the accelerated accretion of the discount due to conversions or redemptions of the remaining noteholders and $1.6 million attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes payable, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of the notes of the convertible notes payable, respectively. Non-cash interest expense for the fiscal year ended January 31, 2004 included $4.5 million attributable to the accelerated accretion of the discount due to the conversion of convertible notes held by NBC and $3.6 million from the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes, the amortization of the issuance of warrants to noteholders, and the amortization of debt issuance costs related to the conversion of other convertible notes. During fiscal year ended January 31, 2003 non-cash interest expense was $24.2 million attributable to the amortization of the discount pertaining to the value of the beneficial conversion feature of the convertible notes, the amortization of the issuance of warrants to noteholders, the value of the additional shares resulting from the temporary incentive conversion price reduction, and the amortization of debt issuance costs for the convertible notes.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Total cash interest expense	$608	$1,443	$3,345
Total non-cash interest expense	4,854	8,139	24,210

Total interest expense	5,462	9,582	27,555
Total other expenses	(3)	5	14

Total interest expense and other	$5,459	$9,587	$27,569

Change from prior fiscal year	(43)%	(65)%	279%

Provision for income taxes. Income tax expense for the fiscal years ended January 31, 2005, 2004, and 2003 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Series A convertible preferred stock dividend. Under the terms of the Series A convertible preferred stock, we were previously required to pay dividends to the Series A convertible preferred stockholders. Pursuant to the terms of the Funds Release Agreement dated April 29, 2002, AOL, the sole preferred stockholder, waived the preferred dividends and associated rights it was otherwise entitled to effective April 1, 2002. On April 30, 2002, we repurchased 1.6 million shares of our Series A convertible preferred stock. On September 13, 2002, the remaining 1,111,861 outstanding shares of Series A convertible preferred stock were converted into an equal number of shares of our common stock. There were no dividends payable for the fiscal years ended January 31, 2005 and 2004. For the fiscal year ended January 31, 2003, dividends payable were $220,000.

Accretion to redemption value of convertible preferred stock. As a result of our repurchase on April 30, 2002 of 1.6 million shares of our Series A convertible preferred stock held by AOL for $48.0 million, the associated issuance costs were accreted during the three months ended April 30, 2002.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At January 31, 2005, we had $106.3 million of cash and cash equivalents and short-term investments. For the fiscal year ending January 31, 2006 we plan to focus on improving profitability and cash flow from operations throughout the year. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Net cash used in operating activities	$(37,214)	$(7,659)	$(33,170)
Net cash used in investing activities	(18,099)	(3,660)	641
Net cash provided by financing activities	4,348	109,128	26,403

Net Cash Used in Operating Activities

The increase in net cash used in operating activities from fiscal year 2004 to 2005 was primarily attributable to the increase in net loss incurred in fiscal year 2005 compared to 2004. The primary change in net loss was an increase in sales and marketing expense of $18.4 million related to our increased advertising activities and consumer rebate expenses of $37.1 million. The increase in net cash used in operations was partially offset by a decrease in payments for accounts payable and accrued liabilities of $21.1 million during fiscal year 2005 as compared to the same prior-year period and by an increase in revenues from subscriptions.

The decrease in net cash used in operating activities from fiscal year 2003 to 2004 was primarily attributable to the reduction in net loss incurred in fiscal year 2004 compared to 2003. The primary change in net loss was continued reductions in sales and marketing expenses for revenue share and subsidy expense. Also contributing to the reduction in net loss was increased revenue from subscriptions. The decrease in net cash used in operations was partially offset by the decrease in non-cash interest expense in the fiscal year 2004 because of fewer conversions of convertible notes payable. Non-cash interest expense included $4.5 million attributable to the accelerated accretion of the discount due to the conversion of convertible notes by NBC during fiscal year 2004.

Cash from deferred revenues has increased because we sell product lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for fiscal years 2005, 2004 and 2003 were primarily attributable to increased purchases and sales of short-term investments. Additionally, we increased purchases of property and equipment to support our business. During the fiscal year 2004, we acquired intangible assets in exchange for the issuance of common stock because of the Strangeberry Inc. acquisition and in exchange for the issuance of common stock for acquisition of patent rights.

Financing Activities

For the fiscal year 2005, the principal source of cash generated from financing activities related to our borrowing under a bank line of credit and the issuance of common stock through our employee stock purchase plan. These transactions generated $4.5 million and $2.4 million, respectively, for the year ended January 31, 2005 and 2004. Additionally, $1.7 million was obtained from the issuance of common stock for stock options exercised and $4.3 million was used as payment for the redemption of all of the remaining outstanding 7% convertible notes.

For fiscal years 2004 and 2003, the principal source of cash generated from financing activities related to the issuance of common stock in registered public offerings. These transactions generated an aggregate of $101.0 million in cash, less cash financing expense of $843,000 and $25.0 million in cash, less financing expenses of $650,000 for fiscal years 2004 and 2003, respectively. Additionally, $7.2 million and $1.5 million were obtained from the issuance of common stock for stock options exercised for fiscal years 2004 and 2003, respectively. The issuance of common stock through our employee stock purchase plan generated $1.7 million and $1.3 million, respectively, for fiscal years 2004 and 2003.

Financing Agreements

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending upon market conditions, we may issue securities under this or future registration statements.

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of 7% Convertible Senior Notes due 2006 and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002.

During the period beginning on December 30, 2002 and ending on January 28, 2003, we temporarily reduced the conversion price of our convertible notes from $3.99 to $3.70 per share pursuant to the indenture governing the notes in order to induce early conversions. During this period, $22.7 million in principal amount of the $43.2 million outstanding principal amount of the notes was converted into an aggregate of 6,135,400 shares of our common stock. The reduced conversion price resulted in 445,936 shares of common stock being issued in addition to the 5,689,464 shares of common stock that would have been issuable upon conversion of the $22.7 million principal amount of notes at $3.99 per share. On November 26, 2004, we notified by mail the registered holders of our 7% Convertible Senior Notes due 2006 that we elected to exercise our option to redeem all remaining outstanding notes. As of October 31 and November 26, 2004, the aggregate principal amount of the remaining outstanding notes was $10,450,000. Pursuant to our notice and the terms of the Indenture, the notes were either converted by the noteholders into common stock on or before January 25, 2005 at the effective conversion price of $3.99 per share or redeemed by us on January 31, 2005 at a redemption price equal to the outstanding principal amount of the notes plus accrued, but unpaid interest to, but excluding, the redemption date. There were no notes outstanding following January 25, 2005.

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that we maintain a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of our assets except for our intellectual property. However, our agreement with Silicon Valley Bank also includes a negative pledge such that we will not, among other things except in accordance with certain enumerated exceptions, sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of our Intellectual Property without the consent of Silicon Valley Bank. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows us to enter into foreign exchange forward contracts in which we may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At January 31, 2005, we were in compliance with these covenants and had $4.5 million outstanding under the line of credit. The outstanding balance was repaid in its entirety in February 2005. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by us without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

As of January 31, 2005, we had contractual obligations to make the following cash payments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$6,894	$3,326	$3,568	$—	—
Bank line of credit	4,500	4,500	—	—	—
Purchase obligations	15,866	15,866	—	—	—

Total contractual cash obligations	$27,260	$23,692	$3,568	$—	$—

Other commercial commitments as of January 31, 2005, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not subject to off-balance sheet risks associated with these types of arrangements. We did not have any of these types of off-balance sheet arrangements at January 31, 2005.

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the fiscal years ended January 31, 2005, 2004, and 2003, our net loss was $(79.8) million, $(32.0) million, and $(82.3) million, respectively. As of January 31, 2005, we had an accumulated deficit of $(657.1) million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur net losses for the foreseeable future. The size of these net losses depends in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality, and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and

“VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. The TiVo Basic service offered on select TiVo-enabled DVD recorders made by Toshiba and Pioneer is an example of basic DVR functionality. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo service, required for most TiVo-enabled DVRs, and offered as an upgrade for select TiVo-enabled DVD recorders made by Toshiba and Pioneer, are examples of enhanced DVR functionality.

The TiVo service, required for most TiVo-enabled DVRs, and offered as an upgrade for select TiVo-enabled DVD recorders made by Toshiba and Pioneer, are examples of enhanced DVR functionality.

Consumer Electronics Competitors. We compete against several types of products with basic or enhanced DVR functionality offered by consumer electronics companies. These products record an analog television signal output from a cable or satellite set-top box, analog cable feed, or antenna.

•	Standalone DVRs and hard drive-equipped DVD recorders, TVs and Game Consoles: ReplayTV continues to offer standalone DVRs with enhanced DVR functionality in limited retail distribution. Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-base recordings. DIRECTV has announced plans to introduce a competing DVR service this year.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top box to cable operators. Motorola sells the DCT6208 and DCT6412 integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo. In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than 1.0 million Comcast subscribers in Washington State. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, and others, which could potentially evolve into competition. Server-based VOD relies on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use VOD to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators offer regular television programming as part of their VOD offerings, consumers have an alternate means of watching time-shifted shows besides DVRs.

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, Gotuit, and 2Wire who have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

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

Because we do not require customized components from Broadcom, Amtek, or ATMEL, we do not have binding supply agreements with these suppliers. Therefore, they are not contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc. is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on March 1, 2004 and has an initial term of three years and will automatically renew for up to two additional terms of one year each unless we notify Tribune of our desire to terminate the agreement at least 90 days before the end of the then-current term. If Tribune breaches its obligation to provide us with data, or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. This would have serious repercussions on our brand and our ability to succeed in the market. We may be unable to secure an alternate source of guide data on acceptable terms.

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

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Circuit City, Target, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. One of our retail customers accounted for 29% of our net revenues in the fiscal year ended January 31, 2005. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology LLC filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo-enabled DVR. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in our favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice our remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of

Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $5.5 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, our business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo, Acer American Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Court ordered the case transferred to The U.S. District Court for the Northern District of California. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, our business could be harmed.

On November 23, 2004, Digital Development Corporation filed a complaint against us in the U.S. District Court for the Southern District of New York alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent Nos. 4,975,950 and 5,121,345, each entitled “System and Method of Protecting Integrity of Computer Data and Software.” On January 27, 2005, we entered into a settlement agreement with Digital Development Corporation in which we agreed to license the patents at issue for an immaterial amount, and on February 23, 2005, the Court dismissed the case.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. On November 10, 2004, we filed our answer, affirmative defenses and counterclaims and on January 31, 2005, we filed a motion for summary judgment. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

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

We are dependent on our relationship with DIRECTV for subscription growth.

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motor’s 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. It is possible that DIRECTV under News Corp. could seek to transition to an alternative DVR technology platform, such as that created by NDS, which is majority-owned by News Corp. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs. DIRECTV has recently announced that its core initiatives and new customer acquisition will focus on its new DVR from NDS.

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

Growth in our TiVo-Owned subscriptions and related revenues could be harmed by competitive offerings by DIRECTV and Comcast who also would be able to offer the TiVo service. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our licensing partners, such as DIRECTV and Comcast, who may be able to offer TiVo-branded DVR solutions to their customers at more attractive pricing then we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to differentiate the TiVo service from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for future announced, but not deployed, TiVo-branded DVR solutions from our licensing partners, such as Comcast, the growth of our TiVo-Owned subscriptions could be reduced. If the growth in our TiVo-Owned subscriptions is reduced, our business could be harmed.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, and video on demand. See “We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition costs, and hinder our ability to generate new subscriptions.”

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

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with or to continuing working with these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or ability to attract new strategic partners or maintain and extend our relationships with our current strategic partners could seriously harm our ability to support new services and develop new revenue streams.

We face risks in connection with our licensing and marketing agreement with Comcast for the development of a TiVo-branded DVR software solution and advertising management system for deployment to Comcast customers.

We may never develop the purchased TiVo-branded DVR software solution and/or advertising management system. Pursuant to our agreement with Comcast, development and deployment of the TiVo service software solution and advertising management system is targeted to occur within two years from the date of the agreement, with certain consequences, including, but not limited to, termination of the agreement in the event development of the TiVo service software solution has not been completed by such date. Our ability to develop and enable deployment by Comcast of the TiVo service software solution and advertising management system within two years could be delayed or prevented by technological problems or a lack of available resources to meet our obligations under the agreement. In the event we failed to deliver either the TiVo service software solution and/or advertising management system to Comcast within two years, our agreement with Comcast could be terminated and our business could be harmed.

We may not be successful in our agreement with Comcast. Our ability to benefit from our agreement with Comcast is dependent upon the mass-deployment and adoption of the TiVo service software solution by Comcast customers. Additionally, our ability to benefit from our agreement with Comcast is dependent upon our ability to successfully sell advertising to third parties. Furthermore, Comcast has the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast receives, then Comcast would be entitled to receive the new more favorable terms. Additionally, Comcast has the right to terminate its agreement with us in the event we are subject to certain specified change of control transactions involving specified companies. In the event any of these events occurred, we would have difficulty generating revenues under the agreement and our business could be harmed.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of January 31, 2005, we had 65,000 product lifetime subscriptions, or approximately 2.2% of our total installed subscription base, that had exceeded the four-year period we use to recognize product lifetime subscription revenues. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

We share a substantial portion of the revenue we generate from subscription fees with some of our retail customers and consumer electronics companies. We may be unable to generate enough revenue to cover these obligations.

In some of our agreements, we have agreed to share a substantial portion of our subscription and other fees with some of our retail customers and consumer electronics manufacturing companies in exchange for manufacturing, distribution and marketing support, and discounts on key components for DVRs. These agreements require us to share substantial portions of the subscription and other fees attributable to the same subscription with multiple companies. These agreements also require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo service. If we change our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of digital video recorders, and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. The Court scheduled jury selection to begin October 4, 2005 in Marshall, Texas. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

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

We and certain of our officers and directors are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action is brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action is that our IPO underwriters solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in our IPO and in the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in our IPO prospectus that the underwriters had engaged in these alleged arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuers defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the settlement only. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot presently be predicted. In the event that the Court does not approve the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures over internal control of financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

We have begun the search process for a new Chief Executive Officer. If we are unable to hire an acceptable candidate or if the search process takes too long, the operation of our business could suffer.

Our future performance will be substantially dependent on our ability to identify and attract a new Chief Executive Officer. If we are unable to attract and hire an acceptable Chief Executive Officer candidate in a timely manner, our business could suffer from the uncertainty caused by the continued management search process. Our current Chief Executive Officer has agreed to stay on as CEO until a replacement candidate has been identified and hired, although he is not obligated to do so. He has also agreed to continue to serve as Chairman of the Board of Directors after stepping down as CEO. If our current CEO were to step down prior to our hiring of a replacement or were he not to continue as Chairman of the Board, our business could also be harmed.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of April 1, 2005. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

In August 2001, we issued five year warrants to convertible noteholders and bankers to purchase a total of 2,536,766 shares 145,834 shares of TiVo common stock, at an exercise price of $7.85 per share. The warrants expire in 2006.

As of January 31, 2005, options to purchase a total of 15,567,273 shares were outstanding under our option and equity incentive plans, and there were 15,734,490 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

Future sales of the shares of the common stock, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, as well as the shares issuable upon conversion or exercise of our outstanding convertible notes and warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 1, 2005, our common stock has closed between $71.50 per share and $2.55 per share, closing at $5.24 on April 1, 2005. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our future investments in subscription acquisition activities including rebate offers to consumers, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service and technology revenues:

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses including expenditures related to lawsuits involving the Company such as the Sony and EchoStar patent infringement cases;

•	possible future increases in our operating expenses including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and DIRECTV subscriptions;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the captions “Part I, Item 1, Business,” and “Part II,

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in particular “Factors That May Affect Future Operating Results,” for a more detailed description of these significant risks and uncertainties.

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

The table below presents principal amounts and related weighted average interest rates as of January 31, 2005 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$106,345
Average interest rate		1.4%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 50 to 84 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Stockholders and Board of Directors

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and its subsidiaries (the Company) as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three years ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and its subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for the three years ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

April 14, 2005

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2005	January 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,245	$138,210
Short-term investments	19,100	5,025
Accounts receivable (includes $1,500 due from related parties as of January 31, 2004), net of allowance for doubtful accounts of $104 and $17	25,879	12,131
Finished goods inventories	12,103	8,566
Prepaid expenses and other, current (includes $2,832 prepaid to related parties as of January 31, 2004)	4,476	5,184

Total current assets	148,803	169,116
LONG-TERM ASSETS
Property and equipment, net	7,780	8,695
Capitalized software and intangible assets, net	2,231	2,201
Prepaid expenses and other, long-term (includes $3,268 prepaid to related parties as of January 31, 2004)	1,238	3,879

Total long-term assets	11,249	14,775

Total assets	$160,052	$183,891

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Bank line of credit	$4,500	$—
Accounts payable	18,736	15,028
Accrued liabilities (includes $880 due to related parties as of January 31, 2004)	33,173	16,125
Deferred revenue, current (includes $1,814 from related parties as of January 31, 2004)	42,017	34,252

Total current liabilities	98,426	65,405
LONG-TERM LIABILITIES
Convertible notes payable	—	6,005
Deferred revenue, long-term	63,131	46,035
Deferred rent and other	1,187	814

Total long-term liabilities	64,318	52,854

Total liabilities	162,744	118,259
COMMITMENTS AND CONTINGENCIES (see Note 17)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares – none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 82,280,876 and 79,588,476, respectively	82	80
Additional paid-in capital	654,746	644,064
Deferred compensation	(428)	(1,262)
Accumulated deficit	(657,092)	(577,250)

Total stockholders’ equity (deficit)	(2,692)	65,632

Total liabilities and stockholders’ equity (deficit)	$160,052	$183,891

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year Ended
	January 31, 2005	January 31, 2004	January 31, 2003
Revenues
Service and technology revenues (includes $6,805, $19,725, and $22,068 of revenues-related parties for the fiscal years ended January 31, 2005, 2004, and 2003, respectively)	$115,476	$77,357	$60,170
Hardware revenues	111,275	72,882	45,620
Rebates, revenue share, and other payments to channel (includes $103 and $605 of contra-revenues-related parties for the fiscal years ended January 31, 2004 and 2003, respectively)	(54,696)	(9,159)	(9,780)

Net revenues	172,055	141,080	96,010
Costs of revenues
Costs of service and technology revenues	35,935	31,314	25,152
Cost of hardware revenues	120,323	74,836	44,647

Total cost of revenues	156,258	106,150	69,799

Gross margin	15,797	34,930	26,211

Research and development	37,634	22,167	20,714
Sales and marketing (includes $1,100, $7,692, and $30,488 of sales and marketing-related parties for the fiscal years ended January 31, 2005, 2004, and 2003, respectively)	37,367	18,947	48,117
General and administrative	16,593	16,296	14,465

Total operating expenses	91,594	57,410	83,296

Loss from operations	(75,797)	(22,480)	(57,085)
Interest income	1,548	498	4,483
Interest expense and other (includes $671, and $1,345 interest expense-related parties for the years ended January 31, 2004 and 2003, respectively)	(5,459)	(9,587)	(27,569)

Loss before income taxes	(79,708)	(31,569)	(80,171)
Provision for income taxes	(134)	(449)	(425)

Net loss	(79,842)	(32,018)	(80,596)
Less: Series A redeemable convertible preferred stock dividend	—	—	(220)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	(1,445)

Net loss attributable to common stockholders	$(79,842)	$(32,018)	$(82,261)

Net loss per common share basic and diluted	$(0.99)	$(0.48)	$(1.61)

Weighted average common shares used to calculate - basic and diluted	80,263,980	66,784,143	51,218,918

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

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable - Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE JANUARY 31, 2004	—	$—	79,588,476	$80	$644,064	$(1,262)	$—	$—	$(577,250)	$65,632
Issuance of common stock for conversion of notes payable, $3.99 per share			1,553,883	2	6,198					6,200
Issuance costs related to conversion of convertible notes payable					(142)					(142)
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock			241,492							—
Issuance of common stock related to purchase of patent rights			31,708		306					306
Issuance of common stock related to exercise of common stock options			448,086		1,689					1,689
Issuance of common stock related to employee stock purchase plan			434,083		2,409					2,409
Deferred compensation from issuance of stock options with exercise prices below fair market value					300	(300)				—
Retirement due to forfeiture of unvested restricted common stock			(16,852)		(144)	144				—
Recognition of stock based compensation expense					66	990				1,056
Net loss	—	—	—	—	—	—	—	—	(79,842)	(79,842)

BALANCE JANUARY 31, 2005	—	$—	82,280,876	$82	$654,746	$(428)	$—	$—	$(657,092)	$(2,692)

The accompanying notes are an integral part of these statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31, 2005	Year Ended January 31, 2004	Year Ended January 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,842)	$(32,018)	$(80,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	4,896	5,489	6,757
Loss on disposal of fixed assets	13	44	—
Leasehold improvement impairment	—	—	605
Issuance of common stock warrants for marketing services	—	—	23
Amortization of prepaid advertising (change includes $5,000 from related parties for the year ended January 31, 2003)	—	1,003	6,565
Non-cash interest expense	4,854	8,139	24,200
Amortization of prepaid marketing related to value of warrants	—	—	11,615
Recognition of stock-based compensation expense	1,056	173	503
Amortization of note receivable	—	627	941
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500, $(229), and $5,416 from related parties for the years ended January 31, 2005, 2004, and 2003, respectively)	(13,748)	(5,021)	1,762
Finished goods inventories	(3,537)	(1,293)	(7,273)
Prepaid expenses and other, current (change includes $2,832, $19, and $(310) to related parties for the years ended January 31, 2005, 2004, and 2003, respectively)	157	(711)	(826)
Prepaid expenses and other, long-term (change includes $3,268, $1,706, and $(92) to related parties for the years ended January 31, 2005, 2004, and 2003, respectively)	2,641	2,487	1,031
Accounts payable	3,708	(232)	8,257
Accrued liabilities (change includes $(880), $(2,479), and $(23,281) to related parties for the years ended January 31, 2005, 2004, and 2003, respectively)	17,354	(1,214)	(17,919)
Notes payable-related parties, current	—	—	(2,262)
Deferred revenue, current (change includes $(1,814), $(4,263), and $(5,350) from related parties for the years ended January 31, 2005, 2004, and 2003, respectively)	7,765	4,175	5,864
Deferred revenue, long-term	17,096	13,662	8,821
Deferred rent and other long-term liabilities	373	(2,969)	(1,238)

Net cash used in operating activities	(37,214)	(7,659)	(33,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(23,150)	(4,900)	(3,800)
Sales of short-term investments	9,075	3,675	5,800
Acquisition of property and equipment, net	(3,924)	(2,085)	(1,359)
Acquisition of capitalized software and intangibles	(100)	(350)	—

Net cash used in investing activities	(18,099)	(3,660)	641

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	4,500	—	—
Proceeds from issuance of common stock and warrants	—	—	25,000
Payment of issuance costs for common stock and warrants	—	—	(650)
Proceeds from issuance of common stock	—	101,023	—
Payment of issuance costs for common stock	—	(843)	—
Payment of redemption of convertible notes payable	(4,250)	—	—
Proceeds from issuance of common stock related to employee stock purchase plan	2,409	1,734	1,275

The accompanying notes are an integral part of these statements.

	Year Ended January 31, 2005	Year Ended January 31, 2004	Year Ended January 31, 2003
Proceeds from issuance of common stock related to exercise of common stock options	1,689	7,214	1,536
Series A redeemable convertible preferred stock dividend	—	—	(220)
Net payments under capital lease obligations	—	—	(538)

Net cash provided by financing activities	4,348	109,128	26,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,965)	97,809	(6,126)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	138,210	40,401	46,527

Balance at end of period	$87,245	$138,210	$40,401

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest (includes $(671) and $(2,120) paid to related parties for the years ended January 31, 2004 and 2003, respectively)	$(608)	$(1,443)	$(4,671)
Cash paid for income taxes	134	449	425
Reversal of deferred stock-based compensation	—	—	596
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible notes payable to common stock, $3.99 per share	6,200	10,000	1,099
Issuance of common stock for purchase of patent rights	(306)	—	—
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(144)	—	—
Issuance of restricted stock, deferred compensation	—	(925)	—
Issuance of compensatory common stock grant at $10.57 per share	—	(370)	—
Deferred compensation recorded from issuance of stock options at option price at less then FMV	(300)	(140)	—
Issuance of common stock for conversion of convertible notes payable to common stock, $3.70 per share	—	—	25,320
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $4.21	—	—	13,416
Beneficial conversion related to convertible notes payable as a result of conversion price reset to $3.99	—	—	3,251
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.70 per share	—	—	(1,321)
Reclassification of prepaid issuance costs related to convertible notes payable to common stock, $3.99 per share	—	—	(65)
Issuance of common stock for payment of accrued liabilities	—	—	4,000
Interest income recognized on restricted cash	—	—	3,735
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	1,445
Redemption of shares of Series A convertible preferred stock using restricted cash	—	—	(48,000)

The accompanying notes are an integral part of these statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. TiVo is a provider of technology and services for digital video recorders, or DVRs. The Company has developed a subscription-based television service (the “TiVo service”) that improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience measurement research. The TiVo service requires a TiVo-enabled DVR or set-top box. These may be purchased at major consumer electronics retailers throughout the United States or through the Company’s website.

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationship with DIRECTV for subscription growth. The Company conducts its operations through one reportable segment. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Related Parties Relationships

Effective February 1, 2004, the Company re-evaluated the status of its related parties relationships. Previously, the Company had classified DIRECTV, Inc. (“DIRECTV”), AOL Time Warner (“AOL”), National Broadcasting Company, Inc. (“NBC”), Discovery Communications, Inc.( “Discovery”), Philips Business Electronics B.V. (“Philips”), Maxtor Corporation (“Maxtor”), and Sony Corporation of America (“Sony”) as related parties. As of February 1, 2004, the Company re-evaluated these relationships and concluded that Sony, Maxtor, AOL, and Philips no longer maintained a related party relationship with the Company as these companies were not in the position to significantly influence management or operating policies.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform with the current period presentations. The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments by $19.1 million and $5.0 million for the fiscal years ended January 31, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates their fair value.

Short-term Investments

Short-term investments include corporate debt securities and U.S. Government Agency debt securities. Marketable securities are classified as available-for-sale and are carried at fair value. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Company’s consolidated statement of operations. Unrealized gains and losses would be included in other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statement of operations.

Finished Goods Inventories

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

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized. The software acquired in connection with the Strangeberry Inc. (“Strangeberry”) acquisition had achieved technological feasibility as of the date of the acquisition, as a working model had existed for this product.

Intangible Assets

Purchased intangible assets include patent rights carried at cost less accumulated amortization. Useful lives generally range from three years to five years.

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the escalating lease payments related to rent and related property taxes and insurance for the Company’s corporate headquarters office buildings. Additionally included are liabilities as a result of the Company’s TiVo rewards program, a customer loyalty program.

Revenue Recognition and Deferred Revenue

During the fiscal years ended January 31, 2005, 2004, and 2003 the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

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

Rebates, Revenue Share, and Other Payments to Channel. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to customers such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. These payments are classified as “rebates, revenue share, and other payments to channel.” The Company’s policy is to expense customer payments when they are fixed and determinable. The Company expenses such costs as incurred.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $16.1 million, $455,000, and $5.4 million for the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

Warranty Expense and Liability

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

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense are cash charges for coupon interest expense related to the convertible notes payable. Included in non-cash interest expense is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

Stock-Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock; and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the fiscal year ended January 31, 2005, options to purchase 3,920,750 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. Options to purchase 150,000 shares were granted at exercise prices below the market price of the underlying common stock on the date of grant resulting in $300,000 of deferred compensation. A reversal of $(144,000) in deferred compensation was recorded as a result of the stock options forfeiture of unvested restricted common stock during the year. Stock based compensation expense recognized for the year was $1.1 million.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. TiVo continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s Employee Stock Purchase Plan for the fiscal years ended January 31, 2005, 2004, and 2003:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(79,842)	$(32,018)	$(82,261)
Add back: stock based compensation expense recognized, net of related tax effects	1,056	173	503
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(11,383)	(14,368)	(15,501)

Net loss attributable to common stockholders, pro forma	$(90,169)	$(46,213)	$(97,259)

Basic and diluted loss per common share, as reported	$(0.99)	$(0.48)	$(1.61)

Basic and diluted loss per common share, pro forma	$(1.12)	$(0.69)	$(1.90)

Stock-based employee compensation expense for fiscal year 2005 of $1.0 million was recorded for stock options issued to employees below market price of the Company’s stock on the respective dates, resulting in expense calculated using intrinsic method of valuation.

The fair value of stock options issued to employees and non-employee directors and Employee Stock Purchase Plan (“ESPP”) offerings were estimated using the Black Scholes Option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP			Stock Options
	Fiscal year ended January 31,
	2005	2004	2003	2005	2004	2003
Expected life (in years)	0.5	0.5	0.5	3.6	4.0	4.0
Volatility	58%	52%	50%	54%	51%	50%
Average risk free interest rate	1.76%	1.38%	1.94%	3.31%	2.45%	4.09%

The Black Scholes Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that, based upon all the available positive and negative evidence, it is not likely that the Company will realize the benefit of a deferred tax asset in the future, the Company establishes a valuation allowance. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if it is determined that the amount of deferred tax assets to be realized is greater or less than the amount recorded. The Company has established a 100% valuation allowances on its net deferred tax assets.

Net Loss Per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding excluding repurchasable common stock and unvested restricted stock outstanding of 574,445 shares, 655,044 shares, and 524,268 shares for the fiscal years ended January 31, 2005, 2004, and 2003, respectively. The net loss attributable to common stockholders is calculated by deducting the Series A redeemable convertible preferred stock dividend, accretion to redemption value of Series A redeemable convertible preferred stock, and the repurchasable common stock from the net loss.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

Number of shares	Fiscal Year Ended January 31,
	2005	2004	2003
Repurchasable common stock	528,683	546,662	524,268
Unvested restricted stock outstanding	45,762	108,382	—
Number of common shares issuable for convertible notes payable	—	2,619,048	5,125,313
Options to purchase common stock	15,567,273	13,213,370	11,438,096
Potential shares to be issued from ESPP	241,717	227,517	235,918
Warrants to purchase common stock	4,838,644	5,504,781	5,800,209

Total	21,222,079	22,219,760	23,123,804

Comprehensive Loss

The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Loss is the same as the net loss for all periods presented.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Available-for-sale marketable securities are reported at their fair value based on quoted market prices. Because there was no active public market for the Company’s convertible notes payable, the Company estimated the fair value of its outstanding convertible notes payable by utilizing the value of the common stock that the notes were convertible into.

At January 31, 2004, the convertible notes payable long-term, face value of $10,450,000, were convertible (using the conversion price then in effect of $3.99) into 2,619,048 shares of the Company’s common stock. The closing price of the Company’s common stock on January 30, 2004, as quoted on the Nasdaq, was $10.75. If converted, the total fair value of these shares at the closing price would have been $28.2 million.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in debt instruments of the U.S. government and its agencies and corporate issuers with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term investments.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV generated $20.2 million of service and technology revenues or approximately 12% of net revenues for the fiscal year ended January 31, 2005. One retail customer generated $49.5 million or 29% of net revenues for the fiscal years ended January 31, 2005. The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible. The allowance for doubtful accounts receivable at January 31, 2005 and 2004 was $104,000 and $17,000, respectively.

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for the Company’s 2005 annual consolidated financial statements. The Company did not have investments with fair value below costs as of January 31, 2005.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) must be adopted in the first interim period beginning after June 15, 2005. The Company expects to adopt the standard by August 1, 2005, the beginning of its third quarter.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method previously described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

TiVo Inc. is currently evaluating which of the two methods it will adopt.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position based on our current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in this Note 2.

3.	CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following table summarizes the amortized value of the Company’s cash and cash equivalents and short-term investments that approximates their fair value as of January 31, 2005 and 2004 (in thousands):

	January 31, 2005	January 31, 2004
Cash	$10,791	$80,012
Money market funds	69,519	57,199
U.S. corporate debt securities	6,935	999

Total cash equivalents	87,245	138,210

U.S. Treasury and Agency securities	19,100	5,025

Total short-term investments	19,100	5,025
Total cash and cash equivalents, and short-term investments	$106,345	$143,235

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities which are auction rate securities and considered available-for-sale. Realized and unrealized gains and losses on available-for-sale securities were immaterial for all periods presented. As of January 31, 2005 and 2004 all of the Company’s short-term investments had underlying maturities over 10 years. During the years ended January 31, 2005 and 2004 the Company sold securities generating gross proceeds of $9.0 million and $3.7 million, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Fiscal Year Ended January 31,
	2005	2004
	(In thousands)
Furniture and fixtures	$3,149	$3,456
Computer and office equipment	17,360	14,708
Lab equipment	1,930	1,296
Leasehold improvements	4,852	4,852
Capitalized software	8,551	7,985

Total property and equipment	35,842	32,297
Less: accumulated depreciation	(28,062)	(23,602)

Property and equipment, net	$7,780	$8,695

5.	CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	Fiscal Year Ended January 31,
	2005	2004
	(In thousands)
Capitalized software	$1,951	$1,851
Patent rights	350	350

Intangible assets, gross	2,301	2,201
Less: accumulated amortization	(70)	—

Intangible assets, net	$2,231	$2,201

The total expected future annual amortization expense on a straight-line basis related to capitalized software and intangible assets is set forth in the table below:

Estimated Amortization Expense	Annual Amortization
(In thousands)
For the fiscal year ended January 31, 2006	$474
For the fiscal year ended January 31, 2007	474
For the fiscal year ended January 31, 2008	473
For the fiscal year ended January 31, 2009	440
For the fiscal year ended January 31, 2010	370

$2,231

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Fiscal Year Ended January 31,
	2005	2004
	(In thousands)
Compensation and vacation	$3,787	$4,137
Consumer rebates	16,429	2,263
Marketing and promotions	2,536	997
Redeemable gift certificates for subscriptions	2,432	607
Other	7,989	8,121

Total accrued liabilities	$33,173	$16,125

7.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At January 31, 2005 and 2004 the accrued warranty reserve was $675,000 and $616,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table details the change in the accrued warranty balance:

	Fiscal Year Ended January 31,
	2005	2004
	(In thousands)
Balance at February 1	$616	$980
Additional warranties issued	1,036	613
Adjustments to warranty reserve estimates	135	(809)
Settlements during the period	(1,112)	(168)

Balance at January 31	$675	$616

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In particular, as the Company has disclosed in Note 17, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio in connection with Sony’s manufacture and sale of TiVo devices.

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

8.	INCOME TAXES

Under various license agreements, the Company incurred $113,000, $420,000, and $222,000 in withholding taxes to the governments of Japan and Korea for the fiscal years ended January 31, 2005, 2004, and 2003, respectively. The payment of this withholding tax generates a deferred tax asset. However, as the Company’s ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $113,000, $420,000, and $222,000 have been accounted for as a provision for income tax. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2005	2004	2003
	(In thousands)
Federal statutory rate of 35%	$(27,898)	$(11,049)	$(28,060)
State taxes	21	29	—
Foreign withholding tax	113	420	222
Foreign rate differential	—	—	142
Net operating loss and temporary differences for which no tax benefit was realized	26,470	8,457	21,432
Non-deductible expenses and other	1,428	2,592	6,689

Total tax expense	$134	$449	$425

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss & credits	$178,192	$165,758
Deferred revenue and rent	43,130	33,131
Capitalized research	18,003	12,253
Convertible notes payable	—	1,912
Prepaid marketing expense	—	1,861
Other	3,892	2,589

Total deferred tax assets	243,217	217,504
Valuation allowance	(243,217)	(217,504)

Net deferred tax assets (liabilities)	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2005, 2004, and 2003 was an increase of $25.7 million, $6.5 million, and $23.1 million, respectively.

As of January 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $427.0 million and $284.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2012 through 2025. State net operating loss carryforwards expire beginning in 2007 through 2015.

As of January 31, 2005, unused research and development tax credits of approximately $7.1 million and $8.0 million are available to reduce future federal and California income taxes, respectively. The federal research credit carryforwards will begin to expire, if not utilized by 2012. California research and experimental tax credits carryforward indefinitely until utilized.

Approximately $4.8 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if subsequently recognized.

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

9.	CONVERTIBLE NOTES PAYABLE

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

The August 2001 private placement consisted of the following securities:

•	$51,750,000 of 7% Convertible Senior Notes due 2006. The notes were convertible at any time, unless earlier redeemed pursuant to their terms, into TiVo common stock at the current conversion price of $3.99 per share. The total value of the beneficial conversion of $27.8 million as of January 31, 2003 was recorded as a discount on the convertible notes payable. This discount is being amortized to interest expense and accreted to the carrying value of the convertible notes payable over the five year life of the convertible notes payable or upon conversion, if earlier.

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

The total value of the warrants issued to convertible noteholders in the private placement was $9.6 million and was recorded as a discount on the convertible notes payable. This discount was amortized to interest expense and other and accreted to the carrying value of the convertible notes payable over the five-year life of the notes payable or upon conversion, if earlier.

The convertible notes carried a coupon interest rate of 7%. The effective interest rate of the convertible notes, including coupon interest and amortization of discount, amortization of the beneficial conversion amount and amortization of prepaid debt issuance costs was approximately 58%. The discount, the beneficial conversion amount and prepaid issuance costs were amortized using the straight-line method over the term of the notes or upon conversion, if earlier, which approximates the effective interest rate method.

The Company issued the notes under an indenture, dated August 28, 2001, with the Bank of New York, as trustee. The Company filed a registration statement with the Securities and Exchange Commission relating to the issuance of the notes, warrants and underlying common stock, which the Commission declared effective on November 2, 2001. On November 4, 2001, pursuant to the terms of the indenture, the conversion price of the notes was adjusted to $5.45 per share. A beneficial conversion amount of $11.1 million was calculated under EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27) by taking the outstanding face value of the convertible notes payable at November 4, 2001 of $51,750,000 and dividing it by the new conversion price of $5.45. This calculation resulted in 9,495,412 shares being issuable upon conversion of the convertible notes payable. These 9,495,412 shares were then multiplied by $5.61, the closing price of the Company’s common stock at the commitment date of the convertible debt issuance, August 23, 2001, to arrive at $53.2 million. This amount was compared to the initial carrying value of the convertible notes payable of $42.1 million to determine the total beneficial conversion amount as of November 4, 2001 of $11.1 million. This $11.1 beneficial conversion amount was recorded as a discount on convertible notes payable and was amortized as interest expense over the life of the debt or until the notes were converted to stock.

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

On November 26, 2004, the Company notified by mail the registered holders of its convertible notes payable that it elected to exercise its option to redeem all remaining unconverted outstanding notes payable by the redemption date of January 25, 2005. As of November 26, 2004, the aggregate principal amount of the notes was $10,450,000.

On January 24, 2005, the Company issued 1,127,819 shares of common stock to a noteholder upon conversion of $4,500,000 aggregate principal amount of its convertible notes at the then current conversion price of $3.99 per share. Prior to January 24, 2005, on December 21, 2004 and January 19, 2005, the Company had issued 125,313 and 300,751 shares of common stock to two noteholders upon conversion of, respectively, $500,000 and $1,200,000 aggregate principal amounts of their convertible notes at the then current conversion price of $3.99 per share. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. On January 25, 2005, the Company redeemed for cash the remaining $4,250,000 outstanding 7% convertible senior note at a redemption price equal to the aggregate principal amount plus accrued interest up to, but not including, the redemption date of January 25, 2005. There were no notes outstanding following the redemption date.

As of January 31, 2004 the carrying value of the convertible notes payable was as follows:

	Convertible notes payable	Convertible notes payable-related parties	Total
	(In thousands)
As of January 31, 2004
Face value of convertible notes payable	$10,450	$—	$10,450
Unamortized discount resulting from warrants issued to noteholders	(1,091)	—	(1,091)
Unamortized discount resulting from beneficial conversion feature	(3,354)	—	(3,354)

Carrying value of convertible notes payable as of January 31, 2004	$6,005	$—	$6,005

•	Interest expense and other for the year ended January 31, 2005 includes coupon interest expense of $572,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $1.1 million; and amortization of the discount pertaining to the value of beneficial conversion of $3.4 million. Interest expense and other for the year ended January 31, 2004 includes coupon interest expense of $732,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable of $388,000; and amortization of the discount pertaining to the value of beneficial conversion of $1.4 million.

•	Interest expense and other-related parties for the year ended January 31, 2005 was zero. Interest expense and other-related parties for the year ended January 31, 2004 includes coupon interest of $669,000; amortization of the discount pertaining to the value of the warrants issued on convertible notes payable-related parties of $1.2 million; which includes accelerated amortization of $878,000 due to conversions of notes payable – related parties during the year; and amortization of the discount pertaining to the value of the beneficial conversion of $4.8 million, which includes accelerated amortization of $3.6 million due to conversions of notes payable – related parties during the year.

•	Amortization of the discount resulting from the issuance of warrants to noteholders on convertible notes payable and convertible notes payable-related parties was $1.1 million and $1.6 million for the years ended January 31, 2005 and 2004, respectively.

•	Amortization of the discount pertaining to the value of the beneficial conversion of the convertible notes payable and convertible notes payable-related parties was $3.4 million and $6.2 million for the years ended January 31, 2005 and 2004, respectively.

10.	COMMON STOCK AND STOCKHOLDERS’ EQUITY

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

This transaction triggered an adjustment to the conversion price of the convertible notes (see Note 9. “Convertible Notes Payable”). Because this transaction was an issuance of common stock and warrants, the indenture governing the convertible notes required the Company to determine the value attributed to the common stock, which it calculated by determining the value to be attributed to the warrants by using the Black-Scholes option pricing model and subtracting the value of the warrants from the total value. The warrants were valued using the Black-Scholes model with a fair market value of the Company’s common stock at the date of issuance of $3.50, a strike price of $5.00, a risk free rate of return of 2.25%, a dividend yield of zero percent, and a volatility of 50%. Accordingly, the 3 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2005, were valued at $1.1 million; and the 4 year warrants to purchase 1,323,120 shares of the Company’s common stock, which will expire October 7, 2006, were valued at $1.4 million, for a total warrant value of $2.5 million or 10% of the total cash proceeds.

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

During the fiscal year ended January 31, 2005 the Company issued an aggregate of 1,553,883 shares of common stock as a result of convertible note holders converting $6.2 million in face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture. During the fiscal year ended January 31, 2004 the Company issued 2,506,265 shares of common stock as a result of a related party convertible noteholder converting $10.0 million in face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture. During the fiscal year ended January 31, 2003 the Company issued an aggregate of 275,438 shares of common stock as a result of two convertible note holders converting $1.1 million in face value of convertible notes payable at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture.

During the fiscal year ended January 31, 2004, the Company also issued 216,760 shares of common stock in exchange for all of the outstanding shares of Strangeberry (See Note 15.) In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry, which vest over 2 years based on their continued employment with TiVo Inc.

During the fiscal year ended January 31, 2003, the Company issued 1,012,915 shares of common stock as payment for $4.0 million in accrued liabilities.

During the fiscal years ended January 31, 2005, 2004, and 2003, the Company issued 434,083 shares, 408,096 shares, and 387,493 shares of common stock as a result of employee stock purchase plan purchases and 448,086 shares, 1,520,287 shares, and 620,436 shares of common stock as a result of the exercise of stock options, respectively.

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

DIRECTV was issued 155,941 two-year warrants in April 2002 in conjunction with the Warrant and Registration Rights Agreement. These warrants were transferred by DIRECTV to their parent company, Hughes Electronics Corporation. In March 2004, Hughes Electronics Corporation exercised warrants to purchase 149,291 shares in a cashless exercise that resulted in the net issuance of 63,233 shares of the Company’s common stock. The remaining 6,650 warrants expired, unexercised on April 16, 2004.

During the fiscal year ended January 31, 2004 there were no new warrants issued. Additionally, no existing warrants were exercised. On December 31, 2003, the AOL Initial Common Stock Warrant B issued on September 13, 2000, to purchase 295,428 shares of the Company’s common stock at an exercise price of $7.29 expired unexercised.

As of January 31, 2005, there were the following outstanding warrants that upon exercise would result in the issuance of 4,838,644 shares of TiVo Inc. common stock, par value $.001 per share:

•	Five-year warrants issued to convertible noteholders on August 23, 2001, to purchase 2,046,570 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006. Five-year warrants issued to investment bankers in conjunction with the issuance of convertible notes payable on August 23, 2001, to purchase 145,834 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006 (see Note 9. “Convertible Notes Payable”).

•	Three-year warrants were issued to certain institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2005 and four year warrants were issued to the same institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2006.

11.	EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting period for options granted to continuing employees vary, but typically vest ratably over a 48 month period. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise his or her options prior to full vesting. In the event that the individual terminates his or her employment or service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2005, 475,430 shares of the total authorized remain available for future grants. As of January 31, 2005, options to purchase 155,052 shares of common stock are outstanding and exercisable under the Company’s 1997 Equity Incentive Plan.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest ratably over a 48 month period. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2005, the number of shares authorized for option grants under the 1999 Plan is 32,250,237, which includes the annual increase of 5,927,285 shares, which was effective December 31, 2004. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2005, 14,590,727 shares of the total authorized remain available for future stock option grants. As of January 31, 2005, options to purchase 14,852,221 shares of common stock are outstanding under the Company’s 1999 Equity Incentive Plan of which 8,863,433 are exercisable.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,000,000, subject to an annual increase of 100,000 shares. The annual increase of 100,000 shares authorized for grant under the Directors’ Plan was made December 31, 2004. As of January 31, 2005, 668,333 shares of the total authorized remain available for future grants. As of January 31, 2005, options to purchase 410,000 shares of common stock are outstanding, of which 330,833 are exercisable under the Company’s 1999 Non-Employee Director’s Stock Option Plan.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. Each offering consists of up to two purchase periods. The purchase periods currently begin on May 1 and on November 1 of each year and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of January 31, 2005, the total number of shares reserved for issuance under this plan is 2,500,000. The number of shares available for stock option issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. There were 434,083 shares of common stock issued as a result of purchases under the Employee Stock Purchase Plan during the year ended January 31, 2005. As of January 31, 2005, of the total 2,500,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 778,939 shares available for future purchases.

A summary of the stock options activity for the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Stock Option Plan is presented in the table and narrative below:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices
Outstanding at January 31, 2002	10,634,966		$9.86

Granted	2,366,800	$2.67 - $5.50	$3.95

Exercised	(620,436)		$2.47

Canceled	(943,234)		$9.71

Outstanding at January 31, 2003	11,438,096		$9.05

Granted	3,913,033	$4.98 - $13.50	$7.36

Exercised	(1,555,287)		$4.75

Canceled	(582,472)		$8.56

Outstanding at January 31, 2004	13,213,370		$9.09

Granted	4,070,750	$3.98 - $12.16	$6.77

Exercised	(448,086)		$8.42

Canceled	(1,268,761)		$11.46

Outstanding at January 31, 2005	15,567,273		$8.44

The weighted average fair values of options granted, whose option price equals the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2005, 2004, and 2003 were $2.92, $3.15, and $1.72, respectively.

On September 20, 2004 a stock option grant of 150,000 shares was made to a new employee with an option price less than the fair market value of the Company’s common stock for the date of grant. These stock options were granted as part of a compensation package pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A0(iv) without stockholder approval. Stock options to purchase 58,000 shares were granted during the fiscal year ended January 31, 2004 with option prices less than the fair market value of the Company’s common stock for the date of grant.

A compensatory stock award of 35,000 shares of the company’s common stock was granted to an employee during the fiscal year ended January 31, 2004. The fair value of the compensatory stock award granted during the fiscal year ended January 31, 2004 was $369,950 based on the closing price of $10.57 per share on the date of grant.

The weighted average fair values of options granted, whose option price was less than the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2005 and 2004 were $2.98 and $3.40 per share, respectively. The fair values of options granted were determined using the Black-Scholes option-pricing model. There were no stock options granted for any of the reporting periods where the exercise price exceeded the fair market value of the Company’s common stock on the grant date.

The following table contains information concerning outstanding stock options for all of the Company’s plans as of January 31, 2005:

Number of Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding and Exercisable	Weighted Average Exercise Prices of Options Outstanding and Exercisable
155,052	$ 0.13 - $ 1.00	$ 0.60	3.81 years	155,052	$ 0.60
2,206,283	$ 2.50 - $ 3.98	$ 3.60	6.48 years	1,677,171	$ 3.52
6,223,563	$ 4.00 - $ 6.94	$ 5.73	7.09 years	3,700,837	$ 5.95
3,518,850	$ 7.13 - $ 9.90	$ 7.74	8.01 years	1,120,461	$ 8.23
1,314,989	$10.14 - $15.88	$10.91	7.50 years	641,683	$11.16
1,434,536	$16.00 - $20.00	$19.19	4.92 years	1,340,114	$19.11
467,750	$20.25 - $27.63	$21.62	5.02 years	467,750	$21.62
246,250	$30.00 - $37.63	$34.44	5.00 years	246,250	$34.44

15,567,273	$ 0.13 - $37.63	$ 8.44	6.92 years	9,349,318	$ 9.48

12.	INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau, and Taiwan. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC. There is significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly since the intellectual property licensed had no carrying value on the Company’s financial statements, no value has been assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal year 2005 as TGC’s activity and financial position were not material.

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

13.	AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement superseded, replaced and terminated the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $2.7 million was included in deferred revenue as of January 31, 2003. Under the agreement, AOL additionally had the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company recognized the revenue using the percentage-of-completion methodology (see Note 2. “Revenue Recognition and Deferred Revenue”). During the fiscal years ended January 31, 2005, 2004, and 2003, the Company recognized zero, $2.7 million, and $1.3 million in revenues—related parties for engineering professional services.

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

Pursuant to the Stockholders and Registration Rights Agreement, AOL also agreed to certain limitations on its rights as a TiVo stockholder until the earlier of eight years from the date of the agreement or until AOL no longer holds 10.0% of the outstanding shares of TiVo common stock. As of January 31, 2005, AOL held less than 10.0% of the outstanding shares of TiVo common stock. The limitations include:

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

14.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On February 15, 2002, the Company entered into a product development agreement (the “Development Agreement”) and a services agreement (the “Services Agreement”) with DIRECTV, Inc., with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. The Development Agreement provides for the development of the next generation DIRECTV-TiVo combination receiver, based on the Company’s Series2 digital video recording technology platform, known as the “Provo receiver” and for software upgrades to the existing combination receivers, known as “Reno receivers,” to enable customers to receive the upgraded DVR functionality.

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

The Services Agreement provides DIRECTV the option to license certain authoring tools from TiVo that would allow DIRECTV to distribute automatic recording capabilities and delivery of promotional video to a receiver’s hard-disk drive. In exchange for the Company’s license to use the software tools that allow DIRECTV to distribute these services directly, DIRECTV has agreed to pay TiVo a fee. The license would be granted to DIRECTV in exchange for the fee on an annual basis and would be renewable up to four times. The initial term of the services agreement is three years, which the parties can mutually renew twice for subsequent one year terms. The Company entered into a new services agreement with DIRECTV on March 31, 2005. Under this amended and restated services agreement, DIRECTV has agreed to continue to distribute features of the TiVo service that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience measurement data under the agreement, with each party retaining all their respective revenues generated from such sales. The agreement also provides for DIRECTV to receive certain audience measurement reports from TiVo related to use of DIRECTV DVR receivers with the TiVo service, and for TiVo to sell additional custom research services to DIRECTV and DIRECTV advertising clients at the request of DIRECTV. The term of the amended and restated services agreement expires concurrently with termination or expiration of the development agreement previously entered into between the parties.

The Company also signed an Amendment to Marketing Agreement and Tax Agreement with DIRECTV on February 15, 2002. The Amendment to Marketing Agreement and Tax Agreement amends the Marketing Agreement dated April 13, 1999 and the Tax Agreement dated July 24, 2001. The amendment provides that several terms of the Marketing Agreement, including those relating to, among other things, the billing system, customer service and customer data, be replaced by the terms set forth in the Development Agreement. In conjunction with the execution of the Development Agreement, the amendment also revises provisions relating to, among other things bandwidth allocation, promotional activities, the subscriber billing system and certain indemnification obligations set forth in the Marketing Agreement. Additionally, this amendment affirms that revenue share arrangements with DIRECTV for TiVo stand-alone receivers are permanent and does not change from revenue share arrangements previously in effect for which DIRECTV receives a percentage of TiVo’s subscription revenues attributable to DIRECTV/TiVo subscribers. These amounts are included in sales and marketing expense. For product lifetime subscription revenue share, the Company capitalized upfront revenue share payments and expenses the revenue share payments ratably over a four-year period, in the same manner that it recognizes product lifetime subscription revenues. Monthly subscription revenue share is expensed on a monthly basis as they are earned by DIRECTV. The Amendment also modifies the Company’s indemnity obligations under the Tax Agreement, such that, following a specific milestone date set forth in the Development Agreement, DIRECTV will have responsibility for taxability determinations.

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

During the fiscal years ended January 31, 2005, 2004, and 2003, the Company recognized $21.1 million, $11.6 million and $12.6 million, respectively, in DIRECTV-related service revenues which include subscription revenues and DIRECTV-related advertising revenues. During the fiscal years ended January 31, 2005, 2004, and 2003, the Company recognized $2.0 million, $5.5 million and $5.3 million, respectively, in revenue for engineering professional services related to the Development Agreement (see Note 2. “Revenue Recognition and Deferred Revenue”).

15.	ACQUISTION OF STRANGEBERRY INC.

On January 12, 2004, the Company acquired Strangeberry, a small Palo Alto, California, based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. Strangeberry has created technology, based on industry standards and including a collection of protocols and tools, designed to enable the development of new broadband-based content delivery services. The acquisition was accounted for as an intangible asset purchase as Strangeberry as a company was in the development stage. The purchase price of approximately $1.9 million was allocated to developed technology that will be amortized into cost of revenues over its estimated life of 5 years. In exchange for all of the issued and outstanding capital stock of Strangeberry, the Company issued 216,760 shares of TiVo common stock, par value $.001, to the stockholders of Strangeberry in a private placement. Redpoint Associates II, LLC and Redpoint Ventures II, LP were stockholders of Strangeberry prior to the acquisition. One of the managing directors of Redpoint Ventures II, LLC who exercises investment control over Redpoint Associates II, LLC and Redpoint Ventures III, LP is a member of our board of directors. In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry that vest over 2 years of continued employment with TiVo Inc.

16.	MARKETING AND MANUFACTURING AGREEMENTS

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

In April 1999, the Company issued 1,128,867 shares of common stock in exchange for a $2.8 million promissory note due at the end of a three-year service period that began October 2000. The shares were valued at an estimated fair value of $6.50 per share. The $4.5 million of estimated fair value in excess of the balance of the note was recorded as a prepaid marketing expense contra-equity account. This $4.5 million prepaid marketing expense was amortized into sales and marketing expense as the bandwidth services were provided over the three-year service period. DIRECTV repaid the note by providing bandwidth capacity at no additional charge. Amortization of the prepaid marketing expense and the note receivable began in calendar year 2000. For the fiscal years ended January 31, 2005, 2004, and 2003, zero, $627,000, and $941,000 was amortized, respectively, for providing bandwidth as repayment of the note receivable as sales and marketing expense. In addition, zero, $1.0 million and $1.5 million, was amortized for prepaid marketing expense as sales and marketing expense for the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

DIRECTV was issued 155,941 two-year warrants in April 2002 in conjunction with the Warrant and Registration Rights Agreement. These warrants were transferred by DIRECTV to their parent company, Hughes Electronics Corporation. In March 2004, Hughes Electronics Corporation exercised warrants to purchase 149,291 shares in a cashless exercise that resulted in the net issuance of 63,233 shares of the Company’s common stock. The remaining 6,650 warrants expired, unexercised on April 16, 2004.

On February 15, 2002, the Company entered into a product development agreement and a services agreement with DIRECTV with whom it jointly introduced the first DIRECTV receiver with the Company’s digital video recording technology in October of 2000. (See Note 14. “Development Agreement and Services Agreement with DIRECTV, Inc.”).

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

17.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In September 1999, TiVo received letters from Time Warner, Inc. and Fox Television stating that TiVo’s personal television service exploits these companies’ copyrights without the necessary licenses. The Company believes that the TiVo service does not infringe on these copyrights and believes that there will not be an adverse impact as a result of these letters.

On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these alleged arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, TiVo’s officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2005.

On September 25, 2001, Pause Technology LLC filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. On February 6, 2004, TiVo obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that the Company’s software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in the Company’s favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice the Company’s remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. The Company is incurring expenses in connection with this litigation that may become material, and in the event there is an adverse outcome, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $5.5 million in legal expenses. The outcome of this matter or range of potential losses is currently not determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer the Company’s patent infringement case against EchoStar Communications Corporation and its affiliates. The Court scheduled jury selection to begin October 4, 2005 in Marshall, Texas. The Company seeks unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. The Company could incur material expenses in this litigation.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer American Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Court ordered the case transferred to the U.S. District Court for the Northern District of California. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, the Company’s business could be harmed.

On November 23, 2004, Digital Development Corporation filed a complaint against TiVo Inc. in the U.S. District Court for the Southern District of New York alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent Nos. 4,975,950 and 5,121,345, each entitled “System and Method of Protecting Integrity of Computer Data and Software.” On January 27, 2005, the Company and Digital Development Corporation entered into a settlement agreement which the Company agreed to license the patents at issue for an immaterial amount, and on February 23, 2005, the Court dismissed the case.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2005, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $258,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the fiscal years ended January 31, 2005, 2004, and 2003 was $3.0 million, $(624,000), and $1.4 million, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Operating lease cash payments for the fiscal years ended January 31, 2005, 2004, and 2003 was $3.1 million, $3.0 million, and $2.9 million, respectively.

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

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s unoccupied facility as of January 31, 2005:

	Accrual balance as of January 31, 2003	Total cash payments for the year ended January 31, 2004	Accrual balance as of January 31, 2004	Total cash payments for the year ended January 31, 2005	Accrual balance as of January 31, 2005
	(In thousands)
TiVo, Alviso, CA facility lease expenses	$3,640	$(3,640)	$—	$—	$—
TiVo, Berkshire, United Kingdom facility lease expenses	367	(113)	254	(113)	141

Total	$4,007	$(3,753)	$254	$(113)	$141

Of the total accrued facilities liability recorded as a result of the Company’s unoccupied facility, $28,000 is included in deferred rent and other long-term liabilities and $113,000 is included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2005.

Future minimum operating lease payments as of January 31, 2005, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2006	$3,326
January 31, 2007	3,295
January 31, 2008	273
January 31, 2009	—

Total	$6,894

18.	SILICON VALLEY BANK LINE OF CREDIT

On July 17, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend a revolving line of credit of up to the lesser of $6.0 million or a borrowing base. On June 29, 2004, the Company renewed its loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to it from a maximum of $6.0 million to $15.0 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that the Company maintains a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of the Company’s assets except for its intellectual property. However, the agreement with Silicon Valley Bank also includes a negative pledge such that the Company will not, among other things except in accordance with certain enumerated exceptions, sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its Intellectual Property without the consent of Silicon Valley Bank. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows the Company to enter into foreign exchange forward contracts in which it may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintain certain financial ratios. At January 31, 2005, the Company was in compliance with these covenants and had $4.5 million outstanding under the line of credit. The outstanding balance was repaid in its entirety in February 2005. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

19.	RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2005.

20.	ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The rights are not exercisable as of January 31, 2005. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

21.	SUBSEQUENT EVENTS

Comcast Agreement

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. Pursuant to this agreement, the Company has agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable any TiVo-specific DVR and networking features requested by Comcast, such as WishList™ searches, Season Pass™ recordings, home media features, and TiVoToGo™ transfers. In addition, the Company has agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

Under the agreement, Comcast will pay TiVo an upfront fee and a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the advertising management system.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments. Development and deployment of the TiVo service software solution and advertising management system is targeted to occur within two years from the date of the agreement, with certain consequences, including, but not limited to, termination of the agreement, in the event development of the TiVo service software solution has not been completed by such date. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under our patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks.

Amended and Restated DIRECTV Services Agreement

On March 31, 2005, the Company entered into a new services agreement with DIRECTV, Inc. that amends and restates the parties’ prior services agreement. Under the terms of the agreement, DIRECTV and TiVo may each distribute software tags within applicable video signals to enable advanced recording and advertising capabilities on DIRECTV DVR receivers with the TiVo® service. In addition, DIRECTV and TiVo may each distribute audio and video elements for advertising and promotion to such DIRECTV DVR receivers, with TiVo’s distribution rights subject to certain limitations. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience measurement data under the agreement, with each party retaining all their respective revenues generated from such sales. The agreement also provides for DIRECTV to receive certain audience measurement reports from TiVo related to use of DIRECTV DVR receivers with the TiVo service, and for TiVo to sell additional custom research services to DIRECTV and DIRECTV advertising clients at the request of DIRECTV. The term of the amended and restated services agreement expires concurrently with termination or expiration of the development agreement previously entered into between the parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of managements and our board of directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the

Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP has issued an attestation report on management’s assessment of our internal control over financial reporting.

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

TiVo Inc.:

We have audited management’s assessment, included in the Management Report on Internal Control over Financial Reporting, that TiVo Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TiVo Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the three years ended January 31, 2005, and our report dated April 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

April 14, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III has been omitted from this Annual Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on pare 49 of this report.

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

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.1	Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.2	Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.3	Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.4	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.5+	Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on April 2, 2001).

4.6	Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

4.7	Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.11	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.12	Registration Rights Agreement, dated as of August 28, 2001, by and among TiVo Inc. and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on August 30, 2001).

EXHIBIT NUMBER	DESCRIPTION

4.13	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

4.14	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

10.1 *	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2 *	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3 *	TiVo Inc.’s 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.4*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.5 *	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.6 *	TiVo Inc. Amended & Restated Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.7 *	Form of Chief Executive Officer Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.8 *	Form of Executive and Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.9*	Form of Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.10+	Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.11	First Amendment to Hard Disk Supply Agreement between Quantum and TiVo Inc., dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.12+	Second Amendment to Hard Disk Supply Agreement, effective as of May 1, 2000, between Quantum Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.13	Amendment and Novation Agreement, effective as of March, 2003, between Maxtor Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.14	Master Lease Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.15	Warrant Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.16+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.17+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.18+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.19+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

EXHIBIT NUMBER	DESCRIPTION
10.20	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.21+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.23+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10.24+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.25+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.26++	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.27++	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.28+	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.29+	First Amendment to the Services Agreement, dated as of October 3, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.30++	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

10.31*	TiVo Inc. Severance Plan for Full-Time Senior Executives (filed herewith).

10.32*	TiVo Inc. Fiscal Year 2006 Six and Twelve Month Bonus Plans for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 11, 2005).

10.33+	TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and Sony Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.34+	TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and Sony Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.35+	TiVo-Sony Electronics US Falcon Agreement, dated as of August 8, 2002, between Sony Electronics Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2002).

10.36+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.37+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.38+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.39++	Third Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.40++	Fourth Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.41++	Fifth Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (filed herewith).

10.42*	Supplemental Offer Letter dated April 28, 2003 from TiVo Inc. to Martin J. Yudkovitz (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 16, 2003).

10.43*	General Release and Separation Agreement, dated as of December 17, 2004, between Martin J. Yudkovitz and TiVo Inc. (filed herewith).

10.44+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

EXHIBIT NUMBER	DESCRIPTION
10.45+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.46+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.47	Loan and Security Agreement, dated as of July 17, 2003, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.48	Amendment No. 1 to Loan and Security Agreement, dated as of June 29, 2004, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 15, 2004).

10.49+	Tribune Media Services Television Listing Data Agreement between Tribune Media Services, Inc. and TiVo Inc., with an effective date of March 1, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 23, 2004).

10.50*	Consulting Agreement, dated August 3, 2004, between Tai-Wei Chien and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.51*	Amended & Restated Consulting Agreement, dated October 11, 2004, between Tai-Wei Chien and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-Q filed on October 15, 2004).

10.52*	Vice Chairman Employment Agreement between TiVo Inc. and Thomas S. Rogers, dated October 11, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.53	Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo Inc., dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.54+	Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.55+	Intellectual Property and Technology Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and TiVo Intl. II, Inc. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.56+	Share Transfer Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.57+	Investor Rights Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.58++	Licensing and Marketing Agreement, effective as March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

14	TiVo Code of Conduct, as amended February 9, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 15, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated April 15, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 15, 2004 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated April 15, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 15, 2004 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Stock Option Grant used in connection with an option granted outside of TiVo’s stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-94629)).

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” the Jump Logo, the Thumbs Up Logo, and the Thumbs Down Logo are registered trademarks of TiVo Inc.

“Active Preview,” “DIRECTIVO,” Home Media Option, “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” TiVo Series2 (logo and text), “TiVo, TV Your Way,” and “WishList” are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: April 15, 2005	/s/ MICHAEL RAMSAY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL RAMSAY Michael Ramsay	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2005

/s/ THOMAS ROGERS Thomas Rogers	Vice-Chairman of the Board of Directors	April 15, 2005

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Worldwide Operations and Administration, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2005

/s/ CHARLES FRUIT Charles Fruit	Director	April 15, 2005

/s/ RANDY KOMISAR Randy Komisar	Director	April 15, 2005

/s/ MARK W. PERRY Mark W. Perry	Director	April 15, 2005

/s/ JOSEPH UVA Joseph Uva	Director	April 15, 2005

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 15, 2005

David Zaslav	Director