Form 10-Q
period 2005-04-30
TIVO INC
filed 2005-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 83,250,897 as of May 27, 2005.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2005

©2005 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I : FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	April 30, 2005	January 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,791	$87,245
Short-term investments	14,700	19,100
Accounts receivable, net of allowance for doubtful accounts of $113 and $104	8,128	25,879
Finished goods inventories	18,983	12,103
Prepaid expenses and other, current	3,790	4,476

Total current assets	136,392	148,803
LONG-TERM ASSETS
Property and equipment, net	7,272	7,780
Capitalized software and intangible assets, net	5,990	2,231
Prepaid expenses and other, long-term	860	1,238

Total long-term assets	14,122	11,249

Total assets	$150,514	$160,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Bank line of credit	$6,000	$4,500
Accounts payable	12,246	18,736
Accrued liabilities	22,615	33,173
Deferred revenue, current	47,819	42,017

Total current liabilities	88,680	98,426
LONG-TERM LIABILITIES
Deferred revenue, long-term	62,117	63,131
Deferred rent and other	830	1,187

Total long-term liabilities	62,947	64,318

Total liabilities	151,627	162,744
COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares – none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 82,838,445 and 82,280,876, respectively	83	82
Additional paid-in capital	656,979	654,746
Deferred compensation	(226)	(428)
Accumulated deficit	(657,949)	(657,092)

Total stockholders’ deficit	(1,113)	(2,692)

Total liabilities and stockholders’ deficit	$150,514	$160,052

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(unaudited)

	Three Months Ended April 30,
	2005	2004
Revenues
Service and technology revenues (includes $5,087 from related parties for the three months ended April 30, 2004)	$40,020	$25,174
Hardware revenues	10,526	14,337
Rebates, revenue share and other payments to channel	(3,638)	(4,988)

Net revenues	46,908	34,523
Costs of revenues
Costs of service and technology revenues	8,866	7,555
Cost of hardware revenues	15,642	16,850

Total cost of revenues	24,508	24,405

Gross margin	22,400	10,118

Research and development	10,904	8,999
Sales and marketing (includes $816 to related parties for the three months ended April 30, 2004)	6,830	5,600
General and administrative	6,138	4,239

Total operating expenses	23,872	18,838

Loss from operations	(1,472)	(8,720)
Interest income	624	327
Interest expense and other	(1)	(656)

Loss before income taxes	(849)	(9,049)
Provision for income taxes	(8)	(18)

Net loss	$(857)	$(9,067)

Net loss per common share basic and diluted	$(0.01)	$(0.11)

Weighted average common shares used to calculate - basic and diluted	82,380,871	79,799,865

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2005	82,280,876	$82	$654,746	$(428)	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	342,424	1	1,318			1,319
Issuance of common stock related to employee stock purchase plan	245,655		1,175			1,175
Retirement due to forfeiture of unvested restricted common stock	(30,510)		(260)	260		0
Reversal of deferred compensation expense due to forfeiture of unvested restricted common stock				(216)		(216)
Recognition of stock based compensation expense				158		158
Net loss					(857)	(857)

BALANCE APRIL 30, 2005	82,838,445	$83	$656,979	$(226)	$(657,949)	$(1,113)

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857)	$(9,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	1,424	1,223
Loss on disposal of fixed assets	3	—
Non-cash interest expense	—	464
Recognition of stock-based compensation expense	(58)	298
Changes in assets and liabilities:
Accounts receivable, net (change includes $(301) from related parties for the three months ended April 30, 2004 )	17,751	2,044
Finished goods inventories	(6,880)	3,412
Prepaid expenses and other, current (change includes $986 to related parties for the three months ended April 30, 2004)	686	604
Prepaid expenses and other, long-term (change includes $1,426 to related parties for the three months ended April 30, 2004)	378	760
Accounts payable	(6,490)	(2,350)
Accrued liabilities (change includes $(623) to related parties for the three months ended April 30, 2004)	(10,558)	(4,024)
Deferred revenue, current (change includes $(1,739) from related parties for the three months ended April 30, 2004)	5,802	(791)
Deferred revenue, long-term	(1,014)	1,183
Deferred rent and other long-term liabilities	(357)	(96)

Net cash used in operating activities	(170)	(6,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,025)	(14,750)
Sales of short-term investments	5,425	4,350
Acquisition of property and equipment, net	(763)	(750)
Acquisition of capitalized software and intangibles	(3,915)	—

Net cash used in investing activities	(278)	(11,150)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under bank line of credit	1,500	—
Proceeds from issuance of common stock related to employee stock purchase plan	1,175	1,228
Proceeds from issuance of common stock related to exercise of common stock options	1,319	987

Net cash provided by financing activities	3,994	2,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,546	(15,275)

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2005	2004
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	87,245	138,210

Balance at end of period	$90,791	$122,935

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(1)	$(195)
SUPPLEMENTAL DISCLOSURE OF RESTRICTED CASH AND OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(260)	(144)
Issuance of common stock for purchase of patents rights.	—	(306)

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

“ TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. TiVo is a provider of technology and services for digital video recorders, or DVRs. The Company has developed a subscription-based television service (the “TiVo service”) that improves home entertainment by providing consumers with an easy way to record, watch, and control television. The TiVo service also offers the television industry a platform for advertisers, content delivery, and audience measurement research. The TiVo service requires a TiVo-enabled DVR or set-top box. These may be purchased at major consumer electronics retailers throughout the United States or through the Company’s website.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2005 and January 31, 2005 and the results of operations for the three-month periods ended April 30, 2005 and 2004 and condensed consolidated statements of cash flows for the three-month periods ended April 30, 2005 and 2004. Additionally, included is the unaudited statement of stockholders’ equity for the three-month period ended April 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2005 and 2004, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending January 31, 2006.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform with the current period presentations. The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments for the fiscal year ended January 31, 2004 and three months ended April 30, 2004.

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

The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at lower of cost or market. During three months ended April 30, 2005, as a result of such assessment, the Company recorded a charge to costs of goods sold of $3.2 million related to losses from inventory write-downs and inventory that it is committed to purchase.

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

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights carried at cost less accumulated amortization. Useful lives generally range from three years to seven years.

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

Revenue Recognition and Deferred Revenue

During the three months ended April 30, 2005 and 2004, the Company generated service revenues from fees for providing the TiVo service to consumers. The Company also generated technology revenues from providing licensing and engineering professional services to other entities that were creating products that provide DVR functionality. In addition, in an effort to increase its subscription growth, the Company manufactured and distributed TiVo branded DVRs. This effort resulted in revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from monthly, annual, and product lifetime subscription fees to the TiVo service. Monthly and annual subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $994,000 and $547,000 for the three months ended April 30, 2005 and 2004, respectively.

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

Interest Expense and Other

Interest expense and other consists of cash and non-cash charges related to interest expense paid to related parties and non-related parties. Included in interest expense for the three months ended April 30, 2004 are cash charges for coupon interest expense related to the convertible notes payable. Included in non-cash interest expense for the three months ended April 30, 2004 is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

Comprehensive Loss

The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Loss is the same as the net loss for all periods presented.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. Available-for-sale marketable securities are reported at their fair value based on quoted market prices.

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

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV generated approximately 14% and 15% of net revenues for the three months ended April 30, 2005 and 2004, respectively. The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible. The allowance for doubtful accounts receivable at April 30, 2005 and January 31, 2005 was $113,000 and $104,000, respectively.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is February 1, 2006, with early adoption permitted. The Company has no plans for early adoption.

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

The Company is currently evaluating which of the two methods it will adopt.

As permitted by Statement 123, the Company currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position based on its current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the stock compensation disclosure included in Note 5 to the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	April 30, 2005	January 31, 2005
	(In thousands)
Furniture and fixtures	$3,149	$3,149
Computer and office equipment	17,914	17,360
Lab equipment	2,002	1,930
Leasehold improvements	4,890	4,852
Capitalized software	8,640	8,551

Total property and equipment	36,595	35,842
Less: accumulated depreciation	(29,323)	(28,062)

Property and equipment, net	$7,272	$7,780

4. CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	April 30, 2005	January 31, 2005
	(In thousands)
Capitalized software	$1,951	$1,951
Intellectual property rights	4,265	350

Intangible assets, gross	6,216	2,301
Less: accumulated amortization	(226)	(70)

Intangible assets, net	$5,990	$2,231

5. STOCK-BASED COMPENSATION PLANS

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the three months ended April 30, 2005, options to purchase 3,628,900 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. The weighted average fair value of the stock options granted with exercise prices equal to fair market value on date of grant, during the three months ended April 30, 2005 was $2.04. During the three months ended April 30, 2005, 30,510 shares of unvested restricted stock that had been granted to employees were retired due to forfeiture resulting in a reversal of $260,000 of deferred compensation.

There were 245,655 shares issued to employees under the Company’s ESPP during the three months ended April 30, 2005. The weighted average fair value of the offerings to purchase ESPP shares for the three months ended April 30, 2005 was $2.58. During the three months ended April 30, 2005 a reversal of $216,000 in stock based compensation expense was recorded as a result of the forfeiture of unvested restricted common stock during the quarter. Stock based compensation expense recognized for the three months ended April 30, 2005 was $158,000.

During the three months ended April 30, 2004, options to purchase 303,700 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the three months ended April 30, 2004 was $4.38. In addition to the stock options granted during the three months ended April 30, 2004, 16,852 shares of unvested restricted stock that had been granted to an employee were retired due to forfeiture resulting in a reversal of $144,000 of deferred compensation. There were 227,517 shares issued to employees under the Company’s ESPP during the three months ended April 30, 2004. The weighted average fair value of the offerings to purchase these ESPP shares for the three months ended April 30, 2004 was $2.03. Stock-based compensation expense recognized for the three months ended April 30, 2004 was $298,000.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s ESPP for the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30,
	2005	2004
	(In thousands, except per share data)
Net loss, as reported	$(857)	$(9,067)
Add back: stock based compensation expense recognized, net of related tax effects	(58)	298
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,336)	(3,397)

Net loss, pro forma	$(3,251)	$(12,166)

Basic and diluted loss per common share, as reported	$(0.01)	$(0.11)

Basic and diluted loss per common share, pro forma	$(0.04)	$(0.15)

The fair values of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes Option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Three Months Ended April 30,
Weighted average assumptions	2005	2004	2005	2004
Expected term (in years)	0.5	0.5	4.0	4.0
Volatility	65%	55%	65%	55%
Average risk free interest rate	3.05%	1.04%	3.54%	2.75%

The Black Scholes Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock.

6. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding excluding repurchasable common stock and unvested restricted stock outstanding of 524,453 shares and 542,329 shares for the three months ended April 30, 2005 and 2004, respectively.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effect of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of April 30,
	2005	2004
Repurchasable common stock	524,453	542,329
Unvested restricted stock outstanding	11,441	80,089
Number of common shares issuable for convertible notes payable	—	2,619,045
Options to purchase common stock	18,166,077	12,806,354
Potential shares to be issued from ESPP	533,284	485,505
Warrants to purchase common stock	4,838,644	4,843,644

Total	24,073,899	21,376,966

7. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At April 30, 2005 and 2004, the accrued warranty reserve was $536,000 and $455,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

	2005	2004
	(In thousands)
Balance at January 31	$675	$616
Additional warranties issued	114	224
Adjustments to warranty reserve estimates	35	(288)
Settlements during the period	(288)	(97)

Balance at April 30	$536	$455

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services, and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In particular, as the Company has disclosed in Note 8, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio and Humax against a claim of intellectual property infringement brought by EchoStar Technologies Corporation in connection with each companies’ manufacture and sale of TiVo devices.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of April 30, 2005.

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

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. On June 15, 2004, the Court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. On May 12, 2005, the Court granted Sony’s motion for partial summary judgment regarding damages. The Court found that Command Audio may not recover any royalties or other damages for sales of allegedly infringing products by Sony that occurred prior to December 4, 2001, the date on which the United States Patent and Trademark Office issued a certificate of correction for the ‘195 patent. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $5.6 million in legal expenses. The outcome of this matter and the extent of TiVo’s potential exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

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

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that Echostar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified Tivo of the claims against it in this lawsuit as required by its agreement with Humax. On June 1, 2005, the Court granted the defendants’ motion for an extension of time to answer or otherwise respond and ordered the defendants to answer or otherwise respond by July 1, 2005. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in connection with this lawsuit and/or as a result of its indemnification obligations and, in the event there is an adverse outcome, the Company’s business could be harmed.

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

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2005, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $265,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the three months ended April 30, 2005 and 2004 was $742,000 and $732,000, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Operating lease cash payments for the three months ended April 30, 2005 and 2004 were $800,000 and $778,000, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000.

The following table summarizes the accrued facilities expenses recorded as a result of the Company’s unoccupied facility as of April 30, 2005:

	Accrual balance as of January 31, 2005	Total cash payments for the three months ended April 30, 2005	Accrual balance as of April 30, 2005
	(In thousands)
TiVo, Berkshire, United Kingdom facility lease expenses	$141	$(28)	$113

Total	$141	$(28)	$113

All of the total accrued facilities liability recorded as a result of the Company’s unoccupied facility, $113,000, is included in accrued liabilities in the accompanying consolidated balance sheet at April 30, 2005.

Future minimum operating lease payments as of April 30, 2005, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2006 (9 months)	$2,502
January 31, 2007	3,295
January 31, 2008	273
January 31, 2009	—

Total	$6,070

9. COMCAST AGREEMENT

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

Under the agreement, Comcast paid TiVo an upfront fee that the Company has recorded as deferred revenue as there have not been any significant development services performed as of April 30, 2005. Additionally, Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the advertising management system.

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

10. AMENDED AND RESTATED DIRECTV SERVICES AGREEMENT

On March 31, 2005, the Company entered into a new amended and restated services agreement with DIRECTV, Inc. that amends and restates the parties’ prior services agreement. Under the terms of the amended and restated agreement, DIRECTV and TiVo may each distribute software tags within applicable video signals to enable advanced recording and advertising capabilities on DIRECTV DVR receivers with the TiVo® service. In addition, DIRECTV and TiVo may each distribute audio and video elements for advertising and promotion to such DIRECTV DVR receivers, with TiVo’s distribution rights subject to certain limitations. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience measurement data under the agreement, with each party retaining all their respective revenues generated from such sales. The amended and restated services agreement also provides for DIRECTV to receive certain audience measurement reports from TiVo related to use of DIRECTV DVR receivers with the TiVo service and for TiVo to sell additional custom research services to DIRECTV and DIRECTV advertising clients at the request of DIRECTV. The term of the amended and restated services agreement expires concurrently with termination or expiration of the development agreement previously entered into between the parties.

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

Executive Overview and Outlook

During the three months ended April 30, 2005, we continued to show strong growth in our overall subscription base and subscription revenues. During this period, we continued to experience increased subscription growth from the retail distribution channel, with the majority of our net new TiVo service subscriptions consisting of DIRECTV with TiVo subscriptions. For the fiscal year ending January 31, 2006 we plan to lower our total subscription acquisition costs while continuing to grow our subscription base. We expect to improve profitability and cash flow from operating activities by the end of this fiscal year. On March 15, 2005, we announced a new development, distribution, and licensing agreement with Comcast.

The following table sets forth selected information for the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Service and technology revenues	$40,020	$25,174

Net revenues	$46,908	$34,523
Cost of revenues	(24,508)	(24,405)
Operating expenses	(23,872)	(18,838)

Loss from operations	$(1,472)	$(8,720)

Cash flows from operating activities	$(170)	$(6,340)

Service and Technology Revenues. Our service and technology revenues increased $14.9 million or 59% during the three months ended April 30, 2005 compared to the same prior-year period. This increase was primarily due to the growth in our subscription base of 1.7 million net new subscriptions during the twelve months ended April 30, 2005.

Net Revenues. Our net revenues increased by $12.4 million or 36% during the three months ended April 30, 2005 compared to the same prior-year period. Growth in net revenues occurred because service revenues increased significantly and rebate, revenue share and other payments to the channel decreased, but those benefits were partially offset by lower hardware revenues.

Cost of Revenues. Our total costs of revenues, which includes cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $103,000 or less than 1% during the three months ended April 30, 2005. The cost of service and technology revenues for the three months ended April 30, 2005 increased by $1.3 million, or 17%, compared to the same prior-year period. The cost of hardware revenues for three months ended April 30, 2005 decreased by $1.2 million, or 7%, compared to the same prior-year period. Included in hardware costs of revenue for the three months ended April 30, 2005 was a $3.2 million write-down of inventory and inventory we are committed to purchase based upon our assessment of product demand requirements and market and pricing conditions.

Operating Expenses. Our operating expenses, including our research and development, sales and marketing, and general and administrative expenses, increased $5.0 million or 27% during the three months ended April 30, 2005 compared to the same prior-year period. The increase in operating expenses for first quarter of fiscal year 2006 was primarily attributable to increases in our investments in research and development and increased general and administrative expenses.

Cash Flows from Operating Activities. Our net cash used in operating activities decreased by $6.2 million, or by 97%, primarily due to increased service revenues and lower accounts receivable, net.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against us; and our highly dependent relationship with DIRECTV. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. During the three months ended April 30, 2005, we had net losses of $(857,000). As of April 30, 2005, we had an accumulated deficit of $(657.9) million.

Key Business Metrics

Management periodically reviews certain key business metrics discussed below in order to evaluate our operational strategies, allocate resources, and maximize the financial performance of our business. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate TiVo’s relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to customers who have TiVo-enabled DVRs and products, including those manufactured currently by TiVo, Humax, Pioneer, and Toshiba. The DIRECTV lines refer to subscriptions sold by DIRECTV to customers who have integrated DIRECTV satellite receivers with TiVo service. DIRECTV reports a cumulative subscription number to us on a monthly basis. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee. We offer our customers the opportunity to purchase service for the lifetime of an individual TiVo-enabled DVR. We recognize revenue from product lifetime subscriptions over four years.

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003
Subscription Net Additions:
TiVo-Owned	72	251	103	63	68	130	59	34
DIRECTV	247	447	316	225	196	200	150	56

Total Subscription Net Additions	319	698	419	288	264	330	209	90

Cumulative Subscriptions:
TiVo-Owned	1,213	1,141	890	787	724	656	526	467
DIRECTV	2,107	1,860	1,413	1,097	872	676	476	326

Total Cumulative Subscriptions	3,320	3,001	2,303	1,884	1,596	1,332	1,002	793

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	51%	50%	46%	43%	42%	40%	36%	34%

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

As of April 30, 2005, we had 76,000 product lifetime subscriptions, or approximately 2.3% of our total installed subscription base of TiVo-Owned and DIRECTV with TiVo service subscriptions, that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six month period. The current percentage of our total installed subscription base represents an increase of 0.1% from the prior quarter’s percentage of our total installed subscription base. We continue to incur costs of services for these subscriptions without corresponding revenue.

We have also offered to some of our consumer electronics partners, on a limited basis, a reduced functionality version of the TiVo service called TiVo Basic that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

TiVo-Owned Churn Rate. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing subscribers by providing compelling services that are competitive in the market. Management believes factors such as service enhancements, higher customer satisfaction, and improved customer support, may lower this metric. Conversely, management believes factors such as increased competition, increased price sensitivity, and the impact of our product lifetime subscription offering, may cause our TiVo-Owned churn rate to increase.

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

The following table presents our TiVo-Owned Churn Rate information:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Average TiVo-Owned subscriptions	1,180	691
TiVo-Owned subscription cancellations	(32)	(14)
TiVo-Owned Churn Rate per month	-0.9%	-0.7%

The TiVo-Owned Churn Rate was 0.9% per month for the three months ended April 30, 2005, compared to 0.7% per month in the same prior-year period. We believe most of the increase was from cancellations of recurring monthly subscriptions which make-up an increasing percentage of TiVo-Owned subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate will increase in future periods as a result of increased competition in the marketplace and increased churn from these product lifetime subscriptions.

Subscription Acquisition Cost (“SAC”). Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs divided by TiVo-Owned subscription gross additions. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended April 30,		Twelve Months Ended April 30,
	2005	2004	2005	2004
	(In thousands, except SAC)
Sales and marketing expenses	$6,830	$5,600	$38,597	$20,548
Rebates, revenue share, and other payments to channel	3,638	4,988	53,346	11,790
Hardware revenues	(10,526)	(14,337)	(107,464)	(72,410)
Cost of hardware revenues	15,642	16,850	119,115	77,508

Total Acquisition Costs	15,584	13,101	103,594	37,436

TiVo-Owned Subscription Gross Additions	104	82	576	323

Subscription Acquisition Cost (SAC)	$150	$160	$180	$116

During the three months ended April 30, 2005, our total acquisition costs were $15.6 million, and SAC was $150. Comparatively, total acquisition costs for the three months ended April 30, 2004 were $13.1 million and SAC was $160. SAC decreased by $10 or 6.25% for the three months ended April 30, 2005 compared to the prior-year period. During the twelve months ended April 30, 2005, our total acquisition costs increased by $66.2 million from the prior twelve months ended April 30, 2004 and SAC increased by $64 from $116 to $180 for the twelve months ended April 30, 2004 and 2005, respectively, due primarily to increased rebate expense and payments to retailers.

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

Average Revenue Per Subscription (“ARPU”). Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues, and as a result you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Service and technology revenues	$40,020	$25,174
Less: Technology revenues	(1,676)	(3,015)

Total Service revenues	38,344	22,159
Less: DIRECTV-related service revenues	(7,099)	(3,815)

TiVo–Owned-related service revenues	31,245	18,344
Average TiVo–Owned revenues per month	10,415	6,115
Average TiVo–Owned per month subscriptions	1,180	691
TiVo–Owned ARPU per month	$8.83	$8.85

TiVo-Owned ARPU per month for the three months ended April 30, 2005 decreased from the three months ended April 30, 2004 to $8.83 from $8.85.

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

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Service and technology revenues	$40,020	$25,174
Less: Technology revenues	(1,676)	(3,015)

Total Service revenues	38,344	22,159
Less: TiVo—Owned-related service revenues	(31,245)	(18,344)

DIRECTV-related service revenues	7,099	3,815
Average DIRECTV revenues per month	2,366	1,272
Average DIRECTV subscriptions	1,994	770
DIRECTV ARPU per month	$1.19	$1.65

ARPU per month for DIRECTV subscriptions for the three months ended April 30, 2005 decreased from same-year prior period to $1.19 from $1.65, respectively. The decrease in ARPU per month for DIRECTV is the result of the large addition of new DIRECTV subscriptions. While these more recent DIRECTV subscription additions offer lower recurring revenues than subscriptions added during earlier phases of our DIRECTV relationship, they result in more attractive percent margins in our financial results because they generally involve limited or no acquisition costs and lower recurring expenses.

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

Recognition Period for Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of April 30, 2005, we had 76,000 product lifetime subscriptions, or 2.3% of our total installed subscription base of TiVo-Owned and DIRECTV with TiVo service subscriptions, that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

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

Consumer Rebate Redemption Rates. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. The most recent programs have ranged from 52% to 67% averaging 59%. As of April 30, 2005, we recorded an accrual of $5.2 million for rebates. Based on our results for the three months ended April 30, 2005, a one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in expense of $611,000. Upon completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. The consumer rebates are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. During three months ended April 30, 2005, as a result of such an assessment, we recorded a charge to costs of goods sold of $3.2 million related to a write-down of inventory and inventory that we are committed to purchase. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and it determines that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is February 1, 2006, with early adoption permitted. We have no plans for early adoption.

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

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position based on our current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the Stock Compensation disclosure included in Note 5 to our consolidated financial statements.

Results of Operations

Net revenues. Net revenues for the three months ended April 30, 2005 and 2004 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
Net revenues	2005		2004
	(In thousands, except percentages)
Service revenues	$38,344	82%	$22,159	64%
Technology revenues	1,676	4%	3,015	9%
Hardware revenues	10,526	22%	14,337	41%
Rebates, revenue share, and other payments to channel	(3,638)	(8)%	(4,988)	(14)%

Net revenues	$46,908		$34,523

Change from same prior-year period	36%		21%

Of the total service revenues and technology revenues for the three months ended April 30, 2005 and 2004, zero and $5.1 million, respectively, were generated from related parties.

•	Service Revenues. Service revenues for the three months ended April 30, 2005 increased 73% or $16.2 million over the service revenues for the three months ended April 30, 2004. This increase was primarily due to the growth in our subscription base. During the three months ended April 30, 2005, we activated 319,000 new subscriptions to the TiVo service bringing the total installed subscription base to above 3.3 million as of April 30, 2005, double the installed base as of April 30, 2004. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, consumer rebate programs, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers like Best Buy, Circuit City, Target, and others. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows. Revenues from advertising and research services included in service revenues, while not material during these periods, have increased.

•	Technology Revenues. In the three months ended April 30, 2005, we derived 4% of our net revenues, or $1.7 million, from licensing and engineering professional services. Technology revenues for the three months ended April 30, 2005 were 44% lower than the same period last year due to our decision to pursue fewer licensing agreements. For the three months ended April 30, 2005 a single contract termination resulted in revenue recognition of approximately $605,000 with no corresponding cost. One related party customer generated $1.6 million of technology revenues or 5%, of net revenues for the three months ended April 30, 2004.

•	Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three months ended April 30, 2005 were 22% of our net revenues. For the three months ended April 30, 2005 and 2004, one retail customer generated $3.7 million, and $6.3 million of hardware revenues, or 8% and 18% of net revenues, respectively.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues on our statements of operations. Rebates, revenue share, and other payments to channel decreased for the three months ended April 30, 2005 as compared to the year ago period due to lower rebates, revenue share, and market development funds paid to retailers. The primary contributor to the decrease in rebates, revenue share, and other payments to channel was a reversal of consumer rebate expense accrual. Consumer rebate expenses were ($965,000) and $1.6 million, respectively, for the three months ended April 30, 2005 and 2004. The reversal of rebate expense during the three months ended April 30, 2005 was primarily due to a reduction in rebate accruals for certain rebate programs that ended during the quarter. We expect our fiscal year 2006 payments to be lower as a result of decreased investment in rebates.

Cost of service and technology revenues.

	Three Months Ended April 30,
	2005	2004
	(In thousands, except percentages)
Cost of service revenues	$8,639	$5,593
Cost of technology revenues	227	1,962

Cost of service and technology revenues	$8,866	$7,555

Change from same prior-year period	17%	(3)%

Percentage of service and technology revenues	22%	30%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Additional expenses included are expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service revenues for the three months ended April 30, 2005 increased 54% or by $3.1 million as compared to the same prior-year period. This increase was primarily due to total customer care center expenses increased by 93% or by $1.5 million compared to the same prior-year period due to an increased level of staffing as a result of TiVo’s increased focus on issues of customer care and retention. We expect to continue to increase customer care center expenses for fiscal year 2006 as we strive to continue to improve customer retention. Also, telecommunication and network expenses related to providing the TiVo service and increased service levels increased by 75% or by $686,000 for the three months ended April 30, 2005. Additionally, credit card processing fees increased by 54% or by $354,000 for the three months ended April 30, 2005 due to increased volume of total subscriptions billed on a monthly basis.

Cost of technology revenues decreased by 88% for the three months ended April 30, 2005 as compared to the same prior-year period. This decrease was largely due to fewer contracts requiring deployment of engineers from research and development activities. Technology revenues gross margin was $1.4 million for the three months ended April 30, 2005 as compared to $1.1 million for the prior fiscal year. The increase in technology revenues gross margin for the three months ended April 30, 2005 was primarily due to a single contract termination that resulted in revenue recognition of approximately $605,000 with no corresponding cost.

Cost of hardware revenues.

	Three Months Ended April 30,
	2005	2004
	(In thousands, except percentages)
Cost of hardware revenues	$15,642	$16,850
Change from same prior-year period	(7)%	19%
Percentage of hardware revenues	149%	118%
Hardware gross margin	(5,116)	(2,513)
Hardware gross margin as a percentage of hardware revenues	(49)%	(18)%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We have engaged in the manufacturing and the sale of hardware as a means to grow our service revenues and, as a result, do not intend to generate significant gross margins from these hardware sales. The primary reason for the increase in the hardware gross margin loss for the three months ended April 30, 2005 is attributed to $3.2 million in write-downs of inventory and inventory we are committed to purchase based upon our assessment of product demand requirements and market and pricing conditions.

Research and development expenses.

	Three Months Ended April 30,
	2005	2004
	(In thousands, except percentages)
Research and development expenses	$10,904	$8,999
Change from same prior-year period	21%	64%
Percentage of net revenues	23%	26%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the three months ended April 30, 2005 increased 21% over the same prior-year period, primarily due to fewer engineers deployed from research and development activities to engineering professional services activities.

Sales and marketing expenses.

	Three Months Ended April 30,
	2005	2004
	(In thousands, except percentages)
Sales and marketing expenses	$6,830	$5,600
Change from same prior-year period	22%	40%
Percentage of net revenues	15%	16%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses also include expenses that consist of cash and non-cash charges related primarily to agreements with related parties. The largest contributor to the increased sales and marketing expenses for the three months ended April 30, 2005, in terms of absolute dollars was public relations and event expense that increased by 149% or by $719,000 from the fiscal same prior-year period. Another contributor was our advertising expense, including print and radio advertising, which increased by 87% or by $462,000 for the same prior-year period.

General and administrative expenses.

	Three Months Ended April 30,
	2005	2004
	(In thousands, except percentages)
General and administrative expenses	$6,138	$4,239
Change from same prior-year period	45%	12%
Percentage of net revenues	13%	12%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three months ended April 30, 2005 increased 45% compared to the same prior-year period due primarily to an increase in salaries and wages and legal expenses. The increase in salaries and wages was 51%, or $1.0 million for the three months ended April 30, 2005 compared to the same prior-year period primarily due to an increase in information system headcount of 12 employees. In connection with our ongoing lawsuits, we have incurred expenses to date of $5.6 million in connection with the Sony patent infringement case. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the Sony and EchoStar Communications patent infringement cases in the future. We expect these increased expenses will likely adversely affect our results of operations, by increasing our operating expenses, adversely impacting our financial position, and diverting additional cash flows to non-revenue generating activities.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three months ended April 30, 2005 almost doubled in amount from the same prior-year period. Although total cash and short term investments decreased to $105.5 million in the three months ended April 30, 2005 from $138.4 million in the same prior-year period, our interest income improved as a result of an increase to 2.6% in the average interest rate earned in the three months ended April 30, 2005 from .95% in the same prior-year period.

Interest expense and other. Interest expense and other primarily consists of cash and non-cash charges related to interest expense paid for coupon interest expense on the convertible notes and interest expense paid to our consumer electronics manufacturers according to negotiated deferred payment schedules. Interest expense and other for the three months ended April 30, 2005 was $1,000 as compared to $656,000 from the same prior-year period primarily due to no outstanding convertible notes payable that were due interest payments.

Provision for income taxes. Income tax expense for the three months ended April 30, 2005 and 2004 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended April 30, 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in the Company’s 2005 Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

	Three Months Ended
	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003	Jul 31, 2003
	(unaudited, in thousands except per share data)
Revenues

Service revenues	$38,344	$32,996	$27,678	$24,333	$22,159	$19,083	$16,018	$13,757
Technology revenues	1,676	1,169	699	3,427	3,015	2,126	6,656	3,649
Hardware revenues	10,526	50,452	27,894	18,592	14,337	25,537	24,479	8,057
Rebates, revenue share, and other payments to channel	(3,638)	(25,188)	(17,944)	(6,576)	(4,988)	(4,114)	(3,897)	1,209

Net revenues	46,908	59,429	38,327	39,776	34,523	42,632	43,256	26,672
Costs of Revenues
Cost of service revenues	8,639	10,426	6,505	6,836	5,593	5,252	4,370	3,909
Cost of technology revenues	227	440	1,465	2,708	1,962	2,496	4,464	3,020

Cost of hardware revenues	15,642	52,267	28,486	22,720	16,850	26,687	25,413	8,558

Total costs of revenues	24,508	63,133	36,456	32,264	24,405	34,435	34,247	15,487

Gross margin	22,400	(3,704)	1,871	7,512	10,118	8,197	9,009	11,185

Operating Expenses
Research and development	10,904	11,206	9,291	8,138	8,999	5,474	5,432	5,789
Sales and marketing	6,830	11,529	14,212	6,026	5,600	4,742	5,704	4,502
General and administrative	6,138	4,194	4,366	3,794	4,239	4,508	3,949	4,061

Loss from operations	(1,472)	(30,633)	(25,998)	(10,446)	(8,720)	(6,527)	(6,076)	(3,167)
Interest income	624	458	397	366	327	135	133	116
Interest expense and other	(1)	(3,464)	(671)	(668)	(656)	(5,672)	(1,330)	(1,311)

Loss before income taxes	(849)	(33,639)	(26,272)	(10,748)	(9,049)	(12,064)	(7,273)	(4,362)

Provision for income taxes	(8)	(26)	(78)	(12)	(18)	(297)	(115)	(25)

Net loss	$(857)	$(33,665)	$(26,350)	$(10,760)	$(9,067)	$(12,361)	$(7,388)	$(4,387)

Net loss per share

Basic and diluted	$(0.01)	$(0.42)	$(0.33)	$(0.13)	$(0.11)	$(0.18)	$(0.11)	$(0.07)
Weighted average shares used to calculate basic and diluted net loss per share	82,381	80,793	80,267	80,197	79,800	69,055	68,226	65,834

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from subscriptions, licensing and engineering professional services customers, and hardware customers. At April 30, 2005, we had $105.5 million of cash and cash equivalents and short-term investments. For the fiscal year ending January 31, 2006 we plan to focus on improving profitability and cash flow from operations throughout the year. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Net cash used in operating activities	$(170)	$(6,340)
Net cash used in investing activities	(278)	(11,150)
Net cash provided by financing activities	3,994	2,215

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities from the three months ended April 30, 2004 as compared to the three months ended April 30, 2005, was largely attributable to the decrease in net loss incurred during each period. The primary change in net cash used in operating activities for the three months ended April 30, 2005 was a decrease of $17.8 million in accounts receivable, net, primarily due to the payments by retailers related to holiday inventory shipments. Another contributor to the decrease in net cash used in operations was an increase in service and technology revenues of $14.8 million compared to the same prior-year period due primarily to the growth in the Company’s total subscription base.

Cash from deferred revenues has increased because we sell product lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

The increases in net cash used in investing activities for the three months ended April 30, 2005 and 2004 were primarily attributable to increased purchases and sales of short-term investments. During the three months ended April 30, 2005, we acquired intangible assets for $3.9 million. Additionally, we increased purchases of property and equipment to support our business.

Financing Activities

For the three months ended April 30, 2005, the principal source of cash generated from financing activities related to our borrowing under our revolving bank line of credit facility and the issuance of common stock for stock options exercised. These transactions generated $1.5 million and $1.3 million, respectively. Additionally, $1.2 million was obtained from the issuance of common stock through our employee stock purchase plan.

For the three months ended April 30, 2004, the principal source of cash generated from financing activities related to the issuance of common stock through our employee stock purchase plan which generated $1.3 million. Additionally, $987,000 was obtained from the issuance of common stock for stock options exercised.

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

7% Convertible Senior Notes Due 2006. On August 28, 2001, we closed a private placement of $51.8 million in face value of 7% Convertible Senior Notes due 2006 and received cash proceeds of approximately $43.7 million from investors. In addition, we received non-cash consideration of $8.1 million in the form of advertising and promotional services from Discovery Communications, Inc. and the National Broadcasting Company, Inc., or NBC, who were existing stockholders. Debt issuance costs were approximately $3.6 million, resulting in net cash proceeds of approximately $40.1 million. Of the total proceeds of $51.8 million, $8.1 million was recorded as prepaid advertising and promotional services. As part of the transaction, we paid $5.0 million in October 2001 to NBC for advertising that ran during the period that began October 1, 2001 and ended March 31, 2002.

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

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The first amendment to the

Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that we maintain a certain pre-determined Tangible Net Worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of our assets except for our intellectual property. However, our agreement with Silicon Valley Bank also includes a negative pledge such that we will not, among other things except in accordance with certain enumerated exceptions, sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of our Intellectual Property without the consent of Silicon Valley Bank. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows us to enter into foreign exchange forward contracts in which we may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that we maintain certain financial ratios. At April 30, 2005, we were in compliance with these covenants and had $6.0 million outstanding under the line of credit. The outstanding balance was repaid in its entirety in May 2005. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by us without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

As of April 30, 2005, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$6,070	$2,502		$3,568	$—	$—
Bank line of credit	6,000	6,000	(1)	—	—	—
Purchase obligations	5,321	5,321		—	—	—

Total contractual cash obligations	$17,391	$13,823		$3,568	$—	$—

(1)	This amount is classified as due in less than one year because it was repaid in May 2005.

Other commercial commitments as of April 30, 2005, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total commercial commitments	$477	$—	$477	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at April 30, 2005.

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the three months ended April 30, 2005 and 2004, our net loss was $(857,000) and $(9.1) million, respectively. As of April 30, 2005, we had an accumulated deficit of $(657.9) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-base recordings. DIRECTV has announced plans to introduce a competing DVR service this year from NDS.

•	Cable: Scientific-Atlanta sells Explorer 8000 integrated digital cable DVR set-top boxes to cable operators. Motorola sells the DCT6208 and DCT6412 integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo. In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than 1.0 million Comcast subscribers in Washington State. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

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

Established Competition for Advertising Budgets. Digital video recorder services, in general, and TiVo, specifically, compete with traditional advertising media such as print, radio, and television for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

We depend on a limited number of third parties to manufacture, distribute, and supply critical components and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.

The TiVo service is enabled through the use of a DVR made available by us through a third-party contract manufacturer and a limited number of other third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., or Tribune, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on March 1, 2004 and has an initial term of three years and will automatically renew for up to two additional terms of one year each unless we notify Tribune of our desire to terminate the agreement at least 90 days before the end of the then-current term. If Tribune breaches its obligation to provide us with data, or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. This would have serious repercussions on our brand and our ability to succeed in the market. We may be unable to secure an alternate source of guide data on acceptable terms.

If our arrangements or our consumer electronics manufacturers’ arrangements with Broadcom, Amtek, ATMEL or Tribune were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology LLC filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using the TiVo-enabled DVR within the United States. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in our favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice our remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $5.6 million in legal expenses. The outcome of this matter and the extent of TiVo’s potential exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, our business could be harmed.

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

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that Echostar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified us of the claims against it in this lawsuit as required by our agreement with Humax. On June 1, 2005, the Court granted the defendants’ motion for an extension of time to answer or otherwise respond and ordered the defendants to answer or otherwise respond by July 1, 2005. We intend to defend this action vigorously; however, we could be forced to incur material expenses in connection with this lawsuit and/or as a result of our indemnification obligations and, in the event there is an adverse outcome, our business could be harmed.

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

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motor’s 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. It is possible that DIRECTV under News Corp. could seek to transition to an alternative DVR technology platform, such as that created by NDS, which is majority-owned by News Corp. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs. DIRECTV has recently announced that its core initiatives and new customer acquisition will focus on its new DVR from NDS. As a consequence, the growth in the number of DIRECTV customers with TiVo service could be harmed in the future resulting in the loss of future high margin revenues.

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

It may be difficult for us or investors to evaluate trends and other factors that affect our business due to the relatively new and highly competitive nature of the DVR services product category combined with our limited operating history.

DVR services are a relatively new product category for consumers, and it may be difficult to predict the future growth rate, if any, or size of the market for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline. Furthermore, we were incorporated in August 1997, and we have been providing subscription services only since March 31, 1999. Prior to that time, our operations consisted primarily of research and development efforts. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets.

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

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we may need to reduce our costs and lower the price of our DVR. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions. In addition, DVRs that enable the TiVo service can be used to pause, rewind, and fast-forward through live shows without an active subscription to the TiVo service. If a significant number of purchasers of the TiVo-enabled DVRs use these devices without subscribing to the TiVo service or cancel their existing subscriptions, our revenue growth will decline and we may not achieve profitability.

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

We may never develop the purchased TiVo-branded DVR software solution and/or advertising management system. Pursuant to our agreement with Comcast, development and deployment of the TiVo service software solution and advertising management system is targeted to occur within two years from March 15, 2005, with certain consequences, including, but not limited to, termination of the agreement in the event development of the TiVo service software solution has not been completed by such date. Our ability to develop and enable deployment by Comcast of the TiVo service software solution and advertising management system within two years could be delayed or prevented by technological problems or a lack of available resources to meet our obligations under the agreement. In the event we fail to deliver either the TiVo service software solution and/or advertising management system to Comcast within two years, our agreement with Comcast could be terminated and our business could be harmed.

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

We previously announced on September 30, 2004 a joint development agreement with Netflix, Inc. involving the development of a joint entertainment offering for the distribution of digital content. Our joint development agreement with Netflix involves no long-term commitments nor significant economic benefits for either company. In the future, we may be unable to develop a joint entertainment offering with Netflix or may develop an entertainment offering involving the distribution of digital content separately or with other third parties. We face competitive, technological, and financial risks in the development of an entertainment offering involving the distribution of digital content. If we are unable to develop a competitive entertainment offering in the future with Netflix, on our own, or with a third party, our business could be adversely affected.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of April 30, 2005, we had approximately 76,000 product lifetime subscriptions, or approximately 2.3% of our total installed subscription base of TiVo-Owned and DIRECTV with TiVo service subscriptions, that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

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

The nature of some of our business relationships may restrict our ability to operate freely in the future.

From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may include equity investments by such parties in our company. While we believe that such business relationships have enhanced our ability to finance and develop our business model, the terms and conditions of such business relationships may place some restrictions on the operation of our business in the future.

Entertainment companies may claim that some of the features of our DVRs violate copyright laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, one of our former competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the three major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC via TiVoToGo transfers. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our former competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

We have filed a patent infringement lawsuit against EchoStar Communications Corporation We may incur significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

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

Our TiVo software includes parts of the Linux kernel and the Linux operating system. The Linux kernel and the Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified, and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. SCO Group, Inc., or SCO, has publicly alleged that certain versions of the Linux kernel contain unauthorized UNIX code or derivative works of UNIX code. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect our manufacturing and other customer and supplier relationships. It is possible that a court would hold these open source licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in our TiVo software that runs on a Linux-based operating system.

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

The Federal Communications Commission, or FCC, has broad jurisdiction over the telecommunications and cable industries. The majority of FCC regulations, while not directly affecting us, do affect many of the companies upon whom we substantially rely for the marketing and distribution of the DVR and the TiVo service. As such, the indirect effect of these regulations may adversely affect our business. In addition, the FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of the TiVo service.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

The current legislative and regulatory environment affecting accounting principles generally accepted in the United States of America is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards or are developing new proposed standards, such as SFAS No. 123(R), related to accounting for stock options, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the recognition of revenue from our product lifetime subscriptions, our results of operations could be significantly impacted.

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

We have limited experience in overseeing manufacturing processes and managing inventory and failure to do so effectively may result in supply imbalances or product recalls that could harm our business.

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls. We record adjustments to our inventory, when appropriate, to reflect inventory at lower of cost or market. As a result, during the three months ended April 30, 2005, we recorded a charge to costs of goods sold of $3.2 million related to a write down of inventory and inventory that we are committed to purchase. In the future, we may be required to do additional write-downs of inventory as a result of future assessments.

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

We have detected and may continue to detect errors and product defects. These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software or fixing defects in our products requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the DVRs and the TiVo service. In addition, defective products could cause a risk of injury that may subject us to litigation or cause us to have to undertake a product recall. For example, we have become aware of occasions where a part has come loose from the remote control device that comes with the DVRs that enable the TiVo service, including occurrences where a young child has gagged on or ingested a part of the remote control device. While we are unaware of any injuries resulting from the use of our products, we may be subject to products liability litigation in the future. Additionally, if we are required to repair or replace any of our products, we could incur significant costs, which would have a negative impact on our financial condition and results of operations.

We have begun the search process for a new Chief Executive Officer. If we are unable to hire an acceptable candidate or if the search process takes too long, the operation of our business could suffer.

On January 12, 2005, we announced that our current Chief Executive Officer had initiated a succession process to transition out of his role as CEO. Our future performance will be substantially dependent on our ability to identify and attract a new CEO. If we are unable to attract and hire an acceptable CEO candidate in a timely manner, our business could suffer from the uncertainty caused by the continued management search process. Our current CEO has agreed to stay on as CEO until a replacement candidate has been identified and hired, although he is not obligated to do so. He has also agreed to continue to serve as Chairman of the Board of Directors after stepping down as CEO. If our current CEO were to step down prior to our hiring of a replacement or were he not to continue as Chairman of the Board, our business could also be harmed.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of May 27, 2005. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

In August 2001, we issued five year warrants to convertible noteholders and bankers to purchase 2,046,570 shares and 145,834 shares of TiVo common stock, respectively, at an exercise price of $7.85 per share. The warrants expire in 2006. In October 2002 we issued to certain institutional investors three-year warrants to purchase 1,323,120 shares and four-year warrants to purchase 1,323,120 shares of TiVo common stock at an exercise price of $5.00. These warrants expire in 2006.

As of April 30, 2005, options to purchase a total of 18,104,170 shares were outstanding under our option and equity incentive plans, and there were 12,855,169 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through May 27, 2005, our common stock has closed between $71.50 per share and $2.55 per share, closing at $6.73 on May 27, 2005. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

The table below presents principal amounts and related weighted average interest rates as of April 30, 2005 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$105,491
Average interest rate	2.6%

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

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II : OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information under the heading Legal Matters set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0+	First Amendment to Intellectual Property and Technology Agreement, between TGC, Inc., TiVo Inc., and TiVo Intl. II, Inc., effective as of January 14, 2005 (filed herewith).

10.1	Amendment No. 2 to Loan and Security Agreement, between TiVo Inc. and Silicon Valley Bank, effective April 22, 2005 (filed herewith).

10.2	TiVo Inc. Fiscal Year 2006 Six and Twelve Month Bonus Plans for Executives (filed herewith).

31.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated June 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated June 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Ramsay, Chairman of the Board of Directors and Chief Executive Officer of TiVo Inc. dated June 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated June 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TV Your Way,” “What you want, when you want it,” “TiVolution,” the Jump Logo, the Thumbs Up Logo, and the Thumbs Down Logo are registered trademarks of TiVo Inc.

“Active Preview,” “DIRECTIVO,” “Home Media Option,” “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” TiVo Series2 (logo and text), “TiVo, TV Your Way,” and “WishList” are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2005	By:	/s/ Michael Ramsay
Michael Ramsay
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 9, 2005	By:	/s/ David H. Courtney
David H. Courtney
Executive Vice President,
Group Executive, Corporate Products & Services Group, and Chief Financial Officer
(Principal Financial and Accounting Officer)