Form 10-Q
period 2005-07-31
TIVO INC
filed 2005-09-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 84,608,600 as of August 26, 2005.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2005

©2005 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo”, “Registrant”, “company”, “we”, “us”, or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2005	January 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,173	$87,245
Short-term investments	14,650	19,100
Accounts receivable, net of allowance for doubtful accounts of $453 and $104	8,684	25,879
Finished goods inventories	20,476	12,103
Prepaid expenses and other, current	4,860	4,476

Total current assets	137,843	148,803
LONG-TERM ASSETS
Property and equipment, net	7,773	7,780
Capitalized software and intangible assets, net	5,739	2,231
Prepaid expenses and other, long-term	1,009	1,238

Total long-term assets	14,521	11,249

Total assets	$152,364	$160,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Bank line of credit	$8,000	$4,500
Accounts payable	11,110	18,736
Accrued liabilities	20,198	33,173
Deferred revenue, current	48,305	42,017

Total current liabilities	87,613	98,426
LONG-TERM LIABILITIES
Deferred revenue, long-term	60,166	63,131
Deferred rent and other	973	1,187

Total long-term liabilities	61,139	64,318

Total liabilities	148,752	162,744
COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001:
Authorized shares are 10,000,000
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 84,443,988 and 82,280,876, respectively	84	82
Additional paid-in capital	663,504	654,746
Deferred compensation	(2,267)	(428)
Accumulated deficit	(657,709)	(657,092)

Total stockholders’ equity (deficit)	3,612	(2,692)

Total liabilities and stockholders’ equity (deficit)	$152,364	$160,052

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenues
Service and technology revenues (includes $1,718 and $6,805 from related parties for the three and six months ended July 31, 2004, respectively)	$40,674	$27,760	$80,694	$52,934
Hardware revenues	4,649	18,592	15,175	32,929
Rebates, revenue share, and other payments to channel	(5,988)	(6,576)	(9,626)	(11,564)

Net revenues	39,335	39,776	86,243	74,299
Cost of revenues
Cost of service and technology revenues	7,458	9,544	16,324	17,099
Cost of hardware revenues	6,565	22,720	22,207	39,570

Total cost of revenues	14,023	32,264	38,531	56,669

Gross margin	25,312	7,512	47,712	17,630

Research and development	9,778	8,138	20,682	17,137
Sales and marketing (includes $284 and $1,100 to related parties for the three and six months ended July 31, 2004, respectively)	7,574	6,026	14,404	11,626
General and administrative	8,409	3,794	14,547	8,033

Total operating expenses	25,761	17,958	49,633	36,796

Loss from operations	(449)	(10,446)	(1,921)	(19,166)
Interest income	734	366	1,358	693
Interest expense and other	(2)	(668)	(3)	(1,324)

Income (loss) before income taxes	283	(10,748)	(566)	(19,797)
Provision for income taxes	(43)	(12)	(51)	(30)

Net income (loss)	$240	$(10,760)	$(617)	$(19,827)

Net income (loss) per common share - basic and diluted	$0.00	$(0.13)	$(0.01)	$(0.25)

Weighted average common shares used to calculate basic net income (loss) per share	83,505,681	80,196,728	82,943,276	79,998,296

Weighted average common shares used to calculate diluted net income (loss) per share	86,479,455	80,196,728	82,943,276	79,998,296

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2005	82,280,876	$82	$654,746	$(428)	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	342,424	1	1,318			1,319
Issuance of common stock related to employee stock purchase plan	245,655		1,175			1,175
Retirement due to forfeiture of unvested restricted common stock	(30,510)		(260)	260		—
Recognition of stock based compensation benefit, net				(58)		(58)
Net loss					(857)	(857)

BALANCE APRIL 30, 2005	82,838,445	83	656,979	(226)	(657,949)	(1,113)
Issuance of common stock related to exercise of common stock options	968,900	1	4,543			4,544
Cashless exercise of 1,029,095 warrants resulting in the net issuance of 286,643 shares of common stock	286,643					—
Retirement due to forfeiture of unvested restricted common stock			(300)	300
Issuance of restricted shares of common stock	350,000		2,282	(2,282)		—
Recognition of stock based compensation benefit, net				(59)		(59)
Net income					240	240

BALANCE JULY 31, 2005	84,443,988	$84	$663,504	$(2,267)	$(657,709)	$3,612

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617)	$(19,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,982	2,330
Non-cash interest expense	—	940
Recognition of stock-based compensation expense (benefit)	(117)	550
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 from related parties for the six months ended July 31, 2004)	17,195	(2,529)
Finished goods inventories	(8,373)	(14,522)
Prepaid expenses and other, current (change includes $2,832 to related parties for the six months ended July 31, 2004)	(384)	560
Prepaid expenses and other, long-term (change includes $3,268 to related parties for the six months ended July 31, 2004)	229	1,825
Accounts payable	(7,626)	17,704
Accrued liabilities (change includes $(880) to related parties for the six months ended July 31, 2004)	(12,975)	(1,215)
Deferred revenue, current (change includes $(1,814) from related parties for the three months ended July 31, 2004)	6,288	(811)
Deferred revenue, long-term	(2,965)	1,412
Deferred rent and other long-term liabilities	(214)	(188)

Net cash used in operating activities	$(6,577)	$(13,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(5,375)	(19,750)
Sales of short-term investments	9,825	7,050
Acquisition of property and equipment, net	(2,568)	(1,792)
Acquisition of capitalized software and intangibles	(3,915)	—

Net cash used in investing activities	$(2,033)	$(14,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	3,500	—
Proceeds from issuance of common stock related to employee stock purchase plan	1,175	1,228
Proceeds from issuance of common stock related to exercise of common stock options	5,863	1,093

Net cash provided by financing activities	$10,538	$2,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,928	$(25,942)

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2005	2004
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	87,245	138,210

Balance at end of period	$89,173	$112,268

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(3)	$(387)
Cash paid for income taxes	$(13)	$(13)
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(560)	(144)
Issuance of restricted common stock	2,282	—
Issuance of common stock for purchase of patent rights	—	(306)

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. The Company conducts its operations through one reportable segment.

TiVo is a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television and is designed to make the TiVo DVR the focal point of the digital living room, a center for sharing and experiencing television, music, photos, and other content. The TiVo service also provides the television industry with a platform for advertisers, content delivery, and audience measurement research. As TiVo’s brand awareness increases and consumer adoption grows, the Company remains focused on extending and protecting its intellectual property, promoting, and leveraging the TiVo brand for future partnerships, and improving its market share and financial position.

The Company’s financial strength and ability to adapt to the current market and economic conditions are dependent in part on its generation of positive cash flow, effective management of working capital, and funding commitments, as well as the growth of its business. The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; intellectual property claims against the Company; and dependence on its relationship with DIRECTV for subscription growth.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2005 and January 31, 2005 and the results of operations for the three and six-month periods ended July 31, 2005 and 2004 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2005 and 2004. Additionally, included is the unaudited statement of stockholders’ equity (deficit) for the three-month periods ended April 30, 2005 and July 31, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2005 and 2004, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the three and six-month period ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ending January 31, 2006.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentations. The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments for the fiscal year ended January 31, 2004 and six months ended July 31, 2004.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair value.

Short-term Investments

Short-term investments include corporate debt securities and U.S. Government Agency debt securities. Short-term investments are classified as available-for-sale and are carried at fair value. The Company’s short-term investments are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Company’s consolidated statements of operations. Unrealized gains and losses are included in other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. Available-for-sale marketable securities are reported at their fair value based on quoted market prices.

Finished Goods Inventories

TiVo maintains a finished goods inventory of DVRs throughout the year. Inventories are stated at the lower of cost or net realizable value on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at lower of cost or market. During the three months ended April 30, 2005, as a result of such assessment, the Company recorded a charge to cost of hardware revenues of $3.2 million related to losses from inventory write-downs and inventory that it is committed to purchase, of which $2.4 million is still remaining in inventory reserves at July 31, 2005.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repair expenditures are expensed as incurred.

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

Deferred Rent and Other Long-Term Liabilities

Deferred rent and other long-term liabilities consist primarily of accrued rent resulting from the recognition of the escalating lease payments related to rent and related property taxes and insurance for the Company’s corporate headquarters office buildings. Additionally, included are liabilities as a result of the Company’s TiVo rewards program, a customer loyalty program.

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers. The Company also generates technology revenues from providing licensing and engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from monthly, annual, and product lifetime subscription fees to the TiVo service. Monthly and annual subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, the Company’s estimate of the useful life of the DVR. Also included in service revenues are provisioning fees received from DIRECTV.

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

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract, and revisions are reflected when the conditions become known. In some cases, the Company has accepted engineering professional services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. If the Company is not able to estimate total project revenues, total costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

During the three months ended July 31, 2005, the Company determined that it needed to incur $1.0 million of development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, the Company recorded a total charge of $1.0 million to the statement of operations in the three months ended July 31, 2005 of which $435,000 was a reduction in technology revenues and $598,000 was an increase in costs of technology revenues.

Hardware Revenues. The Company recognizes hardware revenues, net of an allowance for sales returns, from the sales of TiVo-enabled DVRs. Hardware revenues are recognized upon delivery to retailers or upon shipment to consumers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these DVRs are expensed as cost of hardware revenues.

Under certain programs the Company may give away free DVRs with a paid subscription or gift certificate. In certain marketing and pricing programs offered to consumers through its website, the Company may offer free or discounted DVRs bundled with a pre-paid subscription or gift certificate. These are multiple element arrangements under EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and therefore revenue is allocated to the DVR and subscription based on the relative fair value. To the extent that the cost of the DVR exceeds the revenue allocated to the DVR, the excess costs are deferred and amortized over the period of the subscription. If a loss is incurred on the total arrangement, then the loss accrual is expensed at the time of shipment of the DVR. As of July 31, 2005, the Company deferred $1.1 million in hardware costs for these programs.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to customers such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. The Company’s policy is to expense customer payments when incurred and are fixed and determinable.

Deferred Revenues. Deferred revenues consists of unrecognized service and technology fees that have been collected, however the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements of an arrangement.

Research and Development

Research and development expenses, which consist primarily of employee salaries, related expenses, and consulting fees, are expensed as incurred.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $1.8 million and $2.8 million for the three and six months ended July 31, 2005, respectively and $1.2 million and $1.7 million for the three and six months ended July 31, 2004, respectively.

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

Interest Expense and Other

Included in interest expense for the three and six months ended July 31, 2004 are cash charges for coupon interest expense related to the convertible notes payable. Included in non-cash interest expense for the three and six months ended July 31, 2004 is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

Comprehensive Income (Loss)

The Company has no material components of other comprehensive income or loss and, accordingly, the Comprehensive Income (Loss) is the same as the net income (loss) for all periods presented.

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

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 15% and 14% of net revenues for the six months ended July 31, 2005 and 2004, respectively. The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

The Company is dependent on single suppliers for several key components and services. The Company does not have contracts or arrangements with such suppliers. Instead, the Company purchases these components and services by submitting purchase orders with these companies. The Company does have an agreement with Tribune Media Services, its sole supplier of programming guide data for the TiVo service. If these suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time or at all.

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for the consolidated financial statements is February 1, 2006, with early adoption permitted. The Company has no plans for early adoption.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position based on its current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the stock compensation disclosure included in Note 3 to the Company’s consolidated financial statements.

3.	STOCK-BASED COMPENSATION PLANS

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the six months ended July 31, 2005, options to purchase 4,847,950 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. The weighted average fair value of the stock options granted with an exercise price equal to fair market value on date of grant, during the six months ended July 31, 2005 was $4.57 per share. During the six months ended July 31, 2005, 30,510 shares of unvested restricted stock that had been granted to employees were retired due to forfeiture resulting in a reversal of $357,000 of deferred compensation. This offset an increase of $2.3 million in deferred compensation that was recognized upon the issuance of 350,000 shares of restricted stock to the Chief Executive Officer, pursuant to his employment contract. The corresponding non-cash stock compensation expense will be recognized ratably over the 48 month vesting period. These shares of restricted stock had a market value on the date of issuance of $6.52 per share and vest 25% on the anniversary date of his employment with the first vesting to occur on July 31, 2006.

Pursuant to his employment contract, the Chief Executive Officer was also granted 1,000,000 shares of stock appreciation rights with an exercise price $6.52, which was the fair market value on the date of issuance. These stock appreciation rights vest ratably over 48 months. The Company did not record any deferred compensation or non-cash stock compensation expense as of July 31, 2005, as the market value of the stock on that date was below exercise price. Deferred compensation will be re-measured quarterly based on the market value as of the last trading day of the quarter. Non-cash stock compensation expense will be amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

There were 245,655 shares issued to employees under the Company’s ESPP during the six months ended July 31, 2005. The weighted average fair value of the offerings to purchase ESPP shares for the six months ended July 31, 2005 was $2.58 per share. During the six months ended July 31, 2005, a reversal of $419,000 in stock based compensation expense was recorded as a result of the forfeiture of unvested restricted common stock. Stock based compensation benefit recognized for the six months ended July 31, 2005 was $117,000.

During the six months ended July 31, 2004, options to purchase 2,795,450 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. There were no stock options granted with exercise prices less than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the six months ended July 31, 2004 was $3.18 per share. In addition to the stock options granted during the six months ended July 31, 2004, 16,852 shares of unvested restricted stock that had been granted to an employee were retired due to forfeiture resulting in a reversal of $144,000 of deferred compensation. There were 227,517 shares issued to employees under the Company’s ESPP during the six months ended July 31, 2004. The weighted average fair value of the offerings to purchase these ESPP shares for the six months ended July 31, 2004 was $2.06 per share. Stock-based compensation expense recognized for the six months ended July 31, 2004 was $550,000.

The following table illustrates the effect on the Company’s net income (loss) and basic and diluted income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s ESPP for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$240	$(10,760)	$(617)	$(19,827)
Add back: stock based compensation expense (benefit) recognized, net of related tax effects	(59)	252	(117)	550
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,497)	(2,741)	(4,833)	(6,138)

Net loss, proforma	$(2,316)	$(13,249)	$(5,567)	$(25,415)

Net income (loss), per common share basic and diluted, as reported	$0.00	$(0.13)	$(0.01)	$(0.25)

Net income (loss), per common share basic and diluted, proforma	$(0.03)	$(0.17)	$(0.07)	$(0.32)

The fair values of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes Option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Six Months Ended July 31,
Weighted Average Assumptions	2005	2004	2005	2004
Expected term (in years)	0.5	0.5	4.0	4.0
Volatility	60%	53%	61%	51%
Average risk free interest rate	3.16%	1.35%	3.67%	3.34%

The Black Scholes Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock.

4.	NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, excluding repurchasable common stock and unvested restricted stock. Diluted earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and warrants. Additionally, the exercise of employee stock options and the vesting of warrants can result in a greater dilutive effect on earnings per common share.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$240	$(10,760)	$(617)	$(19,827)

Denominator:
Weighted average shares outstanding, excluding repurchasable common stock and unvested restricted stock	83,506	80,197	82,943	79,998
Weighted average effect of dilutive securities:
Stock options	2,598	—	—	—
Convertible warrants	375	—	—	—

Denominator for diluted net income (loss) per common share	86,479	80,197	82,943	79,998

Basic net income (loss) per common share	$0.00	$(0.13)	$(0.01)	$(0.25)

Diluted net income (loss) per common share	$0.00	$(0.13)	$(0.01)	$(0.25)

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per common share does not include the effect of the following potentially outstanding common shares. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been antidilutive:

	As of July 31,
	2005	2004
	(In thousands)
Repurchasable common stock	—	537
Unvested restricted stock outstanding	358	69
Common shares issuable for convertible notes payable	—	2,619
Options to purchase common stock	8,562	15,059
Potential shares to be issued from ESPP	533	486
Warrants to purchase common stock	2,192	4,844

Total	11,645	23,614

There were approximately 18.3 million and 15.1 million options outstanding as of July 31, 2005 and 2004, respectively. Out of the 18.3 million options outstanding as of July 31, 2005, approximately 9.8 million were considered dilutive shares because their exercise prices were less than the Company’s average stock market price during the quarter and were therefore included in the calculation of diluted earning per share and approximately 8.6 million were considered antidilutive because their exercise prices were greater than the Company’s average stock market price during the quarter. All of the 15.1 million options outstanding as of July 31, 2004 were considered antidilutive shares since the Company had a net loss for the quarter ended July 31, 2004.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	July 31, 2005	January 31, 2005
	(In thousands)
Furniture and fixtures	$3,149	$3,149
Computer and office equipment	19,522	17,360
Lab equipment	2,153	1,930
Leasehold improvements	5,750	4,852
Capitalized software	8,677	8,551

Total property and equipment	39,251	35,842
Less: accumulated depreciation	(31,478)	(28,062)

Property and equipment, net	$7,773	$7,780

6.	CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	July 31, 2005	January 31, 2005
	(In thousands)
Capitalized software	$1,951	$1,951
Intellectual property rights	4,265	350

Capitalized software and intangible assets, gross	6,216	2,301
Less: accumulated amortization	(477)	(70)

Capitalized software and intangible assets, net	$5,739	$2,231

The total expected future annual amortization expense related to capitalize software and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to seven years. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2006 (6 months)	$516
January 31, 2007	1,033
January 31, 2008	1,033
January 31, 2009	1,016
January 31, 2010	930
January 31, 2011	559

Total	$5,087

7.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At July 31, 2005 and 2004, the accrued warranty reserve was $709,000 and $611,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

	2005	2004
	(In thousands)
Balance at January 31	$675	$616
Additional warranties issued	136	291
Adjustments to warranty reserve estimates	1,034	101
Settlement during the period	(1,136)	(397)

Balance at July 31	$709	$611

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On August 31, 2005, the Court issued an order scheduling a fairness hearing for April 2006 to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of July 31, 2005.

On September 25, 2001, Pause Technology LLC filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. On February 6, 2004, TiVo obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that the Company’s software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in the Company’s favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice the Company’s remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. On August 16, 2005, the United States Court of Appeals for the Federal Circuit affirmed in full the February 6, 2004 summary judgment ruling in favor of TiVo. The Company is incurring expenses in connection with this litigation that may become material, and in the event there is an adverse outcome, its business could be harmed.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, (U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and

6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. On June 15, 2004, the Court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. On May 12, 2005, the Court granted Sony’s motion for partial summary judgment regarding damages. The Court found that Command Audio may not recover any royalties or other damages for sales of allegedly infringing products by Sony that occurred prior to December 4, 2001, the date on which the United States Patent and Trademark Office issued a certificate of correction for the ‘195 patent. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005, although on August 20, 2005, the Court issued an order suspending the existing deadlines for pre-trial submissions in light of discussions between Sony and Command Audio concerning a possible negotiated resolution of the matter. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $5.6 million in legal expenses. The outcome of this matter and the extent of TiVo’s potential exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer the Company’s patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. The Court scheduled jury selection to begin October 11 and 12, 2005 and trial is scheduled to begin October 24, 2005 in Marshall, Texas. The Company seeks unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. The Company could incur material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by its agreement with Humax. On July 1, 2005, the defendants filed their answer and counterclaims. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in connection with this lawsuit and/or as a result of its indemnification obligations and, in the event there is an adverse outcome, the Company’s business could be harmed.

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

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, the Company’s business could be harmed.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2005, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $265,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the six months ended July 31, 2005 and 2004 was $1.5 million and $1.5 million, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease.

The Company’s corporate headquarters consists of two buildings located in Alviso, California. Operating lease cash payments for the six months ended July 31, 2005 and 2004 were $1.7 million and $1.5 million, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000, of which $85,000 remains as of July 31, 2005.

Future minimum operating lease payments as of July 31, 2005, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2006 (6 months)	$1,668
January 31, 2007	3,295
January 31, 2008	273

Total	$5,236

9.	COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. Pursuant to this agreement, the Company has agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable any TiVo-specific DVR and networking features requested by Comcast, such as WishList® searches, Season Pass™ recordings, home media features, and TiVoToGo™ transfers. In addition, the Company has agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

Under the agreement, Comcast paid TiVo an upfront fee that the Company has recorded as deferred revenue. To date the development work is in the preliminary stages as the companies work towards an agreement of the engineering professional services to be delivered. Development costs incurred to date have not been significant.

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

Overview

TiVo is a leading provider of technology and services for digital video recorder, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television and is designed to make the TiVo DVR the focal point of the digital living room, a center for sharing and experiencing television, music, photos, and other content. Today, through agreements with leading cable operators such as, Comcast, Cablevision, and Cebridge Connections, a partnership with the National Cable Television Cooperative and our network of leading consumer electronics retailers, we are capitalizing on the strength of our brand and the popularity of our technology among consumers to expand the distribution of the TiVo DVR into new markets. The subscription-based TiVo service also provides the television industry with a platform for advertisers, content delivery, and audience measurement research. As our brand awareness increases and consumer adoption grows, we remain focused on extending and protecting our intellectual property, promoting, and leveraging our brand for future partnerships, and improving our market share and financial position. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of positive cash flow, effective management of working capital and funding commitments, as well as the growth of our business.

Executive Overview and Outlook

During the three and six months ended July 31, 2005, we experienced growth in our overall subscription base and subscription revenues. Through our continued investment in marketing and research and development, we increased our subscription base, with the majority of subscriptions net additions coming from DIRECTV. While we reached profitability for the three months ended July 31, 2005, we have elected to invest in a substantial marketing campaign during the second half of fiscal year 2006 to promote and leverage the TiVo brand to expand our subscription base and future partnerships. For the remainder of fiscal year 2006, we plan to increase our spending on subscription acquisition activities to more aggressively grow our market share by acquiring more new subscriptions than we believe we otherwise would without such increased investment. As a consequence, we announced we will forgo reaching our goal of sustainable profitability by the fourth quarter of fiscal year 2006.

The following table sets forth selected information for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Service and technology revenues	$40,674	$27,760	$80,694	$52,934
Net revenues	$39,335	$39,776	$86,243	$74,299
Cost of revenues	(14,023)	(32,264)	(38,531)	(56,669)
Operating expenses	(25,761)	(17,958)	(49,633)	(36,796)

Loss from operations	$(449)	$(10,446)	$(1,921)	$(19,166)

Cash flows from operating activities			$(6,577)	$(13,771)

Service and Technology Revenues. Our service and technology revenues increased $12.9 million or 47% during the three months ended July 31, 2005 compared to the same prior-year period. This increase was primarily due to the growth in our subscription base of approximately 1.7 million net new subscriptions during the twelve months ended July 31, 2005.

Net Revenues. Our net revenues decreased by $441,000 or 1% during the three months ended July 31, 2005 compared to the same prior-year period. While service revenues increased significantly and rebate, revenue share and other payments to the channel decreased, those benefits were offset by lower hardware and technology revenues.

Cost of Revenues. Our total costs of revenues, which includes cost of service revenues, cost of technology revenues, and cost of hardware revenues, decreased by $18.2 million or 57% during the three months ended July 31, 2005. The cost of service and technology revenues for the three months ended July 31, 2005 decreased by $2.1 million, or 22%, compared to the same prior-year period. The cost of hardware revenues for three months ended July 31, 2005 decreased by $16.2 million, or 71%, compared to the same prior-year period, primarily due to decreased hardware sales volume arising from increased competition.

Operating Expenses. Our operating expenses, including our research and development, sales and marketing, and general and administrative expenses, increased $7.8 million or 43% during the three months ended July 31, 2005 compared to the same prior-year period. The largest contributor to the increase in operating expenses was legal expense.

Cash Flows from Operating Activities. Our net cash used in operating activities for the six months ended July 31, 2005 decreased by $7.2 million, or 52%, primarily due to the reduction in out net loss.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; intellectual property claims against us; and our high degree of dependence upon our relationship with DIRECTV for subscription growth. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal, and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. During the six months ended July 31, 2005, we had a net loss of $(617,000). As of July 31, 2005, we had an accumulated deficit of $(657.7) million.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate TiVo’s relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to consumers who have TiVo-enabled DVRs. The DIRECTV lines refer to subscriptions sold by DIRECTV to consumers who have integrated DIRECTV satellite receivers with TiVo service. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay a recurring fee, as opposed to a one-time product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
TiVo-Owned Subscription Gross Additions:	77	104	276	119	78	82	137	64
Subscription Net Additions:
TiVo-Owned	40	72	251	103	63	68	130	59
DIRECTV	214	247	447	316	225	196	200	150

Total Subscription Net Additions	254	319	698	419	288	264	330	209
Cumulative Subscriptions:
TiVo-Owned	1,253	1,213	1,141	890	787	724	656	526
DIRECTV	2,321	2,107	1,860	1,413	1,097	872	676	476

Total Cumulative Subscriptions	3,574	3,320	3,001	2,303	1,884	1,596	1,332	1,002
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	51%	51%	50%	46%	43%	42%	40%	36%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

TiVo-Owned subscription gross additions for the three months ended July 31, 2005 were essentially flat compared to the same prior-year period due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. The percent of cumulative TiVo-Owned subscriptions paying recurring fees increased to 51% during the quarter due to the fact that 71% of TiVo-Owned subscription gross additions chose a monthly fee option. DIRECTV subscription net additions were slightly lower than the same prior-year period.

We offer a product lifetime subscription, under which consumers can purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. As of July 31, 2005, 83,000 product lifetime subscriptions, or approximately 2.3% of our total installed subscription base had exceeded the four-year period we use to recognize product lifetime subscription revenues but had made contact to the TiVo service within the prior six months. We continue to incur costs of services for these subscriptions without corresponding revenue.

In the past, we offered to some of our consumer electronics partners a reduced functionality version of the TiVo service called TiVo Basic that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

TiVo-Owned Churn Rate per month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing subscribers by providing services that are competitive in the market. Management believes factors such as service enhancements, higher customer satisfaction, and improved customer support, may lower this metric. Conversely, management believes factors such as increased competition and increased price sensitivity may cause our TiVo-Owned churn rate per month to increase.

We define the TiVo-Owned Churn Rate per month as the TiVo-Owned subscription (including both monthly and product lifetime subscriptions) cancellations per month in the period divided by the average TiVo-Owned subscriptions for the period. We calculate average subscriptions by adding the average subscriptions for each month and dividing by the number of months in the period. We calculate average subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We are not aware of any uniform standards for calculating churn and caution that our presentation may not be consistent with that of other companies.

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
Average TiVo-Owned subscriptions	1,233	1,180	995	835	755	691	581	494
Tivo-Owned subscription cancellations	(37)	(32)	(25)	(16)	(15)	(14)	(7)	(5)

Tivo-Owned Churn Rate per month	-1.0%	-0.9%	-0.8%	-0.6%	-0.7%	-0.7%	-0.4%	-0.3%

The TiVo-Owned Churn Rate per month was 1.0% for the three months ended July 31, 2005, compared to 0.7% per month in the same prior-year period. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. The TiVo-Owned Churn rate per month of 1.0% for the three months ended July 31, 2005, is comprised of .1% attributable to these product lifetime subscriptions and .9% from cancellation of recurring subscriptions. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate will increase in future periods as a result of increased competition in the marketplace and increased churn from these product lifetime subscriptions.

Subscription Acquisition Cost (“SAC”) . Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs divided by TiVo-Owned subscription gross additions. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$7,574	$6,830	$11,529	$14,212	$6,026	$5,600	$4,742	$5,704
Rebates, revenue share, and other payments to channel	5,988	3,638	25,188	17,944	6,576	4,988	4,114	3,897
Hardware revenues	(4,649)	(10,526)	(50,452)	(27,894)	(18,592)	(14,337)	(25,537)	(24,479)
Cost of hardware revenues	6,565	15,642	52,267	28,486	22,720	16,850	26,687	25,413

Total Acquisition Costs	15,478	15,584	38,532	32,748	16,730	13,101	10,006	10,535

TiVo-Owned Subscription Gross Additions	77	104	276	119	78	82	137	64
Subscription Acquisition Costs (SAC)	$201	$150	$140	$275	$214	$160	$73	$165

	Twelve Months Ended
	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$40,145	$38,597	$37,367	$30,580	$22,072	$20,548	$18,947	$18,170
Rebates, revenue share, and other payments to channel	52,758	53,346	54,696	33,622	19,575	11,790	9,159	10,257
Hardware revenues	(93,521)	(107,464)	(111,275)	(86,360)	(82,945)	(72,410)	(72,882)	(61,856)
Cost of hardware revenues	102,960	119,115	120,323	94,743	91,670	77,508	74,836	62,197

Total Acquisition Costs	102,342	103,594	101,111	72,585	50,372	37,436	30,060	28,768

TiVo-Owned Subscription Gross Additions	576	576	555	416	362	323	282	224
Subscription Acquisition Costs (SAC)	$178	$180	$182	$174	$139	$116	$106	$128

During the three months ended July 31, 2005, our total acquisition costs were $15.5 million, and SAC was $201. Comparatively, total acquisition costs for the three months ended July 31, 2004 were $16.7 million and SAC was $214. SAC decreased by $13 or 6.1% for the three months ended July 31, 2005 compared to the prior-year period. During the twelve months ended July 31, 2005, our total acquisition costs increased by $52.0 million from the prior twelve months ended July 31, 2004, and SAC increased by $39 from $139 to $178 for the twelve months ended July 31, 2004 and 2005 respectively, due primarily to increased rebate expenses and payments to retailers.

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing expense during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter.

Average Revenue Per Subscription (“ARPU”). Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues, and as a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

We calculate ARPU per month for TiVo-Owned subscriptions by subtracting DIRECTV-related service revenues (which includes DIRECTV subscription service revenues and DIRECTV-related advertising revenues) from our total reported service revenues and dividing the result by the number of months in the period. We then divide by average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation and reconciles ARPU for TiVo-Owned subscriptions to our reported service and technology revenues:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
	(In thousands, except ARPU)
Service and Technology revenues	$40,674	$40,020	$34,165	$28,377	$27,760	$25,174	$21,209	$22,674
Less: Technology revenues	(425)	(1,676)	(1,169)	(699)	(3,427)	(3,015)	(2,126)	(6,656)

Total Service revenues	40,249	38,344	32,996	27,678	24,333	22,159	19,083	16,018
Less: DIRECTV-related service revenues	(7,485)	(7,099)	(6,762)	(5,782)	(4,739)	(3,815)	(3,548)	(3,055)

TiVo-Owned-related service revenues	32,764	31,245	26,234	21,896	19,594	18,344	15,535	12,963
Average TiVo-Owned revenues per month	10,921	10,415	8,745	7,299	6,531	6,115	5,178	4,321
Average TiVo-Owned per month subscriptions	1,233	1,180	995	835	755	691	581	494

TiVo-Owned ARPU per month	$8.86	$8.83	$8.79	$8.74	$8.66	$8.85	$8.91	$8.75

TiVo-Owned ARPU per month for the three months ended July 31, 2005 increased from the three months ended July 31, 2004 to $8.86 from $8.66, due to increased volume of monthly subscriptions. The impact on ARPU of this increase in monthly subscriptions was partially offset by two factors: (1) an increase in the number of TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue ends; and (2) the impact of our multi-subscription discount, under which some of our recurring revenue subscriptions pay only $6.95 per month.

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

	Three Months Ended
DIRECTV Average Revenue per Subscription	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
	(In thousands, except ARPU)
Service and Technology revenues	$40,674	$40,020	$34,165	$28,377	$27,760	$25,174	$21,209	$22,674
Less: Technology revenues	(425)	(1,676)	(1,169)	(699)	(3,427)	(3,015)	(2,126)	(6,656)

Total Service revenues	40,249	38,344	32,996	27,678	24,333	22,159	19,083	16,018
Less: TiVo-Owned-related service revenues	(32,764)	(31,245)	(26,234)	(21,896)	(19,594)	(18,344)	(15,535)	(12,963)

DIRECTV-related service revenues	7,485	7,099	6,762	5,782	4,739	3,815	3,548	3,055
Average DIRECTV revenues per month	2,495	2,366	2,254	1,927	1,580	1,272	1,183	1,018
Average DIRECTV per month subscriptions	2,200	1,994	1,622	1,238	988	770	572	390

DIRECTV ARPU per month	$1.13	$1.19	$1.39	$1.56	$1.60	$1.65	$2.07	$2.61

ARPU per month for DIRECTV subscriptions for the three months ended July 31, 2005 decreased from the same-year prior period to $1.13 from $1.60. The decrease in ARPU per month for DIRECTV is the result of the addition of new DIRECTV subscriptions. While these more recent DIRECTV subscription additions offer lower recurring revenues than subscriptions added during earlier phases of our DIRECTV relationship, they result in more attractive percent margins because they involve limited or no acquisition costs and lower recurring expenses.

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

Recognition Period for Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of July 31, 2005, 83,000 product lifetime subscriptions, or 2.3% of our total installed subscription base of TiVo-Owned and DIRECTV subscriptions, had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. If the useful life of the DVR were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

Engineering Professional Services Project Cost Estimates. For engineering professional services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering professional services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering professional services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering professional services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering professional services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rate and Sales Incentives Programs. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. The most recent programs have ranged from 50% to 67% averaging 57%. As of July 31, 2005, we recorded an accrual of $455,000 for rebates. Based on our results for the six months ended July 31, 2005, a one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in expense of $556,200. Upon completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. Additionally, we record an estimated potential liability for our consumer discount programs that are based on the number of estimated sell-through units for the programs. During the quarter ended July 31, 2005, we offered a $50 discount and a $100 discount program to all retailers, which resulted in the recording of an accrual of $3.5 million for the quarter. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. During the six months ended July 31, 2005, as a result of such an assessment, we recorded a charge to cost of hardware revenues of $3.2 million related to a write-down of inventory and inventory that we are committed to purchase, of which $2.4 million is still remaining in our inventory reserves as of July 31, 2005. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is February 1, 2006, with early adoption permitted. We have no plans for early adoption.

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

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position based on our current share based awards to employees. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the Stock Compensation disclosure included in Note 3 to our consolidated financial statements.

Results of Operations

Net revenues. Net revenues for the three and six months ended July 31, 2005 and 2004 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2005		2004		2005		2004
	(In thousands, except percentages)
Service revenues	$40,249	102%	$24,333	61%	$78,593	91%	$46,492	63%
Technology revenues	425	1%	3,427	9%	2,101	2%	6,442	9%
Hardware revenues	4,649	12%	18,592	47%	15,175	18%	32,929	44%
Rebates, revenue share, and other payments to channel	(5,988)	-15%	(6,576)	-17%	(9,626)	-11%	(11,564)	-16%

Net revenues	$39,335		$39,776		$86,243		$74,299

Change from same prior-year period	-1%		49%		16%		35%

•	Service Revenues. Service revenues for the three and six months ended July 31, 2005 increased 65% and 69% or $15.9 and $32.1 million, respectively over the service revenues for the three and six months ended July 31, 2004. This increase was primarily due to the growth in our subscription base. During the three months ended July 31, 2005, we activated 254,000 new subscriptions to the TiVo service bringing the total installed subscription base to nearly 3.6 million as of July 31, 2005, almost double the installed base of 1.9 million subscriptions as of July 31, 2004. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows. Revenues from advertising and research services included in service revenues, while not material during these periods, have increased.

•	Technology Revenues. In the three and six months ended July 31, 2005, we derived 1% and 2% of our net revenues, or $425,000 and $2.1 million from licensing and engineering professional services, respectively. Technology revenues for the three and six months ended July 31, 2005 were 88% and 67% lower than the same period last year. During the three months ended July 31, 2005, we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded a reduction of $435,000 in technology revenues. Technology revenue for the three and six months ended July 31, 2005 is largely a result of amortization of deferred revenue on existing contracts, where development services have been substantially completed. We expect technology revenues to increase as the Comcast contract activity increases. To date the Comcast development work is in the preliminary stages as the companies work towards an agreement of the engineering professional services to be delivered and revenue has been deferred. One related party customer generated $436,000 of technology revenues or 1%, of net revenues for the three months ended July 31, 2004.

•

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and six months ended July 31, 2005 were 12% and 18% of our net revenues, respectively. For the same prior year periods, hardware revenues were 47% and 44% of our net revenues, respectively. One retail customer generated $684,000 and $5.2 million of hardware revenues for the three and six months ended July 31, 2005, respectively. The same retail customer generated $10.8 million and $17.1 million of hardware revenues for the three and six months ended July 31, 2004. The decrease in hardware revenues is largely a result of decreased hardware sales volume due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. Additionally, the average selling price has declined quarter-over-quarter due to consumer incentive programs including, one program which offered a free DVR with the purchase of an annual or lifetime product subscription.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our consolidated statements of operations. Rebates, revenue share, and other payments to channel decreased by $588,000 for the three months ended July 31, 2005 and decreased by $1.9 million for the six months ended July 31, 2005 as compared to the same prior year periods. The primary contributor to the decrease in rebates, revenue share, and other payments to channel was a reversal of our consumer rebate expense accrual. Consumer rebate expenses were ($1.3) million and ($2.2) million, respectively, for the three and six months ended July 31, 2005, as compared to $2.2 million and $3.8 million, respectively for the three and six months ended July 31, 2004. The reversal of rebate expense during the three months ended July 31, 2005 was primarily due to lower than expected rebate redemptions on expired programs. During the quarter ended July 31, 2005, we offered a $50 discount and a $100 discount program to all retailers, which resulted in the recording of an accrual of $3.5 million for the quarter. We expect our fiscal year 2006 payments to be higher due to our planned increased investment in subscription acquisition activities.

Of the total service revenues and technology revenues for the three and six months ended July 31, 2004, $1.7 million and $6.8 million, respectively, were generated from related parties.

Cost of service and technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Cost of service revenues	$6,859	$6,836	$15,498	$12,429
Cost of technology revenues	$599	$2,708	$826	$4,670

Cost of service and technology revenues	$7,458	$9,544	$16,324	$17,099

Change from same prior-year period	-22%	38%	-5%	16%
Percentage of service and technology revenues	18%	34%	20%	32%
Service gross margin	$33,390	$17,497	$63,095	$34,063
Technology gross margin	$(174)	$719	$1,275	$1,772
Service gross margin as a percentage of Service Revenue	83%	72%	80%	73%
Technology gross margin as a percentage of Technology Revenue	-41%	21%	61%	28%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service revenues for the three months ended July 31, 2005 stayed flat as compared to the same prior-year period and for the six months ended July 31, 2005 increased 25% or by $3.1 million as compared to the same prior-year period. The six month increase was primarily due to total customer care center expenses that increased by 76% or by $2.4 million compared to the same prior-year period due to an increase in level of staffing during the three months ended July 31, 2004 from April 30, 2004. We expect to continue to increase customer care center expenses for fiscal year 2006. Additionally, credit card processing fees increased by 42% or by $542,000 for the six months ended July 31, 2005 primarily due to increased volume of subscription activity.

Cost of technology revenues decreased by 78% and 82% for the three and six months ended July 31, 2005, respectively as compared to the same prior-year period. During the three months ended July 31, 2005, we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded an expense of $598,000 in the three months ended July 31, 2005.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Cost of hardware revenues	$6,565	$22,720	$22,207	$39,570
Change from same prior-year period	-71%	165%	-44%	74%
Percentage of hardware revenues	141%	122%	146%	120%
Hardware gross margin	$(1,916)	$(4,128)	$(7,032)	$(6,641)
Hardware gross margin as a percentage of hardware revenue	-41%	-22%	-46%	-20%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The number of DVRs sold to our retailers and through our direct channel decreased by approximately 72% and 55% compared to the three and six months ended July 31, 2004, due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors and reduced investment in subscription acquisition activities. The combination of (1) lower overall hardware revenues and (2) a greater percentage of our hardware revenues sold through our direct sales channel resulted in reducing our gross margin loss for the quarter. However, the hardware gross margin loss for the six months ended July 31, 2005 increased due to $3.2 million in write-downs of inventory and inventory commitments in the three months ended April 30, 2005, based upon our assessment of product demand requirements and market and pricing conditions, of which $2.4 million is still remaining in our inventory reserves as of July 31, 2005.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Research and development expenses	$9,778	$8,138	$20,682	$17,137
Change from same prior-year period	20%	41%	21%	52%
Percentage of net revenues	25%	20%	24%	23%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses for the three and six months ended July 31, 2005 increased 20% and 21%, respectively over the same prior-year period, primarily due to an increase in headcount committed to research and development activities.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Sales and marketing expenses	$7,574	$6,026	$14,404	$11,626
Change from same prior-year period	26%	34%	24%	37%
Percentage of net revenues	19%	15%	17%	16%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. The largest contributor to the increased sales and marketing expenses for the three and six months ended July 31, 2005, in terms of absolute dollars, was public relations and event expense that increased by 71% and 104% or by $467,000 and $1.2 million from the same prior-year periods, respectively. Another contributor was our advertising expense, including print and radio advertising, which increased by 56% and 65% or by $658,000 and $1.1 million for the same prior-year periods, respectively.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
General and administrative	$8,409	$3,794	$14,547	$8,033
Change from same prior-year period	122%	-7%	81%	2%
Percentage of net revenues	21%	10%	17%	11%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses for the three and six months ended July 31, 2005 increased 122% and 81%, respectively, compared to the same prior-year period. These increases were due primarily to increased legal and consulting expenses in connection with our ongoing lawsuits. For the three and six months ended July 31, 2005, these expenses increased $3.3 million and $4.1 million, respectively. Salaries and benefits expense increase by $516,000 and $2.0 million for the three and six months ended July 31, 2005 due to an increase in regular headcount of 16 personnel as compared to the same prior-year periods. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the Sony and EchoStar Communications patent infringement cases in the future. We expect these increased expenses will likely adversely affect our results of operations, by increasing our operating expenses, adversely impacting our financial position, and diverting additional cash flows to non-revenue generating activities, in the near-term.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2005 almost doubled in amount from the same prior-year periods. Although total cash and short term investments decreased to $103.8 million in the six months ended July 31, 2005 from $130.0 million in the same prior-year period, our interest income improved as a result of an increase to 2.81% in the average interest rate earned in the three months ended July 31, 2005 from 1.01% in the same prior-year period.

Interest expense and other. Interest expense and other for the three and six months ended July 31, 2005 was $2,000 and $3,000, respectively as compared to $668,000 and $1.3 million from the same prior-year periods primarily due to no outstanding convertible notes payable outstanding during fiscal year 2006.

Provision for income taxes. Income tax expense for the three and six months ended July 31, 2005 and 2004 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statements of operations data for our eight most recent quarters ended July 31, 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in our 2005 Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

	Three Months Ended
	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004	Oct 31, 2003
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$40,249	$38,344	$32,996	$27,678	$24,333	$22,159	$19,083	$16,018
Technology revenues	425	1,676	1,169	699	3,427	3,015	2,126	6,656
Hardware revenues	4,649	10,526	50,452	27,894	18,592	14,337	25,537	24,479
Rebates, revenue share, and other payments to channel	(5,988)	(3,638)	(25,188)	(17,944)	(6,576)	(4,988)	(4,114)	(3,897)

Net revenues	39,335	46,908	59,429	38,327	39,776	34,523	42,632	43,256
Cost of revenues
Cost of service revenues	6,859	8,639	10,426	6,505	6,836	5,593	5,252	4,370
Cost of technology revenues	599	227	440	1,465	2,708	1,962	2,496	4,464
Cost of hardware revenues	6,565	15,642	52,267	28,486	22,720	16,850	26,687	25,413

Total cost of revenues	14,023	24,508	63,133	36,456	32,264	24,405	34,435	34,247

Gross margin	25,312	22,400	(3,704)	1,871	7,512	10,118	8,197	9,009
Operating Expenses
Research and development	9,778	10,904	11,206	9,291	8,138	8,999	5,474	5,432
Sales and marketing	7,574	6,830	11,529	14,212	6,026	5,600	4,742	5,704
General and administrative	8,409	6,138	4,194	4,366	3,794	4,239	4,508	3,949

Loss from operations	(449)	(1,472)	(30,633)	(25,998)	(10,446)	(8,720)	(6,527)	(6,076)
Interest income	734	624	458	397	366	327	135	133
Interest expense and other	(2)	(1)	(3,464)	(671)	(668)	(656)	(5,672)	(1,330)

Income (loss) before income taxes	283	(849)	(33,639)	(26,272)	(10,748)	(9,049)	(12,064)	(7,273)
Provision for income taxes	(43)	(8)	(26)	(78)	(12)	(18)	(297)	(115)

Net Income (loss)	$240	$(857)	$(33,665)	$(26,350)	$(10,760)	$(9,067)	$(12,361)	$(7,388)

Net Income (loss) per common share basic and diluted	$0.00	$(0.01)	$(0.42)	$(0.33)	$(0.13)	$(0.11)	$(0.18)	$(0.11)

Weighted average common shares used to calculate basic net income (loss) per share	83,506	82,381	80,793	80,267	80,197	79,800	69,055	68,226

Weighted average common shares used to calculate diluted net income (loss) per share	86,479	82,381	80,793	80,267	80,197	79,800	69,055	68,226

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering professional services customers, and hardware customers. At July 31, 2005, we had $103.8 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2005	2004
Net cash used in operating activities	$(6,577)	$(13,771)
Net cash used in investing activities	(2,033)	(14,492)
Net cash provided by financing activities	10,538	2,321

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities from the six months ended July 31, 2004 as compared to the six months ended July 31, 2005, was largely attributable to the decrease in net loss incurred during each period. The primary change in net cash used in operating activities for the six months ended July 31, 2005 was a decrease of $17.2 million in accounts receivable, net, primarily due to the payments by retailers related to holiday inventory shipments. Another contributor to the decrease in net cash used in operations was an increase in service and technology revenues of $27.8 million compared to the same prior-year period due primarily to the growth in our total subscription base.

Cash from deferred revenues has increased because we sell product lifetime subscriptions and receive up front license and engineering professional services payments. These activities cause us to receive cash payments in advance of providing the services for which the cash is received, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

The decreases in net cash used in investing activities for the six months ended July 31, 2005 was primarily attributable to decreased purchases of short-term investments. During the six months ended July 31, 2005, we acquired intangible assets for $3.9 million. Additionally, we increased purchases of property and equipment to support our business.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2005, the principal source of cash generated from financing activities related to our borrowing under our revolving bank line of credit facility and the issuance of common stock for stock options exercised. These transactions generated $3.5 million and $5.9 million, respectively. Additionally, $1.2 million was obtained from the issuance of common stock through our employee stock purchase plan. For the six months ended July 31, 2004, the principal source of cash generated from financing activities related to the issuance of common stock through our employee stock purchase plan which generated $1.3 million. Additionally, $1.1 million was obtained from the issuance of common stock for stock options exercised.

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

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At July 31, 2005, we were in compliance with the covenants and had $8.0 million outstanding under the line of credit. The outstanding balance was repaid in its entirety in August 2005. The line of credit terminates and any and all borrowings are due. We have the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

As of July 31, 2005, we had contractual obligations to make the following cash payments:

	Payments by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$5,236	$1,668		$3,568	$—	$—
Bank line of credit	8,000	8,000	(1)	—	—	—
Purchase obligations	4,448	4,448		—	—	—

Total contractual cash obligations	$17,684	$14,116		$3,568	$—	$—

(1)	This amount is classified as due in less than one year because it was repaid in August 2005.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at July 31, 2005.

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve sustained profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the six months ended July 31, 2005 and 2004, our net loss was $(617,000) and $(10.8) million, respectively. As of July 31, 2005, we had an accumulated deficit of $(657.7) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Although we reached profitability for the three months ended July 31, 2005, we may not sustain or increase profitability on a quarterly or annual basis in the future.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.

The DVR market is rapidly evolving, and we expect to face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach sustained profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by consumer electronics companies, and DVRs offered by cable and satellite operators.

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and “VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. The TiVo Basic service offered on select TiVo-enabled DVD recorders made by Toshiba and Pioneer is an example of basic DVR functionality. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo service, required for most TiVo-enabled DVRs, and offered as an upgrade for select TiVo-enabled DVD recorders made by Toshiba and Pioneer, are examples of enhanced DVR functionality.

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

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-base recordings. DIRECTV has announced plans to introduce a competing DVR service this year from NDS.

•	Cable: Scientific-Atlanta and Motorola sell integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo. In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than 1.0 million Comcast subscribers in Washington State. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

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

We do not have written supply agreements with these suppliers. Therefore, they may not be contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

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

District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice our remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. On August 16, 2005, the United States Court of Appeals for the Federal Circuit affirmed in full the February 6, 2004 summary judgment ruling in favor of TiVo. We are incurring expenses in connection with this litigation, which may become material, and in the event there is an adverse outcome, our business could be harmed.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, is scheduled to commence in October 2005 although on August 20, 2005, the Court issued an order suspending the existing deadlines for pre-trial submissions in light of discussions between Sony and Command Audio concerning a possible negotiated resolution of the matter. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $5.6 million in legal expenses. The outcome of this matter and the extent of TiVo’s exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, our business could be harmed.

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

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”),

6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified us of the claims against it in this lawsuit as required by our agreement with Humax. On July 1, 2005, the defendants filed their answer and courterclaims. We intend to defend this action vigorously; however, we could be forced to incur material expenses in connection with this lawsuit and/or as a result of our indemnification obligations and, in the event there is an adverse outcome, our business could be harmed.

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

Our relationship with DIRECTV could be affected in the future by News Corp.’s acquisition of The DIRECTV Group. On December 22, 2003, News Corp. acquired General Motor’s 19.8% economic interest in Hughes, subsequently renamed The DIRECTV Group. Simultaneously, News Corp. acquired an additional 14.2% of The DIRECTV Group for a total of 34% of its outstanding stock. Now under News Corp.’s control DIRECTV has announced it plans to introduce an alternative DVR technology platform, created by NDS, which is majority-owned by News Corp., as well, in the fall of 2005. It is also possible News Corp. may slow the pace of DVR deployment by DIRECTV in an effort to protect its content businesses from perceived threats posed by DVRs. DIRECTV has recently announced that its core initiatives and new customer acquisition will focus on its new DVR from NDS. As a consequence, the growth in the number of DIRECTV customers with TiVo service could be harmed in the future resulting in the loss of future high margin revenues.

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

Any inability of our systems to accommodate our expected subscription growth, or any inability of our TiVo.com website to handle expected customer traffic, may cause service interruptions or delay our introduction of new services and limit our ability to sell the TiVo service and TiVo-enabled DVRs. We internally developed many of the systems we use to provide the TiVo service and perform other processing functions. The ability of these systems to scale as we rapidly add new subscriptions is unproven. We must continually improve these systems to accommodate subscription growth and add features and functionality to the TiVo service. Our inability to add software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services. Our inability to manage customer traffic and sales volume through our TiVo.com website could limit our ability to sell the TiVo service and TiVo-enabled DVRs in the future. If our website were to become unavailable for a significant amount of time, our ability to provide certain features of the TiVo service and our ability to service customers and sell the TiVo service and TiVo-enabled DVRs would be harmed.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of July 31, 2005, we had approximately 83,000 product lifetime subscriptions, or approximately 2.3% of our total installed subscription base of TiVo-Owned and DIRECTV subscriptions, that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

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

Entertainment companies or video distributors may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, one of our former competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC via TiVoToGo transfers. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our former competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

Entertainment companies or video distributors may claim that our advertising features violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to generate advertising revenues.

Entertainment companies or video distributors may claim that our advertising features violate copyright or trademark laws by being placed adjacent to, or on top of, existing video programming or advertising. Entertainment companies or video distributors may seek injunctions to prevent us from offering these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove advertising features from our DVRs, we may suffer reduced revenues as a result.

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

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We may incur significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. The Court scheduled jury selection to begin October 11 and 12, 2005 and trial is scheduled to begin October 24, 2005 in Marshall, Texas. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We could incur material expenses in this litigation.

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

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls. We record adjustments to our inventory, when appropriate, to reflect inventory at lower of cost or market. As a result, during the six months ended July 31, 2005, we recorded a charge to costs of goods sold of $3.2 million related to a write down of inventory and inventory that we are committed to purchase, of which $2.4 million is still remaining in our inventory reserves. In the future, we may be required to do additional write-downs of inventory as a result of future assessments.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more (or 30.01% or more in the case of America Online, Inc. and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more (or 30.01% or more in the case of America Online and its affiliates and associates until such time as America Online and its affiliates and associates cease to beneficially own any common shares) of our common stock. The rights are not exercisable as of the date of this filing. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

In August 2001, we issued five year warrants to convertible noteholders and bankers to purchase 2,046,570 shares and 145,834 shares of TiVo common stock, respectively, at an exercise price of $7.85 per share. The warrants expire in 2006. In October 2002 we issued to certain institutional investors three-year warrants to purchase 1,323,120 shares and four-year warrants to purchase 1,323,120 shares of TiVo common stock at an exercise price of $5.00. During June 2005, 1,029,095 warrants were exercised for 286,643 shares of common stock leaving a remaining 3,809,549 warrants. These warrants expire in 2006.

As of July 31, 2005, options to purchase a total of 18,673,953 shares were outstanding under our option and equity incentive plans, and there were 10,167,486 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through August 26, 2005, our common stock has closed between $71.50 per share and $2.55 per share, closing at $5.01 on August 26, 2005. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our future investments in subscription acquisition activities including rebate offers to consumers, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service and technology revenues;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses including expenditures related to lawsuits involving the Company such as the EchoStar patent infringement cases;

•	possible future increases in our operating expenses including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and DIRECTV subscriptions;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and sales incentive programs;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience measurement research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

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

The table below presents principal amounts and related weighted average interest rates as of July 31, 2005 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$103,823
Average interest rate	2.81%

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

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 135 Commonwealth Drive, Menlo Park, California on August 3, 2005. Out of 83,420,022 shares of Common Stock (as of the record date of June 8, 2005) entitled to vote at the meeting, 74,382,964 shares were present in person or by proxy.

The vote for nominated directors, to serve until the 2007 Annual Meeting of Stockholders, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
David H. Courtney	74,116,024	266,940

Thomas S. Rogers	74,208,282	174,682

Joseph Uva	70,430,150	3,952,814

The following directors terms of office continued after the meeting: Michael Ramsay, Charles B. Fruit, Randy Komisar, Mark W. Perry, Geoffrey Y. Yang, and David M. Zaslav.

The results of voting on the ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2006, were as follows:

IN FAVOR	OPPOSED	ABSTAIN
74,219,380	114,735	48,849

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0+	Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., dated June 28, 2005 (filed herewith).

10.1	Employment Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (filed herewith).

10.2	Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (filed herewith).

10.3	Employment Transition Agreement between Michael Ramsay and TiVo Inc., effective July 29, 2005 (filed herewith).

10.4	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.5	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.6	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.7	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.8	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated September 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated September 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” the Jump Logo, “Personal Video Recorder,” “See it, want it, get it,” “TiVoMatic,” “TiVo, TV Your Way,” “TiVolution,” the Thumbs Up Logo, the Thumbs Down Logo, “What you want, when you want it,” and WishList are registered trademarks of TiVo Inc.

“Active Preview,” “Home Media Option”, “Overtime Scheduler,” “Primetime Anytime,” “Season Pass,” and TiVo Series2 (logo and text) are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date:	September 9, 2005	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive
(Principal Executive Officer)

Date:	September 9, 2005	By:	/s/ DAVID H. COURTNEY
David H. Courtney
Executive Vice President,
Group Executive, Corporate Products & Services Group,
and Chief Financial Officer
(Principal Financial and Accounting Officer)