Form 10-Q
period 2005-10-31
TIVO INC
filed 2005-12-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒ .

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 85,125,642 as of November 28, 2005.

TIVO INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2005

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption “Part II, Item 1A. Risk Factors” in this quarterly report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 1A, Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2005	January 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,606	$87,245
Short-term investments	13,850	19,100
Accounts receivable, net of allowance for doubtful accounts of $483 and $104	29,592	25,879
Finished goods inventories	21,182	12,103
Prepaid expenses and other, current	8,019	4,476

Total current assets	149,249	148,803
LONG-TERM ASSETS
Property and equipment, net	7,742	7,780
Capitalized software and intangible assets, net	5,490	2,231
Prepaid expenses and other, long-term	752	1,238

Total long-term assets	13,984	11,249

Total assets	$163,233	$160,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Bank line of credit	$—	$4,500
Accounts payable	34,847	18,736
Accrued liabilities	30,546	33,173
Deferred revenue, current	47,366	42,017

Total current liabilities	112,759	98,426
LONG-TERM LIABILITIES
Deferred revenue, long-term	58,395	63,131
Deferred rent and other	894	1,187

Total long-term liabilities	59,289	64,318

Total liabilities	172,048	162,744
COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001:
Authorized shares are 10,000,000	—	—
Issued and outstanding shares - none
Common stock, par value $0.001:
Authorized shares are 150,000,000
Issued and outstanding shares are 85,041,261 and 82,280,876, respectively	85	82
Additional paid-in capital	665,807	654,746
Deferred compensation	(2,759)	(428)
Accumulated deficit	(671,948)	(657,092)

Total stockholders’ deficit	(8,815)	(2,692)

Total liabilities and stockholders’ deficit	$163,233	$160,052

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenues
Service and technology revenues (includes $0 and $6,805 from related parties for the three and nine months ended October 31, 2004, respectively)	$43,197	$28,377	$123,891	$81,311
Hardware revenues	24,652	27,894	39,827	60,823
Rebates, revenue share, and other payments to channel	(18,234)	(17,944)	(27,860)	(29,508)

Net revenues	49,615	38,327	135,858	112,626
Cost of revenues
Cost of service and technology revenues	8,508	7,970	24,832	25,069
Cost of hardware revenues	24,742	28,486	46,949	68,056

Total cost of revenues	33,250	36,456	71,781	93,125

Gross margin	16,365	1,871	64,077	19,501

Research and development	9,712	9,291	30,394	26,428
Sales and marketing (includes $0 and $1,100 to related parties for the three and nine months ended October 31, 2004, respectively)	10,006	14,212	24,410	25,838
General and administrative	11,702	4,366	26,249	12,399

Total operating expenses	31,420	27,869	81,053	64,665

Loss from operations	(15,055)	(25,998)	(16,976)	(45,164)
Interest income	826	397	2,184	1,090
Interest expense and other	(10)	(671)	(13)	(1,995)

Loss before income taxes	(14,239)	(26,272)	(14,805)	(46,069)
Provision for income taxes	—	(78)	(51)	(108)

Net loss	$(14,239)	$(26,350)	$(14,856)	$(46,177)

Net loss per common share - basic and diluted	$(0.17)	$(0.33)	$(0.18)	$(0.58)

Weighted average common shares used to calculate basic and diluted net loss per share	84,200,655	80,266,784	83,362,402	80,087,792

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE JANUARY 31, 2005	82,280,876	$82	$654,746	$(428)	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	342,424	1	1,318			1,319
Issuance of common stock related to employee stock purchase plan	245,655		1,175			1,175
Retirement due to forfeiture of unvested restricted common stock	(30,510)		(260)	260		—
Recognition of stock based compensation benefit, net				(58)		(58)
Net loss					(857)	(857)

BALANCE APRIL 30, 2005	82,838,445	83	656,979	(226)	(657,949)	(1,113)
Issuance of common stock related to exercise of common stock options	968,900	1	4,543			4,544
Cashless exercise of 1,029,095 warrants resulting in the net issuance of 286,643 shares of common stock	286,643					—
Retirement due to forfeiture of unvested restricted common stock			(300)	300		—
Issuance of restricted shares of common stock	350,000		2,282	(2,282)		—
Recognition of stock based compensation benefit, net				(59)		(59)
Net income					240	240

BALANCE JULY 31, 2005	84,443,988	84	663,504	(2,267)	(657,709)	3,612
Issuance of common stock related to exercise of common stock options	164,114		580			580
Issuance of common stock related to employee stock purchase plan	259,240	1	1,066			1,067
Cashless exercise of 294,025 warrants resulting in the net issuance of 51,547 shares of common stock	51,547
Retirement due to forfeiture of unvested restricted common stock	(7,628)		(65)	65		—
Issuance of restricted shares of common stock	130,000		652	(652)		—
Deferred compensation for option vesting acceleration			70	(70)
Recognition of stock based compensation expense, net				165		165
Net loss					(14,239)	(14,239)

BALANCE OCTOBER 31, 2005	85,041,261	$85	$665,807	$(2,759)	$(671,948)	$(8,815)

The accompanying notes are an integral part of these consolidated statements

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,856)	$(46,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	4,589	3,289
Loss on disposal of fixed assets	2	375
Non-cash interest expense	—	1,416
Recognition of stock-based compensation expense	48	803
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 from related parties for the nine months ended October 31, 2004)	(3,713)	(13,027)
Finished goods inventories	(9,079)	(27,868)
Prepaid expenses and other, current (change includes $2,832 to related parties for the nine months ended October 31, 2004)	(3,543)	(110)
Prepaid expenses and other, long-term (change includes $3,268 to related parties for the nine months ended October 31, 2004)	486	2,165
Accounts payable	16,111	10,115
Accrued liabilities (change includes $(880) to related parties for the nine months ended October 31, 2004)	(2,627)	8,935
Deferred revenue, current (change includes $(1,814) from related parties for the nine months ended October 31, 2004)	5,349	1,033
Deferred revenue, long-term	(4,736)	4,138
Deferred rent and other long-term liabilities	(293)	(88)

Net cash used in operating activities	$(12,262)	$(55,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(5,375)	(19,750)
Sales of short-term investments	10,625	7,050
Acquisition of property and equipment	(3,897)	(3,501)
Acquisition of capitalized software and intangibles	(3,915)	—

Net cash used in investing activities	$(2,562)	$(16,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	3,500	—
Payments to bank line of credit	(8,000)	—
Proceeds from issuance of common stock related to employee stock purchase plan	2,242	2,408
Proceeds from issuance of common stock related to exercise of common stock options	6,443	1,391

Net cash provided by financing activities	$4,185	$3,799

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,639)	$(67,403)

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2005	2004
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	87,245	138,210

Balance at end of period	$76,606	$70,807

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$(13)	$(584)
Cash paid for income taxes	$(51)	$(108)
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	(625)	(144)
Issuance of restricted common stock	2,934	—
Issuance of common stock for purchase of patent rights	—	(306)
Deferred compensation recorded from issuance of stock options at option price at less than fair market value	—	(300)
Deferred compensation recorded from acceleration of stock option vesting	70	—

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

TiVo is a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television, with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ recordings, and online scheduling, and is designed to make the TiVo DVR the focal point of the digital living room, a center for sharing and experiencing television, music, photos, and other content. Today, through agreements with leading cable and satellite operators such as, Comcast, Cablevision, Cebridge Connections, the National Cable Television Cooperative, DIRECTV and our network of leading consumer electronics retailers, we are capitalizing on the strength of our brand and the popularity of our technology among consumers to expand the distribution of the TiVo-enabled DVRs. The TiVo service is also at the forefront of providing innovative marketing solutions for the television industry, including a unique platform for advertisers and audience measurement research. As awareness of our brand increases and consumer adoption grows, we remain focused on extending and protecting our intellectual property, promoting and leveraging our brand for future partnerships, and improving our market share and financial position. Our financial strength and ability to adapt to current market and economic conditions are dependent in part on our ability to generate positive cash flow in the future, effective management of working capital and funding commitments, as well as the growth of our business.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2005 and January 31, 2005 and the results of operations for the three and nine-month periods ended October 31, 2005 and 2004 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2005 and 2004. Additionally, included is the unaudited statement of stockholders’ equity (deficit) for the three month periods ended April 30, 2005, July 31, 2005 and October 31, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2005 and 2004, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the three and nine-month period ended October 31, 2005 are not necessarily indicative of results that may be expected for the year ending January 31, 2006.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentations. The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments for the fiscal year ended January 31, 2004 and nine months ended October 31, 2004.

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

Finished Goods Inventories

TiVo maintains a finished goods inventory of DVRs throughout the year. Inventories are stated at the lower of cost or net realizable value on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at lower of cost or market. During the three months ended April 30, 2005, as a result of such assessment, the Company recorded a charge to cost of hardware revenues of $3.2 million related to losses from inventory write-downs and inventory that it was committed to purchase. As that inventory has been sold, the corresponding reserves have been depleted. As of October 31, 2005, $546,000 is still remaining in inventory reserves relating to the write off.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repair expenditures are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixture	3-5 years
Computer and office equipment	3-5 years
Lab equipment	3 years
Leasehold improvements	The shorter of 7 years or the life of the lease
Capitalized software for internal use	1-5 years

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short, and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights carried at cost less accumulated amortization. Useful lives generally range from five years to seven years.

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

Service Revenues. Included in service revenues are revenues from monthly, annual, and product lifetime subscription fees for the TiVo service. Monthly and annual subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. Also included in service revenues are provisioning fees received from third parties, such as DIRECTV.

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

In arrangements which include engineering professional services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company has accepted engineering professional services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. If the Company is not able to estimate total project revenues, total costs, or progress toward completion, but is able to estimate that no loss will be incurred on an arrangement, the Company recognizes revenue to the extent of incremental direct costs until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period the maintenance and support or other services are provided.

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

Under certain marketing and pricing programs offered to consumers through its website or otherwise, the Company may offer DVRs for no cost or DVRs at a discounted price when bundled with a pre-paid subscription or a commitment to pay for a subscription for a minimum period of time such as one or more years. These are multiple element arrangements under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and therefore revenue is allocated to the DVR and subscription based on their relative fair values. To the extent that the cost of the DVR exceeds the revenue allocated to the DVR, the excess costs are deferred and amortized over the period of the subscription. If a loss is incurred on the total arrangement, then the loss accrual is expensed at the time of shipment of the DVR. As of October 31, 2005, the Company deferred $1.1 million in hardware costs for these programs. The Company did not defer any hardware costs as of January 31, 2005.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. TiVo’s policy is to expense these payments when they are incurred as well as when they are fixed or determinable. The Company also records rebates offered to consumers as a reduction to revenue. The Company records a liability for estimated future rebate redemption at the later of the delivery of the hardware or announcement of the rebate program.

Deferred Revenues. Deferred revenues consists of unrecognized service and technology fees that have been collected, but the related service has not yet been provided or VSOE of fair value does not exist for the undelivered elements of an arrangement.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $3.5 million and $6.3 million for the three and nine months ended October 31, 2005, respectively, and $8.9 million and $10.7 million for the three and nine months ended October 31, 2004, respectively.

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

Interest Expense and Other

Included in interest expense for the three and nine months ended October 31, 2004 are cash charges for coupon interest expense related to the convertible notes payable. Included in non-cash interest expense for the three and nine months ended October 31, 2004 is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

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

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 15% and 13% of net revenues for the nine months ended October 31, 2005 and 2004, respectively. The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” (FAS 123(R)) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of FAS 123(R) for the Company’s consolidated financial statements is February 1, 2006, with early adoption permitted. The Company has no plans for early adoption.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position based on its current share based awards to employees. The exact impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had the Company adopted Statement 123(R) in prior periods, the impact of that adoption likely would have approximated the stock compensation disclosure included in Note 3 to the Company’s condensed consolidated financial statements.

3. STOCK-BASED COMPENSATION PLANS

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the nine months ended October 31, 2005, options to purchase 5,518,750 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. The weighted average fair value of the stock options granted with an exercise price equal to fair market value on date of grant, during the nine months ended October 31, 2005 was $4.66 per share. During the nine months ended October 31, 2005, 38,138 shares of unvested restricted stock that previously had been granted to employees were retired due to forfeiture resulting in a reversal of $625,000 of deferred compensation on the condensed consolidated balance sheet. This offset an increase of $3.0 million in deferred compensation that was recognized upon the following:

1)	Issuance of 350,000 shares of restricted stock to the Chief Executive Officer, pursuant to his employment contract. The corresponding non-cash stock compensation expense will be recognized ratably over the 48 month vesting period. These shares of restricted stock had a market value on the date of issuance of $6.52 per share and vest 25% on each anniversary date of his employment with the first vesting to occur on July 1, 2006.

2)	Issuance of a total of 130,000 shares of restricted stock to several of TiVo’s executive management team for retention and incentive purposes. The corresponding non-cash stock compensation expense will be recognized ratably over the 12 month vesting period. These shares of restricted stock had a market value on October 6, 2005, the date of issuance, of $5.02 per share and vest 100% on the one-year anniversary date of these agreements.

3)	Acceleration of existing stock options for the Chief Financial Officer pursuant to his Employment Transition and Separation Agreement. The corresponding non-cash stock compensation expense of $70,000 will be recognized ratably over the next 6 1/2 months, and will be fully amortized upon the earlier of his termination date or April 15, 2006.

Pursuant to his employment contract, the Chief Executive Officer also was granted 1,000,000 shares of stock appreciation rights with an exercise price $6.52, which was the fair market value on the date of issuance. These stock appreciation rights vest ratably over 48 months. The Company did not record any deferred compensation or non-cash stock compensation expense as of October 31, 2005, as the market value of the stock on that date was below the exercise price. Deferred compensation will be re-measured quarterly based on the market value as of the last trading day of the quarter. Non-cash stock compensation expense will be amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

There were 504,895 shares issued to employees under the Company’s ESPP during the nine months ended October 31, 2005. The weighted average fair value of the offerings to purchase ESPP shares for the nine months ended October 31, 2005 was $2.23 per share.

During the nine months ended October 31, 2005, a reversal of $466,000 in stock based compensation expense was recorded as a result of the forfeiture of unvested restricted common stock during the quarter. Stock based compensation expense for the nine months ended October 31, 2005 was $48,000.

During the nine months ended October 31, 2004, options to purchase 3,422,950 shares were granted under the stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. During this period, options to purchase 150,000 shares were granted with exercise prices less than market price at the date of grant, and there were no stock options granted with exercise prices greater than market price at the date of grant during this period. The weighted average fair value of the stock options granted during the nine months ended October 31, 2004 was $3.00 per share. The weighted average fair value of the stock options granted with exercise prices below fair market value on the date of grant during the nine months ended October 31, 2004 was $2.98. During the nine months ended October 31, 2004, 16,852 shares of unvested restricted stock that had been granted to an employee were retired due to forfeiture resulting in a reversal of $144,000 of deferred compensation. Stock-based compensation expense recognized for the nine months ended October 31, 2004 was $803,000.

There were 434,083 shares issued to employees under the Company’s ESPP during the nine months ended October 31, 2004. The weighted average fair value of the offerings to purchase these ESPP shares for the nine months ended October 31, 2004 was $2.22 per share.

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s ESPP for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss, as reported	$(14,239)	$(26,350)	$(14,856)	$(46,177)
Add back: stock based compensation expense (benefit) recognized, net of related tax effects	165	253	48	803
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,869)	(2,621)	(7,702)	(8,759)

Net loss, proforma	$(16,943)	$(28,718)	$(22,510)	$(54,133)

Net loss, per common share basic and diluted, as reported	$(0.17)	$(0.33)	$(0.18)	$(0.58)

Net loss, per common share basic and diluted, proforma	$(0.20)	$(0.36)	$(0.27)	$(0.68)

The fair values of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes Option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP		Stock Options
	Three Months Ended October 31,
Weighted Average Assumptions	2005	2004	2005	2004
Expected term (in years)	0.5	0.5	3.3	4.0
Volatility	50%	60%	50%	60%
Average risk free interest rate	3.79%	1.74%	4.21%	3.18%

	ESPP		Stock Options
	Nine Months Ended October 31,
Weighted Average Assumptions	2005	2004	2005	2004
Expected term (in years)	0.5	0.5	3.9	3.6
Volatility	57%	55%	60%	53%
Average risk free interest rate	3.38%	1.48%	3.64%	3.31%

The Black Scholes Option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock.

4. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding repurchasable common stock and unvested restricted stock. The weighted average number of shares outstanding used in the computation of basic and diluted net loss per common share does not include the effect of the following potentially outstanding common shares. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per common share because the effect would have been antidilutive:

	As of October 31,
	2005	2004
	(In thousands)
Repurchasable common stock	12	533
Unvested restricted stock outstanding	480	57
Common shares issuable for convertible notes payable	—	2,619
Options to purchase common stock	18,092	15,652
Potential shares to be issued from ESPP	277	779
Warrants to purchase common stock	3,516	4,844

Total	22,377	24,484

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	October 31, 2005	January 31, 2005
	(In thousands)
Furniture and fixtures	$3,149	$3,149
Computer and office equipment	20,171	17,360
Lab equipment	2,282	1,930
Leasehold improvements	5,846	4,852
Capitalized software	9,132	8,551

Total property and equipment	40,580	35,842
Less: accumulated depreciation and amortization	(32,838)	(28,062)

Property and equipment, net	$7,742	$7,780

6. CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	October 31, 2005	January 31, 2005
	(In thousands)
Capitalized software	$1,951	$1,951
Intellectual property rights	4,265	350

Capitalized software and intangible assets, gross	6,216	2,301
Less: accumulated amortization	(726)	(70)

Capitalized software and intangible assets, net	$5,490	$2,231

The total expected future annual amortization expense related to capitalize software and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for capitalized software and five to seven years for intellectual property rights. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2006 (3 months)	$283
January 31, 2007	1,033
January 31, 2008	1,033
January 31, 2009	1,000
January 31, 2010	929
January 31, 2011	559
There after	653

Total	$5,490

7. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At October 31, 2005 and 2004, the accrued warranty reserve was $830,000 and $560,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

	2005	2004
	(In thousands)
Balance at January 31	$675	$616
Additional warranties issued	383	467
Adjustments to warranty reserve estimates	698	(15)
Settlement during the period	(926)	(508)

Balance at October 31	$830	$560

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services, and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In particular, as the Company has disclosed in Note 8, it is currently indemnifying Sony against a claim of intellectual property infringement brought by Command Audio and is indemnifying Humax against a claim of intellectual property infringement brought by EchoStar Technologies Corporation in connection with each companies’ manufacture and sale of TiVo devices.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party, and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. In September 1999, TiVo received letters from Time Warner, Inc. and Fox Television stating that TiVo’s personal television service exploits these companies’ copyrights without the necessary licenses. The Company believes that the TiVo service does not infringe on these copyrights and believes that there will not be an adverse impact as a result of these letters.

On September 25, 2001, Pause Technology LLC filed a complaint against TiVo in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that TiVo has willfully and deliberately infringed this patent by making, selling, offering to sell, and using within the United States the TiVo digital video recorder. Pause Technology seeks unspecified monetary damages as well as an injunction against TiVo’s operations. It also seeks attorneys’ fees and costs. On February 6, 2004, TiVo obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that the Company’s software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in the Company’s favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice the Company’s remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. On August 16, 2005, the United States Court of Appeals for the Federal Circuit affirmed in full the February 6, 2004 summary judgment ruling in favor of TiVo. The Company is incurring expenses in connection with this litigation.

On February 5, 2002, Sony Corporation notified TiVo that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio, U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. Under the terms of the Company’s agreement with Sony governing the distribution of certain digital video recorders that enable the TiVo service, TiVo is required to indemnify Sony against any and all claims, damages, liabilities, costs and expenses relating to claims that its technology infringes upon intellectual property rights owned by third parties. On June 15, 2004, the Court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or enforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. On May 12, 2005, the Court granted Sony’s motion for partial summary judgment regarding damages. The Court found that Command Audio may not recover any royalties or other damages for sales of allegedly infringing products by Sony that occurred prior to December 4, 2001, the date on which the United States Patent and Trademark Office issued a certificate of correction for the ‘195 patent. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, has been suspended by the Court, in light of discussions between Sony and Command Audio concerning a possible negotiated resolution of the matter. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expense relating to claims that our technology infringes upon intellectual property rights owned by third parties. The Company believes Sony has meritorious defenses against this lawsuit; however, due to its indemnification obligations, the Company is incurring expenses in connection with this litigation. Since February 2002, the Company has incurred $5.8 million in legal expenses. The outcome of this matter and the extent of TiVo’s potential exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, the Company’s business could be harmed.

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer the Company’s patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. Trial is currently scheduled to commence in March 2006, in Marshall, Texas. The Company seeks unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in connection with this lawsuit and/or as a result of its indemnification obligations and, in the event there is an adverse outcome, the Company’s business could be harmed.

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

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005, and Mr. Igbinadolor must file his brief by December 19, 2005. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, the Company’s business could be harmed.

Securities Litigation. On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from September 30, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these alleged arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, TiVo’s officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On August 31, 2005, the Court issued an order scheduling a fairness hearing for April 2006 to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of October 31, 2005.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2005, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $265,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the nine months ended October 31, 2005 and 2004 was $2.2 million and $2.2 million, respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease. The Company also has operating leases for administrative office space in San Francisco and in New York.

Operating lease cash payments for the nine months ended October 31, 2005 and 2004 were $2.6 million and $2.3 million, respectively.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000, of which $57,000 remains as of October 31, 2005.

Future minimum operating lease payments as of October 31, 2005, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2006 (3 months)	$864
January 31, 2007	3,395
January 31, 2008	273

Total	$4,532

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

Under the agreement, Comcast paid TiVo an upfront fee that the Company has recorded as deferred revenue. To date, the development work is in the preliminary stages, as the companies work towards an agreement of the engineering professional services to be delivered. Development costs to date are $1.8 million and are classified on the balances sheet under prepaid and other current assets.

Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the advertising management system.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments. Development and deployment of the TiVo service software solution and advertising management system is targeted to occur within two years from the date of the agreement, with certain consequences, including, but not limited to, termination of the agreement, in the event development of the TiVo service software solution has not been completed by such date. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TiVo is a leading provider of technology and services for digital video recorders, or DVRs, a rapidly growing consumer electronics category. Our subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television, with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ recordings, and online scheduling, and is designed to make the TiVo DVR the focal point of the digital living room, a center for sharing and experiencing television, music, photos, and other content. Today, through agreements with leading cable and satellite operators such as, Comcast, Cablevision, Cebridge Connections, the National Cable Television Cooperative, DIRECTV and our network of leading consumer electronics retailers, we are capitalizing on the strength of our brand and the popularity of our technology among consumers to expand the distribution of the TiVo-enabled DVRs. The TiVo service is also at the forefront of providing innovative marketing solutions for the television industry, including a unique platform for advertisers and audience measurement research. As awareness of our brand increases and consumer adoption grows, we remain focused on extending and protecting our intellectual property, promoting and leveraging our brand for future partnerships, and improving our market share and financial position. Our financial strength and ability to adapt to current market and economic conditions are dependent in part on our generation of positive cash flow, effective management of working capital and funding commitments, as well as the growth of our business.

Executive Overview and Outlook

During the three and nine months ended October 31, 2005, we experienced growth in our overall subscription base and subscription revenues. Through our continued investment in marketing and research and development, we increased our subscription base, with the majority of our new subscriptions coming from DIRECTV. We have elected to invest in a substantial marketing campaign during the second half of fiscal year 2006 to promote and leverage the TiVo brand to expand our subscription base and for future partnerships. For the remainder of fiscal year 2006, we plan to continue our spending on subscription acquisition activities, including promotional rebate offers, radio, online, and limited television advertising, in order to more aggressively grow our market share, by acquiring more new subscriptions than we believe we otherwise would without such increased investment

The following table sets forth selected information for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Service and technology revenues	$43,197	$28,377	$123,891	$81,311
Net revenues	$49,615	$38,327	$135,858	$112,626
Cost of revenues	(33,250)	(36,456)	(71,781)	(93,125)
Operating expenses	(31,420)	(27,869)	(81,053)	(64,665)

Loss from operations	$(15,055)	$(25,998)	$(16,976)	$(45,164)

Cash flows from operating activities			$(12,262)	$(55,001)

Service and Technology Revenues. Our service and technology revenues increased $14.8 million or 52% during the three months ended October 31, 2005 compared to the same prior-year period. This increase was primarily due to the growth in our subscription base of approximately 1.7 million net new subscriptions during the twelve months ended October 31, 2005.

Net Revenues. Our net revenues increased by $11.3 million or 29% during the three months ended October 31, 2005 compared to the same prior-year period. While service revenues increased significantly, those benefits were offset by lower hardware revenues.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, decreased by $3.2 million or 9% during the three months ended October 31, 2005. The cost of service and technology revenues for the three months ended October 31, 2005 increased by $538,000, or 7%, compared to the same prior-year period. The cost of hardware revenues for three months ended October 31, 2005 decreased by $3.7 million, or 13%, compared to the same prior-year period, primarily due to decreased hardware sales volume arising from increased competition.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $3.6 million or 13% during the three months ended October 31, 2005 compared to the same prior-year period. The largest contributor to the increase in operating expenses was the increase in legal expenses related to on-going litigation of $3.7 million and $6.1 million for the three and nine month ended October 31, 2005, respectively, as compared to the same prior year period.

Cash Flows from Operating Activities. Our net cash used in operating activities for the nine months ended October 31, 2005 decreased by $42.7 million, or by 78%, primarily due to the reduction in our net loss.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; current and future intellectual property claims against us; and our high degree of dependence upon our relationship with DIRECTV for subscription growth. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal, and we expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. During the nine months ended October 31, 2005, we had a net loss of $(14.9) million. As of October 31, 2005, we had an accumulated deficit of $(671.9) million.

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

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
TiVo-Owned Subscription Gross Additions:	92	77	104	276	119	78	82	137

Subscription Net Additions:
TiVo-Owned	55	40	72	251	103	63	68	130
DIRECTV	379	214	247	447	316	225	196	200

Total Subscription Net Additions	434	254	319	698	419	288	264	330

Cumulative Subscriptions:
TiVo-Owned	1,308	1,253	1,213	1,141	890	787	724	656
DIRECTV	2,700	2,321	2,107	1,860	1,413	1,097	872	676

Total Cumulative Subscriptions	4,008	3,574	3,320	3,001	2,303	1,884	1,596	1,332

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	51%	51%	51%	50%	46%	43%	42%	40%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

TiVo-Owned subscription gross additions for the three months ended October 31, 2005 decreased by 27,000 compared to the same prior-year period due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. The percent of cumulative TiVo-Owned subscriptions paying recurring fees was 51% during the quarter, an increase of 5% from the same period last year, due to the fact that 74% of TiVo-Owned subscription gross additions chose a monthly fee option. DIRECTV subscription net additions were 63,000 higher than the same prior-year period.

We offer a product lifetime subscription, under which consumers can purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. As of October 31, 2005, 89,000 product lifetime subscriptions, or approximately 2.2% of our total cumulative subscriptions, of TiVo-Owned and DIRECTV with TiVo service subscriptions, had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. We continue to incur costs of services for these subscriptions without corresponding subscription revenue.

In the past, we offered to some of our consumer electronics partners a version of the TiVo service with reduced functionality called TiVo Basic™ that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

TiVo-Owned Churn Rate per month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, higher customer satisfaction, and improved customer support, may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

We define the TiVo-Owned Churn Rate per month as the total TiVo-Owned subscription cancellations in the period divided by the Average TiVo-Owned subscriptions for the period, which then is divided by the number of months in the period. We calculate Average TiVo-Owned subscriptions for the period by adding the average TiVo-Owned subscriptions for each month and dividing by the number of months in the period. We calculate the average TiVo-Owned subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We are not aware of any uniform standards for calculating churn and caution that our presentation may not be consistent with that of other companies.

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
Average TiVo-Owned subscriptions	1,275	1,233	1,180	995	835	755	691	581
Tivo-Owned subscription cancellations	(37)	(37)	(32)	(25)	(16)	(15)	(14)	(7)

Tivo-Owned Churn Rate per month	-1.0%	-1.0%	-0.9%	-0.8%	-0.6%	-0.7%	-0.7%	-0.4%

The TiVo-Owned Churn Rate per month was 1.0% for the three months ended October 31, 2005, compared to 0.6% per month in the same prior-year period. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. The TiVo-Owned Churn rate per month of 1.0% for the three months ended October 31, 2005, is comprised of .2% attributable to these product lifetime subscriptions and .8% from cancellation of recurring subscriptions. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate will increase in future periods as a result of increased competition in the marketplace and increased churn from these product lifetime subscriptions.

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

	Three Months Ended
Subscription Acquisition Costs	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
				(In thousands, except SAC)

Sales and marketing expenses	$10,006	$7,574	$6,830	$11,529	$14,212	$6,026	$5,600	$4,742
Rebates, revenue share, and other payments to channel	18,234	5,988	3,638	25,188	17,944	6,576	4,988	4,114
Hardware revenues	(24,652)	(4,649)	(10,526)	(50,452)	(27,894)	(18,592)	(14,337)	(25,537)
Cost of hardware revenues	24,742	6,565	15,642	52,267	28,486	22,720	16,850	26,687

Total Acquisition Costs	28,330	15,478	15,584	38,532	32,748	16,730	13,101	10,006

TiVo-Owned Subscription Gross Additions	92	77	104	276	119	78	82	137

Subscription Acquisition Costs (SAC)	$308	$201	$150	$140	$275	$214	$160	$73

	Twelve Months Ended
Subscription Acquisition Costs	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
				(In thousands, except SAC)
Sales and marketing expenses	$35,939	$40,145	$38,597	$37,367	$30,580	$22,072	$20,548	$18,947
Rebates, revenue share, and other payments to channel	53,048	52,758	53,346	54,696	33,622	19,575	11,790	9,159
Hardware revenues	(90,279)	(93,521)	(107,464)	(111,275)	(86,360)	(82,945)	(72,410)	(72,882)
Cost of hardware revenues	99,216	102,960	119,115	120,323	94,743	91,670	77,508	74,836

Total Acquisition Costs	97,924	102,342	103,594	101,111	72,585	50,372	37,436	30,060

TiVo-Owned Subscription Gross Additions	549	576	576	555	416	362	323	282

Subscription Acquisition Costs (SAC)	$178	$178	$180	$182	$174	$139	$116	$106

During the three months ended October 31, 2005, our total acquisition costs were $28.3 million, and SAC was $308. Comparatively, total acquisition costs for the three months ended October 31, 2004 were $32.7 million and SAC was $275. SAC increased by $33 or 12% for the three months ended October 31, 2005 compared to the prior-year period. During the twelve months ended October 31, 2005, our total acquisition costs increased by $25.3 million from the prior twelve months ended October 31, 2004, and SAC increased by $4 from $174 to $178 for the twelve months ended October 31, 2004 and 2005 respectively, due primarily to increased rebate expenses and payments to retailers.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
				(In thousands, except ARPU)
Service and Technology revenues	$43,197	$40,674	$40,020	$34,165	$28,377	$27,760	$25,174	$21,209
Less: Technology revenues	(901)	(425)	(1,676)	(1,169)	(699)	(3,427)	(3,015)	(2,126)

Total Service revenues	42,296	40,249	38,344	32,996	27,678	24,333	22,159	19,083
Less: DIRECTV-related service revenues	(8,637)	(7,485)	(7,099)	(6,762)	(5,782)	(4,739)	(3,815)	(3,548)

TiVo-Owned-related service revenues	33,659	32,764	31,245	26,234	21,896	19,594	18,344	15,535
Average TiVo-Owned revenues per month	11,220	10,921	10,415	8,745	7,299	6,531	6,115	5,178
Average TiVo-Owned per month subscriptions	1,275	1,233	1,180	995	835	755	691	581

TiVo-Owned ARPU per month	$8.80	$8.86	$8.83	$8.79	$8.74	$8.66	$8.85	$8.91

TiVo-Owned ARPU per month for the three months ended October 31, 2005 increased from the three months ended October 31, 2004 to $8.80 from $8.74, due to increased volume of monthly subscriptions. The impact on ARPU of this increase in monthly subscriptions was partially offset by two factors: (1) an increase in the number of TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue; and (2) the impact of our multi-subscription discount, under which some of our recurring revenue subscriptions pay only $6.95 per month.

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

	Three Months Ended
DIRECTV Average Revenue per Subscription	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004	Jan 31, 2004
				(In thousands, except ARPU)
Service and Technology revenues	$43,197	$40,674	$40,020	$34,165	$28,377	$27,760	$25,174	$21,209
Less: Technology revenues	(901)	(425)	(1,676)	(1,169)	(699)	(3,427)	(3,015)	(2,126)

Total Service revenues	42,296	40,249	38,344	32,996	27,678	24,333	22,159	19,083
Less: TiVo-Owned-related service revenues	(33,659)	(32,764)	(31,245)	(26,234)	(21,896)	(19,594)	(18,344)	(15,535)

DIRECTV-related service revenues	8,637	7,485	7,099	6,762	5,782	4,739	3,815	3,548
Average DIRECTV revenues per month	2,879	2,495	2,366	2,254	1,927	1,580	1,272	1,183
Average DIRECTV per month subscriptions	2,505	2,200	1,994	1,622	1,238	988	770	572

DIRECTV ARPU per month	$1.15	$1.13	$1.19	$1.39	$1.56	$1.60	$1.65	$2.07

ARPU per month for DIRECTV subscriptions for the three months ended October 31, 2005 decreased from the same-year prior period to $1.15 from $1.56, but increased $0.02 from the three months ended July 31, 2005 to the three months ended October 31, 2005. The year-over-year decrease in ARPU per month for DIRECTV is the result of the addition of new DIRECTV subscriptions. While these more recent DIRECTV subscription additions offer lower recurring revenues than subscriptions added during earlier phases of our DIRECTV relationship, they result in more attractive percent margins because they involve limited or no acquisition costs and lower recurring expenses. The increase ARPU per month for DIRECTV subscriptions from the three months ended July 31, 2005 to October 31, 2005 was primarily attributable to increases in DIRECTV related advertising revenues.

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 1. Note 1. “Nature of Operations” in the notes to our condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 1. Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Recognition Period for Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for the life of the DVR for a one-time, upfront payment. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of October 31, 2005, 89,000 product lifetime subscriptions, or 2.2% of our total cumulative subscriptions of TiVo-Owned and DIRECTV subscriptions, had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. If we determine the useful life of a TiVo-enabled DVR were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we may revise this estimated life.

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

Consumer Rebate Redemption Rate and Sales Incentives Programs. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. The redemption percentages from the most recent completed $100 programs have ranged from 50% to 67%, averaging 57%. During the three months ended October 31, 2005, we recorded a charge of $14.6 million related to current rebate programs announced during the quarter, of which $13.1 million remains accrued as of October 31, 2005. Based on our results for the nine months ended October 31, 2005, a one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in expense of $838,050. Upon completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. Additionally, we record an estimated potential liability for our consumer discount programs that are based on the number of estimated sell-through units for the programs. During the quarter ended July 31, 2005, we offered a $50 discount and a $100 discount program to all retailers which resulted in the recording of an accrual of $3.5 million for the quarter. As of October 31, 2005, approximately $352,000 remains in our accrued liabilities. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our condensed consolidated financial statements.

Deferred Revenues and Costs on Bundled Sales Programs. Under certain marketing and pricing programs offered to consumers through our website or otherwise, we may offer DVRs for no cost or DVRs at a discounted price when bundled with a pre-paid subscription or a commitment to pay for a subscription for a minimum period of time such as one or more years. These are multiple element arrangements under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and therefore revenue is allocated to the DVR and subscription based on their relative fair values. To the extent that the cost of the DVR exceeds the revenue allocated to the DVR, the excess costs are deferred and amortized over the period of the subscription. If a loss is incurred on the total arrangement, then the loss is expensed at the time of shipment of the DVR. As of October 31, 2005, we have deferred $1.1 million in hardware costs for these programs. We did not defer any hardware costs as of January 31, 2005.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. During the nine months ended October 31, 2005, as a result of such an assessment, we recorded a charge to cost of hardware revenues of $3.2 million related to a write-down of inventory and inventory that we were committed to purchase. As that inventory has been sold, the corresponding reserves have been depleted. As of October 31, 2005, $546,000 is still remaining in inventory reserves. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” (FAS 123(R)) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is February 1, 2006, with early adoption permitted. We have no plans for early adoption.

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

Results of Operations

Net revenues. Net revenues for the three and nine months ended October 31, 2005 and 2004 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2005		2004		2005		2004
	(In thousands, except percentages)
Service revenues	$42,296	85%	$27,678	72%	$120,889	90%	$74,170	66%
Technology revenues	901	2%	699	2%	3,002	2%	7,141	6%
Hardware revenues	24,652	50%	27,894	73%	39,827	29%	60,823	54%
Rebates, revenue share, and other payments to channel	(18,234)	-37%	(17,944)	-47%	(27,860)	-21%	(29,508)	-26%

Net revenues	$49,615		$38,327		$135,858		$112,626

Change from same prior-year period	29%		-11%		21%		14%

Service Revenues. Service revenues for the three and nine months ended October 31, 2005 increased 53% and 63% or $14.6 and $46.7 million, respectively over the service revenues for the three and nine months ended October 31, 2004. This increase was primarily due to the growth in our subscription base. During the three months ended October 31, 2005, we activated 434,000 new subscriptions to the TiVo service bringing the total cumulative subscriptions to just slightly over 4.0 million as of October 31, 2005, which is a 74% increase over the installed base of 2.3 million subscriptions as of October 31, 2004. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows. For the three and nine months ended October 31, 2005 revenues from advertising and research services included in service revenues increased 20% and 37% or $348,000 and $1.2 million, respectively over the advertising and research service revenues for the same prior year periods.

Technology Revenues. In the three and nine months ended October 31, 2005, we derived 2% of our net revenues, or $901,000 and $3.0 million from licensing and engineering professional services, respectively. Technology revenues for the three months ended October 31, 2005 were 29% higher than the same prior year period, while for the nine months ended October 31, 2005 they were 58% lower than the same period last year. During the three months ended July 31, 2005, we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded a reduction of $435,000 in technology revenues. Technology revenue for the three and nine months ended October 31, 2005 is largely a result of amortization of deferred revenue on existing contracts, where development services have been substantially completed. We expect technology revenues to increase as the Comcast contract activity increases. To date, the Comcast development work is in the preliminary stages as the companies work towards an agreement of the engineering professional services to be delivered, and revenue has been deferred.

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and nine months ended October 31, 2005 were 50% and 29% of our net revenues, respectively. For the same prior year periods, hardware revenues were 73% and 54% of our net revenues, respectively. One retail customer generated $14.6 million and $18.4 million of hardware revenues for the three and nine months ended October 31, 2005, respectively. The same retail customer generated $8.7 million and $25.8 million of hardware revenues for the three and nine months ended October 31, 2004. The decrease in hardware revenues is largely a result of decreased hardware sales volume due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors’ and cable and service providers. Additionally, the average selling price has declined quarter-over-quarter due to consumer incentive programs, including one program which offered a free DVR with the purchase of an annual or product lifetime product subscription.

Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our condensed consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for the rebate for similar past programs and then we adjust estimates to consider actual redemptions. Rebates, revenue share, and other payments to channel increased by $290,000 for the three months ended October 31, 2005 and decreased by $1.6 million for the nine months ended October 31, 2005 as compared to the same prior year periods. The primary contributor to the decrease in rebates, revenue share, and other payments to channel for the nine months ended October 31, 2005 as compared to the same prior year period was lower than expected rebate expenses, due to fewer programs offered in the first half of fiscal year 2006. Consumer rebate expenses were $14.6 million and $12.4 million, respectively, for the three and nine months ended October 31, 2005, as compared to $13.3 million and $17.1 million, respectively for the three and nine months ended October 31, 2004. During the quarter ended October 31, 2005, we offered a $150 rebate program, which resulted in the recording of an expense of $14.6 million for the quarter. We expect our fiscal year 2006 rebates, revenue share, and other payments to channel to be higher due to our planned increased investment in subscription acquisition activities.

Of the total service revenues and technology revenues for the three and nine months ended October 31, 2004, $0 and $6.8 million, respectively, were generated from related parties.

Cost of service and technology revenues.

	Three Months Ended October 31		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Cost of service revenues	$8,431	$6,505	$23,929	$18,934
Cost of technology revenues	$77	$1,465	$903	$6,135

Cost of service and technology revenues	$8,508	$7,970	$24,832	$25,069

Change from same prior-year period	7%	-10%	-1%	6%
Percentage of service and technology revenues	20%	28%	20%	31%

Service gross margin	$33,865	$21,173	$96,960	$55,236
Technology gross margin	$824	$(766)	$2,099	$1,006

Service gross margin as a percentage of Service Revenue	80%	76%	80%	74%
Technology gross margin as a percentage of Technology Revenue	91%	-110%	70%	14%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering professional services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the three months ended October 31, 2005 increased by $538,000 or 7% compared to the same prior-year period, and for the nine months ended October 31, 2005 decreased by $237,000 or 1% as compared to the same prior-year period.

Cost of service revenues for the three and nine months ended October 31, 2005 increased by 30% and 26% or $1.9 million and $5.0 million, respectively as compared to the same prior year period. The three month increase was due to increased telephone and network expenses of 76% or $552,000 and increased customer care center costs of 18% or $467,000 compared to the same prior-year period. The nine month increase was due to a 50% increase or $2.9 million in customer care center costs, an increase of 10% or 344,000 in telephone and network expenses, and an increase of 30% or $626,000 in bank charges associated with credit card fees.

Cost of technology revenues decreased by 95% and 85% for the three and nine months ended October 31, 2005, respectively as compared to the same prior-year period. These decreases are a result of decreased technology revenues related to existing contracts, where development services have been substantially completed. During the three months ended July 31, 2005, we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded an expense of $598,000 in the three months ended July 31, 2005.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Cost of hardware revenues	$24,742	$28,486	$46,949	$68,056
Change from same prior-year period	-13%	12%	-31%	41%
Percentage of hardware revenues	100%	102%	118%	112%
Hardware gross margin	$(90)	$(592)	$(7,122)	$(7,233)
Hardware gross margin as a percentage of hardware revenue	0%	-2%	-18%	-11%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The number of DVRs sold to our retailers and through our direct channel decreased by approximately 13% and 40% compared to the three and nine months ended October 31, 2004, due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. The combination of (1) lower overall hardware revenues and (2) a greater percentage of our hardware revenues sold through our direct sales channel resulted in a reduced gross margin loss, in terms of absolute dollars, for the three and nine months ended October 31, 2005. However, the hardware gross margin loss, as a percentage of hardware revenue, for the nine months ended October 31, 2005 increased due to $3.2 million in write-downs of inventory and inventory commitments in the three months ended April 30, 2005, based upon our assessment of product demand requirements and market and pricing conditions, of which $546,000 is still remaining in our inventory reserves as of October 31, 2005. Additionally, as of October 31, 2005, we deferred $1.1 million in hardware costs for the Bundled Sales Programs.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Research and development expenses	$9,712	$9,291	$30,394	$26,428
Change from same prior-year period	5%	71%	15%	58%
Percentage of net revenues	20%	24%	22%	23%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting fees. Research and development expenses, as a percentage of net revenue decreased 4% and 1%, for the three and nine months ended October 31, 2005 respectively, as compared to the same prior-year periods. However, in terms of absolute dollars increased 5% and 15% for the three and nine months ended October 31, 2005, respectively, as compared to the same prior-year periods. The absolute dollar increase in expenses for the three months ended October 31, 2005 was due to an increase in headcount committed to research and development activities and an increase in amortization expenses related to purchased patents. For the nine months ended October 31, 2005, the primary reason for the increase was due to fewer research and development expenses allocated to cost of technology revenues.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
Sales and marketing expenses	$10,006	$14,212	$24,410	$25,838
Change from same prior-year period	-30%	149%	-6%	82%
Percentage of net revenues	20%	37%	18%	23%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising, public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 17% and 5% for the three and nine months ended October 31, 2005, respectively, as compared to the same prior year periods and, in terms of absolute dollars decreased by 30% and 6% for the three and nine months ended October 31, 2005, respectively, compared to the same prior year period. The largest contributor to the decreased sales and marketing expenses for the three and nine months ended October 31, 2005, in terms of absolute dollars, was advertising expense that decreased by 62% and 41% or by $5.5 million and $4.4 million from the same prior-year periods, respectively.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except percentages)
General and administrative	$11,702	$4,366	$26,249	$12,399
Change from same prior-year period	168%	11%	112%	5%
Percentage of net revenues	24%	11%	19%	11%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, legal, accounting, information technology systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses, as a percentage of net revenues increased 13% and 8% for the three and nine months ended October 31, 2005, respectively as compared to the same prior year periods and in terms of absolute dollars increased 168% and 112%, respectively, compared to the same prior-year periods. These increases were due primarily to increased legal and consulting expenses in connection with our on-going litigations. For the three and nine months ended October 31, 2005, these expenses increased $5.3 million and $9.4 million, respectively. Salaries and wages expense increased by $1.4 million and $2.9 million for the three and nine months ended October 31, 2005 due to an increase in regular headcount of 15 personnel as compared to the same prior-year periods. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the Sony and EchoStar Communications patent infringement cases in the future.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and nine months ended October 31, 2005 was more than double the amount from the same prior-year periods. Cash and short term investments increased to $90.5 million in the month ended October 31, 2005 from $88.5 million in the same prior-year period, and our interest income improved as a result of an increase to 3% in the average interest rate earned in the three months ended October 31, 2005 from 1% in the same prior-year period.

Interest expense and other. Interest expense and other for the three and nine months ended October 31, 2005 was $10,000 and $13,000, respectively as compared to $671,000 and $2.0 million from the same prior-year periods primarily due to the fact that there were no outstanding convertible notes payable outstanding during fiscal year 2006.

Provision for income taxes. Income tax expense for the nine months ended October 31, 2005 and 2004 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Quarterly Results of Operations

The following table represents certain unaudited statements of operations data for our eight most recent quarters ended October 31, 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in our 2005 Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

	Three Months Ended
	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004	Jan 31, 2004
			(unaudited, in thousands except per share data)
Revenues
Service revenues	$42,296	$40,249	$38,344	$32,996	$27,678	$24,333	$22,159	$19,083
Technology revenues	$901	425	1,676	1,169	699	3,427	3,015	2,126
Hardware revenues	24,652	4,649	10,526	50,452	27,894	18,592	14,337	25,537
Rebates, revenue share, and other payments to channel	(18,234)	(5,988)	(3,638)	(25,188)	(17,944)	(6,576)	(4,988)	(4,114)

Net revenues	49,615	39,335	46,908	59,429	38,327	39,776	34,523	42,632
Cost of revenues
Cost of service revenues	8,431	6,859	8,639	10,426	6,505	6,836	5,593	5,252
Cost of technology revenues	77	599	227	440	1,465	2,708	1,962	2,496
Cost of hardware revenues	24,742	6,565	15,642	52,267	28,486	22,720	16,850	26,687

Total cost of revenues	33,250	14,023	24,508	63,133	36,456	32,264	24,405	34,435

Gross margin	16,365	25,312	22,400	(3,704)	1,871	7,512	10,118	8,197
Operating Expenses
Research and development	9,712	9,778	10,904	11,206	9,291	8,138	8,999	5,474
Sales and marketing	10,006	7,574	6,830	11,529	14,212	6,026	5,600	4,742
General and administrative	11,702	8,409	6,138	4,194	4,366	3,794	4,239	4,508

Loss from operations	(15,055)	(449)	(1,472)	(30,633)	(25,998)	(10,446)	(8,720)	(6,527)

Interest income	826	734	624	458	397	366	327	135
Interest expense and other	(10)	(2)	(1)	(3,464)	(671)	(668)	(656)	(5,672)

Income (loss) before income taxes	(14,239)	283	(849)	(33,639)	(26,272)	(10,748)	(9,049)	(12,064)
Provision for income taxes	—	(43)	(8)	(26)	(78)	(12)	(18)	(297)

Net Income (loss)	$(14,239)	$240	$(857)	$(33,665)	$(26,350)	$(10,760)	$(9,067)	$(12,361)

Net Income (loss) per common share basic and diluted	$(0.17)	$0.00	$(0.01)	$(0.42)	$(0.33)	$(0.13)	$(0.11)	$(0.18)

Weighted average common shares used to calculate basic net income (loss) per share	84,201	83,506	82,381	80,793	80,267	80,197	79,800	69,055

Weighted average common shares used to calculate diluted net income (loss) per share	84,201	86,479	82,381	80,793	80,267	80,197	79,800	69,055

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering professional services customers, and hardware customers. At October 31, 2005, we had $90.5 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2005	2004
Net cash used in operating activities	$(12,262)	$(55,001)

Net cash used in investing activities	(2,562)	(16,201)

Net cash provided by financing activities	4,185	3,799

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities from the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2005, was largely attributable to the decrease in net loss incurred during each period. The primary change in net cash used in operating activities for the nine months ended October 31, 2005 was an increase of $16.1 million in accounts payable, primarily due to an increase in inventory purchases related to holiday inventory requirements.

Cash from deferred revenues has increased primarily because our cumulative subscriptions have increased. As we sell product lifetime subscriptions and as we also may receive up front license and engineering professional services payments, our deferred revenues increase, until such time as revenue is recognizable.

Net Cash Used in Investing Activities

The decreases in net cash used in investing activities for the nine months ended October 31, 2005 was primarily attributable to decreased purchases of short-term investments. During the nine months ended October 31, 2005, we acquired intangible assets for $3.9 million. Additionally, we increased purchases of property and equipment to support our business.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2005, the principal source of cash generated from financing activities related to the issuance of common stock for stock options exercised and our employee stock purchase plan. These transactions generated $6.4 million and $2.2 million, respectively. For the nine months ended October 31, 2004, the principal source of cash generated from financing activities related to the issuance of common stock through our employee stock purchase plan which generated $2.4 million. Additionally, $1.4 million was obtained from the issuance of common stock for stock options exercised.

For the nine months ended October 31, 2005, we paid down our line of credit with Silicon Valley Bank by $8.0 million, which consisted of $4.5 million outstanding from January 31, 2005 and incremental borrowings during the fiscal year of $3.5 million.

Financing Agreements

Our primary sources of liquidity are cash flows provided by operations and by financing activities. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors That May Affect Future Operating Results” below for further discussion

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending upon market conditions, we may issue securities under this or future registration statements.

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At October 31, 2005, we were in compliance with the covenants and had no amount outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006. However, we have the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

As of October 31, 2005, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$4,532	$864	$3,668	$—	$—
Purchase obligations	12,695	12,695	—	—	—

Total contractual cash obligations	$17,227	$13,559	$3,668	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at October 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The table below presents principal amounts and related weighted average interest rates as of October 31, 2005 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$90,456
Average interest rate	3.04%

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information under the heading “Legal Matters” set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Factors That May Affect Future Operating Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve sustained profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the nine months ended October 31, 2005 and 2004, our net loss was $(14.9) million and $(46.2) million, respectively. As of October 31, 2005, we had an accumulated deficit of $(671.9) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Although we did reach profitability for the three months ended July 31, 2005, we may not sustain or increase profitability on a quarterly or annual basis in the future.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.

The DVR market is rapidly evolving, and we face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach sustained profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by consumer electronics companies and DVRs offered by cable and satellite operators.

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

•	Standalone DVRs and hard drive-equipped DVD recorders, TVs and Game Consoles: ReplayTV continues to offer standalone DVRs with enhanced DVR functionality in limited retail distribution. Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software and other PC manufacturers such as Apple Computer may offer similar functionality.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate basic or enhanced DVR functionality into multi-channel receivers.

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-base recordings. DIRECTV has introduced a competing DVR service from NDS.

•	Cable: Scientific-Atlanta and Motorola sell integrated digital cable DVR set-top boxes to cable operators. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. In addition, Scientific-Atlanta and Motorola have announced plans to build integrated cable DVRs for cable operator Charter Communications and others using Moxi Media Center software from Digeo. In November 2004, Comcast and Microsoft announced that Comcast would deploy Microsoft TV Foundation Edition software to more than 1.0 million Comcast subscribers in Washington State. For subscribers with cable DVR set-top boxes, this Microsoft software supports dual tuner enhanced DVR functionality.

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

Licensing Fees. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

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

The TiVo service is enabled through the use of a DVR made available by us through a third-party contract manufacturer and a limited number of other third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We also rely on third parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

We depend upon third parties to provide supply chain services related to inventory management, order fulfillment, and direct sales logistics. We rely on third party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third party retailers. If one or several of our third party supply chain partners were to discontinue services for us, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered which could in turn harm our business.

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

Pending intellectual property litigations. On September 25, 2001, Pause Technology LLC filed a complaint against us in the U.S. District Court for the District of Massachusetts alleging willful and deliberate infringement of U.S. Reissue Patent No. 36,801, entitled “Time Delayed Digital Video System Using Concurrent Recording and Playback.” Pause Technology alleges that it is the owner of this patent, and further alleges that we have willfully and deliberately infringed this patent by making, selling, offering to sell, and using the TiVo-enabled DVR within the United States. Pause Technology seeks unspecified monetary damages as well as an injunction against our operations. It also seeks attorneys’ fees and costs. On February 6, 2004, we obtained a favorable summary judgment ruling in the case in the District Court. The court ruled that our software versions 2.0 and above do not infringe Pause Technology’s patent, and accordingly has ordered that judgment be entered in our favor. On June 16, 2004, Pause Technology filed an appeal to the United States Court of Appeals for the Federal Circuit appealing the February 6, 2004 summary judgment ruling in favor of TiVo. On April 7, 2005, the U.S. District Court for the District of Massachusetts issued an Amended Final Judgment dismissing without prejudice our remaining cross-claim for patent invalidity as being moot in light of the February 9, 2004 judgment in favor of TiVo against Pause Technology as to all claims of infringement in Pause Technology’s complaint. On April 8, 2005, Pause Technology filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the April 7, 2005 Amended Final Judgment. On August 16, 2005, the United States Court of Appeals for the Federal Circuit affirmed in full the February 6, 2004 summary judgment ruling in favor of TiVo. We are incurring expenses in connection with this litigation.

On February 5, 2002, Sony Corporation notified us that Command Audio Corporation had filed a complaint against Sony Electronics, Inc. on February 2, 2002 in the U.S. District Court for the Northern District of California. The complaint alleges that, in connection with its sale of digital video recorders and other products, Sony infringes upon two patents owned by Command Audio U.S. Patent Nos. 5,590,195 (“Information Dissemination Using Various Transmission Modes”) and 6,330,334 (“Method and System for Information Dissemination Using Television Signals”). The complaint seeks injunctive relief, compensatory and treble damages and Command Audio’s costs and expenses, including reasonable attorneys’ fees. On June 15, 2004, the court denied Sony’s motion for summary judgment of invalidity and granted in part and denied in part Command Audio’s motion for summary judgment of infringement. The court found that certain Sony products, including Sony’s accused products that enable the TiVo service, literally infringed certain claims of the ‘334 patent but did not rule on the validity or unenforceability of the patents. A trial limited to certain of Sony’s allegations that the patents-in-suit are unenforceable was conducted in October 2004. On January 7, 2005, the Court issued a Findings of Fact and Conclusions of Law ruling that the patents-in-suit are not unenforceable based on the allegations presented in the October 2004 trial. Trial of the remaining issues, including infringement of certain asserted patent claims, validity of all the asserted patent claims and Sony’s remaining allegations regarding the enforceability of the patents, has been suspended by the Court, in light of discussions between Sony and Command Audio concerning a possible negotiated resolution of the matter. Under the terms of our agreement with Sony governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Sony against any and all claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We believe Sony has meritorious defenses against this lawsuit; however, due to our indemnification obligations, we are incurring material expenses in connection with this litigation. Since February 2002, we have incurred $5.8 million in legal expenses. The outcome of this matter and the extent of TiVo’s exposure associated with it are not presently determinable. If Sony were to lose this lawsuit, our business could be harmed.

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

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. On November 10, 2004, we filed our answer, affirmative defenses and counterclaims and on January 31, 2005, we filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005 and Mr. Igbinadolor must file his brief by December 19, 2005. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified us of the claims against it in this lawsuit as required by our agreement with Humax. On July 1, 2005, the defendants filed their answer and counterclaims. We intend to defend this action vigorously; however, we could be forced to incur material expenses in connection with this lawsuit and/or as a result of our indemnification obligations and, in the event there is an adverse outcome, our business could be harmed.

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

We are dependent on our relationship with DIRECTV for a significant part of our overall subscription growth.

A significant part of our subscription growth that results from our relationship with DIRECTV could be lost in the future due to DIRECTV’s introduction of a competing DVR by NDS. DIRECTV, a company controlled by News Corp., has introduced an alternative DVR technology platform, created by NDS, which is also majority-owned by News Corp. DIRECTV has stated that its core initiatives and new customer acquisition efforts will focus on its new DVR from NDS. As a consequence, we expect that the growth in the number of DIRECTV customers with TiVo service will be harmed in the future resulting in the loss of future high margin revenues.

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

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, and video on demand. See “We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.”

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

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with, or to continuing working with, these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners could seriously harm our ability to support new services and develop new revenue streams.

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

We previously announced on September 30, 2004 a joint development agreement with Netflix, Inc. involving the development of a joint entertainment offering for the distribution of digital content. Our joint development agreement with Netflix involves no long-term commitments nor significant economic benefits for either company nor is it being actively pursued at this time. In the future, we may be unable to develop a joint entertainment offering with Netflix or may develop an entertainment offering involving the distribution of digital content separately or with other third parties. We face competitive, technological, and financial risks in the development of an entertainment offering involving the distribution of digital content. If we are unable to develop a competitive entertainment offering in the future with Netflix, on our own, or with a third party, our business could be adversely affected.

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

We currently offer product lifetime subscriptions that commit us to provide service for as long as the DVR is in service. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of October 31, 2005, we had approximately 89,000 product lifetime subscriptions, or approximately 2.2% of our total cumulative subscriptions of TiVo-Owned and DIRECTV subscriptions, that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we might revise this estimated life.

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

Tiered or different pricing with varying commitment terms for the TiVo service may involve increased upfront subsidies and acquisition costs that may reduce our average revenue per user.

We may elect to offer additional tiers of the TiVo service at various price points, which may have the effect of reducing our average revenue per user. The additional tiers of TiVo service and different pricing terms may involve higher upfront subsidies by us including, for example, the offering of a no cost DVR in exchange for a commitment to pay a specified subscription price for a minimum period of time such as one or more years. Different pricing or tiered pricing involving varying periods of subscription commitment may cause us to incur increased upfront costs in the form of box subsidies or other acquisition costs. If we were to incur these increased upfront costs without a corresponding return in expected future revenues, our business could be harmed.

We engage in various advertising, marketing and other promotions that are regulated by state and federal laws and regulations.

We engage in various advertising, marketing, and other promotional activities, such as offering rebates and gift subscriptions to consumers, which are subject to state and federal laws and regulations. An evolving network of state and federal laws is increasingly regulating these promotional activities. If we were to violate any of these laws or regulations governing these promotional activities, we could be subject to suit, penalties, and/or negative publicity in which case our business could be harmed.

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

Although we have not been the subject of such actions to date, one of our current competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC and/or portable media devices via TiVoToGo transfers. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our former competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

Entertainment companies, networks, or video distributors may claim that our advertising product or features violate copyright or trademark laws or otherwise unfairly compete with them, which could result in the blocking, stripping or failure to carry out our advertising products or features or force us to incur significant costs in defending such actions and affect our ability to generate advertising revenues.

Entertainment companies, networks, or video distributors may claim that our advertising products or features violate copyright or trademark laws, or otherwise unfairly compete with them, by being placed within, adjacent to, or on top of, existing video programming or advertising. Entertainment companies or video distributors may seek injunctions to prevent us from offering these product or features, seek damages and/or take other measures, such as blocking, stripping or refusing carriage to prevent us from selling or distributing our advertising products. If we were unable to sell or distribute our advertising products or features on our DVRs, we may suffer reduced revenues as a result.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. Trial is currently scheduled to begin in March 2006, in Marshall, Texas. We seek unspecified monetary damages as well as an injunction against the defendants’ further infringement of the patent. We are incurring material expenses in this litigation.

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

The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The FASB has recently introduced several new or proposed accounting standards or are developing new proposed standards, such as SFAS No. 123(R), related to accounting for stock options, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of revenue from our product lifetime subscriptions, our results of operations could be significantly impacted.

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

We have limited experience in overseeing manufacturing processes, managing inventory, or engaging in the outsourcing of engineering work and failure to do so effectively may result in supply imbalances or product recalls that could harm our business or the loss of valuable intellectual property that could harm our business.

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls. We record adjustments to our inventory, when appropriate, to reflect inventory at lower of cost or market. As a result, during the nine months ended October 31, 2005, we recorded a charge to costs of goods sold of $3.2 million related to a write down of inventory and inventory that we were committed to purchase, of which $546,000 is still remaining in our inventory reserves. In the future, we may be required to do additional write-downs of inventory as a result of future assessments.

We have from time-to-time engaged in the outsourcing of engineering work related to the design, development, and manufacturing of our products. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, China, South Korea, India, Ukraine, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing, and other work related to our products, we could suffer the loss of valuable intellectual property, including patents, trademarks, trade secrets, and copyrights and as a result our business could be harmed.

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

If we lose senior management or other key engineering personnel, we may not be able to successfully operate our business.

Our future performance will be substantially dependent on the continued services of our senior management and other key engineering personnel. The loss of any members of our senior management team or other key engineering personnel and our inability to hire additional senior management or other key engineering personnel could harm our business and results of operations. In addition, we do not have key man insurance policies for any of our key personnel which may adversely affect our ability to attract new senior managers.

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

If we are unable to raise additional capital through the issuance of equity, debt or other financing activities on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed.

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

If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting, or restricting our operations or future opportunities. For example, we may seek to leverage our existing and future revenues to raise capital for investing in future subscription growth initiatives. Such financing activities may involve the issuance of debt or other secured instruments tied to current or future revenues that may involve covenants limiting, or restricting our operations or future opportunities or may involve other risks to stockholders.

The large number of shares available for future sale could adversely affect the market price for our stock.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock. Several of our stockholders own a substantial number of our shares.

In August 2001, we issued five year warrants to convertible noteholders and bankers to purchase 2,046,570 shares and 145,834 shares of TiVo common stock, respectively, at an exercise price of $7.85 per share. The warrants expire in 2006. In October 2002 we issued to certain institutional investors three-year warrants to purchase 1,323,120 shares and four-year warrants to purchase 1,323,120 shares of TiVo common stock at an exercise price of $5.00. During June 2005, 1,029,095 of the three year warrants were exercised for 286,643 shares of common stock, and in October 2005 the remaining 294,025 of the three year warrants expired leaving an aggregate of 3,515,524 four year and five year warrants outstanding, all of which expire in 2006.

As of October 31, 2005, options to purchase a total of 18,092,015 shares were outstanding under our option and equity incentive plans, and there were 11,734,310 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through November 28, 2005, our common stock has closed between $71.50 per share and $2.55 per share, closing at $5.73 on November 28, 2005. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0+	Second Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective June 28, 2005 (filed herewith).

10.1+	Third Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective November 1, 2005 (filed herewith).

10.2+	Addendum No. 1 to the Television Listing Data Agreement, between Tribune Media Services, Inc., TiVo Inc., and Fandango, Inc., effective November 1, 2005 (filed herewith).

10.3	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (filed herewith).

10.4	Employment Transition and Separation Agreement between David H. Courtney and TiVo Inc., effective September 28, 2005 (filed herewith).

10.5	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated December 9, 2005 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President, Group Executive, Corporate Products & Services Group, and Chief Financial Officer of TiVo Inc. dated December 9, 2005 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” the Jump Logo, “Personal Video Recorder,” “See it, want it, get it,” “TiVoMatic,” “TiVo, TV Your Way,” “TiVolution,” the Thumbs Up Logo, the Thumbs Down Logo, “What you want, when you want it,” and WishList are registered trademarks of TiVo Inc.

“Active Preview,” “Home Media Option”, “Overtime Scheduler,” “Primetime Anytime,” “Season Pass”,”TiVoToGo”, “and TiVo Series2 (logo and text) are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 9, 2005	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive
(Principal Executive Officer)

Date: December 9, 2005	By:	/s/ DAVID H. COURTNEY
David H. Courtney
EVP & Group Executive, Corporate Products & Services Group
Chief Financial Officer
(Principal Financial and Accounting Officer)