Form 10-K
period 2006-01-31
TIVO INC
filed 2006-04-14
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on July 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $434.6 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq National Market System). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

On April 3, 2006, the Registrant had 85,717,060 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Shareholders to be filed on or before May 31, 2006.

TiVo Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

“TiVo,” the TiVo Logo, the TiVo Smile design, “WishList,” “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TiVo, TV Your Way,” “What you want, when you want it,” “TiVolution,” “Active Preview,” “DIRECTIVO,” Home Media Option, “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” “Season Pass,” “See it, want it, get it,” Series2 (logo and text), the Jump Logo, “TiVoToGo,” the Thumbs Up logo, and the Thumbs Down logo are trademarks or registered trademarks of TiVo Inc. or its subsidiaries worldwide. All other trademarks or trade names appearing in this report are the property of their respective owners.

©2006 TiVo Inc. All Rights Reserved.

Except as the context otherwise requires, the terms “TiVo,” “Registrant,” “company,” “we,” “us,” or “our” as used herein are references to TiVo Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS.

General Development of Business

TiVo is a leading provider of technology and services for digital video recorders (“DVR”). The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ recordings, and online scheduling. As of January 31, 2006, there were approximately 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through agreements with leading television service providers such as currently DIRECTV and in the future, Comcast, as well as through consumer electronics retailers. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research.

We currently derive revenues from three sources:

•	Consumers. Our primary source of revenues is from consumers, who subscribe directly to the TiVo service and pay us monthly fees of up to $19.95 per month. We also offer consumers the option to prepay for one to three years of TiVo service at prices ranging from $155.40 to $469. We reach consumers in part through distribution relationships with major retailers and also through our on-line store at TiVo.com.

•	Television service providers. We also work with DIRECTV, a satellite television provider, who largely pays us recurring monthly fees in order to offer the TiVo service to its subscribers. We receive fees for licensing and professional services from this and other customers.

•	Advertisers. We work directly with major television advertisers and agencies to offer a variety of solutions for the television advertising market. These include short- and long-form video advertising, limited audience measurement and research, lead generation, and commerce. Some of our key clients include General Motors, IRI, Nissan Motor Corp., ING, Earthlink, Visa, Novartis, Nautilus, and Warner Brothers.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; intellectual property claims against us; and our ability to sustain or grow our subscription base. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new subscriptions during and immediately after the holiday shopping season. To date, we have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2006, we generated cash flow from operations for the first time in our history and had net losses of $34.4 million. As of January 31, 2006, we had an accumulated deficit of $691.5 million.

Industry Background

Consumer Demand is Driving Widespread Adoption of DVR Technology. We believe DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast video content. DVR technology also gives consumers the ability to easily fast forward, pause, and rewind recorded broadcast video content which should result in increased demand for DVR technology.

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

DVR is Changing the Television Advertising Industry. The proliferation of DVRs, and their ability to easily skip through television content, is requiring television advertisers to evaluate new and different ways to reach out to consumers.

Our Solution

We have created a unique set of technologies, products, and services that meet the needs of consumers, television distributors, and the advertising community.

Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR, has many features that we believe dramatically improve a consumer’s television viewing experience. Depending on the model, TiVo-enabled DVRs can support analog cable, digital cable, satellite, or over-the-air broadcast television, including high definition television. The TiVo service enables consumers to watch TV on their own schedule by automatically finding and digitally recording their favorite shows, all season long, even if the schedule changes, and can even skip reruns. The TiVo service allows consumers to find new shows to watch through features that enable them to search for shows to record by subject, title, genre, actor, director, or channel. The TiVo service can also suggest shows consumers may like based on shows they are recording. Consumers can also pause and rewind live and recorded television. Unlike with a VCR, consumers can playback a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show.

Differentiated Features. The TiVo service also offers home entertainment innovations with features like digital music and photos, multi-room viewing, mobility, and unique control over what television programming is viewable in the home. Customers with the TiVo service and a Series2™ DVR connected to their home network can play their digital music collection through their home entertainment system, or view digital photos on their TV. Those with two or more TiVo Series2 DVRs and a home network can use the multi-room viewing feature to record a show in one room and play it back in another room. The TiVoToGo™ feature enables users to transfer programs recorded on a TiVo DVR to their own personal computer. Consumers can either watch the programming on their personal computer or transfer it to various portable media devices. TiVo is also working with companies like Intel® Corporation to establish more seamless integration with personal computer platforms. TiVo KidZone, when released, is expected to give parents improved ability to easily choose the best television programming for their families. In addition, the future release of the Series3 HD DMR (High Definition, Digital Media Recorder) is expected to provide users with dual tuner, high definition, and CableCARD functionalities. The Series3 is also expected to include advanced codec support that is expected to enable future broadband content delivery services. We believe these advanced features help to differentiate the TiVo service from other competitive DVR offerings.

Integrating Broadband and Broadcast Capabilities. When attached to a broadband connection, a TiVo-enabled DVR with the TiVo services provides access to additional features. The TiVo service enables broadband applications such as Yahoo! Photos that allows users to access photos stored in Yahoo! Photos from their television. Other broadband applications include access to internet radio, pod casting, theatrical movie listings, or games. The TiVo service also enables the delivery of video content through an internet connection expanding the consumer’s access to video content of interest to them.

Portable Technology Platform. We are designing our technology for use both in standalone only DVRs and in devices that integrate DVR technology and other functionality, including digital cable and satellite set-top boxes, and DVD recorders. This allows us to offer consumer electronics manufacturers and television distributors a branded, highly respected DVR service that they can in turn offer to their customers.

Advanced Advertising and Promotion Solutions. We offer a variety of solutions to the advertising industry. Through our Showcases and other advertising and promotion solutions, we distribute video content designed to entertain consumers while providing a promotional vehicle for our advertising and promotion customers. For example, movie studios pay us to deliver previews of upcoming films, consumer product companies pay us to deliver their product and services content, and film and television companies pay us to promote upcoming programs.

Our Strategy

Our goal is to generate recurring revenues through the deployment of our branded entertainment services and technology to television viewing households worldwide. The key elements of our strategy are:

Offer an Increasingly Differentiated Service. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make TiVo more compelling for both current and potential customers. For example, we expect to launch, later this year, a new service feature called TiVo KidZone, which will be a personalized TV area where children will be able to find quality live or recorded programming that their parents deem appropriate. We plan to provide consumers with access to new interactive applications with the ability to receive more content delivered to their TiVo-enabled DVRs over a broadband connection. We believe that the combination of mobility, entertainment personalization, and broadcast/broadband integration will continue to enhance the TiVo service.

Diversify our Sources of Revenue. As our subscription base has grown, we have been able to offer interactive advertising capabilities to programmers and advertisers. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service. Some of our key clients include General Motors, IRI, Nissan Motor Corp., ING, Earthlink, Visa, Novartis, Nautilus, and Warner Brothers.

Integrate Our Technology. Our strategy focuses on creating, developing, and deploying a software version of the TiVo service that will be executable on certain third-party DVR platforms in order to promote the mass deployment of devices capable of running the TiVo service. The focus of this effort is primarily on cable television providers, which are deploying DVR’s in increasing numbers. Last year we announced a partnership with Comcast to deploy, in the future, a software version of the TiVo service on DVR hardware manufactured by Motorola and deployed by Comcast.

Extend and Protect Our Intellectual Property. The convenience, control, and ease of use of the TiVo service is derived largely from the technology we have developed. We intend to continue to design, develop, and implement innovative technological solutions that leverage and enhance the TiVo service offering. We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property.

Promote and Leverage the TiVo Brand. We believe the strength of the TiVo brand is an advantage in attracting consumers, cable and satellite television providers, and other customers. In the past, we have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising, and by leveraging strategic relationships.

Our Technology

TiVo has developed a technology portfolio that makes available the TiVo service both on a standalone retail DVR product line as well as on the integrated set-top boxes of a major satellite television provider. We anticipate making the TiVo service available on set-top boxes of additional cable television providers in the future. TiVo’s technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled DVR hardware design.

TiVo Service Client Software. The TiVo service client software runs on TiVo-enabled DVRs. It consists of operational software required for a TiVo-enabled DVR to deliver the TiVo service. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management and user interface. We have enhanced the client software to support multiple services and applications, such as digital music and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled DVR will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, Showcases, and other content.

We are currently extending the TiVo service client software to enable future deployment on certain industry standard integrated DVR set-top boxes. Under the terms of our agreement with Comcast, for example, we currently intend to make the TiVo service available as a software upgrade to the already installed base of certain Motorola DVRs already deployed by Comcast. We also intend to extend the TiVo service to run on other DVR set-top boxes capable of supporting Comcast-deployed middleware and the forthcoming Open Cable Application Platform (OCAP) solutions.

TiVo Service Infrastructure. The TiVo service infrastructure enables the ongoing operation of the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, Showcases, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled DVRs for use in our audience measurement efforts. We believe the TiVo service infrastructure technology is scalable, robust, and reliable. The infrastructure has also been designed to work with the networks of service provider customers, for example, by utilizing DIRECTV’s satellite bandwidth to deliver data to DIRECTV receivers with TiVo service.

TiVo-Enabled DVR Hardware Design. The TiVo-enabled DVR hardware design is a specification developed by TiVo for set-top boxes containing a hard disk drive, a CPU and memory, digital video chips, a modem, and other components. We provide this design to our contract manufacturer that produces TiVo-branded DVRs. The DVR hardware design has been integrated into a variety of products including standalone TiVo service DVRs, DIRECTV receivers, DVD players, and DVD recorders. The TiVo-enabled DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, and satellite applications. In addition, certain designs include USB ports to allow connection to broadband networks and external devices to enable existing and future services. A TiVo-enabled DVR without a subscription to the TiVo service has minimal functionality.

Significant Relationships

Comcast. On March 15, 2005, we entered into a non-exclusive licensing and marketing agreement with entities affiliated with Comcast Corporation. Pursuant to this agreement, we agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable the TiVo user interface and DVR application, which includes features, such as WishList®, and Season Pass™. In addition, we agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers. Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast has also paid us fees for licensing the TiVo technology, and will continue to pay us fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and will also pay us for the advertising management system.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the TiVo advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

Development and deployment of the TiVo service software solution is targeted to occur within two years from the date of the agreement. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008. In the event development of the TiVo service software solution and the TiVo advertising management system have not been completed by the relevant deadlines, we could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2006, we had acquired approximately 2.9 million subscriptions through this relationship. In the fiscal year ended January 31, 2006, we reported $32.8 million of DIRECTV-related revenues, which include subscription revenues and DIRECTV-related advertising revenues. This represents 14% of our total net revenues.

DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to offer its customers the TiVo service. We incur limited recurring expenses and, on a marginal basis, limited or no acquisition costs for these subscriptions. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are currently providing DIRECTV with engineering services related to hardware and service cost improvements and feature enhancements for existing platforms and customers.

Additionally, DIRECTV distributes features that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience measurement data, with each party retaining all their respective revenues generated from such sales.

DIRECTV recently launched a competing DVR by NDS to compete with DIRECTV receivers with TiVo service. The new DIRECTV R15 DVR which includes software by NDS is not manufactured under license from TiVo. As of January 31, 2006, DIRECTV’s only high definition DVR model was a TiVo-enabled DVR, which DIRECTV continues to distribute. DIRECTV has stated that its core initiatives and new customer acquisition efforts will focus on its new DVR from NDS and has stated its intention to add high definition programming in a format that is not compatible with the existing TiVo-enabled DVR distributed by DIRECTV. As a result, we have seen a reduction in the number of new DIRECTV receivers with TiVo service customers, a trend that we expect to continue.

On April 7, 2006, we entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, we will continue to provide maintenance and support for DIRECTV receivers with TiVo service through the expiration date of the Development Agreement. In addition, DIRECTV will continue to have the right to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, we agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay us a monthly fee for all households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service currently being deployed, subject to a monthly minimum payment by DIRECTV. We will reserve a portion of these fees as a non-refundable credit to fund mutually agreed annual development, maintenance, and support services.

On April 7, 2006, we also entered into the First Amendment of our Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the term of the Services Agreement until February 15, 2010, and provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

Hardware Manufacturers. Several consumer electronics manufacturers, including Toshiba, Humax, and Pioneer, have manufactured and distributed TiVo-enabled standalone DVRs during the last three years. Each manufacturer is responsible for the manufacturing and distribution of its branded DVRs and DVD recorders. We are solely responsible for the activation of the TiVo service on these DVRs or DVD recorders if the purchaser of the unit decides to purchase a subscription to the TiVo service. A TiVo-enabled DVR or DVD recorder without a subscription to the TiVo service has minimal functionality. We also engage contract manufacturers to build TiVo-enabled standalone DVRs. We distribute these DVRs, selling them both directly to consumers and to major retailers. The table below shows the breakdown of DVRs compatible with the TiVo service that were manufactured during the fiscal years ended January 31, 2006, 2005, and 2004. The table below does not include TiVo-enabled DVRs integrated with satellite set-top boxes of DIRECTV which are manufactured by DIRECTV and its manufacturers.

	Fiscal Year Ended January 31,
TiVo-Enabled DVRs Manufactured by:	2006	2005	2004
Hardware Manufacturers	12%	64%	39%
Contract Manufacturers for TiVo	88%	34%	49%
Licensing and Engineering Professional Services Customers	0%	2%	12%

Total Manufactured TiVo-enabled DVRs	100%	100%	100%

TGC, Inc. On August 9, 2004, we acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for our interest in TGC, we granted TGC a license to certain aspects of our technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau and The Republic of China. Through TGC, we have gained access to high quality engineering resources for the design and development of additional digital video recorder platforms. TGC engages in design, development, and licensing activities related to digital video recorder platforms and technology. In fiscal year 2005, TGC performed design and development activities related to a potential TiVo product for the U.S. market. In December 2005 TGC launched a DVR product that includes TiVo technology and branding in The Republic of China. We expect that TGC will pursue opportunities to market TiVo technology in The People’s Republic of China, Singapore, Hong Kong, and Macau. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. We will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without our prior consent, any DVR products or DVR services that do not support the TiVo service outside of the People’s Republic of China, Singapore, Hong Kong, Macau and The Republic of China. In the United States, TGC may offer DVR products that support the U.S. TiVo service to TiVo, authorized TiVo licensees or with TiVo’s prior approval retail distributors.

Sales and Marketing

Consumer Offerings. We sell subscriptions to the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. We sell TiVo service-only subscriptions either for a monthly subscription rate of $12.95 (with discounts available to subscribers who have multiple subscriptions to the TiVo service), or a pre-pay option of $155.40 for one-year, $299 for two-years or $399 for three-years of TiVo service. We have announced our intention to eliminate the product lifetime service option. TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy, Circuit City, CompUSA, and Target. We recognize revenues from the sale of TiVo-branded DVRs manufactured for us. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues.

We also sell bundled offering of a TiVo-enabled DVR and a subscription to the TiVo service through our direct sales channel. Current pricing offered through our direct channel is:

•	The price for an 80-hr TiVo-enabled DVR and a one-year service commitment is $19.95 a month or $224 prepaid

•	The price for an 80-hr TiVo-enabled DVR and a two-year service commitment is $18.95 a month or $369 prepaid

•	The price for an 80-hr TiVo-enabled DVR and a three-year service commitment is $16.95 a month or $469 prepaid

Services to Television Service Providers. We also sell our technology and services to television service providers, such as DIRECTV and Comcast, who then market (or in the case of Comcast, plan to market in the future) the TiVo service to their subscribers either directly or, in the case of DIRECTV, also through major retailers across the United States.

Services to the Advertising Industry. We also sell advertising and limited audience measurement research services, through a dedicated team of salespeople and through partnerships with third parties like Nielsen Media Research.

Customer Service and Support

For our DIRECTV receivers with TiVo service, DIRECTV generally handles customer support. For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.

We offer a manufacturer’s warranty on our TiVo-Owned standalone DVRs of 90 days for labor and one year for parts. For our TiVo Package subscriptions that include both a TiVo-Owned standalone DVR and a subscription to our service, we offer to extend such manufacturer’s warranty for parts only for the duration of the subscription which may last as long as three years. We contract with third parties to handle warranty repair.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control, and shipment to distribution centers. Today the majority of our products are assembled in China and Mexico. Our primary distribution centers are operated on an outsourced basis in Texas and Nevada.

The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, which supplies microprocessors, Amtek, which is a supplier of the chassis, and Remote Solutions, which supplies remote controls and bezels. Some of our components, including microprocessors, chassis, remote controls, and certain discrete components are currently supplied by sole source suppliers.

Seasonality

Sales of our DVRs and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual DVR sales and new subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second and third quarter related to hardware costs, rebates, revenue share and other payments to channel, and sales and marketing expenses in anticipation of the holiday shopping season.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2006	2005	2004
	(in millions)
Research and Development Expenses	$41.1	$37.6	$22.2

Although our total company employee headcount increased by approximately 25% in fiscal year 2006, we increased the number of our regular, temporary, and part-time employees engaged in research and development by 16% from a total of 228 to 264 as of January 31, 2006 compared to January 31, 2005.

Competition

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by cable and satellite operators and DVRs offered by consumer electronics and software companies.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate DVR functionality.

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models offer name-based recordings instead of timeslot-base recordings. DIRECTV has introduced a DVR technology from NDS. The current DIRECTV DVR from NDS does not support recording of high-definition broadcasts.

•	Cable: Cable operators have made DVR technology available on set-top boxes from Scientific-Atlanta and Motorola. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities Other competition in the cable DVR market comes from other software providers including TV Guide, Microsoft, Aptiv, Digital, and Digeo.

U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, and others, which could potentially evolve into competition. Additionally, we are aware of at least one U.S. cable operator, Cablevision, Inc., which has announced plans to test server-based DVR technology. Server-based VOD and DVR technology rely on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use server-based VOD and DVR technology to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers have an alternate means of watching time-shifted shows besides DVRs.

Consumer Electronics Competitors. We compete against several types of products with basic time-slot based recordings or enhanced electronic program guide (EPG) based DVR functionality offered by consumer electronics companies. These products record an analog television signal output from a cable or satellite set-top box, analog cable feed, or antenna.

•	Standalone DVRs and hard drive-equipped DVD recorders, TVs and game consoles: ReplayTV continues to offer standalone DVRs with enhanced DVR functionality in limited retail distribution. Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles as well.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software and other PC manufacturers such as Apple Computer may offer similar functionality in the future.

Licensing Competitors. Our licensing revenues depend upon both our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

Established Competition for Advertising Budgets. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, and Video on Demand for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

Patents and Intellectual Property

We have filed patent applications relating to many critical aspects of the design, functionality, and operation of TiVo products and services. We have been awarded approximately 87 foreign and domestic patents and have approximately 138 foreign and domestic patent applications pending. We have also filed patent applications related to technology that we may incorporate in future versions of our products and services. Patents we hold the rights to include:

•	U.S. patent number 6,327,418, entitled Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data, originally filed on April 3, 1998, which describes a method of controlling streaming media in a digital device, including the functions that enable DVRs to pause live TV as well as rewind, fast-forward, play, play faster, play slower, and play in reverse television signals cached by the DVR. We refer to this as the “TrickPlay” patent. The expiration date of the TrickPlay patent is April 3, 2018.

•	U.S. patent number 6,792,195 entitled Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data, which is a continuation of the TrickPlay patent. The expiration date of this patent is likewise April 3, 2018.

•	U.S. patent 6,233,389, entitled Multimedia Time Warping System, originally filed on July 30, 1998, which describes many of the key inventions associated with the TiVo-enabled DVR software and hardware design. We refer to this as the “TimeWarp” patent. Key inventions claimed in the patent include a method for recording one program while playing back another or watching a program as it is recording, often referred to as time-shifting the program; a method for efficient and low-cost processing and synchronizing of the various multimedia streams in a television signal such as video, audio, and closed-captioning, and a storage format that easily supports advanced TrickPlay capabilities. The expiration date of the TimeWarp patent is July 30, 2018.

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

Among others, we have secured U.S. registrations for the marks “TiVo,” the TiVo logo, the TiVo Smile design “WishList,” “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TiVo, TV Your Way,” “What you want, when you want it,” “TiVolution,” “Active Preview,” Home Media Option, “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” TiVo Series2 (logo and text), the Jump logo, the Thumbs Up logo, and the Thumbs Down logo. We have filed many other trademark applications covering substantially all of our trade dress, sound effects, logos, and slogans, including: “DIRECTIVO,” “Season Pass,” and “See it, want it, get it.” These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers.

We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I, Item 1A, “Risk Factors – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Pending Intellectual Property Litigation” for additional information concerning our intellectual property.

Privacy Policy

We have adopted a privacy policy, which we make available on our website and deliver to each new subscriber to the TiVo service. This policy was last updated in July 2005 to cover new commerce features that we have introduced and plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but all viewing-information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any viewing information transmitted from a TiVo enabled DVR is anonymous on the DVR and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the DVR. Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, we may be able to use this anonymous information to tell a broadcast or advertising client the percentage of our viewers that recorded a particular program or advertisement, but we will not know, nor be able to tell the client, which of our viewers did so, unless a viewer decides to provide that information.

Employees

At April 3, 2006, we employed approximately 400 employees, including 38 in service operations, 222 in research and development, 42 in sales and marketing, and 98 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At April 3, 2006, we employed 86 such persons. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of April 3, 2006):

Name	Age	Position
Thomas S. Rogers	51	Chief Executive Officer and President
David H. Courtney	47	Executive Vice President and Chief Financial Officer
James Barton	47	Chief Technical Officer and Senior Vice President
Jeffrey Klugman	45	Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division
Mark A. Roberts	45	Senior Vice President of Consumer Products and Operations
Matthew Zinn	41	Vice President, General Counsel, and Chief Privacy Officer
Stuart West	36	Vice President, Finance

Thomas S. Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. From July 2003 until July 2005, he also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.

David H. Courtney joined TiVo in March 1999 as Chief Financial Officer and is currently Executive Vice President, and Chief Financial Officer, and a member of the board of directors. He has previously served as Vice President and Chief Financial Officer, Senior Vice President of Finance & Administration, Executive Vice President for Worldwide Operations and Administration, and most recently as Group Executive for Corporate Products and Services. Prior to joining TiVo, from May 1995 to July 1998, Mr. Courtney served as a Managing Director at J.P. Morgan, an investment bank, where he was responsible for building and expanding the firm’s high technology investment banking business in the United States. From 1986 to 1995, Mr. Courtney was a member of the high technology investment banking group at Goldman, Sachs & Co., most recently serving as Vice President. He has previously served on the boards of Great Plains Software, Silicon Image, and KQED, the San Francisco-based affiliate of both the Public Broadcasting System and National Public Radio. Mr. Courtney currently serves on the Board of Trustees of the Golden Gate National Parks Conservancy. Mr. Courtney holds a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from the Stanford Graduate School of Business. On September 28, 2005, Mr. Courtney entered into an employment transition and separation agreement with the Company pursuant to which on April 15, 2006, Mr. Courtney will resign from the Company and as a member of the Board of Directors.

James Barton is a co-founder of TiVo and served as TiVo’s Vice President of Research and Development, Chief Technical Officer and Director since our inception to January 2004 and is currently Chief Technical Officer and Senior Vice President. From June 1996 to August 1997, Mr. Barton was President and Chief Executive Officer of Network Age Software, Inc., a company that he founded to develop software products targeted at managed electronic distribution. From November 1994 to May 1996, Mr. Barton served as Chief Technical Officer of Interactive Digital Solutions Company, a joint venture of Silicon Graphics Incorporation (SGI) and AT&T Network Systems created to develop interactive television systems. From June 1993 to November 1994, Mr. Barton served as Vice President and General Manager of the Media Systems Division of SGI. From January 1990 to May 1991, Mr. Barton served as Vice President and General Manager for the Systems Software Division of Silicon Graphics. Prior to joining SGI, Mr. Barton held technical and management positions with Hewlett-Packard and Bell Laboratories. Mr. Barton holds a B.S. degree in Electrical Engineering and an M.S. degree in Computer Science from the University of Colorado at Boulder.

Jeffrey Klugman was named Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division in April 2005. Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February, 2004 and Vice President, TiVo Platform Business from February 2004 until April 2005. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

Mark A. Roberts was named Senior Vice President of Consumer Products and Operations in October 2005 responsible for Consumer Products Engineering and Product Strategy, Manufacturing, Distribution, Call Center, Service Operations, Information Technology, Facilities and Broadcast Center Operations. He had served as Senior Vice President of Engineering since December 2002 until October 2005 and Chief Information Officer of TiVo from March 1999 until December 2002. Prior to joining TiVo, he served as Vice President of Information Technology at Acuson Corporation, a medical ultrasound company, from March 1996 to March 1999. From July 1990 to March 1996, Mr. Roberts was Director of Information Systems at SGI. Mr. Roberts holds a B.S. degree in Economics from Santa Clara University.

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

Stuart West has served as Vice President, Finance since November 2002. On April 13, 2006, we announced that Mr. West would serve as Acting Chief Financial Officer, effective April 17, 2006. He had served as Director of Finance from October 2001 to November 2002 and as a consultant from December of 2000 to October 2001. Prior to joining TiVo in December 2000, Mr. West was a business development executive at venture-backed Silicon Valley software and service startups. Prior to that, Mr. West was a Vice President at J.P. Morgan, where he managed mergers, IPO’s, and other financings for technology companies. Mr. West’s other work experience includes Texas Instruments, the U.S. State Department, and the White House. He holds a B.A. in History from Yale University and completed the Stanford Business School’s Executive Program for Growing Companies.

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

ITEM 1A.	RISK FACTORS.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve sustained profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the fiscal years ended January 31, 2006, 2005 and 2004, our net loss were $(34.4) million, $(79.8) million, and $(32.0) million, respectively. As of January 31, 2006, we had an accumulated deficit of $(691.5) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability. Although we did reach profitability for the three months ended July 31, 2005, we may not reach profitability again or be able to sustain or increase profitability on a quarterly or annual basis in the future.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.

The DVR market is rapidly evolving, and we face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach or sustain profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by cable and satellite operators and DVRs offered by consumer electronics companies.

Within each of these two categories, the competition can be further segmented into those offering what we define as basic DVR functionality and those offering enhanced DVR functionality. Basic DVR functionality includes no or limited program guide data and “VCR-like” controls with manual timeslot-based recordings, usually with no DVR service fee after the consumer purchases the enabling hardware. The TiVo Basic service offered on select TiVo-enabled DVD recorders made by Toshiba and Pioneer is an example of basic DVR functionality. Enhanced DVR functionality includes rich program guide data and enhanced scheduling and personalization features, and may or may not require a DVR service fee. The TiVo service, required for most TiVo-enabled DVRs, and offered as an upgrade for select TiVo-enabled DVD recorders made by Toshiba and Pioneer, is an example of enhanced DVR functionality.

Satellite and Cable DVR Competitors. We compete against cable and satellite set-top boxes that integrate DVR functionality.

•	Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Certain models now offer name-based recordings instead of timeslot-base recordings. DIRECTV has introduced a competing DVR service from NDS. The current DIRECTV DVR from NDS does not support recording of high-definition broadcasts.

•	Cable: Cable operators have made DVR technology available on set-top boxes from Scientific-Atlanta and Motorola. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities Other competition in the cable DVR market comes from other software providers including TV Guide, Microsoft, Aptiv Digital and Digeo.

U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, and others, which could potentially evolve into competition. Additionally, we are aware of at least one U.S. cable operator, Cablevision, Inc., which has announced plans to test server-based DVR technology. Server-based VOD and DVR technology rely on content servers located within the cable operator’s central head-end that stream video across the network to a digital cable set-top box within the consumer’s home. Cable operators can use server-based VOD and DVR technology to deliver movies, television shows, and other content to consumers. Consumers can watch this programming on demand, with VCR-like pausing and rewinding capabilities. Operators can charge consumers for access to VOD content on a per-transaction or monthly subscription basis, or can offer content without charge. To the extent that cable operators offer regular television programming as part of their server-based VOD and offerings DVR technology, consumers have an alternate means of watching time-shifted shows besides DVRs.

Consumer Electronics Competitors. We compete against several types of products with basic or enhanced electronic program guide (EPG) based DVR functionality offered by consumer electronics companies. These products record an analog television signal output from a cable or satellite set-top box, analog cable feed, or antenna.

•	Standalone DVRs and hard drive-equipped DVD recorders, TVs and Game Consoles: ReplayTV continues to offer standalone DVRs with enhanced DVR functionality in limited retail distribution. Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles as well.

•	Personal computers with DVR software: Microsoft’s Windows XP Media Center Edition contains expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software and other PC manufacturers such as Apple Computer may offer similar functionality in the future.

Licensing Competitors. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Ucentric, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

Established Competition for Advertising Budgets. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television and Video on Demand for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to devote a significant portion of their advertising budget to promotions on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

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

We are dependent on single suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service. For example:

•	Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

•	Amtek is the sole supplier of the chassis; and

•	Remote Solutions is the sole supplier of remote controls and bezels.

We do not currently have written supply agreements with these suppliers. Therefore, they may not be contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

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

If our arrangements or our consumer electronics manufacturers’ arrangements with Broadcom, Amtek, Remote Solutions or Tribune were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

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

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Circuit City, Fry’s Electronics, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

Pending intellectual property litigations. On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo, Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ American Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc. Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent Office granted a request for reexamination of the patent in question. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, our business could be harmed.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. On November 10, 2004, we filed our answer, affirmative defenses and counterclaims and on January 31, 2005, we filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in our favor and in favor of the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. TiVo, Sony and JVC’s declaratory judgment counterclaims are currently pending before the district court. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified us of the claims against it in this lawsuit as required by our agreement with Humax. On July 1, 2005, the defendants filed their answer and counterclaims. On January 18, 2006, EchoStar filed a motion to dismiss its claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”). Matters relating to discovery and claim construction are ongoing. We intend to defend this action vigorously; however, we could be forced to incur material expenses in connection with this lawsuit and/or as a result of our indemnification obligations and, in the event there is an adverse outcome, our business could be harmed.

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. The jury ruled that our patent is valid and that all nine of the asserted claims in our patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. We plan to seek an enhancement of damages for willfulness, prejudgment interest, attorneys’ fees and costs, and an injunction against the defendants’ further infringement of the patent. The defendants’ claim of inequitable conduct against us remains pending. There can be no assurance that we will collect these monies, that we will not be found to have engaged in inequitable conduct, that an injunction will be issued, or that the decision will be upheld in post-trial proceedings or on appeal. We are incurring material expenses in this litigation.

Digital video recorders could be the subject of future regulation relating to copyright law or evolving industry standards and practices that could adversely impact our business.

In the future, copyright statutes or case law could be changed to adversely impact our business by restricting the ability of consumers to temporally or spatially shift copyrighted materials for their own personal use. Our business could be harmed as a result. In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the digital video recorder industry. These organizations or individual media companies may attempt to require companies in the digital video recorder industry to obtain copyright or other licenses. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs, and adversely affect our business.

We are dependent on our relationship with DIRECTV for a significant part of our overall subscription growth.

A significant part of our subscription growth results from our relationship with DIRECTV which will likely be lost in the future due to DIRECTV’s support of a competing DVR by NDS. DIRECTV, a company controlled by News Corp., has introduced an alternative DVR technology platform, created by NDS, which is also majority-owned by News Corp. DIRECTV has stated that its core initiatives and new customer acquisition efforts will focus on its new DVR from NDS. As a consequence, we expect that the number of DIRECTV customers with TiVo service will decline in the future resulting in the loss of future high margin revenues from these DIRECTV customers with TiVo service.

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

We rely on our retail customers and consumer electronics manufacturers to market and distribute our products and services. In addition to our own efforts, our retail customers and consumer electronics manufacturers distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets and brand images to promote and support DVRs and the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support the TiVo service and DVRs and other devices that enable the TiVo service. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract subscriptions to the TiVo service will be limited.

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

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable and satellite network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with, or to continue working with, these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners could seriously harm our ability to support new services and develop new revenue streams.

We face risks in connection with our licensing and marketing agreement with Comcast for the development of a TiVo-branded DVR software solution and advertising management system for deployment to Comcast customers.

We may never develop the purchased TiVo-branded DVR software solution and/or advertising management system. Pursuant to our agreement with Comcast, development and deployment of the TiVo service software solution is targeted to occur within two years from March 15, 2005. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008. We could be subject to certain consequences, including, but not limited to, termination of the agreement in the event development of the TiVo service software solution and the TiVo advertising management system have not been completed by the relevant deadlines. Our ability to develop and enable deployment by Comcast of the TiVo service software solution and advertising management system by the relevant deadlines could be delayed or prevented by technological problems or a lack of available resources to meet our obligations under the agreement. In the event we fail to deliver either the TiVo service software solution and/or advertising management system to Comcast by the relevant deadlines, our agreement with Comcast could be terminated and our business could be harmed.

We may not be successful in our agreement with Comcast. Our ability to benefit from our agreement with Comcast is dependent upon the mass-deployment and adoption of the TiVo service software solution by Comcast customers. Additionally, our ability to benefit from our agreement with Comcast is dependent upon our ability to successfully sell advertising to third parties. Furthermore, Comcast has the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast receives, Comcast would be entitled to receive the new more favorable terms. Additionally, Comcast has the right to terminate its agreement with us in the event we are subject to certain specified change of control transactions involving specified companies. In the event any of these events occurred, we would have difficulty generating revenues under the agreement and our business could be harmed.

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

If we fail to manage the growth and complexity of our activities, it could disrupt our business and impair our ability to generate revenues.

The growth in our subscription base and increasing complexity of our sources of other revenue have placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

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

We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely affect our billing and reporting. To manage the expected growth of our operations, we will need to improve our operational and financial systems, procedures and controls. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls: could adversely affect our relationships with our customers; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

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

The lifetime subscriptions to the TiVo service that we currently are obligated to service commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs.

We offer a product lifetime subscription option to the TiVo service that commits us to provide TiVo service for as long as the DVR is in service. We have announced our intention to eliminate the product lifetime service option, however, we still may offer product lifetime subscriptions, in the future. We receive the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding revenue stream and therefore will be required to fund ongoing costs of service from other sources. As of January 31, 2006, we had approximately 100,000 product lifetime subscriptions that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. This represents approximately 13.3% of our cumulative lifetime subscriptions as compared to 11.4% in fiscal year ended January 31, 2005. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. Our product is still relatively new, and as we gather more user information, we may revise this estimated life.

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

Bundled pricing with varying commitment terms for the TiVo service may involve increased acquisition costs.

We have elected to offer the TiVo service at various price points bundled with a TiVo-enabled DVR as part of the subscription fee. The bundled TiVo service and DVR offerings may involve higher acquisition costs including, for example, the offering of a no cost DVR in exchange for a commitment to pay a specified subscription price for a minimum period of time from one to three years. If we incur these increased subscription acquisition costs without a corresponding return in expected future revenues, our business could be harmed.

We engage in various advertising, marketing and other promotions that are regulated by state and federal laws and regulations and any violation of these laws and regulations could harm our business.

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

On December 22, 2005, a consumer class-action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of our gift subscriptions, which were allegedly sold to consumers in violation of California law that allegedly makes it unlawful to sell gift certificates in California containing an expiration date. We intend to defend this action vigorously; however, we could be forced to incur material expense in the litigation, and in the event there is an adverse outcome, our business could be harmed.

The nature of some of our business relationships may restrict our ability to operate freely in the future.

From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may include equity investments by such parties in our company. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model, the terms and conditions of such business relationships may place some restrictions on the operation of our business in the future.

Entertainment companies or video distributors may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, one of our current competitor’s digital video recorders was the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC and/or portable media devices via TiVoToGo™ transfers. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

We could be prevented from selling or developing our TiVo software if the GNU General Public License governing the GNU/Linux operating system and Linux kernel and similar licenses under which our product is developed and licensed is not enforceable or changed substantially.

Our TiVo software includes parts of the Linux kernel and the GNU/Linux operating system. The Linux kernel and the GNU/Linux operating system have been developed and licensed under the GNU General Public License, version 2 and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified, and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. SCO Group, Inc., or SCO, has publicly alleged that certain versions of the Linux kernel contain unauthorized UNIX code or derivative works of UNIX code. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect our manufacturing and other customer and supplier relationships. It is possible that a court would hold these open source licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in our TiVo software that runs on a GNU/Linux-based operating system. Any ruling by a court that these licenses are not enforceable, or that GNU/Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our TiVo software and would adversely affect our business.

In addition, the GNU Public License is subject to occasional revision. A proposal for changing the license from its current form (GPLv2) into a newer, more restrictive version called GPLv3 has been proposed and is currently undergoing community review. If the currently proposed version of GPLv3 is widely adopted, we may be unable to incorporate future enhancements to the GNU/Linux operating system into our software, which could adversely affect our business.

If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.

We and certain of our officers and directors were named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in our initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of our common stock from September 30, 1999, the time of our initial public offering, through December 6, 2000. The central allegation in this action was that our IPO underwriters solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased our common stock in our IPO and in the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in our IPO prospectus that the underwriters had engaged in these alleged arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, our officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

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

Legislation, laws or regulations relating to environmental issues, employment matters, and unclaimed property may adversely impact our business in the future.

It is possible that future proposed environmental regulations on consumer electronic devices, such as DVRs and set-top boxes, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example future energy regulations could potentially make it more costly for us to design, manufacture, and sell our DVRs to our customers thus harming the growth of our business.

Additionally, as our business grows and we expand our employed and contracted work force, employment laws and regulations will have an increasing impact on our ability to manage and grow our work force. Regulations and laws relating to the status of contractors, classification and related benefits for exempt and non-exempt employees all may adversely impact our business if we are unable to properly manage and comply with federal, state, and local laws.

Furthermore, as part of our regular business activities now, and in the past, we engage in the issuance of gift subscriptions and the marketing of rebate offers related to sale of our products and services. It is possible that money received by us for the sale of gift subscriptions or related to our past rebates offers could be subject to state and federal escheat, or unclaimed property, laws in the future. If this were the case, our business could be adversely impacted.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may affect our ability to be in compliance with such new corporate governance provisions in the future.

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted. These new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. We expect these developments to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting or credit card security and protection measures.

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

We will need to become compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so will adversely affect our business. As a merchant who processes credit card payments from its customers, we are required to comply with the payment card industry requirements imposed on us for the protection and security of our customers’ credit card information. If we are unable to successfully comply with the payment card industry requirements imposed on us as a credit card merchant, our business could be harmed because we could be prevented in the future from transacting customer subscription payments by means of a credit card.

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

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls. We record adjustments to our inventory, when appropriate, to reflect inventory at lower of cost or market. As of January 31, 2006, we had $218,000 in our inventory reserves. In the future, we may be required to record additional write-downs of inventory as a result of future assessments.

We have from time-to-time engaged in the outsourcing of engineering work related to the design, development, and manufacturing of our products. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, China, South Korea, India, Ukraine and Mexico. We have limited experience in the outsourcing of engineering, manufacturing and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, including patents, trademarks, trade secrets, and copyrights and as a result our business could be harmed.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Our Rights Agreement was last amended on April 12, 2006. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more of our common stock. On April 12, 2006, we amended the Rights Plan’s definition of Acquiring Person to remove the defined term “Existing Holder”. The rights are not exercisable as of the date of this filing. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

Factors that may affect our annual operating results include:

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

If we are unable to raise additional capital through the issuance of equity, debt or other financing activities on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed. We may incur debt or lines of credits to which covenants attach which could be violated if the Company does not meet its expectations.

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. We may also incur debt or lines of credit which will subject us to restrictive covenants which if violated by us would cause us to incur penalties and increased expenses which could in turn harm our business. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

As of January 31, 2006, options to purchase a total of 17,270,588 shares were outstanding under our option and equity incentive plans, and there were 18,600,153 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 3, 2006, our common stock has closed between $71.50 per share and $2.55 per share, closing at $7.28 on April 3, 2006. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires in March 2007. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 90% of the total office space. Our facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has an operating lease for sales and administrative office space in New York.

Additionally, we currently lease international office space in Berkshire, United Kingdom under a lease that expires in March 2006. We have vacated this facility and no longer maintain an office in the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS.

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

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer the Company’s patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that defendants’ willfully infringed the patent. The Company plans to seek an enhancement of damages for willfulness, prejudgment interest, attorney’s fees and costs, and an injunction against the defendants’ further infringement of the patent. The defendants’ claim of inequitable conduct against the Company remains pending. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On January 18, 2006, EchoStar filed a motion to dismiss its claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”). Matters relating to discovery and claim construction are ongoing. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in connection with this lawsuit and/or as a result of its indemnification obligations and, in the event there is an adverse outcome, the Company’s business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent Office granted a request for reexamination of the patent in question. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed by the inability to enable subscribers to display JPEG photos or having to pay a license fee to enable subscribers to do so.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. TiVo, Sony and JVC’s declaratory judgment counterclaims are currently pending before the district court. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

Consumer Litigation. On December 22, 2005, a consumer class action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of the Company’s gift subscriptions which were allegedly sold to consumers in violation of a California law that allegedly makes it unlawful to sell gift certificates in California containing an expiration date. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and, in the event there is an adverse outcome, the Company’s business could be harmed.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On August 31, 2005, the Court issued an order scheduling a fairness hearing for April 2006 to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2006.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2006, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Equity

Our common stock has traded on the Nasdaq National Market under the symbol “TIVO” since September 30, 1999. Prior to that time, there was no public trading market for our common stock. As of April 3, 2006, we had 1,118 stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market, on any trading day during the respective period:

Fiscal Year 2006	High	Low
Fourth Quarter ended January 31, 2006	$6.06	$4.73
Third Quarter ended October 31, 2005	$6.24	$4.56
Second Quarter ended July 31, 2005	$7.75	$5.05
First Quarter ended April 30, 2005	$6.89	$3.45

Fiscal Year 2005	High	Low
Fourth Quarter ended January 31, 2005	$6.79	$3.85
Third Quarter ended October 31, 2004	$7.34	$3.70
Second Quarter ended July 31, 2004	$9.12	$4.99
First Quarter ended April 30, 2004	$12.94	$6.94

On April 3, 2006, the closing price of our common stock was $7.28 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2006 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

On August 10, 2005 six warrant holders tendered for conversion their warrants in an aggregate principal amount of $244,000 at the then current conversion prices of $5.00 per share for a total issuance of 51,547 shares of the Company’s common stock effective the same date. Prior to August 10, 2005, on June 16, 2005 and June 30, 2005, the Company had issued 86,114 and 200,529 shares of its common stock to six and two warrant holders upon conversion of, respectively, $245,000 and $611,000 aggregate principal amounts.

On January 24, 2005, one note holder tendered for conversion its notes in the aggregate principal amount of $4,500,000 at the then current conversion price of $3.99 per share for a total issuance of 1,127,819 shares of the Company’s common stock effective the same date. Prior to January 24, 2005, on December 21, 2004 and January 19, 2005, the Company had previously issued 125,313 and 300,751 shares of its common stock to two noteholders upon conversion of, respectively, $500,000 and $1,200,000 aggregate principal amounts of the Company’s 7% Convertible Senior Notes due 2006 at the then current conversion price of $3.99 per share. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data as of and for the fiscal years ended January 31, 2006, 2005, 2004, 2003, and 2002, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$167,194	$107,166	$61,560	$39,261	$19,297
Technology revenues	3,665	8,310	15,797	20,909	100
Hardware revenues	72,093	111,275	72,882	45,620	—
Rebates, revenue share, and other payment to the channel	(47,027)	(54,696)	(9,159)	(9,780)	—

Net Revenues	195,925	172,055	141,080	96,010	19,397

Cost and Expenses
Cost of service revenues	34,179	29,360	17,705	17,119	19,852
Cost of technology revenues	782	6,575	13,609	8,033	62
Cost of hardware revenues	84,216	120,323	74,836	44,647	—
Research and development	41,087	37,634	22,167	20,714	27,205
Sales and marketing	35,047	37,367	18,947	48,117	104,897
General and administrative	38,018	16,593	16,296	14,465	18,875

Loss from operations	(37,404)	(75,797)	(22,480)	(57,085)	(151,494)

Interest income	3,084	1,548	498	4,483	2,163
Interest expense and other	(14)	(5,459)	(9,587)	(27,569)	(7,374)

Loss before income taxes	(34,334)	(79,708)	(31,569)	(80,171)	(156,705)
Provision for income taxes	(64)	(134)	(449)	(425)	(1,000)

Net Loss	(34,398)	(79,842)	(32,018)	(80,596)	(157,705)
Less: Series A redeemable convertible preferred stock dividend	—	—	—	(220)	(3,018)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(1,445)	—

Net loss attributable to common shareholder	$(34,398)	$(79,842)	$(32,018)	$(82,261)	$(160,723)

Net loss per share
Basic and diluted	$(0.41)	$(0.99)	$(0.48)	$(1.61)	$(3.74)
Weighted average shares used to calculate basic and diluted net loss per share	83,683	80,264	66,784	51,219	42,956

	As of January 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,298	$87,245	$138,210	$40,401	$46,527
Short-term investments	18,915	19,100	5,025	3,800	5,800
Total assets	161,609	160,052	183,891	82,320	149,934
Current redeemable convertible preferred stock	—	—	—	—	2
Long-term portion of convertible notes payable	—	—	6,005	4,265	18,315
Long-term portion of convertible notes payable-related parties	—	—	—	3,920	9,426
Long-term portion of deferred revenues	67,575	63,131	46,035	32,373	23,552
Long-term portion of obligations under capital lease	—	—	—	—	2
Total paid-in capital for current redeemable convertible preferred stock and redeemable common stock	—	—	—	—	46,553
Total stockholders’ equity (deficit)	(26,771)	(2,692)	65,632	(24,697)	(29,944)

Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended January 31, 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

	Three Months Ended
	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	Apr 30, 2004
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$46,305	$42,296	$40,249	$38,344	$32,996	$27,678	$24,333	$22,159
Technology revenues	663	901	425	1,676	1,169	699	3,427	3,015
Hardware revenues	32,266	24,652	4,649	10,526	50,452	27,894	18,592	14,337
Rebates, revenue share, and other payments to channel	(19,167)	(18,234)	(5,988)	(3,638)	(25,188)	(17,944)	(6,576)	(4,988)

Net revenues	60,067	49,615	39,335	46,908	59,429	38,327	39,776	34,523
Cost of revenues
Cost of service revenues	10,250	8,431	6,859	8,639	10,426	6,505	6,836	5,593
Cost of technology revenues	(121)	77	599	227	440	1,465	2,708	1,962
Cost of hardware revenues	37,267	24,742	6,565	15,642	52,267	28,486	22,720	16,850

Total cost of revenues	47,396	33,250	14,023	24,508	63,133	36,456	32,264	24,405

Gross margin	12,671	16,365	25,312	22,400	(3,704)	1,871	7,512	10,118
Operating Expenses
Research and development	10,693	9,712	9,778	10,904	11,206	9,291	8,138	8,999
Sales and marketing	10,637	10,006	7,574	6,830	11,529	14,212	6,026	5,600
General and administrative	11,769	11,702	8,409	6,138	4,194	4,366	3,794	4,239

Loss from operations	(20,428)	(15,055)	(449)	(1,472)	(30,633)	(25,998)	(10,446)	(8,720)
Interest income	900	826	734	624	458	397	366	327
Interest expense and other	(1)	(10)	(2)	(1)	(3,464)	(671)	(668)	(656)

Income (loss) before income taxes	(19,529)	(14,239)	283	(849)	(33,639)	(26,272)	(10,748)	(9,049)
Provision for income taxes	(13)	—	(43)	(8)	(26)	(78)	(12)	(18)

Net income (loss)	$(19,542)	$(14,239)	$240	$(857)	$(33,665)	$(26,350)	$(10,760)	$(9,067)

Net Income (loss) per common share basic and diluted	$(0.23)	$(0.17)	$0.00	$(0.01)	$(0.42)	$(0.33)	$(0.13)	$(0.11)

Weighted average common shares used to calculate basic net income (loss) per share	84,643	84,201	83,506	82,381	80,793	80,267	80,197	79,800

Weighted average common shares used to calculate diluted net income (loss) per share	84,643	84,201	86,479	82,381	80,793	80,267	80,197	79,800

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report and the section “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, and online scheduling. As of January 31,2006, there were approximately 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through agreements with leading television service providers such as currently DIRECTV and in the future, Comcast, as well as through consumer electronics retailers. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research.

Executive Overview and Outlook of Financial Results

During the fiscal year ended January 31, 2006, we experienced growth in our overall subscription base and subscription revenues. Through our continued investment in marketing and research and development, we increased our subscription base, with the majority of our new subscriptions coming from DIRECTV. Additionally, we elected to invest in subscription acquisition activities during the second half of fiscal year 2006 to expand our subscription base and promote the TiVo brand for future partnerships. TiVo-Owned subscriptions gross additions in the fourth quarter of fiscal year 2006 were 221,000, which was down 20% from the quarter ended January 31, 2005. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to increase due at least in part to the new multi-tiered pricing structure we have announced which will include a TiVo DVR for no upfront payment in exchange for customer commitment to either a one, two, or three year service plan. We expect to continue achieving growth in our TiVo-Owned subscription base in fiscal 2007; however, we expect this growth to be offset by losses in our DIRECTV subscription base as DIRECTV supports a competing DVR technology.

The following table sets forth selected information as of our fiscal year ended January 31, 2006, 2005, and 2004:

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands)
Service and technology revenues	$170,859	$115,476	$77,357
Net revenues	$195,925	$172,055	$141,080
Cost of revenues	(119,177)	(156,258)	(106,150)
Operating expenses	(114,152)	(91,594)	(57,410)

Loss from operations	$(37,404)	$(75,797)	$(22,480)

Cash flows from operating activities	$3,425	$(37,214)	$(7,659)

Service and Technology Revenues. Our service and technology revenues increased $55.4 million or 48% during the fiscal year ended January 31, 2006 compared to the prior fiscal year. This increase was primarily due to an increase in our total subscription base of approximately 1.4 million new subscriptions during the fiscal year ended January 31, 2006.

Net Revenues. In addition to service and technology revenues, our net revenues include our hardware revenues as well as any offsetting effects of contra-revenue such as rebates, revenue shares, and other payments to channel. Net revenues increased by $23.9 million or 14% during the fiscal year ended January 31, 2006 compared to the prior fiscal year. While service revenues increased significantly, those benefits were largely offset by lower hardware and technology revenues.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, decreased by $37.1 million or 24% during the fiscal year ended January 31, 2006. The cost of service and technology revenues for the fiscal year ended January 31, 2006 decreased by $1.0 million, or 3%, compared to the prior fiscal year primarily as a result of substantial completion of existing engineering services contracts. The cost of hardware revenues for the fiscal year ended January 31, 2006 decreased by $36.1 million, or 30%, compared to the prior fiscal year, primarily due to decreased hardware sales volume arising from increased competition.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $22.6 million or 25% during the fiscal year ended January 31, 2006 compared to the prior fiscal year. The largest contributor to the increase in operating expenses was the increase in legal expenses related to on-going litigation of $14.5 million for the fiscal year ended January 31, 2006, as compared to the prior fiscal year.

Cash Flows from Operating Activities. Our cash provided by operating activities for the fiscal year ended January 31, 2006 was $3.4 million, as compared to ($37.2) million used in operating activities for the prior fiscal year. This improvement in cash flows from operating activities is largely due to the increase in our service revenues gross margin.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

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

	Three Months Ended
(Subscriptions in thousands)	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004	April 30, 2004
TiVo-Owned Subscription Gross Additions:	221	92	77	104	276	119	78	82
Subscription Net Additions:
TiVo-Owned	183	55	40	72	251	103	63	68
DIRECTV	173	379	214	247	447	316	225	196

Total Subscription Net Additions	356	434	254	319	698	419	288	264
Cumulative Subscriptions:
TiVo-Owned	1,491	1,308	1,253	1,213	1,141	890	787	724
DIRECTV	2,873	2,700	2,321	2,107	1,860	1,413	1,097	872

Total Cumulative Subscriptions	4,364	4,008	3,574	3,320	3,001	2,303	1,884	1,596
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	51%	51%	51%	51%	50%	46%	43%	42%

Included in the 4,364,000 subscriptions are approximately 100,000 lifetime subscriptions that have reached the end of the 48-month period TiVo uses to recognize lifetime subscription revenue. These lifetime subscriptions no longer generate subscription revenue.

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We offer a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. We have announced our intention to eliminate the product lifetime service option. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six-months are not counted in this total. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

We believe TiVo-Owned subscription net additions for the fiscal year ended January 31, 2006 decreased by 135,000 compared to the prior fiscal year period because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s TiVo and non-TiVo products. The percent of cumulative TiVo-Owned subscriptions paying recurring fees was 51% during the quarter ended January 31, 2006, an increase of 1% from the same period last year, due to the fact that 70% of TiVo-Owned subscription gross additions chose a monthly fee option. DIRECTV subscription net additions were 171,000 lower for the fiscal year ended January 31, 2006 than the prior fiscal year.

As of January 31, 2006, approximately 100,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. This represents approximately 13.3% of our cumulative lifetime subscriptions as compared to 11.4% for the fiscal year ended January 31, 2005. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

In the past, we offered some of our consumer electronics partners a version of the TiVo service with reduced functionality called TiVo Basic™ that does not involve a fee to consumers. DVRs with the TiVo Basic service that have not upgraded to the TiVo service are not included in our subscription totals.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

We define the TiVo-Owned Churn Rate per month as the total TiVo-Owned subscription cancellations in the period divided by the Average TiVo-Owned subscriptions for the period (including both monthly and product lifetime subscriptions), which then is divided by the number of months in the period. We calculate Average TiVo-Owned subscriptions for the period by adding the average TiVo-Owned subscriptions for each month and dividing by the number of months in the period. We calculate the average TiVo-Owned subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We are not aware of any uniform standards for calculating churn and caution that our presentation may not be consistent with that of other companies.

The following table presents our TiVo-Owned Churn Rate information:

	Fiscal Year Ended January 31,
	2006	2005	2004
	in thousands, accept percentages
TiVo-Owned subscription cancellations	(144)	(69)	(22)
Average TiVo-Owned subscriptions	1,269	819	486
Annual Churn Rate	11%	8%	5%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	0.9%	0.7%	0.4%

The TiVo-Owned Churn Rate per month was 0.9% for the fiscal year ended January 31, 2006, compared to 0.7% and 0.4% per month in for the fiscal years ended January 31, 2005 and 2004, respectively. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. The TiVo-Owned Churn rate per month of 0.9% for the fiscal year ended January 31, 2006, is comprised of 0.1% attributable to these product lifetime subscriptions and 0.8% from cancellation of recurring subscriptions. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate will increase in future periods as a result of increased competition in the marketplace and increased churn from these product lifetime subscriptions.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
	2006	2005	2004
Subscription Acquisition Costs
Sales and marketing expenses	$35,047	$37,367	$18,947
Rebates, revenue share, and other payments to channel	47,027	54,696	9,159
Hardware revenues	(72,093)	(111,275)	(72,882)
Cost of hardware revenues	84,216	120,323	74,836

Total Acquisition Costs	94,197	101,111	30,060

TiVo-Owned Subscription Gross Additions	494	555	282
Subscription Acquisition Costs (SAC)	$191	$182	$106

During the twelve months ended January 31, 2006, our total acquisition costs were $94.2 million, and SAC was $191. Comparatively, total acquisition costs for the twelve months ended January 31, 2005 and 2004 were $101.1 million and $30.1 million, respectively and SAC was $182 and $106, respectively. SAC increased by $9 or 5% for the twelve months ended January 31, 2006 compared to the prior-year period due primarily to increased expenses related to rebates, revenue share, and other payments to channel.

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

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues, and as a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except ARPU)
TiVo-Owned Average Revenue per Subscription
Service and Technology revenues	$170,859	$115,476	$77,357
Less: Technology revenues	(3,665)	(8,310)	(15,797)

Total Service revenues	167,194	107,166	61,560
Less: DIRECTV-related service revenues	(32,788)	(21,071)	(11,624)

TiVo-Owned-related service revenues	134,406	86,095	49,936
Average TiVo-Owned revenues per month	11,201	7,175	4,161
Average TiVo-Owned per month subscriptions	1,269	819	486

TiVo-Owned ARPU per month	$8.83	$8.76	$8.57

TiVo-Owned ARPU per month for the fiscal year ended January 31, 2006 increased from fiscal years 2005 and 2004 to $8.83 from $8.76 from $8.57, respectively. This increase was largely due to increased volume of monthly subscriptions. The impact on ARPU of this increase in monthly subscriptions was partially offset by two factors: (1) an increase in the number of TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue; and (2) the impact of our multi-subscription discount, under which some of our recurring revenue subscriptions pay only $6.95 per month.

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

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except ARPU)
DIRECTV Average Revenue per Subscription
Service and Technology revenues	$170,859	$115,476	$77,357
Less: Technology revenues	(3,665)	(8,310)	(15,797)

Total Service revenues	167,194	107,166	61,560
Less: TiVo-Owned-related service revenues	(134,406)	(86,095)	(49,936)

DIRECTV-related service revenues	32,788	21,071	11,624
Average DIRECTV revenues per month	2,732	1,756	969
Average DIRECTV per month subscriptions	2,376	1,154	377

DIRECTV ARPU per month	$1.15	$1.52	$2.57

ARPU per month for DIRECTV subscriptions for the fiscal year ended January 31, 2006 decreased from the same-year prior period to $1.15 from $1.52 and $2.57, respectively. The continued decrease in ARPU per month for DIRECTV is the result of the addition of new DIRECTV subscriptions. While these more recent DIRECTV subscription additions offer lower recurring revenues than subscriptions added during earlier phases of our DIRECTV relationship, they result in more attractive percent margins because they involve limited or no acquisition costs and lower recurring expenses.

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Item 8. Note 1. “Nature of Operations” in the notes to our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Item 8. Note 2. “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recognition Period for Lifetime Subscriptions Revenues. TiVo offers a product lifetime subscription option for general sale for the life of the DVR for a one-time, upfront payment. We have announced our intention to eliminate the product lifetime service option. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of January 31, 2006, 100,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 13.3% of our cumulative lifetime subscriptions as compared to 11.4% for the fiscal year ended January 31, 2005. If we determine at a later date that the useful life of a TiVo-enabled DVR is shorter or longer than four-years, we would recognize revenues from this source over a shorter or longer period. Our product is still relatively new, and as we gather more user information, we may revise this estimated life.

Engineering Services Project Cost Estimates. For engineering services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rate and Sales Incentives Programs. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. The redemption percentages from the most recently completed $100 programs have ranged from 50% to 67%, averaging 57%. During the fiscal year ended January 31, 2006, we recorded a charge of $27.0 million related to current $150 rebate programs announced in September 2005, of which $17.1 million remains accrued as of January 31, 2006. A one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in expense of approximately $415,000. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. Additionally, we record an estimated potential liability for our consumer discount programs that are based on the number of estimated sell-through units for the programs. During the quarter ended July 31, 2005, we offered a $50 discount and a $100 discount program to all retailers which resulted in the recording of an accrual of $3.5 million for the quarter. As of January 31, 2006, approximately $24,000 remains in our accrued liabilities. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Deferred Revenues and Costs on Bundled Sales Programs. Under certain marketing and pricing programs offered to consumers through our website or otherwise, we may offer DVRs for no cost or DVRs at a discounted price when bundled with a pre-paid subscription (Bundled Sales Programs). These are multiple element arrangements under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and the prepaid fee is allocated to the DVR and subscription based on their relative fair values. To the extent that the cost of the DVR exceeds the revenue allocated to the DVR, the excess costs are deferred and amortized over the period of the subscription. In this prepayment plan, we receive the cash upfront from consumers, which allows us to elect deferral of hardware costs over the service period. If the direct costs associated with the total arrangement (including the costs of the DVR and incremental service costs) exceed the prepaid fee, then the loss is expensed at the time of shipment of the DVR. As of January 31, 2006, we have deferred $2.6 million in hardware costs for these programs. We did not defer any hardware costs as of January 31, 2005.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. As of January 31, 2006, we have $218,000 in inventory reserves. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of Statement 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is February 1, 2006, with early adoption permitted.

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

We have decided to adopt the modified prospective method, described above, beginning in fiscal year 2007.

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

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2006, 2005, and 2004 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2006		2005		2004
	(In thousands, except percentages)
Service revenues	$167,194	85%	$107,166	62%	$61,560	44%
Technology revenues	3,665	2%	8,310	5%	15,797	11%
Hardware revenues	72,093	37%	111,275	65%	72,882	52%
Rebates, revenue share, and other payments to channel	(47,027)	-24%	(54,696)	-32%	(9,159)	-6%

Net revenues	$195,925	100%	$172,055	100%	$141,080	100%

Change from same prior-year period	14%		22%		47%

Of the total service revenues and technology revenues for the fiscal year ended January 31, 2006, 2005, and 2004, $0, $6.8 million, and $19.7 million, respectively, were generated from related parties.

•	Service Revenues. Service revenues for the fiscal year ended January 31, 2006 increased 56% or $60.0 million over the service revenues for the fiscal year ended January 31, 2005. This increase was primarily due to the growth in our subscription base. Service revenues for the year ended January 31, 2005 were $107.2 million, 74% higher than the service revenues for the year ended January 31, 2004. During the fiscal year ended January 31, 2006, we activated 1.4 million new subscriptions to the TiVo service bringing the total cumulative subscriptions to nearly 4.4 million as of January 31, 2006, just over three times greater than the installed base as of January 31, 2004. Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, consumer rebate programs, and increased consumer awareness of TiVo. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers like Best Buy, Circuit City, Target, Radio Shack, and others. Further on March 8, 2006 we announced a new multi-tiered pricing model for direct sales that will allow customers to receive a TiVo DVR for no upfront payment, in exchange for the customer’s commitment to either a one, two, or three year service plan. We anticipate fiscal year 2007 will have continued service revenue growth as our TiVo-Owned subscription base grows, however we expect this to be partially offset by losses of DIRECTV subscriptions. Revenues from advertising and research, which are included in our service revenues, while not material in this period, have increased.

•	Technology Revenues. In the fiscal year ended January 31, 2006, we derived 2% of our net revenues, or $3.7 million, from licensing and engineering services compared to 5% or $8.3 million in the prior fiscal year. Technology revenues for the fiscal year ended January 31, 2006 were 56% lower than the prior fiscal year. Additionally, during the three months ended July 31, 2005, we determined that we needed to incur $1.0 million of development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded a total charge of $1.0 million to the statement of operations in the three months ended July 31, 2005 of which $435,000 was a reduction in technology revenues and $598,000 was an increase in costs of technology revenues. Technology revenues for the fiscal year ended January 31, 2005 were 47% lower than the prior fiscal year due to our decision to pursue fewer licensing agreements in the fiscal year 2005. Additionally, in the quarter ended October 31, 2004 we reduced our technology revenues by approximately $766,000 after we determined it was unlikely we would receive estimated revenues from one customer. Technology revenues for the twelve months ended January 31, 2006 are largely a result of amortization of deferred revenue on existing contracts, where development services have been substantially completed. To date, the Comcast development work is in the preliminary stages as the companies work towards an agreement of the engineering services to be delivered, and as such, no revenue has been recognized.

•	Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the fiscal year ended January 31, 2006 was 37% of our net revenues compared to 65% for the prior fiscal year. For the fiscal year ended January 31, 2006, 2005 and 2004 one retail customer generated $31.7 million, $49.5 million and $28.3 million of hardware revenues or 44%, 29% and 20% of net revenues, respectively. For fiscal year ended January 31, 2006, the decrease in hardware revenues is largely a result of decreased hardware sales volume due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors’ and cable and service providers. Additionally, the average selling price has declined quarter-over-quarter due to consumer incentive programs, including one program which offered a free DVR with the purchase of an annual or product lifetime product subscription. Although volume of units sold increased for the fiscal year ended January 31, 2005 by 200% from the prior fiscal year, hardware revenue from these units was lower per unit as we decreased our sales price per unit by nearly 22% to both our retail customers and consumers. We anticipate a further decline in hardware revenues due to our recent announcement regarding our new multi-tiered pricing model that will allow customers to receive a TiVo DVR for no upfront payment, in exchange for the customer’s commitment to either a one, two, or three year service plan.

•	Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for the rebate for similar past programs and then we adjust estimates to consider actual redemptions. Rebates, revenue share, and other payments to channel decreased by $7.7 million for the fiscal year ended January 31, 2006 as compared to the same prior fiscal year period. The primary contributor to the decrease in rebates, revenue share, and other payments to channel for the fiscal year ended January 31, 2006 as compared to the prior fiscal year was lower than expected rebate expenses due to fewer programs offered in the first half of fiscal year 2006. In addition, we had a reversal of $7.7 million of rebate expense during the six months ended July 31, 2005, which was primarily a result of a truing up the rebate accruals established in fiscal year 2005, for certain rebate programs that ended during the three months ended April 30, 2005. Consumer rebate expenses were $24.7 million for the fiscal year ended January 31, 2006, as compared to $37.1 million and $2.2 million, respectively, for fiscal years ended January 31, 2005 and 2004. Fiscal year 2004 expenses reflected the reversal of $3.2 million of the rebate accrual for rebate programs that ended on April 30, 2003. Other significant contributors to the increase were revenue share and market development funds paid to retailers. These marketing-related payments increased by $5.2 million and $4.3 million, respectively, for the fiscal year ended January 31, 2005, as compared to the prior-fiscal year.

Cost of service and technology revenues.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
Cost of service revenues	$34,179	$29,360	$17,705
Cost of technology revenues	$782	$6,575	$13,609

Cost of service and technology revenues	$34,961	$35,935	$31,314

Change from same prior-year period	-3%	15%	24%
Percentage of service and technology revenues	20%	31%	40%
Service gross margin	$133,015	$77,806	$43,855
Technology gross margin	$2,883	$1,735	$2,188
Service gross margin as a percentage of service revenue	80%	73%	71%
Technology gross margin as a percentage of technology revenue	79%	21%	14%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the fiscal year ended January 31, 2006 decreased by $1.0 million or 3% compared to the prior fiscal year. Cost of service and technology revenues for the fiscal year ended January 31, 2005 increased by $4.6 million or 15% compared to the prior fiscal year.

Cost of service revenues for the fiscal year ended January 31, 2006 increased by 16% or $4.8 million as compared to the prior fiscal year. The year over year increase was due to increased customer care center costs of 32% or $3.1 million compared to the prior fiscal year, a 14% or $454,000 increase in credit card fees, and an 11% or $327,000 increase in salaries and wages expense, as compared to the prior fiscal year. These increases are a direct result of our 45% or 1.4 million increase in total cumulative subscriptions. Cost of service revenues for the fiscal year ended January 31, 2005 increased 66% or by $11.7 million as compared to the prior fiscal year. Total customer care center expenses increased by 130% or by $5.5 million compared to the same prior-year period due to an increased level of staffing as a result of TiVo’s increased focus on issues of customer care and retention. Additionally, technology license fees increased by 269% or by $1.6 million for the fiscal year ended January 31, 2005 and, telecommunication and network expenses related to providing the TiVo service increased by 51% or by $1.6 million for the fiscal year ended January 31, 2005 as compared to the prior fiscal year.

Cost of technology revenues decreased by 88% or $5.8 million for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. These decreases are a result of decreased technology revenues related to existing contracts, where development services have been substantially completed. During the three months ended July 31, 2005, we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded an expense of $598,000 in the three months ended July 31, 2005. Additionally, the Comcast development work is in the preliminary stages and all of the $4.6 million of incurred costs have been deferred.

Cost of technology revenues decreased by 52% for the fiscal year ended January 31, 2005 as compared to the prior fiscal year. This decrease was largely due to fewer contracts requiring deployment of engineers from research and development activities. Additionally contributing to the decrease were lower provisions for losses on contracts related to providing engineering services to customers under agreements for which expenses exceeded the budgeted revenues. As a result of the decline in technology revenues and an adjustment to one contract’s cost estimate, technology revenues gross margin was $1.7 million for the fiscal year ended January 31, 2005 as compared to $2.2 million for the prior fiscal year.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
Cost of hardware revenues	$84,216	$120,323	$74,836
Change from same prior-year period	-30%	61%	68%
Percentage of hardware revenues	117%	108%	103%
Hardware gross margin	$(12,123)	$(9,048)	$(1,954)
Hardware gross margin as a percentage of hardware revenue	-17%	-8%	-3%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The number of DVRs sold to our retailers and through our direct channel decreased by approximately 35% compared to the fiscal year ended January 31, 2005, due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. The combination of (1) lower overall hardware revenues and (2) a greater percentage of our hardware revenues sold through our direct sales channel, which received $150 instant rebates, resulted in an increased gross margin loss, in terms of absolute dollars, for the fiscal year ended January 31, 2006. The hardware gross margin loss, as a percentage of hardware revenue, for the fiscal year ended January 31, 2006 has increased due largely to our pricing programs during fiscal year 2006. Additionally, we have deferred $2.6 million in hardware costs for the Bundled Sales Programs. Cost of hardware revenues for the fiscal year ended January 31, 2005 increased 61% compared to the prior fiscal year primarily as a result of the increased overall sales volume of DVRs sold to retailers during this period as compared to the prior-year period. We believe the volume has increased because of our significant investment during this fiscal year in our subscription acquisition activities. Our hardware gross margin has continued to decline due to price reductions introduced in fiscal year 2006 and the shift in the mix of products to lower average selling price products and is expected to decline in fiscal year 2007 due to the new pricing structure.

Research and development expenses.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
Research and development expenses	$41,087	$37,634	$22,167
Change from same prior-year period	9%	70%	7%
Percentage of net revenues	21%	22%	16%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue decreased 1%, for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. However, in terms of absolute dollars, research and development increased 9% for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. The absolute dollar increase in expenses for fiscal year ended January 31, 2006 was due largely to a $2.8 million decrease in research and development expenses allocated to cost of technology revenues.

Research and development expenses for the fiscal year ended January 31, 2005 increased 70% over the prior fiscal year period primarily due to increased salary expenses of $5.8 million. The increase is related to an increase in engineering headcount by 21 employees from the fiscal year ended January 31, 2004 and because fewer engineers were redeployed from research and development activities to engineering services activities.

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
Sales and marketing expenses	$35,047	$37,367	$18,947
Change from same prior-year period	-6%	97%	-61%
Percentage of net revenues	18%	22%	13%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising (including print, online, radio, and television), public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 4% for the fiscal year ended January 31, 2006, as compared to the prior fiscal year and, in terms of absolute dollars decreased by 6% for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. The largest contributor to the decreased sales and marketing expenses for the fiscal year ended January 31, 2006, in terms of absolute dollars, was advertising expense that decreased by 35% or by $5.6 million from the prior fiscal year. This decrease was offset by $1.4 million for salaries and bonuses due to an increase in regular headcount by 10 employees. In addition we had a $1.3 million increase in public relations and events expense.

Our sales and marketing expenses for the fiscal year ended January 31, 2005 were significantly higher than for the fiscal year ended January 31, 2004 due to our increased investment in subscription acquisition activities. The largest contributor to this increased investment in sales and marketing expenses for the fiscal year ended January 31, 2005, in terms of absolute dollars, was our advertising expense, including print and radio advertising, which increased by $15.6 million. For the fiscal year ended January 31, 2004, total advertising expense was $369,000. Another contributor to the fiscal year 2005 increase was public relations and event expense that increased by 96% or by $1.3 million from the fiscal year ended January 31, 2004.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
General and administrative	$38,018	$16,593	$16,296
Change from same prior-year period	129%	2%	13%
Percentage of net revenues	19%	10%	12%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, legal, accounting, information technology systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses, as a percentage of net revenues increased 9% for the fiscal year ended January 31, 2006 as compared to the prior fiscal year, and in terms of absolute dollars increased 129%, compared to the prior fiscal year. This increase was largely due to increased legal and consulting expenses in connection with our ongoing litigation. For the fiscal year ended January 31, 2006 legal and consulting expenses increased $14.5 million largely due to ongoing litigation. Salaries and wages expense increased by $4.0 million for the fiscal year ended January 31, 2006 due to an increase in regular headcount of 13 personnel, costs associated with transition arrangements of highly compensated executives and adoption of the non-executive bonus plan as compared to the prior fiscal year. General and administrative expenses for the fiscal year ended January 31, 2005 increased 2% compared to the same prior-year period. The increase was primarily due to salaries and wages that increased 16%, or $1.1 million compared to the same prior-year period primarily due to an increase in accounting and information system headcount of 20 employees. In connection with our ongoing lawsuits, we have expensed $1.3 million for the fiscal year ended January 31, 2005 for legal expenses in connection with the Sony patent infringement case. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the EchoStar Communications patent infringement cases in the future.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2006 was $3.1 million, or approximately double the $1.5 million from the prior fiscal year. The increase was a result of an increase to 3.3% in the average interest rate earned in the fiscal year ended January 31, 2006 from 1.4% in the prior fiscal year.

Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2005 was approximately triple the $498,000 of the prior fiscal year. The increase was a result of significantly higher levels of cash during the year.

Interest expense and other. Interest expense and other for the fiscal year ended January 31, 2006 was $14,000, as compared to $5.5 million from the prior fiscal year. This decrease was largely due to no outstanding convertible notes payable during fiscal year 2006.

For fiscal year ended January 31, 2005 and 2004, interest expense and other primarily consists of cash and non-cash charges related to interest expense paid for coupon interest expense on the convertible notes and interest expense paid to our consumer electronics manufacturers according to negotiated deferred payment schedules. Interest expense and other for the fiscal year ended January 31, 2005 decreased 43% from the prior fiscal year primarily due to fewer convertible notes payable that were due interest payments.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except percentages)
Total cash interest expense	14	608	1,443
Total non-cash interest expense	—	4,854	8,139

Total interest expense	14	5,462	9,582
Total other expenses	—	(3)	5

Total interest expense and other	14	5,459	9,587

Change from same prior-year period	-100%	-43%	-65%

Provision for income taxes. Income tax expense for the fiscal year ended January 31, 2006, 2005, and 2004 was primarily due to franchise taxes paid to various states and foreign withholding taxes.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At January 31, 2006, we had $104.2 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, funds generated from operations, and our revolving line of credit facility with Silicon Valley Bank represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations and by financing activities. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to Part I, Item 1A, “Risk Factors” for further discussion.

The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$3,425	$(37,214)	$(7,659)
Net cash used in investing activities	(10,805)	(18,099)	(3,660)
Net cash provided by financing activities	5,433	4,348	109,128

Net Cash Used in Operating Activities

The increase in net cash provided by (used in) operating activities from fiscal year 2005 to 2006 was largely attributable to the decrease in net loss incurred during fiscal year 2006. The primary changes in net loss for the fiscal year ended January 31, 2006 were higher service and technology gross margins of $56.4 million coupled with lower rebates, revenue share, and other payments to channel of $7.7 million, which were partially offset by increased operating expenses of $22.6 million, as compared to the prior fiscal year.

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

Cash from deferred revenues has increased during the fiscal years 2006, 2005, and 2004 because we sold product lifetime subscriptions and receive up front license and engineering services payments. These activities cause us to receive cash payments in advance of providing the services, which we recognize as deferred revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal years 2006 was largely due to the acquisition of intangible assets for $3.9 million and purchases of property and equipment of $7.1 million to support our business. Short-term investment purchases were offset by short term investment sales. The decrease in net cash used in investing was due to the decrease of $185,000 in short term investments activities for fiscal year ended January 31, 2006 as compared to the increase of $14.1 million for the fiscal year ending January 31, 2005.

The increases in net cash used in investing activities for fiscal years 2005 and 2004 were primarily attributable to increased purchases of short-term investments. Additionally, we increased purchases of property and equipment to support our business. During the fiscal year 2004, we acquired intangible assets in exchange for the issuance of common stock because of the Strangeberry Inc. acquisition and in exchange for the issuance of common stock for acquisition of patent rights.

Net Cash Provided by Financing Activities

For the fiscal year ended January 31, 2006, the principal source of cash generated from financing activities related to the issuance of common stock for stock options exercised and our employee stock purchase plan. These transactions generated $7.0 million and $2.9 million, respectively. We paid down our line of credit with Silicon Valley Bank by $8.0 million, which consisted of $4.5 million outstanding as of January 31, 2005 and incremental borrowings during fiscal year 2006 of $3.5 million.

For the fiscal year 2005, the principal source of cash generated from financing activities related to our borrowing under our line of credit with Silicon Valley Bank and the issuance of common stock under our employee stock purchase plan. These transactions generated $4.5 million and $2.4 million, respectively, for the year ended January 31, 2005 and 2004. Additionally, $1.7 million was obtained from the issuance of common stock for stock options exercised and $4.3 million was used as payment for the redemption of all of the remaining outstanding 7% convertible notes.

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

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At January 31, 2006, we were in compliance with the covenants and had no amount outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006. However, we have the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

As of January 31, 2006, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$3,668	$3,395	$273	$—	$—
Purchase obligations	2,634	2,634	—	—	—

Total contractual cash obligations	$6,302	$6,029	$273	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional.

Other commercial commitments as of January 31, 2006, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$477	$—	$—

Total contractual obligations	$477	$—	$477	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at January 31, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our future investments in subscription acquisition activities, including rebate offers to consumers, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service and technology revenues;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us such as the EchoStar patent infringement cases;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and DIRECTV subscriptions;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and sales incentive programs;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience measurement research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, “Business”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

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

The table below presents principal amounts and related weighted average interest rates as of January 31, 2006 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$104,213
Average interest rate		3.30%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and notes thereto appear on pages 50 to 84 of this Annual Report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TiVo Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

April 13, 2006

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of Fiscal Year Ended January 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,298	$87,245
Short-term investments	18,915	19,100
Accounts receivable, net of allowance for doubtful accounts of $56 and $104	20,111	25,879
Finished goods inventories	10,939	12,103
Prepaid expenses and other, current	11,069	4,476

Total current assets	146,332	148,803
LONG-TERM ASSETS
Property and equipment, net	9,448	7,780
Capitalized software and intangible assets, net	5,206	2,231
Prepaid expenses and other, long-term	623	1,238

Total long-term assets	15,277	11,249

Total assets	$161,609	$160,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Bank line of credit	$—	$4,500
Accounts payable	24,050	18,736
Accrued liabilities	37,449	33,173
Deferred revenue, current	57,902	42,017

Total current liabilities	119,401	98,426
LONG-TERM LIABILITIES
Deferred revenue, long-term	67,575	63,131
Deferred rent and other	1,404	1,187

Total long-term liabilities	68,979	64,318

Total liabilities	188,380	162,744
COMMITMENTS AND CONTINGENCIES (see Note 13)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001: Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 150,000,000 Issued and outstanding shares are 85,376,191 and 82,280,876, respectively	85	82
Additional paid-in capital	667,055	654,746
Deferred compensation	(2,421)	(428)
Accumulated deficit	(691,490)	(657,092)

Total stockholders’ deficit	(26,771)	(2,692)

Total liabilities and stockholders’ deficit	$161,609	$160,052

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2006	2005	2004
Revenues
Service and technology revenues (includes $6,805 and $19,725 from related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	$170,859	$115,476	$77,357
Hardware revenues	72,093	111,275	72,882
Rebates, revenue share, and other payments to channel (includes $103 of contra-revenues-related parties for the fiscal year ended January 31, 2004)	(47,027)	(54,696)	(9,159)

Net revenues	195,925	172,055	141,080
Cost of revenues
Cost of service and technology revenues	34,961	35,935	31,314
Cost of hardware revenues	84,216	120,323	74,836

Total cost of revenues	119,177	156,258	106,150

Gross margin	76,748	15,797	34,930

Research and development	41,087	37,634	22,167
Sales and marketing (includes $1,100 and $7,692 to related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	35,047	37,367	18,947
General and administrative	38,018	16,593	16,296

Total operating expenses	114,152	91,594	57,410

Loss from operations	(37,404)	(75,797)	(22,480)
Interest income	3,084	1,548	498
Interest expense and other (includes $671 interest expense to related parties for the fiscal year ended January 31, 2004)	(14)	(5,459)	(9,587)

Loss before income taxes	(34,334)	(79,708)	(31,569)
Provision for income taxes	(64)	(134)	(449)

Net loss attributable to common shareholders	$(34,398)	$(79,842)	$(32,018)

Net loss per common share - basic and diluted	$(0.41)	$(0.99)	$(0.48)

Weighted average common shares used to calculate basic and diluted net loss per share	83,682,575	80,263,980	66,784,143

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable - Related Parties	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2003	63,918,686	$64	$522,101	$—	$(1,003)	$(627)	$(545,232)	$(24,697)
Issuance of common stock for cash @ $9.26 per share, net of issuance costs	2,875,000	3	26,120	—	—	—	—	26,123
Issuance of common stock for cash @ $9.30 per share, net of issuance costs	8,000,000	8	74,049	—	—	—	—	74,057
Issuance of common stock for conversion of notes payable, $3.99 per share	2,506,265	3	9,997	—	—	—	—	10,000
Issuance costs related to conversion of convertible notes payable	—	—	(435)	—	—	—	—	(435)
Issuance of common stock for purchase of intangible assets	216,760	—	1,851	—	—	—	—	1,851
Issuance of restricted common stock to employees, deferred compensation	108,382	—	925	(925)	—	—	—	—
Deferred compensation from issuance of stock options with exercise prices below fair market value	—	—	140	(140)	—	—	—	—
Deferred compensation from issuance of compensatory restricted common stock to employee	35,000	—	370	(370)	—	—	—	—
Recognition of stock based compensation expense	—	—	—	173	—	—	—	173
Issuance of common stock related to exercise of common stock options	1,520,287	2	7,212	—	—	—	—	7,214
Issuance of common stock related to employee stock purchase plan	408,096	—	1,734	—	—	—	—	1,734
Amortization of prepaid marketing expense	—	—	—	—	1,003	—	—	1,003
Amortization of note receivable	—	—	—	—	—	627	—	627
Net loss							(32,018)	(32,018)

BALANCE JANUARY 31, 2004	79,588,476	$80	$644,064	$(1,262)	$—	$—	$(577,250)	$65,632

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable- Related Parties	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2004	79,588,476	$80	$644,064	$(1,262)	$—	$—	$(577,250)	$65,632
Issuance of common stock for conversion of notes payable, $3.99 per share	1,553,883	2	6,198	—	—	—	—	6,200
Issuance costs related to conversion of convertible notes payable	—	—	(142)	—	—	—	—	(142)
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	241,492	—	—	—	—	—	—	—
Issuance of common stock related to purchase of patent rights	31,708	—	306	—	—	—	—	306
Issuance of common stock related to exercise of common stock options	448,086	—	1,689	—	—	—	—	1,689
Issuance of common stock related to employee stock purchase plan	434,083	—	2,409	—	—	—	—	2,409
Deferred compensation from issuance of stock options with exercise prices below fair market value	—	—	300	(300)	—	—	—	—
Retirement due to forfeiture of unvested restricted common stock	(16,852)	—	(144)	144	—	—	—	—
Recognition of stock based compensation expense	—	—	66	990	—	—	—	1,056
Net loss	—	—	—	—	—	—	(79,842)	(79,842)

BALANCE JANUARY 31, 2005	82,280,876	$82	$654,746	$(428)	$—	$—	$(657,092)	$(2,692)

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Prepaid Marketing Expense	Note Receivable- Related Parties	Accumulated Deficit	Total
	Shares	Amount
BALANCE JANUARY 31, 2005	82,280,876	$82	$654,746	$(428)	$—	$—	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	1,643,915	2	7,009	—	—	—	—	7,011
Issuance of common stock related to employee stock purchase plan	671,348	1	2,922	—	—	—	—	2,923
Cashless exercise of 1,323,120 warrants resulting in the net issuance of 338,190 shares of common stock	338,190	—	—	—	—	—	—	—
Issuance of restricted shares of common stock	480,000	—	2,934	(2,934)	—	—	—	—
Deferred Compensation for option vesting acceleration	—	—	70	(70)	—	—	—	—
Retirement due to forfeiture of unvested restricted shares	(38,138)	—	(326)	326	—	—	—	—
Recognition of stock based compensation expense, net	—	—	(300)	685	—	—	—	385
Net loss	—	—	—	—	—	—	(34,398)	(34,398)

BALANCE JANUARY 31, 2006	85,376,191	$85	$667,055	$(2,421)	$—	$—	$(691,490)	$(26,771)

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,398)	$(79,842)	$(32,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	6,345	4,896	5,489
Loss on disposal of fixed assets	2	13	44
Amortization of prepaid advertising	—	—	1,003
Non-cash interest expense	—	4,854	8,139
Recognition of stock-based compensation expense	385	1,056	173
Amortization of notes receivable	—	—	627
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 and $(229) from related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	5,768	(13,748)	(5,021)
Finished goods inventories	1,165	(3,537)	(1,293)
Prepaid expenses and other, current (change includes $2,832 and $19 to related for the fiscal years ended January 31, 2005 and 2004, respectively)	(6,593)	157	(711)
Prepaid expenses and other, long-term (change includes $3,268 and $1,706 to related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	615	2,641	2,487
Accounts payable	5,314	3,708	(232)
Accrued liabilities (change includes $(880) and $(2.479) to related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	4,276	17,354	(1,214)
Deferred revenue, current (change includes $(1,814), and $(4,263) from related parties for the fiscal years ended January 31, 2005 and 2004, respectively)	15,885	7,765	4,175
Deferred revenue, long-term	4,444	17,096	13,662
Deferred rent and other long-term liabilities	217	373	(2,969)

Net cash provided by (used in) operating activities	$3,425	$(37,214)	$(7,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(15,502)	(23,150)	(4,900)
Sales of short-term investments	15,687	9,075	3,675
Acquisition of property and equipment	(7,075)	(3,924)	(2,085)
Acquisition of capitalized software and intangibles	(3,915)	(100)	(350)

Net cash used in investing activities	$(10,805)	$(18,099)	$(3,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	3,500	4,500	—
Payments to bank line of credit	(8,000)	—	—
Proceeds from issuance of common stock	—	—	101,023
Payment of issuance costs for common stock	—	—	(843)
Payment of redemption of convertible notes payable	—	(4,250)	—
Proceeds from issuance of common stock related to employee stock purchase plan	2,922	2,409	1,734
Proceeds from issuance of common stock related to exercise of common stock options	7,011	1,689	7,214

Net cash provided by financing activities	$5,433	$4,348	$109,128

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,947)	$(50,965)	$97,809

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Fiscal Year Ended January 31,
	2006	2005	2004
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	87,245	138,210	40,401

Balance at end of period	$85,298	$87,245	$138,210

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$14	$608	$1,443
Cash paid for income taxes	64	134	449
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible notes payable to common stock, $3.99 per share	—	6,200	10,000
Issuance of common stock for purchase of patent rights	—	306	—
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	625	144	—
Issuance of restricted common stock	2,934	—	925
Issuance of compensatory common stock at $10.57 per share	—	—	370
Deferred compensation recorded from issuance of stock options at option price at less than fair market value	—	300	140
Deferred compensation recorded from acceleration of stock option vesting	70	—	—

The accompanying notes are an integral part of these consolidated statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. The Company conducts its operations through one reportable segment. TiVo is a provider of technology and services for digital video recorders. The subscription-based TiVo service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provide a unique platform for the television industry, including for advertisers and audience research.

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

In June 2004, the Company determined DIRECTV no longer met its definition of a related party relationship because DIRECTV’s representative on the Company’s board of directors resigned from the board. Soon thereafter, DIRECTV notified the Company that it sold its equity position in the Company so it no longer held an equity position of 5% or more. Thus, the Company determined DIRECTV no longer met its definition of a related party relationship. Therefore, the Company classified DIRECTV’s activities from June 2004 forward as non-related party activities. The Company determined that no change to DIRECTV’s related party classification for prior periods was required as during that time DIRECTV was in a position to significantly influence the Company’s management and operation expenses.

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

Short-term Investments

Short-term investments include U.S. corporate debt securities and U.S. Treasury and Agency securities. Short-term investments are classified as available-for-sale and are carried at fair value. The Company’s short-term investments are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Company’s consolidated statements of operations. Unrealized gains and losses are included in other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

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

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with Statements of Financial Accounting Standards (SFAS ) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short, and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

The Company accounts for costs related to internally-developed software and software purchased for internal use in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights carried at cost less accumulated amortization. Useful lives generally range from five years to seven years.

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers. The Company also generates technology revenues from providing licensing and engineering services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from monthly, annual, and product lifetime subscription fees for the TiVo service. Monthly and annual subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. Also included in service revenues are provisioning fees received from third parties, such as DIRECTV, which are recognized as earned.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP, 97-2, “Software Revenue Recognition,” as amended. These agreements contain multiple-elements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company has accepted engineering services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may be impractical to determine specific amounts of contract revenues due to a lack of fair value for undelivered elements in the contract. In these situations, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs

During the three months ended July 31, 2005, the Company determined that it needed to incur $1.0 million of development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, the Company recorded a total charge of $1.0 million to the statement of operations in the three months ended July 31, 2005.

Hardware Revenues. For product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and SAB 104. These allowances are recorded as a direct reduction of revenues and accounts receivable. For direct product sales to end-users, revenues are recognized upon shipment by TiVo to the end-users provided all appropriate revenue recognition criteria have been met.

Under certain marketing and pricing programs offered to consumers through its website or otherwise, the Company may offer DVRs for no cost or DVRs at a discounted price when bundled with a pre-paid subscription. These are multiple element arrangements under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables,” and the prepaid fee is allocated to the DVR and subscription based on their relative fair values. To the extent that the cost of the DVR exceeds the revenue allocated to the DVR, the excess costs are deferred and amortized over the period of the subscription. In this prepayment plan, the Company receives the cash upfront from consumers, which allows the Company to elect deferral of hardware costs over the service period. If the direct costs associated with the total arrangement (including the cost of the DVR and incremental service costs) exceed the prepaid fee, then the loss is expensed at the time of shipment of the DVR. As of January 31, 2006, the Company deferred $2.6 million in hardware costs for these programs. The Company did not defer any hardware costs as of January 31, 2005.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. TiVo’s policy is to expense these payments when they are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction to revenue. The Company records a liability for estimated future rebate redemption at the later of the delivery of the hardware or announcement of the rebate program.

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

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $10.4 million, $16.1 million and $455,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

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

Interest Expense and Other

Included in interest expense for the fiscal years ended January 31, 2005, and 2004 are cash charges for coupon interest expense related to the convertible notes payable. Included in non-cash interest expense for the fiscal years ended January 31, 2005 and 2004 is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. In light of the Company’s history of operating losses, the Company recorded a valuation allowance for substantially all of our net deferred tax assets, as the Company is presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if it is determined that the amount of deferred tax assets to be realized is greater or less than the amount recorded. The Company has established a 100% valuation allowances on its net deferred tax assets.

Stock Compensation

The Company has stock option plans and an Employee Stock Purchase Plan, under which officers, employees, consultants and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued or reacquired common stock, and may also be granted restricted stock and other stock awards. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the fiscal year ended January 31, 2006, options to purchase 7,271,500 shares were granted under the Company’s stock option plans at exercise prices equal to the market price of the underlying common stock on the date of grant. During the fiscal year ended January 31, 2006, 38,138 shares of unvested restricted stock that previously had been granted to employees were retired due to forfeiture resulting in a reversal of $626,000 of deferred compensation on the consolidated balance sheet. This offset an increase of $3.0 million in deferred compensation that was recognized upon the following:

1.	Issuance of 350,000 shares of restricted stock to the Chief Executive Officer, pursuant to his employment contract. The corresponding non-cash stock compensation expense will be recognized ratably over the 48 month vesting period. These shares of restricted stock had a market value on the date of issuance of $6.52 per share and vest 25% on each anniversary date of his employment with the first vesting to occur on July 1, 2006.

2.	Issuance of a total of 130,000 shares of restricted stock to several of TiVo’s executive management team for retention and incentive purposes. The corresponding non-cash stock compensation expense will be recognized ratably over the 12 month vesting period. These shares of restricted stock had a market value on the date of issuance of $5.02 per share and vest 100% on the one-year anniversary date of these agreements.

3.	Acceleration of existing stock options for the Chief Financial Officer pursuant to his Employment Transition and Separation Agreement. The corresponding non-cash stock compensation expense of $70,000 will be recognized ratably over the next 6 1/2 months, and will be fully amortized upon the earlier of his termination date or April 15, 2006.

Pursuant to his employment contract, the Chief Executive Officer also was granted 1,000,000 shares of stock appreciation rights with an exercise price of $6.52, which was the fair market value on the date of issuance. These stock appreciation rights vest ratably over 48 months. The Company did not record any deferred compensation or non-cash stock compensation expense as of January 31, 2006, as the market value of the stock on that date was below the exercise price. Deferred compensation will be re-measured quarterly based on the market value as of the last trading day of the quarter. Non-cash stock compensation expense will be amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in the Financial Accounting Standards Board (“FASB”) Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following table illustrates the effect on the Company’s net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans and under the Company’s Employee Stock Purchase Plan (“ESPP”) for the fiscal years ended January 31, 2006, 2005, and 2004:

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands, except per share data)
Net loss, as reported	$(34,398)	$(79,842)	$(32,018)
Add back: stock based compensation expense (benefit) recognized, net of related tax effects	386	1,056	173
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(10,640)	(11,383)	(14,368)

Net loss, proforma	$(44,652)	$(90,169)	$(46,213)

Net loss, per common share basic and diluted, as reported	$(0.41)	$(0.99)	$(0.48)

Net loss, per common share basic and diluted, proforma	$(0.53)	$(1.12)	$(0.69)

Stock-based employee compensation expense for fiscal year ended January 31, 2006, 2005 and 2004 was $386,000, $1.1 million, and $173,000, respectively, was recorded for stock options issued to employees below market price of the Company’s stock on the respective dates, resulting in expense calculated using intrinsic method of valuation.

The fair value of stock options issued to employees and non-employee directors and ESPP offerings were estimated using the Black Scholes Option-pricing model assuming no expected dividends and the following weighted average assumptions:

	ESPP			Stock Options
	Fiscal year ended January 31,
	2006	2005	2004	2006	2005	2004
Weighted Average Assumptions
Expected term (in years)	0.4	0.5	0.5	4.0	3.6	4.0
Volatility	62%	58%	52%	61%	54%	51%
Average risk free interest rate	3.54%	1.76%	1.38%	3.85%	3.31%	2.45%

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

The majority of the Company’s customers for service revenues are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 14%, 12%, and 11% of net revenues and 24%, 13% and 16% of our net accounts receivable for the fiscal years ended January 31 2006, 2005, and 2004, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms. One retailer generated 29%, 16%, and 20% of net revenues and 19%, 48%, and 45% of the net accounts receivable for the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

The Company is dependent on single suppliers for several key components and services. The Except for Tribune Media Services, the Company does not have contracts or arrangements with its single suppliers. Instead, the Company purchases these components and services by submitting purchase orders with these companies. The Company has an agreement with Tribune Media Services, its sole supplier of programming guide data for the TiVo service. If these suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

Recent Accounting Pronouncements

In November 2004, FASB issued FASB Statement No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” (Statement 123(R)) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of Statement 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is February 1, 2006, with early adoption permitted.

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

TiVo has decided to adopt the modified prospective method, described above, beginning in fiscal year 2007.

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

The following table summarizes the amortized value of the Company’s cash and cash equivalents and short-term investments that approximates their fair value as of January 31, 2006 and 2005 (in thousands):

	As of January 31,
	2006	2005
Cash	$7,711	$10,791
Money market funds	72,504	69,519
U.S. corporate debt securities	5,083	6,935

Total cash and cash equivalents	85,298	87,245

U.S. Treasury and Agency securities	16,350	19,100
U.S. corporate debt securities	2,565

Total short-term investments	18,915	19,100
Total cash and cash equivalents, and short-term investments	$104,213	$106,345

The Company’s short-term investment portfolio consists of investments in U.S. corporate debt securities and U.S. Treasury and Agency securities which are auction rate securities and considered available-for-sale. Realized and unrealized gains and losses on available-for-sale securities were immaterial for all periods presented. As of January 31, 2006 and 2005, all of the Company’s U.S. Treasury and Agency securities had underlying maturities over 10 years. During the years ended January 31, 2006 and 2005, the Company sold securities generating gross proceeds of $15.7 million and $9.1 million, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of January 31,
	2006	2005
	(In thousands)
Furniture and fixtures	$3,285	$3,149
Computer and office equipment	20,946	17,360
Lab equipment	2,392	1,930
Leasehold improvements	6,319	4,852
Capitalized software	9,926	8,551

Total property and equipment	42,868	35,842
Less: accumulated depreciation and amortization	(33,420)	(28,062)

Property and equipment, net	$9,448	$7,780

5.	CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	As of January 31,
	2006	2005
	(In thousands)
Capitalized software	$1,951	$1,951
Intellectual property rights	4,265	350

Capitalized software and intangible assets, gross	6,216	2,301
Less: accumulated amortization	(1,010)	(70)

Capitalized software and intangible assets, net	$5,206	$2,231

The total amortization expense for fiscal year ended 2006 and 2005 was $940,000 and $70,000, respectively. The total expected future annual amortization expense related to capitalized software and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for capitalized software and five to seven years for intellectual property rights. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2007	1,033
January 31, 2008	1,033
January 31, 2009	1,000
January 31, 2010	929
January 31, 2011	559
There after	652

Total	$5,206

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of January 31,
	2006	2005
	(In thousands)
Compensation and vacation	$5,188	$3,787
Consumer rebates	17,248	16,429
Marketing and promotions	5,285	2,536
Redeemable gift certificates for subscriptions	1,932	2,432
Other	7,796	7,989

Total accrued liabilities	$37,449	$33,173

7.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At January 31, 2006 and 2005, the accrued warranty reserve was $166,000 and $675,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services, and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

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

During the fiscal year ended January 31, 2004, the Company issued 2,506,265 shares of common stock as a result of one convertible noteholder, a related party, converting $10.0 million in face value of convertible notes payable-related parties at the conversion price of $3.99 per share, in accordance with the terms of the Convertible Notes Payable Indenture.

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

During the fiscal year ended January 31, 2006, certain institutional investors exercised three-year warrants to purchase 1,323,120 shares in a cashless exercise that resulting in the net issuance of 338,190 shares of the Company’s common stock.

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

9.	COMMON STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

On January 30, 2004, the Company issued 8,000,000 shares of its common stock, par value $.001 per share, at $9.30 per share to institutional investors. The issuance of the shares was registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-106731). The net proceeds from this sale were approximately $74.1 million after deducting estimated offering expenses of $343,000.

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

During the fiscal year ended January 31, 2004, the Company also issued 216,760 shares of common stock in exchange for all of the outstanding shares of Strangeberry Inc. (See 18.) In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry Inc., which vest over 2 years based on their continued employment with TiVo Inc.

During the fiscal years ended January 31, 2006, 2005, and 2004, the Company issued 671,348 shares, 434,083 shares, and 408,096 shares of common stock as a result of employee stock purchase plan purchases and 1,643,915 shares, 448,086 shares and 1,555,287 shares of common stock as a result of the exercise of stock options, respectively.

Warrants

During the fiscal year ended January 31, 2006 there were no new common stock warrants issued. Additionally, certain institutional investors exercised three-year warrants to purchase 1,323,120 shares in a cashless exercise that resulting in the net issuance of 338,190 shares of the Company’s common stock.

During fiscal year ended January 31, 2005 there were no new warrants issued.

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

As of January 31, 2006, the following outstanding warrants that upon exercise would result in the issuance of 3,515,524 shares of TiVo Inc. common stock, par value $.001 per share:

•	Five-year warrants issued to convertible noteholders on August 23, 2001, to purchase 2,046,570 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006. Five-year warrants issued to investment bankers in conjunction with the issuance of convertible notes payable on August 23, 2001, to purchase 145,834 shares of the Company’s common stock at an exercise price of $7.85 with an expiration date of August 23, 2006.

•	Four year warrants were issued to certain institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2006.

10.	RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2006.

11.	NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding excluding repurchasable common stock and unvested restricted stock outstanding of 1,000,724 shares, 574,445 shares, and 655,044 shares for the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Fiscal Year Ended January 31,
	2006	2005	2004
Repurchasable common stock	520,724	528,683	546,662
Unvested restricted stock outstanding	480,000	45,762	108,382
Common shares issuable for convertible notes payable	—	—	2,619,048
Options to purchase common stock	16,790,588	15,567,273	13,213,370
Potential shares to be issued from ESPP	107,591	241,717	227,517
Warrants to purchase common stock	3,515,524	4,838,644	5,504,781

Total	21,414,427	21,222,079	22,219,760

12.	EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest ratably over a 48 month period. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise his or her options prior to full vesting. In the event that the individual terminates his or her employment or service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2006, 475,430 shares of the total authorized remain available for future grants. As of January 31, 2006, options to purchase 58,657 shares of common stock are outstanding and exercisable under the 1997 Plan.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest ratably over a 48 month period. Options expire 10 years after the grant date, based on continued employment. If the optionee’s employment terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her employment or service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2006, the number of shares authorized for option grants under the 1999 Plan is 38,363,130, which includes the annual increase of 6,112,893 shares, which was effective December 31, 2005. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of January 31, 2006, 17,506,390 shares of the total authorized remain available for future stock option grants. As of January 31, 2006, options to purchase 16,651,931 shares of common stock are outstanding under the 1999 Plan of which 7,653,234 are exercisable.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,000,000, subject to an annual increase of 100,000 shares. The annual increase of 100,000 shares authorized for grant under the Directors’ Plan was made December 31, 2005. As of January 31, 2006, 618,333 shares of the total authorized remain available for future grants. As of January 31, 2006, options to purchase 560,000 shares of common stock are outstanding, of which 275,000 are exercisable under the Directors’ Plan.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. Each offering consists of up to two purchase periods. The purchase periods previously began on May 1 and on November 1 of each year, and now begin on January 1 and on July 1 of each year, and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of January 31, 2006, the total number of shares reserved for issuance under this plan is 2,500,000. The number of shares available for stock option issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. There were 671,348 shares of common stock issued as a result of purchases under the Employee Stock Purchase Plan during the year ended January 31, 2006. The weighted average fair value of the offerings to purchase Employee Stock Purchase Plan shares for the fiscal years ended January 31, 2006, 2005, and 2004 was $2.03, $2.32, and $1.83 per share, respectively. As of January 31, 2006, of the total 2,500,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 607,591 shares available for future purchases.

A summary of the stock options activity for the 1997 Plan, the 1999 Plan and the Directors’ Plan is presented in the table and narrative below:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices
Outstanding at January 31, 2003	11,438,096		$9.05

Granted	3,913,033	$4.98 - $13.50	$7.36

Exercised	-1,555,287		$4.75

Canceled	-582,472		$8.56

Outstanding at January 31, 2004	13,213,370		$9.09

Granted	4,070,750	$3.98 -$12.16	$6.77

Exercised	-448,086		$8.42

Canceled	-1,268,761		$11.46

Outstanding at January 31, 2005	15,567,273		$8.44

Granted	6,791,500	$3.68 - $7.32	$4.95

Exercised	-1,643,915		$4.26

Canceled	-3,924,270		$9.63

Outstanding at January 31, 2006	16,790,588		$7.16

The weighted average fair values of options granted, whose option price equals the fair market value of the Company’s common stock on the grant date, during the fiscal years ended January 31, 2006, 2005, and 2004 were $2.38, $2.92, and $3.15, respectively.

A compensatory stock award of 35,000 shares of the Company’s common stock was granted to an employee during the fiscal year ended January 31, 2004. The fair value of the compensatory stock award granted during the fiscal year ended January 31, 2004 was $369,950 based on the closing price of $10.57 per share on the date of grant.

On September 20, 2004 a stock option grant of 150,000 shares was made to a new employee with an option price less than the fair market value of the Company’s common stock for the date of grant. These stock options were granted as part of a compensation package pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) without stockholder approval. The option was cancelled unvested as of July 31, 2005, the last day of the person’s employment with the Company. Stock options to purchase 58,000 shares were granted during the fiscal year ended January 31, 2004 with option prices less than the fair market value of the Company’s common stock for the date of grant.

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

The following table contains information concerning outstanding stock options for all of the Company’s plans as of January 31, 2006:

Number of Options Outstanding	Range of Exercise		Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding and Exercisable	Weighted Average Exercise Prices of Options Outstanding and Exercisable
639,677	$0.13	$3.25	$ 2.94	5.39 years	633,895	$ 2.94
2,203,260	$3.35	$3.78	$ 3.78	9.08 years	435,658	$ 3.77
1,722,822	$3.83	$4.14	$ 4.01	7.52 years	969,808	$ 3.95
2,408,296	$4.17	$5.43	$ 5.11	8.10 years	1,003,286	$ 5.09
2,441,135	$5.46	$6.50	$ 6.29	5.56 years	2,064,383	$ 6.32
2,030,500	$6.51	$6.52	$ 6.52	9.41 years	251,249	$ 6.52
315,125	$6.60	$6.74	$ 6.73	8.71 years	270,258	$ 6.73
1,764,316	$6.75	$7.18	$ 7.15	8.30 years	647,481	$ 7.16
1,678,457	$7.25	$11.02	$ 9.52	6.71 years	1,226,759	$ 9.45
1,587,000	$11.10	$37.63	$19.85	4.51 years	1,559,559	$20.00

16,790,588	$0.13	$37.63	$ 7.16	7.41 years	9,062,336	$ 8.43

13.	COMMITMENTS AND CONTINGENCIES

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

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer the Company’s patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. The Company plans to seek an enhancement of damages for willfulness, prejudgment interest, attorney’s fees and costs, and an injunction against the defendants’ further infringement of the patent. The defendants’ claim of inequitable conduct against the Company remains pending. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On January 18, 2006, EchoStar filed a motion to dismiss its claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”). Matters relating to discovery and claim construction are ongoing. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in connection with this lawsuit and/or as a result of its indemnification obligations and, in the event there is an adverse outcome, the Company’s business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent Office granted a request for reexamination of the patent in question. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed by the inability to enable subscribers to display JPEG photos or having to pay a license fee to enable subscribers to do so.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. TiVo, Sony and JVC’s declaratory judgment counterclaims are currently pending before the district court. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, TiVo’s business could be harmed.

Consumer Litigation. On December 22, 2005, a consumer class action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of the Company’s gift subscriptions which were allegedly sold to consumers in violation of a California law that allegedly makes it unlawful to sell gift certificates in California containing an expiration date. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation, and, in the event there is an adverse outcome, the Company’s business could be harmed.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On August 31, 2005, the Court issued an order scheduling a fairness hearing for April 2006 to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2006.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under SFAS No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2006, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. The lease began on March 10, 2000 and has a seven-year term. Monthly rent is approximately $265,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense (recovery) is recognized using the straight-line method over the lease term and for the fiscal year ended January 31, 2006, 2005 and 2004 was $3.0 million, $3.0 million, and $(624,000), respectively. Additionally, the Company delivered a letter of credit totaling $476,683, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease. The Company also has operating leases for sales and administrative office space in San Francisco and in New York.

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Operating lease cash payments for fiscal years ended January 31, 2006, 2005 and 2004 were $3.3 million $3.1 million and $3.0 million, respectively.

In January 2002, the Company recorded an accrual of $5.1 million for the abandonment of one of the two-story Alviso buildings as the Company planned for it to be vacant during the fiscal year ended January 31, 2003. In January 2003, the Company made an adjustment to reduce the accrual by $449,000 as the Company planned to reoccupy one floor of the vacant building. In January 2004, the Company reversed the balance of the restructuring accrual of $2.7 million, when the Company made the decision to reoccupy the second floor, which resulted in a negative expense for the fiscal year ended January 31, 2004.

Additionally, the Company leases office space in Berkshire, United Kingdom under an operating lease that expires in March 2006. The Company abandoned this facility in May 2002 and recorded a restructuring accrual of $367,000, of which $28,000 remains and is included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2006.

Future minimum operating lease payments as of January 31, 2006, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2007	3,395
January 31, 2008	273

Total	$3,668

14.	INCOME TAXES

Under various license agreements, the Company incurred $26,000, $113,000, and $420,000, in withholding taxes to the governments of Korea for the fiscal year ended January 31, 2006, and Japan and Korea for the fiscal years ended January 31, 2005, and 2004, respectively. The payment of this withholding tax generates a deferred tax asset. However, as the Company’s ability to realize the benefits of this deferred tax asset is uncertain, a full valuation allowance has been provided. The $26,000, $113,000, and $420,000 have been accounted for as a provision for income tax. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2006	2005	2004
	(In thousands)
Federal statutory rate of 35%	$(12,017)	$(27,898)	$(11,049)
State taxes	37	21	29
Foreign withholding tax	26	113	420
Foreign rate differential	—	—	—
Net operating loss and temporary differences for which no tax benefit was realized	11,856	26,470	8,457
Non-deductible expenses and other	161	1,428	2,592

Total tax expense	$63	$134	$449

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss & credits	$167,535	$178,192
Deferred revenue and rent	51,299	43,130
Capitalized research	36,694	18,003
Other	4,265	3,892

Total deferred tax assets	259,793	243,217
Valuation allowance	(259,793)	(243,217)

Net deferred tax assets (liabilities)	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2006, 2005, and 2004 was an increase of $16.6 million, $25.7 million, and $6.5 million, respectively.

As of January 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $396.0 million and $251.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2012 through 2026. State net operating loss carryforwards expire beginning in 2007 through 2018.

As of January 31, 2006, unused research and development tax credits of approximately $8.3 million and $9.4 million, respectively are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire if not utilized by 2012. California research and experimental tax credits carryforward indefinitely until utilized.

Approximately $6.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings if subsequently recognized.

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

15.	INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in The People’s Republic of China, Singapore, Hong Kong, Macau and The Republic of China. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC. There is significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly since the intellectual property licensed had no carrying value on the Company’s financial statements, no value has been assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal years 2005 and 2006 as TGC’s activity and financial position were not material.

Through TGC, the Company has gained access to high quality, engineering resources for the design and development of additional digital video recorder platforms. TGC engages in design, development, and licensing activities related to digital video recorder platforms and technology. In fiscal years 2005 and 2006, TGC performed design and development activities related to a potential TiVo product for the US market. During fiscal year ended January 31, 2006 the Company paid TGC $894,000 for a variety of services including research and development, and service fees related to designing and building the Company’s product. In December 2005, TGC launched a DVR product that includes TiVo technology and branding in The Republic of China. Management expects TGC will pursue opportunities to market TiVo technology in The Republic of China, Singapore, Hong Kong, and Macau. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. The Company will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without the prior consent of TiVo, any DVR products or DVR services that do not support the TiVo service outside of The People’s Republic of China, Singapore, Hong Kong, Macau and The Republic of China. In the United States, TGC may offer DVR products that support the U.S. TiVo service to TiVo, authorized TiVo licensees, or with TiVo’s prior approval, retail distributors.

As of January 31, 2006, TiVo’s preferred share investment accounted for approximately 49.3% of TGC’s equity (approximately 44.1% on a fully-diluted basis assuming the issuance of options to executives of TGC). The remainder of TGC’s shareholders include financial investors (including New Enterprise Associates, a stockholder of TiVo Inc. that has a representative on TiVo’s board of directors and holds less then 10% of TGC’s equity) and certain members of TGC’s management team who have contributed cash or services in exchange for equity. The Company has two seats on TGC’s five-member board of directors. Subject to restrictions and under specific circumstances, the Company also has a limited call right to acquire all of TGC after five years or upon a change of control of TiVo at a premium to TGC’s fair market value. The Company also has the right to acquire at least a majority of TGC in the event of a TGC initial public offering at the net initial public offering price. TGC is incorporated in the Cayman Islands.

With the approval of the Company’s board of directors, Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies, serves as TGC’s Chief Executive Officer and Chairman of TGC’s board of directors. Mr. Chien resigned from his position at TiVo on August 3, 2004.

16.	SILICON VALLEY BANK LINE OF CREDIT

On July 17, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank, whereby Silicon Valley Bank agreed to extend a revolving line of credit of up to the lesser of $6.0 million or a borrowing base. On June 29, 2004, the Company renewed its loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to the Company from a maximum of $6.0 million to $15.0 million. The first amendment to the Silicon Valley Bank loan and security agreement also replaces the borrowing base requirement with a requirement that the Company maintains a certain pre-determined tangible net worth (as defined in the first amendment). The line of credit remains secured by a first priority security interest on all of the Company’s assets except for its intellectual property. However, the agreement with Silicon Valley Bank also includes a negative pledge such that the Company will not, among other things except in accordance with certain enumerated exceptions, sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its intellectual property without the consent of Silicon Valley Bank. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. The first amendment also allows the Company to enter into foreign exchange forward contracts in which it may commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The loan and security agreement includes, among other terms and conditions, limitations on the Company’s ability to dispose of its assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of its property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions; and contains a requirement that the Company maintain certain financial ratios. At January 31, 2006, the Company was in compliance with these covenants and had zero outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

17.	COMCAST AGREEMENT

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

Under the agreement, Comcast paid TiVo an upfront fee that the Company has recorded as deferred revenue. As of January 31, 2006, the development work was in the preliminary stages, as the Company worked towards an agreement on the engineering services to be delivered. Development costs were $4.6 million, as of January 31, 2006, and are classified on the consolidated balance sheet under prepaid expense and other, current.

Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the advertising management system.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments. Development and deployment of the TiVo service software solution is targeted to occur within two years from the date of the agreement.

On March 28, 2006, the Company executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008. Concurrently, the Company also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. The First Amendment to the Licensing and Marketing Agreement is filed hereto and is incorporated by reference herein.

Development and deployment of the TiVo service software solution is targeted to occur within two years from the date of the agreement. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008. In the event development of the TiVo service software solution and the TiVo advertising management system have not been completed by the relevant deadlines, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

18.	ACQUISITION OF STRANGEBERRY INC.

On January 12, 2004, the Company acquired Strangeberry, a small Palo Alto, California, based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. Strangeberry has created technology, based on industry standards and including a collection of protocols and tools, designed to enable the development of new broadband-based content delivery services. The acquisition was accounted for as an intangible asset purchase as Strangeberry was a company in the development stage. The purchase price of approximately $1.9 million was allocated to developed technology that will be amortized into cost of revenues over its estimated life of 5 years. In exchange for all of the issued and outstanding capital stock of Strangeberry, the Company issued 216,760 shares of TiVo common stock, par value $.001, to the stockholders of Strangeberry in a private placement. Redpoint Associates II, LLC and Redpoint Ventures II, LP were stockholders of Strangeberry prior to the acquisition. One of the managing directors of Redpoint Ventures II, LLC who exercises investment control over Redpoint Associates II, LLC and Redpoint Ventures III, LP is a member of TiVo’s board of directors. In addition, the Company issued 108,382 shares of restricted stock to four former employees of Strangeberry that vest over 2 years of continued employment with TiVo Inc. As of January 31, 2006, 54,990 shares had been cancelled as a result of termination of employment with the Company.

19.	AOL RELATIONSHIP

Development and Distribution Agreement

On April 30, 2002, the Company entered into a Development and Distribution Agreement with America Online, Inc. (“AOL”). This new agreement superseded, replaced and terminated the Product Integration and Marketing Agreement, dated June 9, 2000. Under the terms of the new agreement, AOL agreed to pay TiVo a technology development fee to develop an application that works in conjunction with the AOL service and the Company’s Series2 digital video recording technology platform. AOL made an up-front payment of $4 million under this agreement of which $2.7 million was included in deferred revenue as of January 31, 2003. Under the agreement, AOL additionally had the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, AOL would be required to pay TiVo an up-front fee, per-unit royalties and other fees. Under the agreement, AOL agreed to fund certain research and development at TiVo. AOL may also choose to have the Company develop the AOL service as a premium application on the Company’s Series2 platform, in which case the Company will receive additional development funds, revenue share from subscriptions of the AOL service on the TiVo platform and reimbursement from AOL for certain operating costs related to the AOL application. The term of the Development and Distribution Agreement is four years. The Company recognized the revenue using the percentage-of-completion methodology (see Note 2. “Revenue Recognition and Deferred Revenue”). During the fiscal years ended January 31, 2006, 2005, and 2004, the Company recognized zero, zero, and $2.7 million, respectively, in revenues—related parties for engineering services.

The Company developed a web scheduling service for AOL that would require a DVR and the TiVo service. The future premium service described is AOLTV running on a TiVo-enabled DVR. AOL has publicly announced that it has shut down AOLTV so there will be no further development under this agreement.

20.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

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

The term of the Development Agreement was five years (now extended an additional three years on the terms discussed below) and includes a minimum volume commitment from DIRECTV to deploy next-generation DIRECTV receivers with the Company’s digital video recording technology. Under the terms of the agreement, DIRECTV has the option to fulfill its obligations under the minimum volume commitment with a one-time cash payment to the Company. Under the agreement, DIRECTV additionally has the option to purchase a non-exclusive license of the Company’s digital video recording technology. In connection with its exercise of this option, DIRECTV would be required to pay TiVo an up-front fee, per-unit royalties and other fees. The technology license that DIRECTV has the election of exercising is similar in price and structure to other client and server technology source licenses sold to one customer and offered to other customers.

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

On December 20, 2002, the Company entered into the Second Amendment to the Development Agreement dated February 15, 2002 with DIRECTV. The amendment revises provisions relating to, among other things, the specifications, development schedules, milestone payment schedule and transition services for the development and manufacture of Series2 DIRECTV receivers and new versions of the associated client software.

On January 8, 2003, the Company entered into the Third Amendment to the Development Agreement dated February 15, 2002 with DIRECTV. The amendment adds provisions relating to, among other things, the product requirements, the development schedule and the milestone payment schedule for the development of a TiVo-DIRECTV combination device capable of receiving and recording high-definition television signals and new versions of the associated client software. The amendment also revises provisions relating to, among other things, various obligations of the parties under the Development Agreement.

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

On April 7, 2006, the Company entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide maintenance and support for DIRECTV receivers with TiVo service through the expiration date of the Development Agreement. In addition, DIRECTV will continue to have the right to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for all households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service currently being deployed, subject to a monthly minimum payment by DIRECTV. On an annual basis, TiVo will reserve a portion of these fees as a non-refundable credit to fund mutually agreed development, maintenance, and support services.

On April 7, 2006, the Company also entered into the First Amendment of our Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the term of the Services Agreement until February 15, 2010, and provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

During the fiscal years ended January 31, 2006, 2005, and 2004, the Company recognized $32.8, $21.1 million, and $11.6 million, respectively, in DIRECTV-related service revenues which include subscription revenues and DIRECTV-related advertising revenues. During the fiscal years ended January 31, 2005, 2004, and 2003, the Company recognized $482,000, $2.0 million, and $5.5 million, respectively, in revenue for engineering services related to the Development Agreement.

21.	ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). On April 12, 2006, we amended the Rights Plan’s definition of Acquiring Person to remove the defined term “Existing Holder”. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The rights are not exercisable as of the date of this filing. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

The dividend distribution to establish the new Rights Plan was paid to stockholders of record on January 31, 2001. The Rights distribution is not taxable to stockholders.

22.	SUBSEQUENT EVENTS

On February 28, 2006, the Company entered into a sixth amendment to the vendor agreement with Best Buy Purchasing LLC, the assignee of Best Buy Co., Inc. The amendment is effective as of March 1, 2006 and extends the vendor agreement with Best Buy Purchasing LLC through February 28, 2007.

On March 29, 2006, the Board of Directors of TiVo Inc. approved the Fiscal Year 2007 Bonus Plan For Executives. The Fiscal Year 2007 Bonus Plan For Executives would provide for certain incentive compensation for the Company’s executives. Under the Fiscal Year 2007 Bonus Plan For Executives, cash and stock bonuses, if any, will be based on the Company’s achievement of specified corporate and departmental goals both at the mid-year and end of fiscal year 2007, as determined by the Compensation Committee and/or the Board of Directors.

On April 12, 2006, the Company entered into the Second Amendment (the “Second Amendment”) to the Company’s Rights Agreement, dated as of January 16, 2001 (the “Rights Plan”), by and between the Company and Wells Fargo Shareowner Services (the “Rights Agent”), as amended by the First Amendment thereto, dated as of February 20, 2001. Pursuant to Section 26 of the Rights Plan, the Company amended the Rights Plan to remove the defined term “Existing Holder.” The Second Amendment is filed as an exhibit hereto and is incorporated by reference herein.

On April 13, 2006, the Company announced that Stuart West has been appointed to the position of Acting Chief Financial Officer, effective April 17, 2006. Mr. West, who has been with the Company for more than five years, is currently Vice President, Finance and is the only internal candidate for the permanent position of Chief Financial Officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of managements and our board of directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2006. Management reviewed the results of its assessment with our Audit Committee. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on Management’s assessment of our internal control over financial reporting, as of January 31, 2006, which is included herein.

(d) Limitations on Effectiveness of Controls.

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

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TiVo Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that TiVo Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TiVo Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TiVo Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2006, and our report dated April 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

April 13, 2006

ITEM 9B.	OTHER INFORMATION.

On March 28, 2006, we executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008. Concurrently, we also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. The First Amendment to the Licensing and Marketing Agreement is filed hereto and is incorporated by reference herein.

On April 7, 2006, we entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, we will continue to provide maintenance and support for DIRECTV receivers with TiVo service through the expiration date of the Development Agreement. In addition, DIRECTV will continue to have the right to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, we agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for all households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service currently being deployed, subject to a monthly minimum payment by DIRECTV. On an annual basis, we will reserve a portion of these fees as a non-refundable credit to fund mutually agreed development, maintenance, and support services.

On April 7, 2006, we also entered into the First Amendment of our Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the term of the Services Agreement until February 15, 2010, and provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

On April 12, 2006, TiVo Inc. (the “Company”) entered into the Second Amendment (the “Second Amendment”) to the Company’s Rights Agreement, dated as of January 16, 2001 (the “Rights Plan”), by and between the Company and Wells Fargo Shareowner Services (the “Rights Agent”), as amended by the First Amendment thereto, dated as of February 20, 2001. Pursuant to Section 26 of the Rights Plan, the Company amended the Rights Plan to remove the defined term “Existing Holder.” The Second Amendment is filed as an exhibit hereto and is incorporated by reference herein.

On April 13, 2006, we announced that Stuart West has been appointed to the position of Acting Chief Financial Officer, effective April 17, 2006. Mr. West, who has been with the Company for more than five years, is currently Vice President, Finance and is the only internal candidate for the permanent position of Chief Financial Officer.

On April 13, 2006, a jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars in the Company’s patent lawsuit against EchoStar Communications Corporation and its affiliates. The Company had previously filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” The Company later amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleged that it is the owner of this patent, and further alleged that the defendants had willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States.

The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the Company’s patent. The Company plans to seek an enhancement of damages for willfulness, prejudgment interest, attorneys’ fees and costs, and an injunction against the defendants’ further infringement of the patent. The defendants’ claim of inequitable conduct against the Company remains pending.

PART III

Certain information required by Part III has been omitted from this Annual Report on Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Executive Officers

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from our Proxy Statement under the headings “Proposal No. 1 Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditors Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 57 of this report.

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

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.1	Indenture, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.2	Form of 7% Convertible Senior Note (incorporated by reference to Exhibit 4.1 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.3	Warrant Agreement, dated August 28, 2001, between TiVo Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.4	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 of registrant’s Quarterly Report on Form 10-Q filed on September 14, 2001).

4.5+	Warrant and Registration Rights Agreement, dated as of October 6, 2000, by and between DIRECTV, Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on April 2, 2001).

4.6	Stockholders and Registration Rights Agreement, dated as of June 9, 2000, between TiVo and America Online, Inc. (incorporated by reference to Exhibit 4.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2000).

4.7	Ninth Amended and Restated Investor Rights Agreement by and among TiVo and certain investors, dated as of August 6, 1999 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Second Amendment to Rights Agreement, dated as of April 12, 2006, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (filed herewith).

4.11	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.12	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.13	Registration Rights Agreement, dated as of August 28, 2001, by and among TiVo Inc. and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on August 30, 2001).

4.14	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

4.15	Form of Three-Year Warrant (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on October 9, 2002).

EXHIBIT NUMBER	DESCRIPTION
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2*	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3*	TiVo Inc.’s 401(k) Plan, effective December 1, 1997 (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.4*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.5*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.6*	TiVo Inc. Amended & Restated Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.9*	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.10*	Form of Chief Executive Officer Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.11*	Form of Executive and Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.12*	Form of Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.13+	Hard Disk Drive Supply Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.14	First Amendment to Hard Disk Supply Agreement between Quantum and TiVo Inc., dated June 25, 1999 (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.15+	Second Amendment to Hard Disk Supply Agreement, effective as of May 1, 2000, between Quantum Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.16	Amendment and Novation Agreement, effective as of March, 2003, between Maxtor Corporation and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.17	Master Lease Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

EXHIBIT NUMBER	DESCRIPTION
10.18	Warrant Agreement between Comdisco, Inc. and TiVo Inc., dated February 12, 1999 (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.19+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.20+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.21+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.23	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.24+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.25+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.26+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10.27+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.28+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.29+	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.30+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.31+	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.32+	First Amendment to the Services Agreement, dated as of October 3, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.33++	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.34	Lease Agreement between WIX/NSJ Real Estate Limited Partnership and TiVo Inc., dated October 6, 1999 (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.35*	TiVo Inc. Fiscal Year 2007 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2006).

10.36+	TiVo Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo Inc. and Sony Corporation (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.37+	TiVo International, Inc. Technology License Agreement, dated as of October 12, 2001, between TiVo International, Inc. and Sony Corporation (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.38+	TiVo-Sony Electronics US Falcon Agreement, dated as of August 8, 2002, between Sony Electronics Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2002).

10.39+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.40+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.41+	Second Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.42++	Third Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.43++	Fourth Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.44++	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report filed on April 15, 2005).

10.45	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report filed on December 9, 2005).

10.46	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (filed herewith).

10.47*	Supplemental Offer Letter dated April 28, 2003 from TiVo Inc. to Martin J. Yudkovitz (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 16, 2003).

10.48*	General Release and Separation Agreement, dated as of December 17, 2004, between Martin J. Yudkovitz and TiVo Inc. (incorporated by reference to Exhibit 10.43 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.49+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.50+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.51+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

EXHIBIT NUMBER	DESCRIPTION

10.52	Loan and Security Agreement, dated as of July 17, 2003, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.53	Amendment No. 1 to Loan and Security Agreement, dated as of June 29, 2004, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 15, 2004).

10.54	Amendment No. 2 to Loan and Security Agreement, effective as of April 22, 2005, by and between TiVo Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2005).

10.55+	Tribune Media Services Television Listing Data Agreement between Tribune Media Services, Inc. and TiVo Inc., with an effective date of March 1, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 23, 2004).

10.56++	Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.57++	Second Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective June 28, 2005 (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.58++	Third Amendment to the Television Listing Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.59++	Addendum No. 1 to the Television Listing Data Agreement, between Tribune Media Services, Inc., TiVo Inc., and Fandango, Inc., effective November 1, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.60*	Consulting Agreement, dated August 3, 2004, between Tai-Wei Chien and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.61*	Amended & Restated Consulting Agreement, dated October 11, 2004, between Tai-Wei Chien and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-Q filed on October 15, 2004).

10.62*	Vice Chairman Employment Agreement between TiVo Inc. and Thomas S. Rogers, dated October 11, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.63*	Employment Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.64*	Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.65*	Employment Transition Agreement between Michael Ramsay and TiVo Inc., effective July 29, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.66*	Employment Transition and Separation Agreement between David H. Courtney and TiVo Inc., effective September 28, 2005 (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

EXHIBIT NUMBER	DESCRIPTION

10.67+	Warrant Purchase and Equity Rights Agreement between Quantum Corporation and TiVo Inc., dated November 6, 1998 and related documents (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.68+	Intellectual Property and Technology Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and TiVo Intl. II, Inc. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.69++	First Amendment to Intellectual Property and Technology Agreement, between TGC, Inc., TiVo Inc., and TiVo Intl. II, Inc., effective as of January 14, 2005 (incorporated by reference to the registrant’s Quarterly Report on From 10-Q filed on June 9, 2005).

10.70+	Share Transfer Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.71+	Investor Rights Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.72++	Licensing and Marketing Agreement, effective as March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.73	First Amendment to the Licensing and Marketing Agreement, effective as March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

14	TiVo Code of Conduct, as amended February 9, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 15, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 14, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 14, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 14, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David H. Courtney, Executive Vice President and Chief Financial Officer of TiVo Inc. dated April 14, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Stock Option Grant used in connection with an option granted outside of TiVo’s stock option plans and related documents (incorporated by reference to Exhibit 99.5 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-94629)).

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: April 14, 2006	/S/ THOMAS ROGERS
Thomas Rogers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Rogers and David H. Courtney and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer (Principal Executive Officer)	April 14, 2006

/s/ DAVID H. COURTNEY David H. Courtney	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 14, 2006

/s/ CHARLES FRUIT Charles Fruit	Director	April 14, 2006

/s/ RANDY KOMISAR Randy Komisar	Director	April 14, 2006

/s/ MARK W. PERRY Mark W. Perry	Director	April 14, 2006

/s/ MICHAEL RAMSAY Michael Ramsay	Director	April 14, 2006

/s/ JOSEPH UVA Joseph Uva	Director	April 14, 2006

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 14, 2006

/s/ DAVID ZASLAV David Zaslav	Director	April 14, 2006