Form 10-Q
period 2006-04-30
TIVO INC
filed 2006-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒ .

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 86,253,682 as of May 26, 2006.

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

•	our future investments in subscription acquisition activities, including rebate offers to consumers, offers of bundled hardware and service subscriptions, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service, technology, and hardware revenues;

•	possible future impact of our change in accounting policy regarding our bundled sales program;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us such as the EchoStar patent infringement cases;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and third party service provider subscriptions (such as DIRECTV and Comcast);

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and sales incentive programs;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience measurement research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A, “Risk Factors” in this quarterly report and contained under the caption Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” in this quarterly and our most recent annual report for a more detailed description of these significant risks and uncertainties.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	April 30, 2006	January 31, 2006
		(As Adjusted -Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,408	$85,298
Short-term investments	18,943	18,915
Accounts receivable, net of allowance for doubtful accounts of $82 and $56	19,072	20,111
Finished goods inventories	13,176	10,939
Prepaid expenses and other, current	3,823	8,744

Total current assets	128,422	144,007
LONG-TERM ASSETS
Property and equipment, net	9,412	9,448
Capitalized software and intangible assets, net	4,948	5,206
Prepaid expenses and other, long-term	316	347

Total long-term assets	14,676	15,001

Total assets	$143,098	$159,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,098	$24,050
Accrued liabilities	23,289	37,449
Deferred revenue, current	58,315	57,902

Total current liabilities	109,702	119,401
LONG-TERM LIABILITIES
Deferred revenue, long-term	64,646	67,575
Deferred rent and other	1,756	1,404

Total long-term liabilities	66,402	68,979

Total liabilities	176,104	188,380
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001:
Authorized shares are 10,000,000 Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000 Issued and outstanding shares are 86,182,453 and 85,376,191, respectively	86	85
Additional paid-in capital	671,703	667,055
Deferred compensation	—	(2,421)
Accumulated deficit	(704,795)	(694,091)

Total stockholders’ deficit	(33,006)	(29,372)

Total liabilities and stockholders’ deficit	$143,098	$159,008

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended April 30,
	2006	2005
Revenues
Service and technology revenues	$55,109	$40,020
Hardware revenues	9,453	10,526
Rebates, revenue share, and other payments to channel	(8,050)	(3,638)

Net revenues	56,512	46,908
Cost of revenues
Cost of service and technology revenues (1)	17,801	8,866
Cost of hardware revenues	15,146	15,642

Total cost of revenues	32,947	24,508

Gross margin	23,565	22,400

Research and development (1)	12,861	10,904
Sales and marketing (1)	7,389	6,830
General and administrative (1)	15,059	6,138

Total operating expenses	35,309	23,872

Loss from operations	(11,744)	(1,472)
Interest income	1,062	624
Interest expense and other	(3)	(1)

Loss before income taxes	(10,685)	(849)
Provision for income taxes	(19)	(8)

Net loss attributable to common stockholders	$(10,704)	$(857)

Net loss per common share - basic and diluted	$(0.13)	$(0.01)

Weighted average common shares used to calculate basic and diluted net loss per share	85,133,631	82,380,871

________

(1) Includes stock-based compensation expense (benefit) as follows:
Cost of service and technology revenues	$297	$—
Research and development	1,118	(164)
Sales and marketing	340	106
General and administrative	1,332	—

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
					As Adjusted - Note 2	As Adjusted - Note 2
BALANCE JANUARY 31, 2006	85,376,191	$85	$667,055	$(2,421)	$(694,091)	$(29,372)
Issuance of common stock upon exercise of common stock options	737,222	1	3,723	—	—	3,724
Issuance of restricted shares of common stock	69,040	—	259	—	—	259
Deferred compensation - reversal due to FAS 123R	—	—	(2,421)	2,421	—	—
Recognition of stock based compensation expense, net	—	—	3,087	—	—	3,087
Net loss	—	—	—	—	(10,704)	(10,704)

BALANCE APRIL 30, 2006	86,182,453	$86	$671,703	$—	$(704,795)	$(33,006)

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,704)	$(857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	1,730	1,424
Loss on disposal of fixed assets	—	3
Recognition of stock-based compensation expense (benefit)	3,087	(58)
Changes in assets and liabilities:
Accounts receivable, net	1,039	17,751
Finished goods inventories	(2,237)	(6,880)
Prepaid expenses and other	4,952	1,064
Accounts payable	4,048	(6,490)
Accrued liabilities	(13,901)	(10,558)
Deferred revenue	(2,516)	4,788
Deferred rent and other long-term liabilities	352	(357)

Net cash used in operating activities	$(14,150)	$(170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(28)	(1,025)
Sales of short-term investments	—	5,425
Acquisition of property and equipment	(1,436)	(763)
Acquisition of capitalized software and intangibles	—	(3,915)

Net cash used in investing activities	$(1,464)	$(278)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	—	6,000
Payments to bank line of credit	—	(4,500)
Proceeds from issuance of common stock related to exercise of common stock options	3,724	1,319
Proceeds from issuance of common stock related to employee stock purchase plan	—	1,175

Net cash provided by financing activities	$3,724	$3,994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(11,890)	$3,546

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2006	2005
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	85,298	87,245

Balance at end of period	$73,408	$90,791

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$3	$1
Cash paid for income taxes	19	8
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock issuance of restricted common stock	—	260
Issuance of restricted common stock	259	—

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. The Company conducts its operations through one reportable segment. TiVo is a provider of technology and services for digital video recorders. The subscription-based TiVo service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique platform for the television industry, including for advertisers and audience research.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2006 and January 31, 2006 and the results of operations for the three-month period ended April 30, 2006 and 2005 and condensed consolidated statements of cash flows for the three-month periods ended April 30, 2006 and 2005. Additionally, included is the unaudited statement of stockholders’ deficit for the three month period ended April 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2006 and 2005, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2006 are not necessarily indicative of results that may be expected for the year ending January 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers and through the sale of advertising and audience measurement research services. The Company also generates technology revenues from providing licensing and engineering services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience measurement research services. Monthly and prepaid fixed-length subscription revenues are recognized over the period benefited. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. Also included in service revenues are fees received from third parties, such as DIRECTV, which are recognized as earned.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. These agreements contain multiple-elements in which vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company accepted engineering services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. In these situations, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the services are complete.

Hardware Revenues. For product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. These allowances are recorded as a direct reduction of revenues and accounts receivable. For direct product sales to end-users prior to March 15, 2006, hardware revenues were recognized upon shipment by TiVo to the end-users provided all appropriate revenue recognition criteria were met. After March 15, 2006, the Company stopped selling DVRs directly to end-users on a standalone basis – see Bundled Sales Programs.

Bundled Sales Programs. Prior to March 15, 2006, the Company sold DVRs for no cost or at a substantial discount when bundled with a prepaid subscription contract under certain marketing or promotion programs. These were considered multiple element arrangements, which met the requirements for separation under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The prepaid fee was allocated to the hardware and service based on their relative fair values and recognized in accordance with the respective accounting policies stated above.

Beginning on March 15, 2006, the Company began selling the DVR and service solely as a bundled sales program through the TiVo website and no longer intends to sell DVR’s on a standalone basis. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription of one to three years. Unlike the bundled sales programs offered prior to March 15, 2006, the customer receives the DVR with no upfront payment and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customer has various pricing options at which they can renew the subscription. These bundled sale programs do not meet the requirements for separation under EITF 00-21. For both the monthly and prepaid programs, the entire arrangement fee is recognized ratably over the subscription period and is classified as Service Revenue in the condensed consolidated statements of operations.

For the monthly programs introduced on March 15, 2006, the Company concluded it was appropriate to charge the related hardware costs to cost of hardware revenues upon shipment of the DVR. Effective February 1, 2006, the Company changed its accounting policy for the recognition of DVR costs for prepaid bundled sales arrangements to charge the entire cost of the hardware to cost of revenues upon shipment. Previously, the Company deferred the portion of the hardware costs exceeding the recognized revenue allocated to the hardware element and amortized such costs over the period of the subscription. See Change in Accounting Policy section below. If the direct costs associated with the total arrangement (including the cost of the DVR and incremental service cost) exceed the prepaid fee, the loss is expensed at the time of the shipment of the DVR.

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

Change in Accounting Policy

Recognition of Hardware Costs and Bundled Sales Programs

Effective February 1, 2006, the Company changed its method of accounting for the recognition of hardware costs in bundled sales programs where the customer prepays the arrangement fee. Previously, to the extent that the cost of the DVR exceeded the revenue allocated to the DVR, the excess costs were deferred and amortized over the period of the subscription. In this prepayment plan, the Company received the cash upfront from consumers, which allowed the Company to elect deferral of hardware costs over the service period. The Company now expenses all hardware costs upon shipment of the DVR (direct expense method).

The Company determined that the direct expense method was preferable to the prior accounting method because the Company believes: it is consistent with the accounting practices of competitors and companies within similar industries; it adds to the clarity and ease of understanding of the Company’s reported results to investors; and it is consistent with the recognition of hardware costs for bundled monthly sales programs. The Company recorded the change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying condensed consolidated balance sheet as of January 31, 2006 has been adjusted to apply the direct expense method retrospectively to all prior periods. The net unamortized balance of previously deferred costs of $2.6 million at January 31, 2006 is now reflected in the accompanying unaudited adjusted condensed consolidated balance sheet as an increase in accumulated deficit and a reduction in prepaid expenses and other, current and prepaid expenses and other, long-term. This change in accounting method has no impact on the condensed consolidated statements of operations for the three months ended April 30, 2005 as the Company did not offer bundled revenue transactions until the three months ended July 31, 2005. The impact of adopting the direct expense method resulted in a $407,000 increase to net loss for the three months ended April 30, 2006. The following table details the impact of this accounting policy change on the Company’s fiscal year ended January 31, 2006 unaudited condensed consolidated financial statement by effected line items.

Condensed Consolidated Balance Sheets (unaudited)

	July 31, 2005			October 31, 2005			January 31, 2006
	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted
Prepaid expenses and other, current	$4,860	$(810)	$4,050	$8,019	$(761)	$7,258	$11,069	$(2,325)	$8,744

Total current assets	137,843	(810)	137,033	149,249	(761)	148,488	146,332	(2,325)	144,007
Prepaid expenses and other, long-term	$1,009	$(322)	$687	$752	$(296)	$456	$623	$(276)	$347

Total long-term assets	14,521	$(322)	14,199	13,984	$(296)	13,688	15,277	$(276)	15,001
Total assets	152,364	$(1,132)	151,232	163,233	$(1,057)	162,176	161,609	$(2,601)	159,008

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended July 31, 2005			Three Months Ended October 31, 2005			Three Months Ended January 31, 2006			Fiscal Year Ended January 31, 2006
	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted
Cost of revenues		—
Cost of hardware revenues	$6,565	$1,132	$7,697	$24,742	$(75)	$24,667	$37,267	$1,544	$38,811	$84,216	$2,601	$86,817

Total cost of revenues	14,023	1,132	15,155	33,250	(75)	33,175	47,396	1,544	48,940	119,177	2,601	121,778

Gross margin	25,312	(1,132)	24,180	16,365	75	16,440	12,671	(1,544)	11,127	76,748	(2,601)	74,147
Loss from operations	(449)	(1,132)	(1,581)	(15,055)	75	(14,980)	(20,428)	(1,544)	(21,972)	(37,404)	(2,601)	(40,005)
Income (loss) before income taxes	283	(1,132)	(849)	(14,239)	75	(14,164)	(19,529)	(1,544)	(21,073)	(34,334)	(2,601)	(36,935)

Net income (loss)	$240	$(1,132)	$(892)	$(14,239)	$75	$(14,164)	$(19,542)	$(1,544)	$(21,086)	$(34,398)	$(2,601)	$(36,999)

Net Income (loss) per common share basic and diluted	$0.00	$0.01	$(0.01)	$(0.17)	$0.00	$(0.17)	$(0.23)	$(0.02)	$(0.25)	$(0.41)	$(0.03)	$(0.44)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended July 31, 2005			Nine Months Ended October 31, 2005			Fiscal Year Ended January 31, 2006
	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted	As previously reported	Adjustment	Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617)	$(1,132)	$(1,749)	$(14,856)	$(1,057)	$(15,913)	$(34,398)	$(2,601)	$(36,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other, current	(384)	810	426	(3,543)	761	(2,782)	(6,593)	2,325	(4,268)
Prepaid expenses and other, long-term	229	322	551	486	296	782	615	276	891

Net cash used in operating activities	(6,577)	—	(6,577)	(12,262)	—	(12,262)	3,425	—	3,425

Stock-Based Compensation.

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock and other stock awards. Currently, the Company grants options from the 1) 1999 Equity Incentive Plan, under which options could be granted to all employees, including executive officers and 2) the 1999 Non-Employee Directors’ Stock Option Plan, under which options are granted automatically to non-employee directors. In addition, TiVo’s stock option program includes the 1997 Equity Incentive Plan, from which the Company currently does not grant options, but may do so. Upon the exercise of options, the Company issues new common stock from its authorized shares.

On February 1, 2006, the Company adopted the provisions of SFAS 123R, Shared-Based Payment, requiring TiVo to recognize expense related to the fair value of the Company’s stock-based compensation awards. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value based method. The fair value of TiVo’s restricted stock awards was calculated based on the fair market value of the Company’s stock at the grant date. The fair value of TiVo’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award.

TiVo has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended April 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

Property and Equipment

Property and equipment are stated at cost. Maintenance and repair expenditures are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixture	3-5 years
Computer and office equipment	3-5 years
Lab equipment	3 years
Leasehold improvements	The shorter of 4 years or the life of the lease
Capitalized software for internal use	1-5 years

Advertising Costs

The Company expenses advertising costs as the services are provided. Advertising expenses were $2.0 million and $994,000 for the three months ended April 30, 2006 and 2005, respectively.

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

The majority of the Company’s customers for service revenues are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 12% and 14% of net revenues and 26% and 23% of net accounts receivable for the three months ended April 30, 2006 and 2005, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms. One retailer generated 4% and 8% of net revenues and 25%, and 8% of the net accounts receivable for the three months ended April 30, 2006 and 2005, respectively. Comcast represented approximately 13% of net revenues for the three months ended April 30, 2006.

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

3.	EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise options prior to full vesting. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of April 30, 2006, 475,430 shares of the total authorized remain available for future grants.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of April 30, 2006, the number of shares authorized for option grants under the 1999 Plan is 38,363,130. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of April 30, 2006, 14,681,924 shares of the total authorized remain available for future stock option grants.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,000,000, subject to an annual increase of 100,000 shares. As of April 30, 2006, 618,333 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. This plan has also incorporated a one-year look back feature in its provisions except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods previously began on May 1 and on November 1 of each year, and now begin on January 1 and on July 1 of each year, and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of April 30, 2006, the total number of shares reserved for issuance under this plan is 3,000,000. The number of shares available for stock option issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. As of April 30, 2006, of the total 3,000,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 607,591 shares available for future purchases.

Stock Award Activity

A summary of the stock options activity and related information for the three month ended April 30, 2006 is as follows :

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2006	16,791	$7.16
Grants	3,178	6.79
Exercises	(737)	7.89
Forfeitures or expirations	(423)	5.49

Outstanding at April 30, 2006	18,809	$7.22	7.62	$40,815

Exercisable at April 30, 2006	8,046	$8.20	5.95	$16,960

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.30 as of April 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $2.09 million and $767,000 for the three-month periods ended April 30, 2006 and 2005, respectively.

As of April 30, 2006, $32.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.27 years.

Unvested Stock

The Company had 539,303 restricted stock awards outstanding as of April 30, 2006, which were excluded from the options outstanding balances in the preceding tables. The total weighted-average grant date fair value was $3.34 million. Aggregate intrinsic value of restricted stock awards at April 30, 2006 was $4.5 million. Approximately 10,000 and 4,000 of the previously granted restricted stock awards vested during the quarter ended April 30, 2006 and April 30, 2005, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $71,000 and $46,000 for the three-month periods ended April 30, 2006 and 2005, respectively.

The following table summarizes the Company’s unvested stock activity for the three months ended April 30, 2006 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2006	480	$6.11
Granted	69	6.96
Vested	(10)	7.24
Forfeited	—	—

Unvested stock at April 30, 2006	539	$6.20

As of April 30, 2006, $2.27 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.58 years.

4.	STOCK-BASED COMPENSATION PLANS

Total stock-based compensation recognized on our unaudited condensed consolidated statements of operations for the three months ended April 30, 2006 is as follows:

	SARs/Option Grants and Stock Purchase Rights (Fair Value Method)	Restricted Stock (Intrinsic Value Method)
	(In thousands, except per share amounts)
Cost of revenues	$297	$—
Research and development	1,047	71
Sales and marketing	257	83
General and administrative	1,138	194

Stock-based compensation effect before income taxes	$2,739	$348
Income tax benefit	—	—
Total stock-based compensation effects in net income	$2,739	$348

Stock-based compensation effect on basic and diluted earnings per common share	$.03	$.01

Stock-based compensation costs were not capitalized as part of the cost of an asset as of April 30, 2006.

Net cash proceeds from the exercise of stock options were $3.7 million and $1.3 million for the three months ended April 30, 2006 and April 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three-month periods ended April 30, 2006 and 2005, respectively. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Pro forma information required under SFAS No. 123R for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans, was as follows:

Three Months Ended April 30, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(857)
Add back: stock-based compensation expense recognized, net of related tax effects	(58)
Pro forma effect of stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,336)

Net loss, pro forma	$(3,251)

Basic and diluted loss per common share, as reported	$(0.01)

Basic and diluted loss per common share, pro forma	$(0.04)

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life pursuant to Staff Accounting Bulletin No. 107 “Share Based Payments”. The interest rate for periods within the contractual life of the award is based on the average of U.S. Treasury yield curve during the three months ended April 30, 2006.

The assumptions used for the three-month periods ended April 30, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	ESPP		Stock Options
	Three Months Ended April 30,
	2006	2005	2006	2005
Expected life (in years)	0.42	0.50	6.25	4.00
Interest rate	4.81%	3.05%	4.79%	3.54%
Volatility	59.80%	65.00%	85.80%	65.00%
Dividend yield	—	—	—	—
Weighted-average fair value during the period	$1.68	$2.58	$5.14	$2.04

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	April 30, 2006	January 31, 2006
	(In thousands)
Furniture and fixtures	$3,300	$3,285
Computer and office equipment	21,752	20,946
Lab equipment	2,531	2,392
Leasehold improvements	6,713	6,319
Capitalized software	10,006	9,926

Total property and equipment	44,302	42,868
Less: accumulated depreciation and amortization	(34,890)	(33,420)

Property and equipment, net	$9,412	$9,448

6.	CAPITALIZED SOFTWARE AND INTANGIBLE ASSETS, NET

Capitalized software and intangible assets, net consists of the following:

	April 30, 2006	January 31, 2006
	(In thousands)
Capitalized software	$1,951	$1,951
Intellectual property rights	4,265	4,265

Capitalized software and intangible assets, gross	6,216	6,216
Less: accumulated amortization	(1,268)	(1,010)

Capitalized software and intangible assets, net	$4,948	$5,206

The total expected future annual amortization expense related to capitalized software and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for capitalized software and five to seven years for intellectual property rights. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2007 (9 months)	$775
January 31, 2008	1,033
January 31, 2009	1,000
January 31, 2010	929
January 31, 2011	559
January 31, 2012	559
There after	93

Total	$4,948

7.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase also known as our Limited Warranty. For products purchased under our Bundled Sales Programs, the Company extends only the parts portion of the Limited Warranty for the duration of the customer’s commitment. Within the minimum warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. After the minimum warranty period, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At April 30, 2006 and 2005, the accrued warranty reserve was $193,000 and $536,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products, the provision of consulting services, and the issuance of securities. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, underwriters or certain investors, in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.

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

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Three Months Ended April 30,
	2006	2005
Unvested restricted stock outstanding	539,303	11,441
Options to purchase common stock	18,808,792	18,166,077
Potential shares to be issued from ESPP	172,667	245,655
Warrants to purchase common stock	3,515,524	4,838,644

Total	23,036,286	23,261,817

9.	COMMITMENTS AND CONTINGENCIES

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

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. The Company is seeking an enhancement of damages for willfulness, prejudgment interest, attorney’s fees and costs, and an injunction against the defendants’ further infringement of the patent. The Court has scheduled June 26-28, 2006 for a bench trial on the defendants’ remaining defenses, including a claim of inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the Court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006 and matters relating to discovery and claim construction are ongoing. Trial is currently scheduled for February 2007. The Company intends to defend this action vigorously; however, it is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent and Trademark Office (“USPTO”) granted a request for reexamination of the patent in question. On May 25, 2006, the USPTO issued its first office action confirming a majority of the claims in the ‘672, while rejecting some claims. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed by the inability to enable subscribers to display JPEG photos or having to pay a license fee to enable subscribers to do so.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of April 30, 2006.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under SFAS No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2006, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. On April 27, 2006, the

Company entered into the First Amendment to Lease Agreement, dated as of February 1, 2006, which amends the Lease Agreement, dated as of October 6, 1999. Under the Amendment, the Company extended for an additional three years, from March 9, 2007 to January 31, 2010, the current Lease Agreement. Under the terms of the Amendment, monthly rent is approximately $165,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the three months ended April 30, 2006 and 2005 was $528,000 and $742,000, respectively.

Additionally, the Company delivered a letter of credit totaling $477,000, to WIX/NSJ Real Estate Limited Partnership as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease, but the amount does decrease over time. The Company also has operating leases for sales and administrative office space in New York.

Operating lease cash payments for the three months ended April 30, 2006 and 2005 were $496,000 and $800,000, respectively.

Additionally, the Company leased office space in Berkshire, United Kingdom under an operating lease that expired in March 2006.

Future minimum operating lease payments as of April 30, 2006, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2007 (9 months)	1,641
January 31, 2008	2,044
January 31, 2009	2,105
January 31, 2010	2,167

Total	$7,957

10.	COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. Pursuant to this agreement, the Company agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable any TiVo-specific DVR and networking features requested by Comcast, such as WishList® searches, Season Pass™ recordings, home media features, and TiVoToGo™ transfers. In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the TiVo Interactive Advertising Management System.

The initial term of this agreement is for seven years from completion of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the TiVo Interactive Advertising Management System, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

On March 28, 2006, the Company executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008. Concurrently, the Company also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. Under the licensing and marketing agreement, Comcast paid TiVo an upfront fee that the Company recorded as deferred revenue. This upfront fee, subsequent milestone payments, and related costs were initially deferred as the arrangement was not complete. Development costs were $4.6 million, as of January 31, 2006, and were classified on the consolidated balance sheet under prepaid expense and other, current. During the three-months ended April 30, 2006 the companies agreed upon the engineering services to be delivered. As a result, the Company recognized all costs ($4.6 million of these deferred costs and $2.6 million of incremental costs for the quarter ended April 30, 2006) and an equal amount of revenues on its unaudited condensed consolidated financial statements. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. Consequently, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.

Development and deployment of the TiVo service software solution is targeted to occur within two years from the date of the licensing and marketing agreement. Development and deployment of the TiVo Interactive Advertising Management System is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008. In the event development of the TiVo service software solution and the TiVo Interactive Advertising Management System have not been completed by the relevant deadlines, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and TiVo Interactive Advertising Management System, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

11.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. In addition, DIRECTV will continue to have the right to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for all households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service currently being deployed immediately prior to this amendment, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. These deferred fees are classified on the Company’s unaudited condensed consolidated balance sheets under deferred revenue, current.

On April 7, 2006, the Company also entered into the First Amendment of the Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the terms of the current advertising arrangement between TiVo and DIRECTV, the Services Agreement until February 15, 2010, and additionally provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K, the sections entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this Report and our most recent annual report, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, and online scheduling. As of April 30, 2006, there were just over 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through agreements with leading television service providers such as currently DIRECTV and in the future, Comcast, through our website, as well as through the sale of TiVo enabled DVR’s through consumer electronics retailers. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research.

Executive Overview and Outlook of Financial Results

During the three months ended April 30, 2006, we experienced growth in our overall subscription base and service revenues through our continued investment in marketing and research and development. Additionally, we continued to invest in subscription acquisition activities to expand our subscription base and promote the TiVo brand for future partnerships. TiVo-Owned subscriptions gross additions in the first quarter of fiscal year 2007 were 91,000, which was down 13% from the quarter ended April 30, 2005. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to increase due at least in part to the new multi-tiered pricing structure and bundled sales program we have implemented which includes a TiVo DVR in exchange for customer commitment to either a one, two, or three year service plan. We expect to continue achieving growth in our TiVo-Owned subscription base in fiscal 2007; however, we expect this growth to be offset by losses in our DIRECTV subscription base as DIRECTV shifts the focus on new deployments to a competing DVR technology and our current DIRECTV with TiVo subscriptions continue to churn out over time.

The following table sets forth selected information as of the three months ended April 30, 2006 and 2005:

	Three Months Ended April 30,
	2006	2005
	(In thousands)
Service and technology revenues	$55,109	$40,020

Net revenues	$56,512	$46,908
Cost of revenues	(32,947)	(24,508)
Operating expenses	(35,309)	(23,872)

Loss from operations	$(11,744)	$(1,472)

Cash flows from operating activities	$(14,150)	$(170)

Service and Technology Revenues. Our service and technology revenues increased $15.1 million or 38% during the three months ended April 30, 2006 compared to the same prior-year period and up 17% sequentially compared to the quarter ended January 31, 2006. This increase was primarily due to the recognition of Comcast development revenue of $7.2 million and continued growth in our subscription base.

Net Revenues. In addition to service and technology revenues, our net revenues include our hardware revenues as well as any offsetting effects of contra-revenue such as rebates, revenue shares, and other payments to channel. Net revenues increased by $9.6 million or 20% during the three months ended April 30, 2006 compared to the same prior-year period. While service and technology revenues increased significantly, those benefits were partially offset by lower hardware revenues and increased rebate expense.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $8.4 million or 34% during the three months ended April 30, 2006. The cost of service and technology revenues for the three months ended April 30, 2006 increased by $8.9 million, or 101%, compared to the same prior-year period primarily as a result of the recognition of Comcast development cost of revenues of $7.2 million. The cost of hardware revenues for the three months ended April 30, 2006 decreased by $496,000, or 3%, compared to the same prior-year period, primarily because the prior year period included a $3.2 million write down of inventory and inventory we were committed to purchase at that time based upon our assessment of product demand requirements and marketing and pricing conditions.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $11.4 million or 48% during the three months ended April 30, 2006 compared to the same prior-year period. The largest contributor to the increase in operating expenses was the increase in legal expenses of $5.3 million due primarily to on-going litigation for the three months ended April 30, 2006, as compared to the same prior-year period. Additionally, stock-based compensation expense of $3.0 million was included in the three months ended April 30, 2006.

Cash Flows from Operating Activities. Our cash used in operating activities for the three months ended April 30, 2006 was $14.2 million, as compared to $170,000 used in operating activities for the same prior-year period. This increase in cash flows used in operating activities is largely due to the increase in operating expenses as compared to the same prior-year period.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate TiVo’s relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to consumers who have TiVo-enabled DVRs. The DIRECTV lines refer to subscriptions sold by DIRECTV to consumers who have integrated DIRECTV satellite receivers with TiVo service. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time upfront product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
TiVo-Owned Subscription Gross Additions:	91	221	92	77	104	276	119	78
Subscription Net Additions:
TiVo-Owned	51	183	55	40	72	251	103	63
DIRECTV	2	173	379	214	247	447	316	225

Total Subscription Net Additions	53	356	434	254	319	698	419	288
Cumulative Subscriptions:
TiVo-Owned	1,542	1,491	1,308	1,253	1,213	1,141	890	787
DIRECTV	2,875	2,873	2,700	2,321	2,107	1,860	1,413	1,097

Total Cumulative Subscriptions	4,417	4,364	4,008	3,574	3,320	3,001	2,303	1,884
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	52%	51%	51%	51%	51%	50%	46%	43%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We previously offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. During the quarter, we discontinued general sale of the product lifetime service option. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six-months are not counted in this total. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

We believe TiVo-Owned subscription net additions for the three months ended April 30, 2006 decreased by 21,000 compared to the same prior-year period because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s TiVo and non-TiVo products. The percent of cumulative TiVo-Owned subscriptions paying recurring fees remained relatively flat at 52% during the three months ended April 30, 2006, as compared to the same prior-year period, due to the fact that 70% of TiVo-Owned subscription gross additions chose a recurring fee option. DIRECTV subscription net additions decreased by 245,000 for three months ended April 30, 2006 as compared to the same prior-year period, due to DIRECTV’s introduction of a competing DVR service from NDS.

As of April 30, 2006, approximately 122,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. This represents approximately 13% of our cumulative lifetime subscriptions as compared to 10% for the three months ended April 30, 2005. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
Average TiVo-Owned subscriptions	1,518	1,388	1,275	1,233	1,180	995	835	755
Tivo-Owned subscription cancellations	(40)	(38)	(37)	(37)	(32)	(25)	(16)	(15)

Tivo-Owned Churn Rate per month	-0.9%	-0.9%	-1.0%	-1.0%	-0.9%	-0.8%	-0.6%	-0.7%

The TiVo-Owned Churn Rate per month was 0.9% for the three months ended April 30, 2006, compared to 0.9% for the three months ended April 30, 2005. The TiVo-Owned Churn rate per month of 0.9% for the three months ended April 30, 2006, is primarily comprised of cancellation of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace and increased churn from these product lifetime subscriptions.

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

	Three Months Ended
As Adjusted	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$7,389	$10,637	$10,006	$7,574	$6,830	$11,529	$14,212	$6,026
Rebates, revenue share, and other payments to channel	8,050	19,167	18,234	5,988	3,638	25,188	17,944	6,576
Hardware revenues	(9,453)	(32,266)	(24,652)	(4,649)	(10,526)	(50,452)	(27,894)	(18,592)
Cost of hardware revenues	15,146	38,811	24,667	7,697	15,642	52,267	28,486	22,720

Total Acquisition Costs	21,132	36,349	28,255	16,610	15,584	38,532	32,748	16,730

TiVo-Owned Subscription Gross Additions	91	221	92	77	104	276	119	78
Subscription Acquisition Costs (SAC)	$232	$164	$307	$216	$150	$140	$275	$214

	Twelve Months Ended
As Adjusted	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$35,606	$35,047	$35,939	$40,145	$38,597	$37,367	$30,580	$22,072
Rebates, revenue share, and other payments to channel	51,439	47,027	53,048	52,758	53,346	54,696	33,622	19,575
Hardware revenues	(71,020)	(72,093)	(90,279)	(93,521)	(107,464)	(111,275)	(86,360)	(82,945)
Cost of hardware revenues	86,321	86,817	100,273	104,092	119,115	120,323	94,743	91,670

Total Acquisition Costs	102,346	96,798	98,981	103,474	103,594	101,111	72,585	50,372

TiVo-Owned Subscription Gross Additions	481	494	549	576	576	555	416	362
Subscription Acquisition Costs (SAC)	$213	$196	$180	$180	$180	$182	$174	$139

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing expense during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter. As such, we have also provided SAC on a rolling twelve month presentation as well.

During the three months ended April 30, 2006, our total acquisition costs were $21.1 million, and SAC was $232. Comparatively, total acquisition costs for the three months ended April 30, 2005 was $15.6 million and SAC was $150. SAC increased by $82 or 55% for the three months ended April 30, 2006 compared to the prior-year period primarily due to a one time benefit due to a reversal of consumer rebate expense accrual during the quarter ended April 30, 2005. During the twelve months ended April 30, 2006, our total acquisition costs decreased by $1.3 million from the prior twelve months ended April 30, 2005, and SAC increased by $33 from $180 to $213 for the twelve months ended April 30, 2005 and 2006, respectively, primarily due to relatively flat spending in total acquisition costs with lower subscription gross additions for the quarter ended April 30, 2006, as compared to the same prior year period. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to continue to increase due at least in part to our new multi-tiered pricing structure and bundled sales program that we have implemented in March 2006 which includes a TiVo DVR in exchange for customer commitment to either a one, two, or three year service plan. We have reflected the impact of our accounting policy change (see Part 1, Item 1, Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements) in our three and twelve-month Subscription Acquisition Cost tables.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues. Additionally, under the accounting policy for our bundled sales program, revenues associated with these bundled sales transactions, which were previously recognized as hardware revenues, are now being recognized in service revenues, which we believe will over time increase our ARPU as currently presented. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Three Months Ended
	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
	(In thousands, except ARPU)
TiVo-Owned Average Revenue per Subscription
Service and Technology revenues	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165	$28,377	$27,760
Less: Technology revenues	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)	(699)	(3,427)

Total Service revenues	46,951	46,305	42,296	40,249	38,344	32,996	27,678	24,333
Less: DIRECTV-related service revenues	(8,009)	(9,602)	(8,637)	(7,485)	(7,099)	(6,762)	(5,782)	(4,739)

TiVo-Owned-related service revenues	38,942	36,703	33,659	32,764	31,245	26,234	21,896	19,594
Average TiVo-Owned revenues per month	12,981	12,234	11,220	10,921	10,415	8,745	7,299	6,531
Average TiVo-Owned per month subscriptions	1,520	1,388	1,275	1,233	1,180	995	835	755

TiVo-Owned ARPU per month	$8.54	$8.82	$8.80	$8.86	$8.83	$8.79	$8.74	$8.66

TiVo-Owned ARPU per month for the three months ended April 30, 2006 decreased from the three months ended April 30, 2005 to $8.54 from $8.83, respectively. While, monthly subscription revenues for TiVo-Owned related service revenues increased by $6.0 million due to an increased number of TiVo-Owned subscriptions, this increase in revenues was partially offset by two factors: (1) an increase in the number of TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue and (2) the impact of our multi-subscription discount, under which some of our recurring revenue subscriptions pay only $6.95 per month. These two offsetting factors, which offer reduced or no revenues, and the increased number of Average TiVo-Owned per month subscriptions caused TiVo-Owned ARPU per month to decrease this period as compared to the same period last year.

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

	Three Months Ended
	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
	(In thousands, except ARPU)
DIRECTV Average Revenue per Subscription
Service and Technology revenues	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165	$28,377	$27,760
Less: Technology revenues	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)	(699)	(3,427)

Total Service revenues	46,951	46,305	42,296	40,249	38,344	32,996	27,678	24,333
Less: TiVo-Owned-related service revenues	(38,942)	(36,703)	(33,659)	(32,764)	(31,245)	(26,234)	(21,896)	(19,594)

DIRECTV-related service revenues	8,009	9,602	8,637	7,485	7,099	6,762	5,782	4,739
Average DIRECTV revenues per month	2,670	3,201	2,879	2,495	2,366	2,254	1,927	1,580
Average DIRECTV per month subscriptions	2,881	2,818	2,505	2,200	1,994	1,622	1,238	988

DIRECTV ARPU per month	$0.93	$1.14	$1.15	$1.13	$1.19	$1.39	$1.56	$1.60

For fiscal 2007, pursuant to the recently amended DIRECTV agreement, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Otherwise the recurring subscriptions fees in this agreement are similar to the fees for the DIRECTV receivers with TiVo service activated since 2002. ARPU per month for DIRECTV subscriptions for the three months ended April 30, 2006 decreased from the same-year prior period to $.93 from $1.19, respectively, as a result of lower DIRECTV revenues recognized in fiscal year 2007, as explained above.

Critical Accounting Estimates

Critical accounting estimates are those that reflect significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We base our discussion and analysis on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles as described in Part 1, Item 1, Note 1. “Nature of Operations” in the notes to our condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The results of this analysis form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting estimates, see Part 1, Item 1, Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Recognition Period for Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, upfront payment. During the quarter, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of April 30, 2006, 122,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 13% of our cumulative lifetime subscriptions as compared to 10% for the three months ended April 30, 2005. If we determine at a later date that the useful life of a TiVo-enabled DVR is shorter or longer than four-years, we would recognize revenues from this source over a shorter or longer period. As we gather more user information, we may revise this estimated life.

Engineering Services Project Cost Estimates. For engineering services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs, principally labor, incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo.

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 rebate program is 65% based on historical redemptions for previous $150 rebate programs. During the three months ended April 30, 2006, we recorded a charge of $4.6 million related to current $150 rebate programs announced in September 2005, of which $5.3 million remains accrued as of April 30, 2006. A one-percentage point deviation in our redemption rebate estimate for the quarter would have resulted in an increase or decrease in expense of approximately $71,000. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our condensed consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories on changes in selling price of a completed unit. Estimates are based upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. As of April 30, 2006, we have $491,000 in inventory reserves. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Valuation of Stock-Based Compensation. On February 1, 2006, we adopted the provisions of SFAS 123R, Shared-Based Payment, requiring us to recognize expense related to the fair value of our stock-based compensation awards. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value based method. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life. The interest rate for periods within the contractual life of the award is based on the average of U.S. Treasury yield curve during the three months ended April 30, 2006.

In addition, SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can affect our gross margin, research and development expenses, sales and marketing expenses, and general and administrative expenses. The expense we recognize in future periods could also differ from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

Net Revenues. Our net revenues for the three months ended April 30, 2006 and 2005 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2006		2005
	(In thousands, except percentages)
Service revenues	$46,951	83%	$38,344	82%
Technology revenues	8,158	14%	1,676	4%
Hardware revenues	9,453	17%	10,526	22%
Rebates, revenue share, and other payments to channel	(8,050)	-14%	(3,638)	-8%

Net revenues	$56,512		$46,908

Change from same prior-year period	20%		36%

Service Revenues. Service revenues for the three months ended April 30, 2006 increased 22% or $8.6 million over the service revenues for the three months ended April 30, 2005. This increase was primarily due to the growth in our subscription base. During the three months ended April 30, 2006, we activated 53,000 new subscriptions to the TiVo service bringing the total cumulative subscriptions to just over 4.4 million as of April 30, 2006, a 33% increase over the installed base as of April 30, 2005. We intend to generate continued TiVo-Owned subscription growth through our direct sales channel on our website and by managing our relationships with leading retailers like Best Buy, Circuit City, Target, Radio Shack, and others. Further on March 15, 2006, we began a new multi-tiered pricing and bundled sales model for direct sales through our website that allows customers to receive a TiVo DVR, in exchange for the customer’s commitment to either a one, two, or three year service plan. Under these pricing plans we do not record any of these revenues as hardware revenue, but instead the entire arrangement fee is recognized ratably over the subscription period and is classified as service and technology revenues in the unaudited condensed consolidated statements of operations. We anticipate fiscal year 2007 will have continued service revenue growth as our TiVo-Owned subscription base grows; however, we expect this to be partially offset by revenue losses from our decreasing number DIRECTV with TiVo subscriptions. Revenues from advertising and research, which are included in our service revenues, while not material in this period, have increased this period as compared to the three months ended April 30, 2005.

Technology Revenues. During the three months ended April 30, 2006, we derived 14% of our net revenues, or $8.2 million, from licensing and engineering services compared to 4% or $1.7 million in the same prior-year period. This increase was primarily due to the recognition of Comcast development revenue of $7.2 million, of which $2.6 million was related to the work performed in the quarter ended April 30, 2006 and $4.6 million was related to work performed in fiscal year ended January 31, 2006. The Comcast development revenue of $7.2 million was offset by an equal amount of development cost recognized as cost of technology revenues. Technology revenues for the three months ended April 30, 2005 were largely a result of amortization of deferred revenue on existing contracts, where development services have been substantially completed.

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three months ended April 30, 2006 was 17% of our net revenues compared to 22% for the same prior-year period. For the three months ended April 30, 2006 and 2005, one retail customer generated $2.4 million and $3.7 million of hardware revenues or 4% and 8% of net revenues, respectively. For the three months ended April 30, 2006, the decrease in hardware revenues is largely the result of direct hardware sales decreasing both in volume and average selling price. We believe hardware unit sales in our direct channel decreased from the same prior year period primarily due to increased competition from both cable and satellite service providers, including DIRECTV, which distribute competing DVRs. Additionally, the average selling price declined quarter-over-quarter due to consumer incentive programs, including programs which offer a free DVR bundled with the purchase of a service subscription. Although volume of units sold from all channels increased by 18% for the three months ended April 30, 2006 compared to the same prior-year period, the hardware revenues decreased by 10% primarily as a result of our new multi-tiered pricing and bundled sales model that allows customers to receive a TiVo DVR in exchange for the customer’s commitment to either a one, two, or three year service plan. Under these pricing plans we do not record any of these revenues as hardware revenue, but instead the entire arrangement fee is recognized ratably over the subscription period and is classified as service and technology revenues in the unaudited condensed consolidated statements of operations.

Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our condensed consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for the rebate for similar past programs and then we adjust estimates to consider actual redemptions. Rebates, revenue share, and other payments to channel increased by $4.4 million for the three months ended April 30, 2006 as compared to the same prior-year period. The primary contributor to the increase in rebates, revenue share, and other payments to channel was lower than expected rebate expenses in the three months ended April 30, 2005 due to a reversal of rebate expense, slightly offset by higher expenses in marketing development fund and rewards expenses during the same period. The consumer rebate reversal during the three months ended April 30, 2005 was primarily due to a reduction of the rebate accrual established in fiscal year 2005 for certain rebate programs that ended during the three months ended April 30, 2005. Consumer rebate expense was $4.6 million for the three months ended April 30, 2006, as compared to a benefit of $1.0 million for the three months ended April 30, 2005.

Cost of service and technology revenues.

	Three Months Ended April 30,
	2006	2005
	(In thousands, except percentages)
Cost of service revenues	$10,435	$8,639
Cost of technology revenues	7,366	227

Cost of service and technology revenues	$17,801	$8,866

Change from same prior-year period	101%	17%
Percentage of service and technology revenues	32%	22%
Service gross margin	$36,516	$29,705
Technology gross margin	$792	$1,449
Service gross margin as a percentage of service revenue	78%	77%
Technology gross margin as a percentage of technology revenue	10%	86%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the three months ended April 30, 2006 increased by $8.9 million or 101% compared to the same prior-year period primarily as a result of the recognition of Comcast development cost of revenues of $7.2 million.

Cost of service revenues for the three months April 30, 2006 increased by 21% or $1.8 million as compared to the same prior-year period. The primary driver of the year over year increase was technology license fees related to the provision of the TiVo service which increased 150% or $774,000 compared to the same prior-year period. Additional contributors to the increase were direct marketing expenses which doubled to $522,000 resulting in an increase of $288,000 from the same prior-year period, a doubling in programming production video expenses from the same prior-year period to $235,000, and a 13% or $124,000 increase in salaries and benefits expenses, as compared to the same prior-year period. These increases are due to an increased level of staffing as a result of TiVo’s increased focus on issues of customer care and retention.

Cost of technology revenues increased by $7.1 million for the three months ended April 30, 2006, as compared to the same prior-year period. This increase was a result of the recognition of $7.2 million for Comcast development costs, of which $4.6 million of incurred costs was previously deferred as of January 31, 2006. The $7.2 million in cost of technology revenues related to the Comcast development agreement was offset by an equal amount of development revenue recognized as technology revenues.

Cost of hardware revenues.

	Three Months Ended April 30,
	2006	2005
	(In thousands, except percentages)
Cost of hardware revenues	$15,146	$15,642
Change from same prior-year period	-3%	-7%
Percentage of hardware revenues	160%	149%
Hardware gross margin	$(5,693)	$(5,116)
Hardware gross margin as a percentage of hardware revenue	-60%	-49%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The net number of DVRs sold to our retailers and through our direct channel increased by approximately 18% compared to the same period of the prior year. Additionally, the adoption of our recently announced multi-tiered pricing and bundled sales model in our direct sales channel resulted in an increased gross margin loss, both in terms of absolute dollars and as a percentage of hardware revenue, for the three months ended April 30, 2006 as compared to the same prior-year period. This increase is a result of our full recognition of hardware costs associated with these bundled sales, while all revenues received from these bundled sales are allocated over the life of the subscription to service revenues. Even though the net number of DVRs sold by us increased this period compared to the same period last year, our cost of hardware revenues for the three months ended April 30, 2006 decreased 3% compared to the three months ended April 30, 2005 primarily because the prior year period included a $3.2 million write-down of inventory, and inventory we were committed to purchase at that time, based upon our assessment of product demand requirements and market and pricing conditions.

Research and development expenses.

	Three Months Ended April 30,
	2006	2005
	(In thousands, except percentages)
Research and development expenses	$12,861	$10,904
Change from same prior-year period	18%	21%
Percentage of net revenues	23%	23%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue remained flat for the three months ended April 30, 2006 as compared to the same prior-year period. However, in terms of absolute dollars, research and development increased 18% for the three months ended April 30, 2006, as compared to the same prior-year period. The absolute dollar increase in expenses for three months ended April 30, 2006 was due largely to a $1.3 million increase in stock-based compensation expense.

Sales and marketing expenses.

	Three Months Ended April 30,
	2006	2005
	(In thousands, except percentages)
Sales and marketing expenses	$7,389	$6,830
Change from same prior-year period	8%	22%
Percentage of net revenues	13%	15%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising (including print, online, radio, and television), public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 2% for the three months ended April 30, 2006, as compared to the same prior-year period. However, in terms of absolute dollars sales and marketing expenses increased by 8% for the three months ended April 30, 2006, as compared to the same prior-year period. The largest contributors to the increase in sales and marketing expenses for the three months ended April 30, 2006, in terms of absolute dollars, were media advertising expenses that doubled to $2.0 million and stock-based compensation expense that increased by $234,000, as compared to the same prior-year period. The increase was offset by decreased spending of $494,000 for public relations and events and $274,000 for web and online marketing expenses.

General and administrative expenses.

	Three Months Ended April 30,
	2006	2005
	(In thousands, except percentages)
General and administrative	$15,059	$6,138
Change from same prior-year period	145%	45%
Percentage of net revenues	27%	13%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, legal, accounting, information technology systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses, as a percentage of net revenues increased 14% for the three months ended April 30, 2006 as compared to the same prior-year period, and in terms of absolute dollars increased 145%, compared to the same prior-year period. For the three months ended April 30, 2006, legal and consulting expenses related to ongoing litigation increased $5.3 million. Additionally, stock-based compensation increased $1.3 million for the three months ended April 30, 2006. Consulting and temporary expenses increased by $875,000 and salaries and wages expense increased by $823,000 for the three months ended April 30, 2006 due to an increase in temporary and regular headcount of 16 and 14 personnel, respectively. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the EchoStar Communications patent infringement cases in the future.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three months ended April 30, 2006 was $1.1 million, a 70% increase from the same prior-year period. The increase was a result of an increase to 4.4% in the average interest rate earned in the three months ended April 30, 2006 from 2.6% in the same prior-year period.

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended April 30, 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in our 2006 Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation in accordance with the Change in Accounting Policy set forth under the Part 1, Item 1, Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

	Three Months Ended
	As Adjusted
	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004	Jul 31, 2004
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$46,951	$46,305	$42,296	$40,249	$38,344	$32,996	$27,678	$24,333
Technology revenues	8,158	663	901	425	1,676	1,169	699	3,427
Hardware revenues	9,453	32,266	24,652	4,649	10,526	50,452	27,894	18,592
Rebates, revenue share, and other payments to channel	(8,050)	(19,167)	(18,234)	(5,988)	(3,638)	(25,188)	(17,944)	(6,576)

Net revenues	56,512	60,067	49,615	39,335	46,908	59,429	38,327	39,776
Cost of revenues
Cost of service revenues	10,435	10,250	8,431	6,859	8,639	10,426	6,505	6,836
Cost of technology revenues	7,366	(121)	77	599	227	440	1,465	2,708
Cost of hardware revenues	15,146	38,811	24,667	7,697	15,642	52,267	28,486	22,720

Total cost of revenues	32,947	48,940	33,175	15,155	24,508	63,133	36,456	32,264

Gross margin	23,565	11,127	16,440	24,180	22,400	(3,704)	1,871	7,512
Operating Expenses
Research and development	12,861	10,693	9,712	9,778	10,904	11,206	9,291	8,138
Sales and marketing	7,389	10,637	10,006	7,574	6,830	11,529	14,212	6,026
General and administrative	15,059	11,769	11,702	8,409	6,138	4,194	4,366	3,794

Loss from operations	(11,744)	(21,972)	(14,980)	(1,581)	(1,472)	(30,633)	(25,998)	(10,446)
Interest income	1,062	900	826	734	624	458	397	366
Interest expense and other	(3)	(1)	(10)	(2)	(1)	(3,464)	(671)	(668)

Loss before income taxes	(10,685)	(21,073)	(14,164)	(849)	(849)	(33,639)	(26,272)	(10,748)
Provision for income taxes	(19)	(13)	—	(43)	(8)	(26)	(78)	(12)

Net Loss	$(10,704)	$(21,086)	$(14,164)	$(892)	$(857)	$(33,665)	$(26,350)	$(10,760)

Net Loss per common share basic and diluted	$(0.13)	$(0.25)	$(0.17)	$(0.01)	$(0.01)	$(0.42)	$(0.33)	$(0.13)

Weighted average common shares used to calculate basic net loss per share	85,134	84,643	84,201	83,506	82,381	80,793	80,267	80,197

Weighted average common shares used to calculate diluted net loss per share	85,134	84,643	84,201	86,479	82,381	80,793	80,267	80,197

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements from the proceeds of the sale of equity and debt securities, as well as revenues generated from our operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At April 30, 2006, we had $92.4 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments, and funds generated from operations represent sufficient resources of liquidity to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations and by financing activities. Although we currently anticipate our current resources of liquidity, identified above, will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2006	2005
Net cash used in operating activities	$(14,150)	$(170)
Net cash used in investing activities	(1,464)	(278)
Net cash provided by financing activities	3,724	3,994

Net Cash Used in Operating Activities

The increase in net cash used in operating activities was approximately $14.2 million during the three months ended April 30, 2006, an increase of approximately $14.0 million from a use of $170,000 in the same prior-year period. The increase in net cash used in operating activities in the three months ended April 30, 2006 was largely attributable to an increase in net loss of approximately $9.8 million during three months ended April 30, 2006 due to increased operating expenses. Additionally, we had a reduction in working capital of approximately $5.9 million during the three months ended April 30, 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended April 30, 2006 was largely due to the purchases of property and equipment for $1.4 million to support our business.

Net Cash Provided by Financing Activities

For the three months ended April 30, 2006, the principal source of cash generated from financing activities related to the issuance of common stock for stock options exercised. For the three months ended April 30, 2005, cash generated from financing activities was $1.3 million and $1.2 million from issuance of common stock for stock options exercised and our employee stock purchase plan, respectively.

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

Revolving Line of Credit Facility with Silicon Valley Bank. On June 29, 2004, we renewed our loan and security agreement with Silicon Valley Bank for an additional two years, whereby Silicon Valley Bank agreed to increase the amount of the revolving line of credit it extends to us from a maximum of $6 million to $15 million. The line of credit now bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At April 30, 2006, we were in compliance with the covenants and had no amount outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on June 29, 2006. However, we have the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years
	(In thousands)
Operating leases	$7,957	$2,152	$5,805
Purchase obligations	24,629	24,629	—

Total contractual cash obligations	$32,586	$26,781	$5,805

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. The purchase commitments of $24.6 million for the quarter ended April 30, 2006 was significantly higher than the same prior year period primarily related to the building of new DVR models. The purchase commitments of $5.3 million for the quarter ended April 30, 2005 were much lower than the same period this year as a result of a larger than expected amount of inventory in the channel and on-hand after last year’s holiday season.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at April 30, 2006.

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

The table below presents principal amounts and related weighted average interest rates as of April 30, 2006 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$92,351
Average interest rate		4.44%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rule13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information under the heading “Legal Matters” set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended January 31, 2006 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2006 and subsequent reports on Forms 10-Q and 8-K.

The risks and uncertainties described below and elsewhere in this Report and in the reports mentioned above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on TiVo, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

The following risks and uncertainties described below have been selectively updated based on events occurring during the quarter ended April 30, 2006 and should only be read in conjunction with those other risks and uncertainties mentioned above.

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. The jury ruled that our patent is valid and that all nine of the asserted claims in our patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. The Company is seeking an enhancement of damages for willfulness, prejudgment interest, attorney’s fees and costs, and an injunction against the defendants’ further infringement of the patent. The Court has scheduled June 26-28, 2006 for a bench trial on the defendants’ remaining defenses, including a claim of inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. The Company is incurring material expenses in this litigation.

Bundled pricing with varying commitment terms for the TiVo service may involve increased acquisition costs and subject TiVo to increased customer credit risk.

We have elected to offer the TiVo service at various price points bundled with a TiVo-enabled DVR as part of the subscription fee. The bundled TiVo service and DVR offerings may involve higher acquisition costs including, for example, the offering of a no cost DVR in exchange for a commitment to pay a specified subscription price for a minimum period of time from one to three years. As a result of these bundled offers, TiVo may be subject to increased amounts of customer credit risk in the future. If we incur these increased subscription acquisition costs without a corresponding return in expected future revenues, our business could be harmed.

Legislation, laws or regulations that govern the consumer electronics and television industry, the delivery of programming, access to television signals, and the collection of viewing information from subscriptions could expose us to legal action if we fail to comply and could adversely impact and/or could require us to change our business.

The delivery of television programming, access to television signals by consumer electronics devices, and the collection of viewing information from subscriptions via the TiVo service and a DVR represent a relatively new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, contraction, enforcement or interpretation of existing laws or regulations could expose us to additional costs and expenses and could adversely impact or require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded to apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain consumer electronics devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of local, state, federal, and international legislation and regulation of our business and in presenting TiVo’s positions on proposed laws and regulations.

The Federal Communications Commission, or FCC, has broad jurisdiction over the telecommunications and cable industries. The FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of the TiVo service which may adversely affect our business. For example, FCC regulation could impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.0+	Seventh Amendment to the Development Agreement, between TiVo Inc. and DIRECTV Inc., dated as of April 7, 2006 (filed herewith).

10.1+	First Amendment to the Amended and Restated Services Agreement, between TiVo Inc. and DIRECTV Inc., dated as of April 7, 2006 (filed herewith)

10.2	First Amendment to Lease Agreement, between TiVo Inc. and WIX/NSJ Real Estate Limited Partnership, dated as of February 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2006).

EXHIBIT NUMBER	DESCRIPTION
18	Letter from KPMG LLP regarding change in accounting principle (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stuart West, Vice President of Finance and Acting Chief Financial Officer of TiVo Inc. dated June 9, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stuart West, Vice President of Finance and Acting Chief Financial Officer of TiVo Inc. dated June 9, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” the Jump Logo, “Personal Video Recorder,” “See it, want it, get it,” “TiVoMatic,” “TiVo, TV Your Way,” “TiVolution,” the Thumbs Up Logo, the Thumbs Down Logo, “What you want, when you want it,” and WishList are registered trademarks of TiVo Inc.

“Guru Guide,” “Active Preview,” “Home Media Option”, “Overtime Scheduler,” “Primetime Anytime,” “Season Pass”, “TiVoToGo”, “and TiVo Series2 (logo and text) are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2006	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers President and Chief Executive (Principal Executive Officer)

Date: June 9, 2006	By:	/s/ Stuart West
Stuart West Vice President of Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)