Form 10-Q
period 2006-07-31
TIVO INC
filed 2006-09-11
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 87,289,901 as of August 30, 2006.

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

•	our future investments in subscription acquisition activities, including rebate offers to consumers, offers of bundled hardware and service subscriptions, advertising expenditures, and other marketing activities;

•	our future earnings including expected future service, technology, and hardware revenues;

•	possible future impact of our change in accounting policy regarding our bundled sales program;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us such as the EchoStar patent infringement cases;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth of both TiVo-Owned and third party service provider subscriptions (such as DIRECTV, Comcast, and Cox);

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and sales incentive programs;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience measurement research revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A, “Risk Factors” in this quarterly report and contained under the caption Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 1A “Risk Factors” in this quarterly report and our quarterly report for the quarter ended April 30, 2006 and in Part I, Item 1A “Risk Factors” in our most recent annual report for a more detailed description of these significant risks and uncertainties.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2006	January 31, 2006
		Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,518	$85,298
Short-term investments	14,600	18,915
Accounts receivable, net of allowance for doubtful accounts of $48 and $56	18,288	20,111
Finished goods inventories	18,457	10,939
Prepaid expenses and other, current	3,683	8,744

Total current assets	115,546	144,007
LONG-TERM ASSETS
Property and equipment, net	9,911	9,448
Purchased technology, capitalized software, and intangible assets, net	6,107	5,206
Prepaid expenses and other, long-term	243	347

Total long-term assets	16,261	15,001

Total assets	$131,807	$159,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$25,303	$24,050
Accrued liabilities	23,846	37,449
Deferred revenue, current	56,063	57,902

Total current liabilities	105,212	119,401
LONG-TERM LIABILITIES
Deferred revenue, long-term	56,768	67,575
Deferred rent and other	1,931	1,404

Total long-term liabilities	58,699	68,979

Total liabilities	163,911	188,380
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued and outstanding shares are 87,040,041 and 85,376,191, respectively	87	85
Additional paid-in capital	679,052	667,055
Deferred compensation	—	(2,421)
Accumulated deficit	(711,243)	(694,091)

Total stockholders’ deficit	(32,104)	(29,372)

Total liabilities and stockholders’ deficit	$131,807	$159,008

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		Adjusted		Adjusted
Revenues
Service and technology revenues	$52,880	$40,674	$107,989	$80,694
Hardware revenues	16,235	4,649	25,688	15,175
Rebates, revenue share, and other payments to channel	(9,948)	(5,988)	(17,998)	(9,626)

Net revenues	59,167	39,335	115,679	86,243
Cost of revenues
Cost of service and technology revenues (1)	12,629	7,458	30,430	16,324
Cost of hardware revenues	21,607	7,697	36,753	23,339

Total cost of revenues	34,236	15,155	67,183	39,663

Gross margin	24,931	24,180	48,496	46,580

Research and development (1)	12,891	9,778	25,752	20,682
Sales and marketing (1)	8,344	7,574	15,733	14,404
General and administrative (1)	11,091	8,409	26,150	14,547

Total operating expenses	32,326	25,761	67,635	49,633

Loss from operations	(7,395)	(1,581)	(19,139)	(3,053)
Interest income	988	734	2,050	1,358
Interest expense and other	(29)	(2)	(32)	(3)

Loss before income taxes	(6,436)	(849)	(17,121)	(1,698)
Provision for income taxes	(12)	(43)	(31)	(51)

Net loss	$(6,448)	$(892)	$(17,152)	$(1,749)

Net loss per common share - basic and diluted	$(0.07)	$(0.01)	$(0.20)	$(0.02)

Weighted average common shares used to calculate basic and diluted net loss per share	85,978,022	83,505,681	85,555,826	82,943,276

_________
(1) Includes stock-based compensation expense (benefit) as follows :
Cost of service and technology revenues	$373	$—	$670	$—
Research and development	1,451	39	2,569	(125)
Sales and marketing	450	(146)	790	(40)
General and administrative	1,289	48	2,621	48

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
					Adjusted	Adjusted
BALANCE JANUARY 31, 2006	85,376,191	$85	$667,055	$(2,421)	$(694,091)	$(29,372)
Issuance of common stock upon exercise of common stock options	737,222	1	3,723	—	—	3,724
Issuance of restricted shares of common stock	69,040	—	259	—	—	259
Deferred compensation - reversal due to FAS 123R	—	—	(2,421)	2,421	—	—
Recognition of stock based compensation expense, net	—	—	3,087	—	—	3,087
Net loss	—	—	—	—	(10,704)	(10,704)

BALANCE APRIL 30, 2006	86,182,453	$86	$671,703	$—	$(704,795)	$(33,006)
Issuance of common stock upon exercise of common stock options	562,506	1	2,523	—	—	2,524
Issuance of common stock related to Employee Stock Purchase Plan	279,473	—	1,290	—	—	1,290
Issuance of restricted shares of common stock	20,000	—	—	—	—	—
Cancellation of restricted shares of common stock	(4,391)	—	(27)	—	—	(27)
Recognition of stock based compensation expense, net	—	—	3,563	—	—	3,563
Net loss	—	—	—	—	(6,448)	(6,448)

BALANCE JULY 31, 2006	87,040,041	$87	$679,052	$—	$(711,243)	$(32,104)

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2006	2005
		Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,152)	$(1,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	3,598	2,982
Recognition of stock-based compensation expense (benefit)	6,650	(117)
Changes in assets and liabilities:
Accounts receivable, net	1,823	17,195
Finished goods inventories	(7,518)	(8,373)
Prepaid expenses and other	5,165	977
Accounts payable	878	(7,626)
Accrued liabilities	(14,121)	(12,975)
Deferred revenue	(12,646)	3,323
Deferred rent and other long-term liabilities	527	(214)

Net cash used in operating activities	$(32,796)	$(6,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(35)	(5,375)
Sales of short-term investments	4,350	9,825
Acquisition of property and equipment	(3,462)	(2,568)
Acquisition of capitalized software and intangibles	(375)	(3,915)

Net cash used in investing activities	$478	$(2,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	—	8,000
Payments to bank line of credit	—	(4,500)
Proceeds from issuance of common stock related to exercise of common stock options	6,248	5,863
Proceeds from issuance of common stock related to employee stock purchase plan	1,290	1,175

Net cash provided by financing activities	$7,538	$10,538

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(24,780)	$1,928

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2006	2005
		Adjusted
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	85,298	87,245

Balance at end of period	$60,518	$89,173

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$3	$3
Cash paid for income taxes	31	13
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	—	560
Issuance of restricted common stock	232	2,282

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

TiVo Inc. (the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. The Company conducts its operations through one reportable segment. TiVo is a provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique platform for the television industry, including for advertisers and audience research.

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with DIRECTV, Comcast, and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2006 and January 31, 2006 and the results of operations for the three and six-month periods ended July 31, 2006 and 2005 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2006 and 2005. Additionally, included is the unaudited statement of stockholders’ deficit for the three month periods ended April 30, 2006 and July 31, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2006 and 2005, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K as updated by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006. Operating results for the three and six-month periods ended July 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2007.

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

In arrangements which include engineering services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project, an input method. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company accepted engineering services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for all losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. In these situations, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period of the maintenance and support or other services that are provided.

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

Bundled Sales Programs. Prior to March 15, 2006, the Company sold DVRs directly to end-users for no cost or at a substantial discount when bundled with a prepaid subscription contract under certain marketing or promotion programs. These were considered multiple element arrangements, which met the requirements for separation under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The prepaid fee was allocated to the hardware and service based on their relative fair values and recognized in accordance with the respective accounting policies stated above.

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users solely through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription of one to three years. Unlike the bundled sales programs offered prior to March 15, 2006, the customer receives the DVR with no upfront payment and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customer has various pricing options at which they can renew the subscription. During the quarter ended April 30, 2006, these bundled sale programs did not meet the requirements for separation under EITF 00-21. As a result, for both the monthly and prepaid programs, the entire arrangement fee was recognized ratably over the subscription period and was classified as Service Revenue in the condensed consolidated statements of operations. However, during the second quarter ended July 31, 2006, certain bundled sales programs have met the requirements for separation under EITF 00-21 since TiVo now has sufficient data to support fair value for the subscription element in the arrangement. As a result, for these certain prepaid programs, revenue is now allocated to the DVR and subscription based on the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being recognized over the term of the service commitment.

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

Rebates, Revenue Share, and Other Payments to Channel. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction to revenue rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction to revenue. The Company records a liability for estimated future rebate redemption at the later of the delivery of the hardware or announcement of the rebate program.

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

The Company determined that the direct expense method was preferable to the prior accounting method because the Company believes: it is consistent with the accounting practices of competitors and companies within similar industries; it adds to the clarity and ease of understanding of the Company’s reported results to investors; and it is consistent with the recognition of hardware costs for bundled monthly sales programs. The Company recorded the change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS 154 requires that all elective accounting changes be made on a retrospective basis. On July 21, 2006, the Company filed a current report on Form 8-K to set forth audited consolidated financial statements for the year ended January 31, 2006, which reflects the Company’s change in accounting policy with respect to its recognition of hardware costs in its bundled sales programs as previously disclosed in TiVo’s quarterly report on Form 10-Q for the quarter ended April 30, 2006, as filed with the SEC on June 9, 2006.

Stock-Based Compensation

The Company has stock option plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock and other stock awards. Currently, the Company grants options from the 1) 1999 Equity Incentive Plan, under which options can be granted to all employees, including executive officers and 2) the 1999 Non-Employee Directors’ Stock Option Plan, under which options are granted automatically to non-employee directors. In addition, TiVo’s stock option program includes the 1997 Equity Incentive Plan, from which the Company currently does not grant options, but may do so. Upon the exercise of options, the Company issues new common stock from its authorized shares.

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

TiVo has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended July 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates.

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

Advertising Costs

The Company expenses advertising costs as the services are provided. Advertising expenses were $1.7 million and $3.7 million for the three and six months ended July 31, 2006, respectively and $1.8 million and $2.8 million for the three and six months ended July 31, 2005, respectively.

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

The majority of the Company’s customers for service revenues are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 12% and 15% of net revenues and 26% and 46% of net accounts receivable for the six months ended July 31, 2006 and 2005, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms. One retailer generated 6% and 5% of the Company’s net revenues and 18% and 5% of the net accounts receivable for the six months ended July 31, 2006 and 2005, respectively. Comcast represented approximately 9% of net revenues for the six months ended July 31, 2006.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. At this time, the Company believes there will be no impact on its consolidated financial statements.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes and the Company currently has no plan to change its method of revenue reporting.

3. EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise options prior to full vesting. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of July 31, 2006, 475,430 shares of the total authorized remain available for future grants.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of July 31, 2006, the number of shares authorized for option grants under the 1999 Plan is 38,363,130. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of July 31, 2006, 14,445,546 shares of the total authorized remain available for future stock option grants.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,200,000, subject to an annual increase of 100,000 shares. As of July 31, 2006, 618,333 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. This plan has also incorporated a one-year look back feature in its provisions except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods previously began on May 1 and on November 1 of each year, and now begin on January 1 and on July 1 of each year, and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of July 31, 2006, the total number of shares reserved for issuance under this plan is 3,000,000. The number of shares available for stock issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. As of July 31, 2006, of the total 3,000,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 328,118 shares available for future purchases.

Stock Award Activity

A summary of the stock options activity and related information for the six months ended July 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2006	16,791	$7.16
Grants	4,006	6.79
Exercises	(1,300)	4.81
Forfeitures or expirations	(1,030)	7.73

Outstanding at July 31, 2006	18,467	$7.21	7.52	$15,664

Exercisable at July 31, 2006	8,393	$7.99	6.06	$7,796

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $6.73 as of July 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $1.3 million and $3.4 million for the three and six months ended July 31, 2006, respectively, and $1.9 million and $2.7 million for the three and six months ended July 31, 2005, respectively.

As of July 31, 2006, $34.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.12 years.

Options outstanding that have vested and are expected to vest as of July 31, 2006 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Vested	8,393	$7.99	6.06	$7,796
Expected to vest	8,760	$6.63	8.69	$6,860

Total	17,153	$7.30	7.40	$14,656

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R, which are estimated when compensation costs are recognized.

Unvested Stock

The Company had 467,412 restricted stock awards outstanding as of July 31, 2006, which were excluded from the options outstanding balances in the preceding tables. The total weighted-average grant date fair value was $2.7 million. Aggregate intrinsic value of restricted stock awards at July 31, 2006 was $3.2 million based on the Company’s closing stock price on July 31, 2006. Approximately 87,000 and 97,000 of the previously granted restricted stock awards vested during the three and six months ended July 31, 2006, respectively, and 4,000 and 9,000 during the three and six months ended July 31, 2005, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $571,000 and $641,000 for the three and six months ended July 31, 2006, respectively, and approximately $46,000 and $92,000 for three and six months ended July 31, 2005, respectively.

The following table summarizes the Company’s unvested stock activity for the six months ended July 31, 2006 (shares in thousands):

	Shares	Weighted Average Grant Date Value
	(in thousands)
Unvested at January 31, 2006	480	$6.11
Granted	89	6.85
Vested	(97)	6.59
Forfeited	(4)	6.71

Unvested stock at July 31, 2006	468	$6.15

As of July 31, 2006, $2.2 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.86 years.

4. STOCK-BASED COMPENSATION PLANS

Total stock-based compensation recognized on the unaudited condensed consolidated statements of operations for the three and six months ended July 31, 2006 is as follows:

	Three Months Ended July 31, 2006
	SARs/Option Grants and Stock Purchase Rights	Restricted Stock Purchase
	(In thousands)
Cost of revenues	$373	$—
Research and development	1,345	105
Sales and marketing	355	95
General and administrative	1,066	223

Stock-based compensation effect before income taxes	$3,139	$423
Income tax benefit	—	—

Total stock-based compensation effects in net income	$3,139	$423

	Six Months Ended July 31, 2006
	SARs/Option Grants and Stock Purchase Rights	Restricted Stock Purchase
	(In thousands)
Cost of revenues	$670	$—
Research and development	2,404	165
Sales and marketing	612	178
General and administrative	2,193	428

Stock-based compensation effect before income taxes	$5,879	$771

Income tax benefit	—	—

Total stock-based compensation effects in net income	$5,879	$771

The adoption of SFAS No. 123R resulted in an additional loss of $.04 and $.07 per share for the three and six month periods ending July 31, 2006, as a result of the recognition of expense for stock options and ESPP shares.

Stock-based compensation costs were not capitalized as part of the cost of an asset as of July 31, 2006.

Net cash proceeds from the exercise of stock options were $2.5 million and $6.2 million for the three and six months ended July 31, 2006, respectively, and $4.5 million and $5.9 million for three and six months ended July 31, 2005, respectively.

In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the three and six months ended July 31, 2006 and July 31, 2005, respectively.

Pro forma information required under SFAS No. 123R for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans, was as follows:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	(In thousands, except per share data)
Net loss, as adjusted	$(892)	$(1,749)
Add back: stock based compensation benefit recognized, net of related tax effects	(59)	(117)
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,497)	(4,833)

Net loss, proforma	$(3,448)	$(6,699)

Basic and diluted loss per shares, as reported	$(0.01)	$(0.02)

Basic and diluted loss per shares, as proforma	$(0.04)	$(0.08)

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life pursuant to Staff Accounting Bulletin No. 107 “Share Based Payments”. The interest rate for periods is based on the average of U.S. Treasury yield curve for the expected life of the award during the three and six months ended July 31, 2006.

The assumptions used for the three and six months ended July 31, 2006 and July 31, 2005, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	Stock Options
	Three Months Ended		Six Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Expected life (in years)	6.25	4.00	6.25	4.00
Interest rate	5.07%	3.86%	4.85%	3.67%
Volatility	80.91%	55.00%	84.78%	61.00%
Dividend yield	—	—	—	—

Weighted-average fair value of grants during the period	$5.14	$3.02	$5.14	$2.41

	ESPP
	Three Months Ended		Six Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Expected life (in years)	0.63	0.50	0.53	0.50
Interest rate	5.15%	3.28%	4.97%	3.16%
Volatility	59.80%	55.00%	59.80%	60.00%
Dividend yield	—	—	—	—

Weighted-average fair value of grants during the period	$2.39	$1.71	$2.06	$2.14

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	July 31, 2006	January 31, 2006
	(In thousands)
Furniture and fixtures	$3,303	$3,285
Computer and office equipment	22,245	20,946
Lab equipment	2,578	2,392
Leasehold improvements	7,190	6,319
Capitalized software	11,011	9,926

Total property and equipment	46,327	42,868
Less: accumulated depreciation and amortization	(36,416)	(33,420)

Property and equipment, net	$9,911	$9,448

6. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	July 31, 2006	January 31, 2006
	(In thousands)
Purchased technology	$1,500	$—
Capitalized software	1,951	1,951
Intellectual property rights	4,265	4,265

Purchased technology, capitalized software, and intangible assets, gross	7,716	6,216
Less: accumulated amortization	(1,609)	(1,010)

Purchased technology, capitalized software, and intangible assets, net	$6,107	$5,206

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2007 (6 months)	$766
January 31, 2008	1,533
January 31, 2009	1,500
January 31, 2010	1,097
January 31, 2011	559
January 31, 2012	559
There after	93

Total	$6,107

7. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase also known as the Limited Warranty. For products purchased under the Bundled Sales Programs, the Company extends the Limited Warranty for the duration of the customer’s commitment. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At July 31, 2006 and 2005, the accrued warranty reserve was $243,000 and $709,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. During the period of calendar year 2002 through 2005, the Company incurred legal fees in the amount of $5.9 million in connection with the indemnification and defense of a claim against one of its manufacturers. However, that indemnification obligation was not typical of the Company’s indemnity liability and does not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to its indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

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

8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding unvested restricted stock.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of July 31
	2006	2005
Unvested restricted stock outstanding	467,412	350,000
Options to purchase common stock	18,467,055	18,322,953
Potential shares to be issued from ESPP	328,118	247,404
Warrants to purchase common stock	3,515,524	3,809,549

Total	22,690,985	22,729,906

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On June 26-28, 2006, the Court held a bench trial on the defendants’ remaining defenses, including inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. The Court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On August 18, 2006, the United States Court of Appeals for the Federal Circuit temporarily stayed the district court’s injunction. The Court stated that the temporary stay was not based on a consideration of the merits of EchoStar’s request. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the Court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, United States Magistrate Judge Caroline M. Craven for the United States District Court, Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend this action vigorously; however, it is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the USPTO granted a request for reexamination of the patent in question. On May 25, 2006, the USPTO issued its first office action confirming a majority of the claims in the ‘672 patent, while rejecting some claims. On June 28, 2006, the Court issued a claim construction ruling. The Company intends to defend this action vigorously; however, it could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, the Company’s business could be harmed by the inability to enable subscribers to display JPEG photos or having to pay a license fee to enable subscribers to do so.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. On August 3, 2005, the district court requested that defendants notify the court as to whether they intend to pursue their declaratory judgment counterclaims. On August 23, 2006, counsel for TiVo and Sony requested that the district court dismiss without prejudice their declaratory judgment counterclaims on the belief that the district court’s July 18, 2005 summary judgment order in favor of the defendants will be affirmed by the Federal Circuit thereby obviating the need to pursue the counterclaims. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, TiVo’s business could be harmed.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of July 31, 2006.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under SFAS No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2006, the Company had not accrued a liability for any of the lawsuits filed against it as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. On April 27, 2006, the Company entered into the First Amendment to Lease Agreement, dated as of February 1, 2006, which amends the Lease Agreement, dated as of October 6, 1999. Under the Amendment, the Company extended for an additional three years, from March 9, 2007 to January 31, 2010, the current Lease Agreement. Under the terms of the Amendment, monthly rent is approximately $165,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the six months ended July 31, 2006 and 2005 was $1.0 million and $1.5 million, respectively.

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

Operating lease cash payments for the six months ended July 31, 2006 and 2005 were $826,000 and $1.7 million, respectively.

Additionally, the Company leased office space in Berkshire, United Kingdom under an operating lease that expired in March 2006.

Future minimum operating lease payments as of July 31, 2006, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2007 (6 months)	1,096
January 31, 2008	2,054
January 31, 2009	2,105
January 31, 2010	2,167

Total	$7,422

Revolving Line of Credit Facility with Silicon Valley Bank. On July 11, 2006, the Company extended its loan and security agreement with Silicon Valley Bank for an additional ninety days through September 28, 2006, whereby Silicon Valley Bank agreed maintain the amount of the revolving line of credit it extends to the Company for up to a maximum of $15 million. The line of credit bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At July 31, 2006, the Company was in compliance with the covenants and had no amount outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on September 28, 2006. However, the Company has the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed.

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

On March 28, 2006, the Company executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008. Concurrently, the Company also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. Under the licensing and marketing agreement, Comcast paid TiVo an upfront fee that the Company recorded as deferred revenue. This upfront fee, subsequent milestone payments, and related costs were initially deferred as the arrangement was not complete. Development costs were $4.6 million, as of January 31, 2006, and were classified on the consolidated balance sheet under prepaid expense and other, current. During the three-months ended April 30, 2006 the companies agreed upon the engineering services to be delivered. As a result, the Company recognized all costs ($4.6 million of these deferred costs and $2.6 million of incremental costs for the quarter ended April 30, 2006) and an equal amount of revenues on its unaudited condensed consolidated financial statements. For the three months ended July 31, 2006, the Company recognized an additional $3.0 million in costs and revenues. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. Consequently, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.

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

11. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. In addition, DIRECTV will continue to have the right to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for all households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service currently being deployed immediately prior to this amendment, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. These deferred fees are classified on the Company’s unaudited condensed consolidated balance sheets under deferred revenue, current.

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

12. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest of 49.3% in TGC, Inc. (“TGC”), a newly formed independent entity. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity.

During fiscal year 2005 and the six months ended July 31, 2006, the Company paid and recognized as research and development expense $400,000 and $600,000, respectively, related to various research and development services.

During the six months ended July 31, 2006 the Company capitalized $1.5 million as purchased technology related to assets it acquired from TGC. Of the $1.5 million, $375,000 was paid as of July 31, 2006 and the remaining $1.1 million is due in three equal payments due on or before March 31, 2007.

13. SUBSEQUENT EVENTS.

On August 22, 2006, the Company entered into a non-exclusive licensing and distribution agreement with Cox Communications (“CoxCom, Inc.” or “Cox”). Pursuant to the agreement, the Company has agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer TiVo DVR and advertising software to its customers and advertising clients respectively. In addition, TiVo has agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

Under the agreement, Cox will pay us a recurring monthly fee per box receiving the TiVo service through Cox. Cox will also pay us fees for engineering services for the development and integration of the TiVo service software solution and the advertising management system. Cox will also pay us commissions on certain new Cox subscribers who use the TiVo service as offered by Cox.

The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, the Company will provide Cox with certain customer support and maintenance services. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Cox. The Company will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse TiVo for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if the Company enters into future agreements with multi-channel video distributors whose commitment to deploy TiVo DVR and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event we are the subject of certain change of control transactions involving any of certain specified companies.

On August 23, 2001, five-year warrants were issued to convertible noteholders and bankers to purchase 2,192,404 shares of the Company’s common stock at an exercise price of $7.85. On August 28, 2006, several of these holders exercised their warrants resulting in the issuance of 424,150 restricted shares of the Company’s common stock, pursuant to the terms of the agreement, and net proceeds of approximately $3.3 million. The balance of the warrants that would have resulted in the issuance of 1,768,254 shares of TiVo Inc. common stock expired unexercised.

On August 23, 2006, the Company entered into an amendment of its licensing agreement with Gemstar which expanded the scope of the licenses granted to TiVo to include service provider-provisioned devices (e.g., devices distributed by cable & satellite operators, telephone, and/or broadband service providers), where the service provider does not otherwise have an applicable license from Gemstar-TVGuide, and on which TiVo enables its software. The amendment also provides that TiVo’s online scheduling capability will be integrated with the TVGuide.com website.

On September 5, 2006 the Company sold 8,264,463 shares of its common stock, par value $.001 per share, at $7.865 per share in an underwritten public offering. The sale of the shares closed on September 11, 2006. The sale of the shares was registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.7 million after deducting the Company’s estimated offering expenses of $310,000. The Company intends to use the net proceeds from the sale of its common stock for general corporate purposes, which may include: funding research, development, sales and marketing; increasing its working capital; reducing indebtedness; and capital expenditures. Pending the application of the net proceeds, the Company expects to invest the net proceeds primarily in U.S government securities and money market funds, as well as in investment-grade, interest-bearing securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K and current report on Form 8-K filed on July 21, 2006, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this report and our quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2006, as well as other cautionary statements and risks described elsewhere in this Report and our most recent annual report on Form 10-K and Current Report on Form 8-K filed on July 21, 2006, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, TiVo KidZone, and online scheduling. As of July 31, 2006, there were just over 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through agreements with leading television service providers such as currently DIRECTV and in the future, Comcast, and Cox as well as through the sale of TiVo enabled DVR’s through our website and through consumer electronics retailers. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research.

Executive Overview and Outlook of Financial Results

During the three and six months ended July 31, 2006, we experienced growth in our overall subscription base and service revenues through our continued investment in marketing and research and development. Additionally, we continued to invest in subscription acquisition activities to expand our subscription base and promote the TiVo brand for future partnerships. TiVo-Owned subscriptions gross additions in the second quarter of fiscal year 2007 were approximately 74,000, which was down 4% from the quarter ended July 31, 2005. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to increase due at least in part to the new multi-tiered pricing structure and bundled sales program we have implemented which includes a TiVo DVR in exchange for customer commitment to either a one, two, or three year service plan. We expect to continue achieving growth in our TiVo-Owned subscription base in fiscal 2007; however, we expect this growth to be offset by losses in our DIRECTV subscription base as DIRECTV shifts the focus on new deployments to a competing DVR technology and our current DIRECTV with TiVo subscriptions continue to churn out over time.

The following table sets forth selected information as of the three and six months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands)
		Adjusted		Adjusted
Service and technology revenues	$52,880	$40,674	$107,989	$80,694
Net revenues	$59,167	$39,335	$115,679	$86,243
Cost of revenues	(34,236)	(15,155)	(67,183)	(39,663)
Operating expenses	(32,326)	(25,761)	(67,635)	(49,633)

Loss from operations	$(7,395)	$(1,581)	$(19,139)	$(3,053)

Cash flows from operating activities			$(32,796)	$(6,577)

Service and Technology Revenues. Our service and technology revenues increased $12.2 million or 30% during the three months ended July 31, 2006 compared to the same prior-year period. This increase was primarily a result of an increase of $7.7 million in subscription revenue due to continued growth in our subscription base and the recognition of Comcast development revenue of $3.0 million.

Net Revenues. In addition to service and technology revenues, our net revenues include our hardware revenues as well as any offsetting effects of contra-revenue such as rebates, revenue shares, and other payments to channel. Net revenues increased by $19.8 million or 50% during the three months ended July 31, 2006 compared to the same prior-year period. Service and technology revenues increased significantly and we also experienced an increase in hardware revenues due to the rollout of our new Dual Tuner TiVo Box. This increase in hardware revenues was partially offset by an increase in rebate expense.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $19.1 million or 126% during the three months ended July 31, 2006. The cost of service and technology revenues for the three months ended July 31, 2006 increased by $5.2 million, or 69%, compared to the same prior-year period primarily as a result of the recognition of Comcast development cost of revenues of $3.0 million and incremental costs associated with a higher subscription base. The cost of hardware revenues for the three months ended July 31, 2006 increased by $13.9 million or 181%, compared to the same prior-year period, and this increase is attributed to a corresponding increase in hardware sales.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $6.6 million or 25% during the three months ended July 31, 2006 compared to the same prior-year period. This increase is largely due to the costs associated with increased headcount coupled with stock-based compensation expense of $3.2 million and a $605,000 increase in ongoing litigation expense which was included in the three months ended July 31, 2006.

Cash Flows from Operating Activities. Our net cash used in operating activities for the six months ended July 31, 2006 was $32.8 million, as compared to $6.6 million used in operating activities for the same prior-year period. This increase in cash flows used in operating activities is largely due to the increase in net loss due to increase operating expenses as compared to the same prior-year period.

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

	Three Months Ended
(Subscriptions in thousands)	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004
TiVo-Owned Subscription Gross Additions:	74	91	221	92	77	104	276	119

Subscription Net Additions:
TiVo-Owned	30	51	183	55	40	72	251	103
DIRECTV	-29	2	173	379	214	247	447	316

Total Subscription Net Additions	1	53	356	434	254	319	698	419

Cumulative Subscriptions:
TiVo-Owned	1,572	1,542	1,491	1,308	1,253	1,213	1,141	890
DIRECTV	2,846	2,875	2,873	2,700	2,321	2,107	1,860	1,413

Total Cumulative Subscriptions	4,418	4,417	4,364	4,008	3,574	3,320	3,001	2,303

% of TiVo-Owned Cumulative	53%	52%	51%	51%	51%	51%	50%	46%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We previously offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. During the first quarter of fiscal year 2007, we discontinued general sale of the product lifetime service option. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six-months are not counted in this total. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

We believe TiVo-Owned subscription net additions for the three months ended July 31, 2006 decreased by 10,000 compared to the same prior-year period largely due to an increase in churn resulting from a larger subscription base and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s TiVo and non-TiVo products. The percent of cumulative TiVo-Owned subscriptions paying recurring fees remained relatively flat at 53% during the three months ended July 31, 2006, as compared to the same prior-year period. For the three months ended July 31, 2006, we experienced a decline in the DIRECTV cumulative subscription base of 29,000 subscriptions compared to our prior quarter. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of July 31, 2006, approximately 129,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. This represents approximately 15% of our cumulative lifetime subscriptions as compared to 11% for the three months ended July 31, 2005. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004
Average TiVo-Owned subscriptions	1,547	1,520	1,388	1,275	1,233	1,180	995	835

Tivo-Owned subscription cancellations	(44)	(40)	(38)	(37)	(37)	(32)	(25)	(16)

Tivo-Owned Churn Rate per month	-0.9%	-0.9%	-0.9%	-1.0%	-1.0%	-0.9%	-0.8%	-0.6%

The TiVo-Owned Churn Rate per month was 0.9% for the three months ended July 31, 2006, compared to 1.0% for the three months ended July 31, 2005. The TiVo-Owned Churn rate per month of 0.9% for the three months ended July 31, 2006, is primarily comprised of cancellation of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six-months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace and increased churn from product lifetime subscriptions.

Subscription Acquisition Costs or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Jul 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004
			Adjusted	Adjusted	Adjusted
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$8,344	$7,389	$10,637	$10,006	$7,574	$6,830	$11,529	$14,212
Rebates, revenue share, and other payments to channel	9,948	8,050	19,167	18,234	5,988	3,638	25,188	17,944
Hardware revenues	(16,235)	(9,453)	(32,266)	(24,652)	(4,649)	(10,526)	(50,452)	(27,894)
Cost of hardware revenues	21,607	15,146	38,811	24,667	7,697	15,642	52,267	28,486

Total Acquisition Costs	23,664	21,132	36,349	28,255	16,610	15,584	38,532	32,748

TiVo-Owned Subscription Gross Additions	74	91	221	92	77	104	276	119
Subscription Acquisition Costs (SAC)	$320	$232	$164	$307	$216	$150	$140	$275

	Twelve Months Ended
	Jul 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004
	Adjusted	Adjusted	Adjusted	Adjusted	Adjusted
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$36,376	$35,606	$35,047	$35,939	$40,145	$38,597	$37,367	$30,580
Rebates, revenue share, and other payments to channel	55,399	51,439	47,027	53,048	52,758	53,346	54,696	33,622
Hardware revenues	(82,606)	(71,020)	(72,093)	(90,279)	(93,521)	(107,464)	(111,275)	(86,360)
Cost of hardware revenues	100,231	86,321	86,817	100,273	104,092	119,115	120,323	94,743

Total Acquisition Costs	109,400	102,346	96,798	98,981	103,474	103,594	101,111	72,585

TiVo-Owned Subscription Gross Additions	478	481	494	549	576	576	555	416
Subscription Acquisition Costs (SAC)	$229	$213	$196	$180	$180	$180	$182	$174

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing expense during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter. As such, we have also provided SAC on a rolling twelve month basis.

During the three months ended July 31, 2006, our total acquisition costs were $23.7 million, and SAC was $320. Comparatively, total acquisition costs for the three months ended July 31, 2005 was $16.6 million and SAC was $216. SAC increased by $104 or 48% for the three months ended July 31, 2006 compared to the prior-year period. During the twelve months ended July 31, 2006, our total acquisition costs increased by $5.9 million from the prior twelve months ended July 31, 2005, and SAC increased by $49 from $180 to $229 for the twelve months ended July 31, 2005 and 2006, respectively. These increases in our three and twelve month SAC are primarily due our new multi-tiered pricing structure and bundled sales program that we implemented in March 2006 which includes a TiVo DVR in exchange for a customer commitment to either a one, two, or three year service plan. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to continue to increase due to our new multi-tiered pricing structure and bundled sales programs.

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

	Three Months Ended
	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004
	(In thousands, except ARPU)
TiVo-Owned Average Revenue per Subscription
Service and Technology revenues	$52,880	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165	$28,377
Less: Technology revenues	(3,450)	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)	(699)

Total Service revenues	49,430	46,951	46,305	42,296	40,249	38,344	32,996	27,678
Less: DIRECTV-related service revenues	(8,201)	(8,009)	(9,602)	(8,637)	(7,485)	(7,099)	(6,762)	(5,782)

TiVo-Owned-related service revenues	41,229	38,942	36,703	33,659	32,764	31,245	26,234	21,896
Average TiVo-Owned revenues per month	13,743	12,981	12,234	11,220	10,921	10,415	8,745	7,299
Average TiVo-Owned per month subscriptions	1,547	1,520	1,388	1,275	1,233	1,180	995	835

TiVo-Owned ARPU per month	$8.88	$8.54	$8.82	$8.80	$8.86	$8.83	$8.79	$8.74

TiVo-Owned ARPU per month for the three months ended July 31, 2006 increased from the three months ended July 31, 2005 to $8.88 from $8.86, respectively due to in part to our new multi-tiered pricing structure and bundled sales program which yield a higher monthly subscription rate. The impact on ARPU of this increase in subscription rates was partially offset by two factors: (1) an increase in the number of TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue and (2) the impact of our multi-subscription discount, under which some of our recurring revenue subscriptions pay only $6.95 per month.

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

	Three Months Ended
	July 31,	April 30,	Jan 31,	Oct 31,	Jul 31,	April 30,	Jan 31,	Oct 31,
	2006	2006	2006	2005	2005	2005	2005	2004
	(In thousands, except ARPU)
DIRECTV Average Revenue per Subscription
Service and Technology revenues	$52,880	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165	$28,377
Less: Technology revenues	(3,450)	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)	(699)

Total Service revenues	49,430	46,951	46,305	42,296	40,249	38,344	32,996	27,678
Less: TiVo-Owned-related service revenues	(41,229)	(38,942)	(36,703)	(33,659)	(32,764)	(31,245)	(26,234)	(21,896)

DIRECTV-related service revenues	8,201	8,009	9,602	8,637	7,485	7,099	6,762	5,782
Average DIRECTV revenues per month	2,734	2,670	3,201	2,879	2,495	2,366	2,254	1,927
Average DIRECTV per month subscriptions	2,858	2,881	2,818	2,505	2,200	1,994	1,622	1,238

DIRECTV ARPU per month	$0.96	$0.93	$1.14	$1.15	$1.13	$1.19	$1.39	$1.56

For fiscal 2007, pursuant to the recently amended DIRECTV agreement, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Otherwise the recurring subscriptions fees in this agreement are similar to the fees for the DIRECTV receivers with TiVo service activated since 2002. ARPU per month for DIRECTV subscriptions for the three months ended July 31, 2006 decreased from the same-year prior period to $0.96 from $1.13, respectively, as a result of the deferred DIRECTV revenues described above.

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

Recognition Period for Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, upfront payment. During the first quarter of fiscal year 2007, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of July 31, 2006, 129,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 15% of our cumulative lifetime subscriptions as compared to 11% for the three months ended July 31, 2005. If we determine at a later date that the useful life of a TiVo-enabled DVR is shorter or longer than four-years, we would recognize revenues from this source over a shorter or longer period. As we gather more user information, we may revise this estimated life.

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

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 rebate program is 64% based on historical redemptions for previous $150 rebate programs. During the three and six months ended July 31, 2006, we recorded a charge of $6.1 million and $10.7 million related to current $150 rebate programs announced in September 2005, of which $6.8 million remains accrued as of July 31, 2006. A one-percentage point deviation in our redemption rebate estimate for the three and six months ended July 31, 2006 would have resulted in an increase or decrease in expense of approximately $86,000 and $157,000, respectively. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our condensed consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. As of July 31, 2006, we have $455,000 in inventory reserves. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Valuation of Stock-Based Compensation. On February 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, requiring us to recognize expense related to the fair value of our stock-based compensation awards. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value based method. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of an award is based on the simplified calculation of expected life. The interest rate for periods within the contractual life of the award is based on the average of U.S. Treasury yield curve during the three months ended July 31, 2006.

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

Results of Operations

Net Revenues. Our net revenues for the three months ended July 31, 2006 and 2005 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2006		2005		2006		2005
	(In thousands, except percentages)
Service revenues	$49,430	84%	$40,249	102%	$96,381	84%	$78,593	91%
Technology revenues	3,450	6%	425	1%	$11,608	10%	$2,101	2%
Hardware revenues	16,235	27%	4,649	12%	25,688	22%	15,175	18%
Rebates, revenue share, and other payments to channel	(9,948)	-17%	(5,988)	-15%	(17,998)	-16%	(9,626)	-11%

Net revenues	$59,167		$39,335		$115,679		$86,243

Change from same prior-year period	50%		-1%		34%		16%

Service Revenues. Service revenues for the three and six months ended July 31, 2006 increased 23% or $9.2 million and $17.8 million, respectively over the service revenues for the three and six months ended July 31, 2005. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base. During the three months ended July 31, 2006, we activated 30,000 new TiVo-Owned subscription net additions. Our total cumulative subscriptions were just over 4.4 million as of July 31, 2006, a 24% increase over the installed base as of July 31, 2005. We intend to generate continued TiVo-Owned subscription growth through our direct sales channel on our website and by managing our relationships with leading retailers like Best Buy, Circuit City, Target, Radio Shack, and others. Further on March 15, 2006, we began a new multi-tiered pricing and bundled sales model for direct sales through our website that allows customers to receive a TiVo DVR in exchange for the customer’s commitment to either a one, two, or three year service plan. We anticipate fiscal year 2007 will have continued service revenue growth as our TiVo-Owned subscription base grows; however, we expect this to be partially offset by revenue losses from our decreasing number of DIRECTV with TiVo subscriptions. Revenues from advertising and research, which are included in our service revenues, while not material in this period, have increased in the three and six month periods ending July 31, 2006 as compared to the three and six months ended July 31, 2005.

Technology Revenues. During the three and six months ended July 31, 2006, we derived 6% and 10% of our net revenues, or $3.5 million and $11.6 million, from licensing and engineering services compared to 1% and 2% or $425,000 and $2.1 million in the same prior-year periods. This increase was primarily due to the recognition of Comcast development revenue of $10.2 million, of which $3.0 million and $5.6 million was related to the work performed in the three and six month periods ended July 31, 2006 and $4.6 million was related to work performed in the fiscal year ended January 31, 2006. The Comcast development revenue of $10.2 million was offset by an equal amount of development cost recognized as cost of technology revenues. Technology revenues for the three and six months ended July 31, 2005 were largely a result of amortization of deferred revenue on existing contracts, where development services have been substantially completed. During the three months ended July 31, 2005 these revenues were partially offset, as we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded a reduction of $435,000 in technology revenues.

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and six months ended July 31, 2006 was 27% and 22% of our net revenues compared to 12% and 18% for the same prior-year periods. Retail sales revenues for the period ending July 31, 2006 were significantly higher than the same prior-year period. One retail customer generated $5.0 million and $7.4 million of hardware revenues or 8% and 6% of net revenues, respectively for the three and six months ended July 31, 2006. The same retail customer generated $158,000 and $3.8 million of hardware revenues or 0% and 4% of net revenues for the three and six months ended July 31, 2005. The increase in hardware revenues for the three and six months ended July 31, 2006 as compared to the same prior-year period is primary a result of increased sales to our new and existing retail channel due to new retailer agreements, such as Radio Shack and the roll out of our new Dual Tuner TiVo Box.

Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our condensed consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for rebates for similar past programs and then we adjust estimates to consider actual redemptions. Rebates, revenue share, and other payments to channel increased by $4.0 million and $8.4 million for the three and six months ended July 31, 2006 as compared to the same prior-year periods. The primary contributor to the increase in rebates, revenue share, and other payments to channel was lower than expected rebate expenses in the three and six months ended July 31, 2005 due to a reversal of rebate expense, offset by higher expenses in marketing development fund and rewards expenses during the same period. The consumer rebate reversal during the six months ended July 31, 2005 was primarily due to a reduction of the rebate accrual established in fiscal year 2005 for certain rebate programs that ended during the three months ended April 30, 2005 and no rebate programs were offered during the Summer 2005. Consumer rebate expenses was $6.1 million and $10.7 million for the three and six months ended July 31, 2006, as compared to a benefit of $1.0 million and $2.2 million for the three and six months ended July 31, 2005. Additionally, our marketing development expenses decreased to $489,000 and $1.9 million for the three and six month periods ending July 31, 2006, respectively, from $4.1 million and $5.4 million for the same prior year periods.

Cost of service and technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Cost of service revenues	$9,628	$6,859	$20,063	$15,498
Cost of technology revenues	$3,001	$599	$10,367	$826

Cost of service and technology revenues	$12,629	$7,458	$30,430	$16,324

Change from same prior-year period	69%	-22%	86%	-5%
Percentage of service and technology revenues	24%	18%	28%	20%

Service gross margin	$39,802	$33,390	$76,318	$63,095
Technology gross margin	$449	$(174)	$1,241	$1,275
Service gross margin as a percentage of service revenue	81%	83%	79%	80%

Technology gross margin as a percentage of technology revenue	13%	-41%	11%	61%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the three and six months ended July 31, 2006 increased by $5.2 and $14.1 million or 69% and 86% as compared to the same prior-year periods primarily as a result of the recognition of Comcast development cost of revenues of $3.0 million and $10.2 million for the three and six months ended July 31, 2006, respectively.

Cost of service revenues for the three and six months ended July 31, 2006 increased by 40% and 29%, respectively or $2.8 million and $4.6 million, respectively, as compared to the same prior-year period. The primary driver of the year over year increase was the 24% increase in the total cumulative subscriptions and the costs associated with supporting these additional subscriptions as well as TiVo’s increased focus on issues of customer care and retention.

Cost of technology revenues increased by $2.4 million and $9.5 million for the three and six months ended July 31, 2006, as compared to the same prior-year periods. This increase was a result of the recognition of $3.0 million and $10.2 million for the three and six months ended July 31, 2006, respectively for Comcast development costs, of which $4.6 million of incurred costs was previously deferred as of January 31, 2006. The $3.0 million and the $10.2 million in cost of technology revenues for the three and six months ended July 31, 2006, respectively related to the Comcast development agreement was offset by an equal amount of development revenue recognized as technology revenues.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
		Adjusted		Adjusted
Cost of hardware are revenues	$21,607	$7,697	$36,753	$23,339
Change from same prior-year period	181%	-66%	57%	-41%
Percentage of hardware revenues	133%	166%	143%	154%
Hardware are gross margin	$(5,372)	$(3,048)	$(11,065)	$(8,164)
Hardware are gross margin as a percentage of hardware revenue	-33%	-66%	-43%	-54%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The net number of DVRs sold to our retailers and through our direct channel increased by approximately 222% compared to the same period of the prior-year. These increases were largely related to our retail channel building inventory due to new retailer agreements, such as Radio Shack and the roll out of our new Dual Tuner TiVo Box. The adoption of our recently announced multi-tiered pricing and bundled sales model in our direct sales channel resulted in an increased gross margin loss, both in terms of absolute dollars and as a percentage of hardware revenue, for the three and six months ended July 31, 2006 as compared to the same prior-year periods. This increase is a result of our full recognition of hardware costs associated with these bundled sales.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Research and development expenses	$12,891	$9,778	$25,752	$20,682
Change from same prior-year period	32%	20%	25%	21%
Percentage of net revenues	22%	25%	22%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue decreased 3% and 2% for the three and six months ended July 31, 2006 as compared to the same prior-year periods. However, in terms of absolute dollars, research and development expenses increased 32% and 25% for the three and six months ended July 31, 2006, as compared to the same prior-year periods. The absolute dollar increase in expenses for three and six months ended July 31, 2006 was due largely the costs associated with increased headcount of 43 employees, or $1.7 million and $2.5 million, respectively as compared to the same prior-year periods. The headcount increased largely in response to our initiatives around building and supporting television service provider relationships and our increased focus on our advertising offerings. Additionally there was an increase of $1.4 million and $2.7 million increase in stock-based compensation expense for the three and six months end July 31, 2006, respectively as compared to the same prior-year periods.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Sales and marketing expenses	$8,344	$7,574	$15,733	$14,404
Change from same prior-year period	10%	26%	9%	24%
Percentage of net revenues	14%	19%	14%	17%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising (including print, online, radio, and television), public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 5% and 3% for the three and six months ended July 31, 2006, as compared to the same prior-year periods. However, in terms of absolute dollars sales and marketing expenses increased by 10% and 9% for the three and six months ended July 31, 2006, as compared to the same prior-year periods. The largest contributors to the increase in sales and marketing expenses for the three and six months ended July 31, 2006, in terms of absolute dollars, was related to increased headcount of 9 employees or $426,000 and $607,000 for the three and six months periods ending July 31, 2006, as compared to the same prior-year periods. Additionally, stock-based compensation expense increased by $596,000 and $830,000, respectively as compared to the same prior-year periods.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
General and administrative	$11,091	$8,409	$26,150	$14,547
Change from same prior-year period	32%	122%	80%	81%
Percentage of net revenues	19%	21%	23%	17%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, legal, accounting, information technology systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses, as a percentage of net revenues decreased 2% for the three months ended July 31, 2006 and increased 6% for the six months ended July 31, 2006 as compared to the same prior-year periods, and in terms of absolute dollars increased 32% and 80%, compared to the same prior-year periods. For the three and six months ended July 31, 2006, legal and consulting expenses related to ongoing litigation increased $605,000 and $6.5 million, respectively, compared to the same prior-year periods. Additionally, headcount related costs increased by $1.2 million and $2.1 million for the three and six months ended July 31, 2006, respectively as compared to the same prior-year periods. These cost increases were due in part to increased headcount of 18 employees, largely within our Information technology systems department, for the three and six months ended July 31, 2006, respectively. Additionally, stock-based compensation expense increased $1.2 million and $2.6 million for the three and six months ended July 31, 2006. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the EchoStar Communications patent infringement cases in the future.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2006 was $1.0 million and $2.1 million, a 34% and 51% increase, respectively from the same prior-year periods. These increases were a result of an increase to 4.68% in the average interest rate earned in the six months ended July 31, 2006 from 2.81% in the same prior-year period.

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended July 31, 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in our 2006 Annual Report on Form 10-K and Current Report on Form 8-K filed on July 21, 2006. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been adjusted to conform to the current year presentation in accordance with the Change Accounting Policy set forth under the Part I, Item 1, Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, as filed with our Quarterly Report on Form 10-Q for the period ended April 30, 2006.

	Three Months Ended
	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005	Oct 31, 2004
			Adjusted	Adjusted	Adjusted
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$49,430	$46,951	$46,305	$42,296	$40,249	$38,344	$32,996	$27,678
Technology revenues	3,450	8,158	663	901	425	1,676	1,169	699
Hardware revenues	16,235	9,453	32,266	24,652	4,649	10,526	50,452	27,894
Rebates, revenue share, and other payments to channel	(9,948)	(8,050)	(19,167)	(18,234)	(5,988)	(3,638)	(25,188)	(17,944)

Net revenues	59,167	56,512	60,067	49,615	39,335	46,908	59,429	38,327
Cost of revenues
Cost of service revenues	9,628	10,435	10,250	8,431	6,859	8,639	10,426	6,505
Cost of technology revenues	3,001	7,366	(121)	77	599	227	440	1,465
Cost of hardware revenues	21,607	15,146	38,811	24,667	7,697	15,642	52,267	28,486

Total cost of revenues	34,236	32,947	48,940	33,175	15,155	24,508	63,133	36,456

Gross margin	24,931	23,565	11,127	16,440	24,180	22,400	(3,704)	1,871
Operating Expenses
Research and development	12,891	12,861	10,693	9,712	9,778	10,904	11,206	9,291
Sales and marketing	8,344	7,389	10,637	10,006	7,574	6,830	11,529	14,212
General and administrative	11,091	15,059	11,769	11,702	8,409	6,138	4,194	4,366

Loss from operations	(7,395)	(11,744)	(21,972)	(14,980)	(1,581)	(1,472)	(30,633)	(25,998)

Interest income	988	1,062	900	826	734	624	458	397
Interest expense and other	(29)	(3)	(1)	(10)	(2)	(1)	(3,464)	(671)

Loss before income taxes	(6,436)	(10,685)	(21,073)	(14,164)	(849)	(849)	(33,639)	(26,272)
Provision for income taxes	(12)	(19)	(13)	—	(43)	(8)	(26)	(78)

Net Loss	$(6,448)	$(10,704)	$(21,086)	$(14,164)	$(892)	$(857)	$(33,665)	$(26,350)

Net Loss per common share basic and diluted	$(0.07)	$(0.13)	$(0.25)	$(0.17)	$(0.01)	$(0.01)	$(0.42)	$(0.33)

Weighted average common shares used to calculate basic net loss per share	85,978	85,134	84,643	84,201	83,506	82,381	80,793	80,267

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements from the proceeds of the sale of equity and debt securities, as well as revenues generated from our operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At July 31, 2006, we had $75.1 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments, and funds generated from operations represent sufficient resources of liquidity to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2006	2005
	(in thousands)
		Adjusted
Net cash used in operating activities	$(32,796)	$(6,577)
Net cash used in investing activities	478	(2,033)
Net cash provided by financing activities	7,538	10,538

Net Cash Used in Operating Activities

The net cash used in operating activities was approximately $32.8 million during the six months ended July 31, 2006, an increase of approximately $26.2 million from a use of $6.6 million in the same prior-year period. The increase in net cash used in operating activities in the six months ended July 31, 2006 was largely attributable to an increase in net loss of approximately $15.4 million during six months ended July 31, 2006 due to increased operating expenses. Additionally, we had a reduction in working capital of approximately $14.3 million during the six months ended July 31, 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended July 31, 2006 was largely due to purchases of property and equipment for $3.5 million to support our business growth and $375,000 used to purchase technology utilized within our new Dual Tuner TiVo Box. This usage was offset by the sale of short-term investments of $4.4 million.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2006, the principal source of cash generated from financing activities related to the issuance of common stock of which $6.2 million was related to stock option exercises and $1.3 million was issuances related to our employee stock purchase plan. For the six months ended July 31, 2005, cash generated from financing activities was $5.9 million and $1.2 million from issuance of common stock for stock options exercised and our employee stock purchase plan, respectively.

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

Revolving Line of Credit Facility with Silicon Valley Bank. On July 11, 2006, we extended our loan and security agreement with Silicon Valley Bank for an additional ninety days through September 28, 2006, whereby Silicon Valley Bank agreed maintain the amount of the revolving line of credit it extends to us for up to a maximum of $15 million. The line of credit bears interest at the greater of prime or 4.00% per annum, but in an event of default that is continuing, the interest rate becomes 3.00% above the rate effective immediately before the event of default. At July 31, 2006, we were in compliance with the covenants and had no amount outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on September 28, 2006. However, we have the right to terminate earlier without penalty upon written notice and repayment of all amounts borrowed. We may seek to renew this line of credit or obtain a new line of credit. Any new line of credit may provide for additional borrowings and may be secured by some or all of our property.

Contractual Obligations

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)
Contractual Obligations
Operating leases	$7,422	$2,128	$4,211	$1,083
Purchase obligations	31,447	31,447	—	—

Total contractual cash obligations	$38,869	$33,575	$4,211	$1,083

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. The purchase commitments of $31.4 million for the quarter ended July 31, 2006 was significantly higher than the same prior-year period primarily related to the building of new DVR models. The purchase commitments of $4.4 million for the quarter ended July 31, 2005 were much lower than the same period this year as a result of a larger than expected amount of inventory in the channel and on-hand after last year’s holiday season.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at July 31, 2006.

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

The table below presents principal amounts and related weighted average interest rates as of July 31, 2006 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$75,118
Average interest rate		4.68%

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

Pending intellectual property litigations. On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo, Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ American Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc. Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent Office (“USPTO”) granted a request for reexamination of the patent in question. On May 25, 2006, the USPTO issued its first office action confirming a majority of the claims in the ‘672 patent, while rejecting some claims. On June 28, 2006, the Court issued a claim construction ruling. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation and, in the event there is an adverse outcome, our business could be harmed.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. The complaints allege that Mr. Igbinadolor is the owner of the patents and trademark allegedly infringed. On November 10, 2004, we filed our answer, affirmative defenses and counterclaims and on January 31, 2005, we filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in our favor and in favor of the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. On August 3, 2005, the district court requested that defendants notify the court as to whether they intend to pursue their declaratory judgment counterclaims. On August 23, 2006, counsel for TiVo and Sony requested that the district court dismiss without prejudice their declaratory judgment counterclaims on the belief that the district court’s July 18, 2005 summary judgment order in favor of the defendants will be affirmed by the Federal Circuit thereby obviating the need to pursue the counterclaims. We are incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, our business could be harmed.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States, that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified us of the claims against it in this lawsuit as required by our agreement with Humax. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the Court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, United States Magistrate Judge Caroline M. Craven for the United States District Court, Eastern District of Texas, issued a stay of the case pending the United States Patent and Trademark Office (USPTO) completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. We intend to defend this action vigorously; however, we could be forced to incur material expenses in connection with this lawsuit and/or as a result of our indemnification obligations and, in the event there is an adverse outcome, our business could be harmed.

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (“ECC”) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On March 9, 2005, the Court denied motions to dismiss and transfer our patent infringement case against EchoStar Communications Corporation and its affiliates. On August 18, 2005, the Court issued a claim construction order. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. The jury ruled that our patent is valid and that all nine of the asserted claims in our patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the USPTO issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On June 26-28, 2006, the Court held a bench trial on the defendants’ remaining defenses, including inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted our motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. The Court denied our request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On August 18, 2006, the United States Court of Appeals for the Federal Circuit temporarily stayed the district court’s injunction. The court stated that the temporary stay was not based on a consideration of the merits of EchoStar’s request. The Company is incurring material expenses in this litigation.

We face risks in connection with our licensing and marketing agreements with Comcast and Cox for the development of a TiVo-branded DVR software solution and advertising management system for deployment to Comcast and Cox customers.

We may never develop the purchased TiVo-branded DVR software solution and/or advertising management system. Pursuant to our agreement with Comcast, development and deployment of the TiVo service software solution is targeted to occur within two years from March 15, 2005. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008. Similarly, there are separate deadlines associated with our development and deployment of the TiVo service software solution and advertising management system in our agreement with Cox. We could be subject to certain consequences, including, but not limited to, termination of these agreements in the event development of the TiVo service software solution and the TiVo advertising management system are not completed by the relevant deadlines. Our ability to develop and enable deployment by Comcast and Cox of the TiVo service software solution and advertising management system by the relevant deadlines could be delayed or prevented by technological problems or a lack of available resources to meet our obligations under the agreement. In the event we fail to deliver either the TiVo service software solution and/or advertising management system to Comcast or Cox by the relevant deadlines, our agreements with Comcast and/or Cox could be terminated and our business could be harmed.

We may not be successful in our agreements with Comcast and Cox. Our ability to benefit from our agreements with Comcast and Cox are dependent upon the mass-deployment and adoption of the TiVo service software solution by Comcast and Cox customers. Additionally, our ability to benefit from our agreements with Comcast and Cox are dependent upon our ability to successfully sell advertising to third parties. Furthermore, Comcast and Cox each have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast or Cox receive under their respective agreements with us, they may be entitled to receive the new more favorable terms. Additionally, Comcast and Cox each have the right to terminate its agreement with us in the event we are subject to certain specified change of control transactions involving companies specified in their respective agreements. In the event any of these events occurred, we would have difficulty generating revenues under these agreements and our business could be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 140 Scott Drive, Menlo Park, California on August 2, 2006. Out of 86,300,053 shares of Common Stock (as of the record date of June 7, 2006) entitled to vote at the meeting, 77,998,249 shares were present in person or by proxy.

The vote for nominated directors, to serve until the 2007 Annual Meeting of Stockholders, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
Michael Ramsay	77,537,339	460,910
Randy Komisar	77,426,913	571,336
Geoffrey Y. Yang	74,638,530	3,359,719

The following directors’ terms of office continued after the meeting: Charles B. Fruit, Mark W. Perry, Joe Uva, and David M. Zaslav.

The results of voting on the ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2007, were as follows:

IN FAVOR	OPPOSED	ABSTAIN
77,708,523	204,483	85,243

ITEM 5. OTHER INFORMATION.

On August 22, 2006, we entered into a non-exclusive licensing and distribution agreement with Cox Communications (“CoxCom, Inc.” or “Cox”). Pursuant to our agreement, we have agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer TiVo DVR and advertising software to its customers and advertising clients respectively. In addition, we have agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

Under the agreement, Cox will pay us a recurring monthly fee per box receiving the TiVo service through Cox. Cox will also pay us fees for engineering services for the development and integration of the TiVo service software solution and the advertising management system. Cox will also pay us commissions on certain new subscribers who use the TiVo service as offered by Cox.

The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, we will provide Cox with certain customer support and maintenance services. We will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Cox. We will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of our agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse TiVo for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if we enter into future agreements with multi-channel video distributors whose commitment to deploy TiVo DVR and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event we are the subject of certain change of control transactions involving any of certain specified companies.

On August 23, 2001, five-year warrants were issued to convertible noteholders and bankers to purchase 2,192,404 shares of our common stock at an exercise price of $7.85. On August 28, 2006, several of these holders exercised their warrants resulting in the issuance of 424,150 shares of our common stock, pursuant to the terms of the agreement, and net proceeds of approximately $3.3 million. The balance of the warrants that would have resulted in the issuance of 1,768,254 shares of TiVo Inc. common stock expired unexercised.

On August 23, 2006, we entered into an amendment of our licensing agreement with Gemstar which expanded the scope of the licenses granted to TiVo to include service provider-provisioned devices (e.g., devices distributed by cable & satellite operators, telephone, and/or broadband service providers), where the service provider does not otherwise have an applicable license from Gemstar-TVGuide, and on which TiVo enables its software. The amendment also provides that TiVo’s online scheduling capability will be integrated with the TVGuide.com website.

On September 5, 2006 we sold 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share in an underwritten public offering. The sale of the shares closed on September 11, 2006. The sale of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.7 million after deducting our estimated offering expenses of $310,000. We intend to use the net proceeds from the sale of our common stock for general corporate purposes, which may include: funding research, development, sales and marketing; increasing our working capital; reducing indebtedness; and capital expenditures. Pending the application of the net proceeds, we expect to invest the net proceeds primarily in U.S government securities and money market funds, as well as in investment-grade, interest-bearing securities.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Letter Agreement, dated June 8, 2006, between TiVo Inc. and Steven J. Sordello.

10.2+	License and Distribution Agreement, dated as of August 22, 2006, between CoxCom, Inc. and TiVo Inc.

10.3+	Service Provider Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc.

10.4+	Remote Scheduling Agreement to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc.

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 11, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated September 11, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 11, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated September 11, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

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

TIVO INC.

Date: September 11, 2006	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers President and Chief Executive (Principal Executive Officer)

Date: September 11, 2006	By:	/s/ STEVEN J. SORDELLO
Steven J. Sordello Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)