Form 10-Q
period 2006-10-31
TIVO INC
filed 2006-12-11
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 96,776,496 as of November 29, 2006.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A, “Risk Factors” in this and our preceding quarterly reports and contained under the caption Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 1A “Risk Factors” in this quarterly report and our quarterly reports for the quarters ended April 30, 2006 and July 31, 2006, and in Part I, Item 1A “Risk Factors” in our most recent annual report for a more detailed description of these significant risks and uncertainties.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2006	January 31, 2006
		Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,898	$85,298
Short-term investments	28,067	18,915
Accounts receivable, net of allowance for doubtful accounts of $121 and $56	27,300	20,111
Finished goods inventories	34,107	10,939
Prepaid expenses and other, current	4,327	8,744

Total current assets	172,699	144,007
LONG-TERM ASSETS
Property and equipment, net	10,874	9,448
Purchased technology, capitalized software, and intangible assets, net	17,580	5,206
Prepaid expenses and other, long-term	597	347

Total long-term assets	29,051	15,001

Total assets	$201,750	$159,008

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,278	$24,050
Accrued liabilities	32,553	37,449
Deferred revenue, current	56,596	57,902

Total current liabilities	117,427	119,401
LONG-TERM LIABILITIES
Deferred revenue, long-term	51,550	67,575
Deferred rent and other	2,208	1,404

Total long-term liabilities	53,758	68,979

Total liabilities	171,185	188,380
COMMITMENTS AND CONTINGENCIES (see Note 10)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued shares are 96,922,295 and 85,376,191, respectively and outstanding shares are 96,841,792 and 85,376,191, respectively	97	85
Additional paid-in capital	753,373	667,055
Deferred compensation	—	(2,421)
Accumulated deficit	(722,335)	(694,091)
Less: Treasury stock, at cost - 80,503 shares	(570)	—

Total stockholders’ equity (deficit)	30,565	(29,372)

Total liabilities and stockholders’ equity (deficit)	$201,750	$159,008

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		Adjusted		Adjusted
Revenues
Service and technology revenues	$52,616	$43,197	$160,605	$123,891
Hardware revenues	27,978	24,652	53,666	39,827
Rebates, revenue share, and other payments to channel	(14,934)	(18,234)	(32,932)	(27,860)

Net revenues	65,660	49,615	181,339	135,858
Cost of revenues
Cost of service and technology revenues (1)	13,826	8,508	44,256	24,832
Cost of hardware revenues	31,925	24,667	68,678	48,006

Total cost of revenues	45,751	33,175	112,934	72,838

Gross margin	19,909	16,440	68,405	63,020

Research and development (1)	12,221	9,712	37,973	30,394
Sales and marketing (1)	10,123	10,006	25,856	24,410
General and administrative (1)	9,811	11,702	35,961	26,249

Total operating expenses	32,155	31,420	99,790	81,053

Loss from operations	(12,246)	(14,980)	(31,385)	(18,033)
Interest income	1,291	826	3,341	2,184
Interest expense and other	(133)	(10)	(165)	(13)

Loss before income taxes	(11,088)	(14,164)	(28,209)	(15,862)
Provision for income taxes	(4)	—	(35)	(51)

Net loss	$(11,092)	$(14,164)	$(28,244)	$(15,913)

Net loss per common share - basic and diluted	$(0.12)	$(0.17)	$(0.32)	$(0.19)

Weighted average common shares used to calculate basic and diluted net loss per share	91,930,061	84,200,655	87,680,571	83,362,402

(1) Includes stock-based compensation expense (benefit) as follows :
Cost of service and technology revenues	$365	$—	$1,035	$—
Research and development	1,608	(6)	4,177	(131)
Sales and marketing	474	20	1,264	(20)
General and administrative	1,636	151	4,257	199

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
							Adjusted	Adjusted
BALANCE JANUARY 31, 2006	85,376,191	$85	—	$—	$667,055	$(2,421)	$(694,091)	$(29,372)
Issuance of common stock upon exercise of common stock options	737,222	1	—	—	3,723	—	—	3,724
Issuance of restricted shares of common stock	69,040	—	—	—	259	—	—	259
Deferred compensation - reversal due to FAS 123R	—	—	—	—	(2,421)	2,421	—	—
Recognition of stock based compensation expense, net	—	—	—	—	3,087	—	—	3,087
Net loss	—	—	—	—	—	—	(10,704)	(10,704)

BALANCE APRIL 30, 2006	86,182,453	$86	—	—	$671,703	$—	$(704,795)	$(33,006)
Issuance of common stock upon exercise of common stock options	562,506	1	—	—	2,523	—	—	2,524
Issuance of common stock related to Employee Stock Purchase Plan	279,473	—	—	—	1,290	—	—	1,290
Issuance of restricted shares of common stock	20,000	—	—	—	—	—	—	—
Cancellation of restricted shares of common stock	(4,391)	—	—	—	(27)	—	—	(27)
Recognition of stock based compensation expense, net	—	—	—	—	3,563	—	—	3,563
Net loss	—	—	—	—	—	—	(6,448)	(6,448)

BALANCE JULY 31, 2006	87,040,041	$87	—	—	$679,052	$—	$(711,243)	$(32,104)
Issuance of common stock upon exercise of common stock options	469,507	1	—	—	2,401	—	—	2,402
Issuance of common stock related to equity offering, net	8,264,463	8	—	—	64,508	—	—	64,516
Issuance of common stock related to warrant exercise	908,381	1	—	—	3,329	—	—	3,330
Issuance of restricted shares of common stock	159,400	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(80,503)	(570)	—	—	—	(570)
Recognition of stock based compensation expense, net	—	—	—	—	4,083	—	—	4,083
Net loss	—	—	—	—	—	—	(11,092)	(11,092)

BALANCE OCTOBER 31, 2006	96,841,792	$97	(80,503)	$(570)	$753,373	$—	$(722,335)	$30,565

The accompanying notes are an integral part of these condensed consolidated statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2006	2005
		Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,244)	$(15,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	5,815	4,591
Recognition of stock-based compensation expense	10,733	48
Changes in assets and liabilities:
Accounts receivable, net	(7,189)	(3,713)
Finished goods inventories	(23,168)	(9,079)
Prepaid expenses and other	4,167	(2,000)
Accounts payable	3,853	16,111
Accrued liabilities	(4,652)	(2,627)
Deferred revenue	(17,331)	613
Deferred rent and other long-term liabilities	804	(293)

Net cash used in operating activities	$(55,212)	$(12,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(13,502)	(5,375)
Sales of short-term investments	4,350	10,625
Acquisition of property and equipment	(6,115)	(3,897)
Acquisition of capitalized software and intangibles	(13,125)	(3,915)

Net cash used in investing activities	$(28,392)	$(2,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	—	3,500
Payments to bank line of credit	—	(8,000)
Proceeds from issuance of common stock, net	64,516	—
Proceeds from issuance of common stock related to exercise of warrants	3,330	—
Proceeds from issuance of common stock related to exercise of common stock options	8,638	6,443
Proceeds from issuance of common stock related to employee stock purchase plan	1,290	2,242
Treasury Stock - repurchase of restricted stock for tax withholding	(570)	—

Net cash provided by financing activities	$77,204	$4,185

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,400)	$(10,639)

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2006	2005
		Adjusted
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	85,298	87,245

Balance at end of period	$78,898	$76,606

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$48	$13
Cash paid for income taxes	34	51
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of forfeiture of unvested restricted common stock	—	625

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

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third parties such as DIRECTV, Comcast, and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2006 and January 31, 2006 and the results of operations for the three and nine-month periods ended October 31, 2006 and 2005 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2006 and 2005. Additionally, included is the unaudited statement of stockholders’ equity (deficit) for the three month periods ended April 30, 2006, July 31, 2006, and October 31, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of January 31, 2006 and 2005, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as updated by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006. Operating results for the three and nine-month periods ended October 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2007.

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

Hardware Revenues. For product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. These allowances are recorded as a direct reduction of revenues and accounts receivable. For direct product sales to end-users prior to March 15, 2006, hardware revenues were recognized upon shipment by TiVo to the end-users provided all appropriate revenue recognition criteria were met. After March 15, 2006, the Company began selling DVRs and service directly to end-users through Bundled Sales Programs – see Bundled Sales Programs.

Bundled Sales Programs. Prior to March 15, 2006, the Company sold DVRs directly to end-users for no cost or at a substantial discount when bundled with a gift subscription contract under certain marketing or promotion programs. These were considered multiple element arrangements, which met the requirements for separation under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The prepaid fee was allocated to the hardware and service based on their relative fair values and recognized in accordance with the respective accounting policies stated above.

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription of one to three years. Unlike the bundled sales programs offered prior to March 15, 2006, the customer receives a TiVo DVR and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customer has various pricing options at which they can renew the subscription. During the quarter ended April 30, 2006, these bundled sale programs did not meet the requirements for separation under EITF 00-21. As a result, for both the monthly and prepaid programs, the entire arrangement fee was recognized ratably over the subscription period and was classified as Service Revenue in the condensed consolidated statements of operations. However, as of the quarter ended October 31, 2006, the bundled sales programs have met the requirements for separation under EITF 00-21 since TiVo now has sufficient data to support fair value for the subscription element in the arrangement. As a result, for these certain prepaid programs, revenue is now allocated to the DVR and subscription based on the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being recognized over the term of the service commitment.

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

Stock-Based Compensation

The Company has Equity Incentive Plans and an Employee Stock Purchase Plan (“ESPP”), under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Currently, the Company grants options from (1) the 1999 Equity Incentive Plan, under which options could be granted to all employees, including executive officers; and (2) the 1999 Non-Employee Directors’ Stock Option Plan, under which options are granted automatically to non-employee directors. In addition, TiVo’s stock option program includes the 1997 Equity Incentive Plan, from which the Company currently does not grant options, but may do so. Upon the exercise of options, the Company issues new common stock from its authorized shares.

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

TiVo has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended October 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

Advertising Costs

The Company expenses advertising costs related its products and service as the advertising services are provided. Advertising expenses were $3.2 million and $6.9 million for the three and nine months ended October 31, 2006, respectively and $3.5 million and $6.3 million for the three and nine months ended October 31, 2005, respectively.

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

The majority of the Company’s customers for service revenues are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to these customers as service revenue is primarily obtained through credit card sales. DIRECTV represented approximately 11% and 15% of net revenues and 8% and 15% of net accounts receivable for the nine months ended October 31, 2006 and 2005, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms. One retailer generated 8% and 14% of the Company’s net revenues and 27% and 50% of the net accounts receivable for the nine months ended October 31, 2006 and 2005, respectively. Comcast represented approximately 7% of net revenues for the nine months ended October 31, 2006.

The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer; based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has an agreement with Tribune Media Services, its sole supplier of programming guide data for the TiVo service. In the instance where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

3. COMMON STOCK AND STOCKHOLDERS EQUITY/(DEFICIT)

On August 23, 2001, five-year warrants were issued to convertible noteholders and bankers to purchase 2,192,404 shares of TiVo’s common stock at an exercise price of $7.85. On August 28, 2006, several of these holders exercised their warrants resulting in the issuance of 424,150 shares of TiVo’s common stock, pursuant to the terms of the agreement, and net proceeds of approximately $3.3 million. The balance of the warrants that would have resulted in the issuance of 1,768,254 shares of TiVo Inc. common stock expired unexercised.

In September 2006, we had a cashless exercise of 1,323,120 four-year warrants at an exercise price of $5.00 resulting in the issuance of 484,231 shares of our common stock.

On September 11, 2006 the Company issued 8,264,463 shares of its common stock, par value $.001 per share, at $7.865 per share to institutional investors. The issuance of shares was registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting the Company’s estimated offering expenses of $484,000.

4. EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise options prior to full vesting. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase the unvested shares at the original option price. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of October 31, 2006, 475,430 shares of the total authorized remain available for future grants.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of October 31, 2006, the number of shares authorized for option grants under the 1999 Plan is 38,363,130. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares, up to a maximum of 40,000,000 shares. As of October 31, 2006, 13,701,991 shares of the total authorized remain available for future stock option grants.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,200,000, subject to an annual increase of 100,000 shares. As of October 31, 2006, 543,333 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. This plan has also incorporated a one-year look back feature in its provisions except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods previously began on May 1 and on November 1 of each year, and now begin on January 1 and on July 1 of each year, and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of October 31, 2006, the total number of shares reserved for issuance under this plan is 3,500,000. The number of shares available for stock issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. As of October 31, 2006, of the total 3,500,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 828,118 shares available for future purchases.

Stock Award Activity

A summary of the stock options activity and related information for the nine months ended October 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Outstanding at January 31, 2006	16,791	$7.16
Grants	5,093	6.85
Exercises	(1,769)	4.88
Forfeitures or expirations	(1,454)	8.20

Outstanding at October 31, 2006	18,661	$7.21	7.42	$11,577

Exercisable at October 31, 2006	9,482	$8.16	6.03	$6,545

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $6.39 as of October 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $1.2 million and $4.6 million for the three and nine months ended October 31, 2006, respectively, and $264,000 and $2.9 million for the three and nine months ended October 31, 2005, respectively.

Net cash proceeds from the exercise of stock options were $2.4 million and $8.6 million for the three and nine months ended October 31, 2006, respectively, and $580,000 and $6.4 million for three and nine months ended October 31, 2005, respectively. Options outstanding that have vested and are expected to vest as of October 31, 2006 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Vested	9,482	$8.16	6.03	$6,545
Expected to vest	4,765	$6.23	8.73	$2,728

Total	14,247	$7.24	6.93	$9,273

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R, which are estimated when compensation costs are recognized.

Performance-Based Awards

The number of shares authorized and available for awards under the performance-based awards plan as of October 31, 2006 and is 594,000 shares. The number of the shares to be issued, their grant date and exercise price will be determined in the first quarter of fiscal 2008. As of October 31, 2006, total compensation costs recognized related to these performance-based awards was approximately $186,000.

Unvested Stock

The Company had 492,400 restricted stock awards outstanding as of October 31, 2006, which were excluded from the options outstanding balances in the preceding tables. The total aggregate grant date fair value was $3.4 million. Aggregate intrinsic value of restricted stock awards at October 31, 2006 was $3.2 million based on the Company’s closing stock price on October 31, 2006. Approximately 130,000 and 227,000 of the previously granted restricted stock awards vested during the three and nine months ended October 31, 2006, respectively, and none and 9,000 during the three and nine months ended October 31, 2005, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $652,600 and $1.3 million for the three and nine months ended October 31, 2006, respectively, and approximately $0 and $92,000 for three and nine months ended October 31, 2005, respectively.

The following table summarizes the Company’s unvested stock activity for the nine months ended October 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2006	480	$6.11
Granted	248	$7.38
Vested	(227)	$5.69
Forfeited	(9)	$6.71

Unvested stock at October 31, 2006	492	$6.94

5. STOCK-BASED COMPENSATION

Total stock-based compensation recognized on the unaudited condensed consolidated statements of operations for the three and nine months ended October 31, 2006 is as follows:

	Three Months Ended October 31, 2006
	SARs/Option Grants and Stock Purchase Rights (Fair Value Method)	Restricted Stock Purchase (Intrinsic Value Method)
	(In thousands, except per share amount)
Cost of revenues	$365	$—
Research and development	1,455	153
Sales and marketing	386	88
General and administrative	1,407	229

Stock-based compensation effect before income taxes	$3,613	$470
Income tax benefit	—	—

Total stock-based compensation effects in net income	$3,613	$470

Stock-based compensation effect on basic and diluted earnings per common share	$0.04	$0.00

	Nine Months Ended October 31, 2006
	SARs/Option Grants and Stock Purchase Rights (Fair Value Method)	Restricted Stock Purchase (Intrinsic Value Method)
	(In thousands, except per share amount)
Cost of revenues	$1,035	$—
Research and development	3,859	318
Sales and marketing	998	266
General and administrative	3,600	657

Stock-based compensation effect before income taxes	$9,492	$1,241
Income tax benefit	—	—

Total stock-based compensation effects in net income	$9,492	$1,241

Stock-based compensation effect on basic and diluted earnings per common share	$0.11	$0.01

As of October 31, 2006, $35.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.95 years. As of October 31, 2006, $2.9 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.97 years.

No income tax benefit was realized from stock option exercises during the three and nine months ended October 31, 2006 and October 31, 2005, respectively. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Proforma information required under SFAS No. 123R for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans, was as follows:

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net loss, as reported	$(14,164)	$(15,913)
Add back: stock-based compensation expense recognized, net of related tax effects	165	48
Pro forma effect of stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,869)	(7,702)

Net loss, pro forma	$(16,868)	$(23,567)

Basic and diluted loss per common share, as reported	$(0.17)	$(0.19)

Basic and diluted loss per common share, pro forma	$(0.20)	$(0.28)

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life pursuant to Staff Accounting Bulletin No. 107 “Share Based Payments”. The interest rate is based on the average of U.S. Treasury yield curve for the expected life of the award.

The assumptions used for the three and nine months ended October 31, 2006 and October 31, 2005, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	Stock Options
	Three Months Ended		Nine Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Expected life (in years)	6.25	3.30	6.25	3.90
Interest rate	4.69%	4.21%	4.81%	3.64%
Volatility	69.55%	50.00%	81.53%	60.00%
Dividend yield	—	—	—	—

Weighted-average fair value during the period	$4.72	$1.80	$5.02	$2.34

	ESPP
	Three Months Ended		Nine Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Expected life (in years)	0.77	0.50	0.56	0.50
Interest rate	4.98%	3.79%	4.97%	3.38%
Volatility	52.04%	50.00%	57.14%	57.00%
Dividend yield	—	—	—	—

Weighted-average fair value during the period	$1.97	$1.90	$2.11	$2.23

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	October 31, 2006	January 31, 2006
	(In thousands)
Furniture and fixtures	$3,365	$3,285
Computer and office equipment	16,562	20,946
Lab equipment	1,885	2,392
Leasehold improvements	7,670	6,319
Capitalized software	10,939	9,926

Total property and equipment	40,421	42,868
Less: accumulated depreciation and amortization	(29,547)	(33,420)

Property and equipment, net	$10,874	$9,448

7. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	October 31, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(209)	$1,291	$—	$—	$—
Capitalized software	1,951	(706)	1,245	1,951	(404)	1,547
Intellectual property rights	16,265	(1,221)	15,044	4,265	(606)	3,659

Total purchased technology, capitalized software, and intangible assets	$19,716	$(2,136)	$17,580	$6,216	$(1,010)	$5,206

In September 2006, the Company entered into a cross-licensing agreement with IBM under which each party granted to the other a non-exclusive, worldwide, royalty-free license to such party’s patents that are entitled to a priority date on or before September 28, 2006, including all patents and patent applications in existence as of that date with limited exceptions. The license granted by IBM to the Company extends to all products other than general purpose data processing products and data storage devices that are primarily sold separately from other hardware. The license that the Company granted to IBM extends to all products other than digital media recorders and digital media recorder software. No license was granted, directly or by implication, to permit the combination of any product with any other item. This license is being amortized over the period of its estimated benefit period of 7 years.

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense was $527,000 and $1.1 million for the three and nine months ended October 31, 2006, respectively. Amortization expense was $249,000 and $656,000 for the three and nine months ended October 31, 2005. Estimated annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2007 (3 months)	$812
January 31, 2008	3,247
January 31, 2009	3,214
January 31, 2010	2,810
January 31, 2011	2,273
January 31, 2012	2,274
There after	2,950

Total	$17,580

8. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s minimum warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase also known as the Limited Warranty. For products purchased under the Bundled Sales Programs, the Company extends the Limited Warranty for the duration of the customer’s commitment. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At October 31, 2006 and 2005, the accrued warranty reserve was $400,000 and $830,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

9. NET LOSS PER COMMON SHARE

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

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of October 31
	2006	2005
Repurchasable common stock	—	11,937
Unvested restricted stock outstanding	492,400	480,000
Options to purchase common stock	18,661,115	17,617,015
Potential shares to be issued from ESPP	516,919	166,453
Warrants to purchase common stock	—	3,515,524

Total	19,670,434	21,790,929

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On June 26-28, 2006, the Court held a bench trial on the defendants’ remaining defenses, including inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The Court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. The Company is incurring material expenses in this litigation.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the Court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, United States Magistrate Judge Caroline M. Craven for the United States District Court, Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend this action vigorously; however, the Company is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the USPTO granted a request for reexamination of the patent in question. On May 25, 2006, the USPTO issued its first office action confirming a majority of the claims in the ‘672 patent, while rejecting some claims. On June 28, 2006, the Court issued a claim construction ruling. In November 2006, the Company and the other defendants entered into an immaterial settlement agreement with Compression Labs under which the claims against the Company will be dismissed without prejudice.

In August and September 2004, Phillip Igbinadolor, on behalf of himself, filed complaints against TiVo, Sony Corporation, Sony Electronics, Inc., Sony Corporation of America, JVC, Clarrion Corporation of America, and Philips Consumer Electronics Company in the U.S. District Court for the Eastern District of New York alleging infringement of U.S. Patent Nos. 395,884 and 6,779,196 and U.S. Trademark No. 2,260,689, each relating to an “integrated car dubbing system.” The complaints were consolidated into one action captioned Igbinadolor v. Sony Corporation et al. On November 10, 2004, the Company filed its answer, affirmative defenses and counterclaims and on January 31, 2005, the Company filed a motion for summary judgment. On July 18, 2005, the Court granted summary judgment in favor of the Company and the other defendants on the ground that, as a matter of law, there is no infringement of either the patents or the trademark. On August 30, 2005, Mr. Igbinadolor filed a notice of appeal with the United States Court of Appeals for the Federal Circuit appealing the July 18, 2005 summary judgment order. The Federal Circuit docketed the appeal on September 2, 2005. On October 31, 2005, counsel for JVC submitted a letter on behalf of JVC, Sony, TiVo and Clarion advising the Federal Circuit that JVC, Sony and TiVo have declaratory judgment counterclaims for invalidity that remain pending before the district court and requesting that the appeal be dismissed as premature because the district court’s decision was not a final appealable order. On February 10, 2006, the Federal Circuit issued an order dismissing the entire consolidated appeal as premature. This order was issued as a mandate on March 3, 2006 and jurisdiction was transferred back to the district court. On August 3, 2006, the district court requested that defendants notify the court as to whether they intend to pursue their declaratory judgment counterclaims. On August 23, 2006, counsel for TiVo and Sony requested that the district court dismiss without prejudice their declaratory judgment counterclaims on the belief that the district court’s July 18, 2005 summary judgment order in favor of the defendants will be affirmed by the Federal Circuit thereby obviating the need to pursue the counterclaims. No loss is probable or estimable at this time. The Company is incurring expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, TiVo’s business could be harmed.

Consumer Litigation. On December 22, 2005, a consumer class action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of the Company’s gift subscriptions which were allegedly sold to consumers in violation of a California law that restricts the sale of gift certificates in California containing an expiration date. In November 2006, the Company entered into a settlement agreement with the plaintiffs which is expected to result in dismissal of the action in the Company’s first quarter of fiscal year 2008. The Company has accrued $120,000 in settlement costs, which is located on the balance sheet under accrued liabilities.

Securities Litigation. On June 12, 2001, a securities class action lawsuit in which the Company and certain of its officers and directors are named as defendants was filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering as defendants. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from October 31, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these alleged arrangements. More than 150 issuers have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the TiVo defendants) was filed by the entire group of issuer defendants in these similar actions. On October 8, 2002, TiVo’s officers were dismissed as defendants in the lawsuit. On February 19, 2003, the court in this action issued its decision on defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to TiVo but denied the motion to dismiss the Section 11 claim as to TiVo and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of October 31, 2006.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2006, the Company has only accrued a liability for Nolz, et al. v. TiVo as the other lawsuits filed against the Company have not met the conditions for an accrual to be made. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. On April 27, 2006, the Company entered into the First Amendment to Lease Agreement, dated as of February 1, 2006, which amends the Lease Agreement, dated as of October 6, 1999. Under the Amendment, the Company extended for an additional three years, from March 9, 2007 to January 31, 2010, the current Lease Agreement. Under the terms of the Amendment, monthly rent is approximately $165,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for the nine months ended October 31, 2006 and 2005 was $1.6 million and $2.2 million, respectively.

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

Operating lease cash payments for the nine months ended October 31, 2006 and 2005 were $1.3 million and $2.6 million, respectively.

Future minimum operating lease payments as of October 31, 2006, were as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2007 (3 months)	$572
January 31, 2008	2,327
January 31, 2009	2,386
January 31, 2010	2,430

Total	$7,715

11. COMCAST AGREEMENT

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

On March 28, 2006, the Company executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008. Concurrently, the Company also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. Effective October 23, 2006, the Company entered into the Second Amendment to the Licensing and Marketing Agreement, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The Second Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Experience from the second anniversary of the Effective Date of the Agreement to June 30, 2007 or such later date as maybe agreed upon by the parties. The Second Amendment also allows the parties to extend the date for acceptance of the TiVo Interactive Advertising Management System to such later date as maybe agreed upon by the parties.

Under the licensing and marketing agreement, Comcast paid TiVo an upfront fee that the Company recorded as deferred revenue. This upfront fee, subsequent milestone payments, and related costs were initially deferred as the arrangement was not complete. Development costs were $4.6 million, as of January 31, 2006, and were classified on the consolidated balance sheet under prepaid expense and other, current. During the three-months ended April 30, 2006 the companies agreed upon the engineering services to be delivered. As a result, the Company recognized all costs ($4.6 million of these deferred costs and $2.6 million of incremental costs for the quarter ended April 30, 2006) and an equal amount of revenues on its unaudited condensed consolidated financial statements. For the three months ended July 31, 2006 and October 31, 2006, the Company recognized an additional $3.0 million and $2.9 million, respectively, in costs and revenues. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. Consequently, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.

Development and deployment of the TiVo service software solution is targeted to occur within two years from the date of the licensing and marketing agreement. Development and deployment of the TiVo Interactive Advertising Management System is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008, unless a later date is agreed upon by the parties. In the event development of the TiVo service software solution and the TiVo Interactive Advertising Management System have not been completed by the relevant deadlines, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and TiVo Interactive Advertising Management System, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

12. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

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

13. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest of 49.3% in TGC, Inc. (“TGC”), a newly formed independent entity. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity.

During the nine months ended October 31, 2005 and 2006, the Company paid and recognized as research and development expense $600,000 and $400,000, respectively, related to various research and development services provided by TGC.

During the nine months ended October 31, 2006 the Company capitalized $1.5 million as purchased technology related to assets it acquired from TGC. Of the $1.5 million, $1.1 million was paid as of October 31, 2006 and the remaining $375,000 payment is due on or before March 31, 2007.

14. COX AGREEMENT

On August 22, 2006, TiVo entered into a non-exclusive licensing and distribution agreement with Cox Communications (“CoxCom, Inc.” or “Cox”). Pursuant to the agreement, the Company has agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer TiVo DVR and advertising software to its customers and advertising clients respectively. In addition, the Company has agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

Under the agreement, Cox will pay TiVo a recurring monthly fee per box receiving the TiVo service through Cox. Cox will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution and the advertising management system. Cox will also pay the Company commissions on certain new subscribers who use the TiVo service as offered by Cox.

The initial term of the Company’s agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, the Company will provide Cox with certain customer support and maintenance services. The Company will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Cox. The Company will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of our agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse TiVo for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if the Company enters into future agreements with multi-channel video distributors whose commitment to deploy TiVo DVR and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. The Company has not yet recognized any revenues or expenses under this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K and current report on Form 8-K filed on July 21, 2006, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this report and our quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2006 and July 31, 2006, as well as other cautionary statements and risks described elsewhere in this Report and our most recent annual report on Form 10-K and Current Report on Form 8-K filed on July 21, 2006, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service improves home entertainment by providing consumers with an easy way to record, watch, and control television with such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, TiVo KidZone, and online scheduling. As of October 31, 2006, there were just over 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through agreements with leading television service providers such as currently DIRECTV and in the future, in the U.S. through Comcast, and Cox, and internationally, in Mexico through Cablevisión, S.A. de C.V., as well as in the U.S. through the sale of TiVo enabled DVR’s through our website and through consumer electronics retailers. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research.

Executive Overview and Outlook of Financial Results

During the three and nine months ended October 31, 2006, we experienced growth in our overall subscription base and service revenues through our continued investment in marketing and research and development. Additionally, we continued to invest in subscription acquisition activities to expand our subscription base and promote the TiVo brand for future partnerships. TiVo-Owned subscriptions gross additions in the third quarter of fiscal year 2007 were approximately 101,000, which was an increase of 10% from the quarter ended October 31, 2005. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to increase due at least in part to the new multi-tiered pricing structure and bundled sales program we have implemented which includes a TiVo DVR in exchange for customer commitment to either a one, two, or three year service plan. We expect to continue achieving growth in our TiVo-Owned subscription base in fiscal 2007; however, we expect this growth to be offset by losses in our DIRECTV subscription base as DIRECTV shifts their focus on new deployments to a competing DVR technology and our current DIRECTV with TiVo subscriptions continue to churn out over time.

The following table sets forth selected information as of the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands)
		Adjusted		Adjusted
Service and technology revenues	$52,616	$43,197	$160,605	$123,891
Net revenues	$65,660	$49,615	$181,339	$135,858
Cost of revenues	(45,751)	(33,175)	(112,934)	(72,838)
Operating expenses	(32,155)	(31,420)	(99,790)	(81,053)

Loss from operations	$(12,246)	$(14,980)	$(31,385)	$(18,033)

Cash flows from operating activities			$(55,212)	$(12,262)

Service and Technology Revenues. Our service and technology revenues increased $9.4 million or 22% during the three months ended October 31, 2006 compared to the same prior-year period. This increase was primarily a result of an increase of $6.7 million in subscription revenue due to continued growth in our subscription base and the recognition of Comcast development revenue of $2.9 million.

Net Revenues. In addition to service and technology revenues, our net revenues include our hardware revenues as well as any offsetting effects of contra-revenue such as rebates, revenue shares, and other payments to channel. Net revenues increased by $16.0 million or 32% during the three months ended October 31, 2006 compared to the same prior-year period. Service and technology revenues increased significantly and we also experienced an increase in hardware revenues due to the rollout of our new TiVo Series2™ DT Box (dual tuner model) and TiVo Series3™ HD Digital Media Recorder coupled with a decrease in rebates, revenue shares, and other payments to channel.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $12.6 million or 38% during the three months ended October 31, 2006. The cost of service and technology revenues for the three months ended October 31, 2006 increased by $5.3 million, or 63%, compared to the same prior-year period primarily as a result of the recognition of Comcast development cost of revenues of $2.9 million and incremental costs associated with a larger subscription base. The cost of hardware revenues for the three months ended October 31, 2006 increased by $7.3 million or 29%, compared to the same prior-year period, and this increase is a result of our full recognition of hardware costs associated with our bundled sales coupled with the higher costs associated with our new Series3™ HD Digital Media Recorder.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $735,000 or 2% during the three months ended October 31, 2006 compared to the same prior-year period. These costs remained relatively flat, despite an increase in costs associated with increased headcount related expenses of $2.1 million coupled with increased stock-based compensation expense of $3.6 million. These costs were partially offset by a decrease of $4.0 million largely due to the decrease in expenses related to the EchoStar litigation.

Cash Flows from Operating Activities. Our net cash used in operating activities for the nine months ended October 31, 2006 was $55.2 million, as compared to $12.3 million used in operating activities for the same prior-year period. This increase in cash flows used in operating activities is due to an increase in net loss of $12.3 million, increased inventory expenditures of $14.1 million in preparation for our holiday season and a decrease in deferred revenues of $17.9 million due to our discontinuation of the lifetime subscription plan.

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

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005
TiVo-Owned Subscription Gross Additions:	101	74	91	221	92	77	104	276
Subscription Net Additions:
TiVo-Owned	53	30	51	183	55	40	72	251
DIRECTV	-37	-29	2	173	379	214	247	447

Total Subscription Net Additions	16	1	53	356	434	254	319	698
Cumulative Subscriptions:
TiVo-Owned	1,625	1,572	1,542	1,491	1,308	1,253	1,213	1,141
DIRECTV	2,809	2,846	2,875	2,873	2,700	2,321	2,107	1,860

Total Cumulative Subscriptions	4,434	4,418	4,417	4,364	4,008	3,574	3,320	3,001
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	55%	53%	52%	51%	51%	51%	51%	50%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We previously offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. During the first quarter of fiscal year 2007, we discontinued general sale of the product lifetime service option. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends, and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six months are not counted in this total. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

We believe TiVo-Owned subscription net additions for the three months ended October 31, 2006 decreased by 2,000 compared to the same prior-year period largely due to an increase in churn resulting from a larger subscription base and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s TiVo and non-TiVo products. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased slightly, by 4% to 55% during the three months ended October 31, 2006, as compared to the same prior-year period. For the three months ended October 31, 2006, we experienced a decline in the DIRECTV cumulative subscription base of 37,000 subscriptions compared to our prior quarter. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of October 31, 2006, approximately 138,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. This represents approximately 17% of our cumulative lifetime subscriptions as compared to 12% for the three months ended October 31, 2005. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005	Jan 31, 2005
Average TiVo-Owned subscriptions	1,596	1,547	1,520	1,388	1,275	1,233	1,180	995
TiVo-Owned subscription cancellations	(48)	(44)	(40)	(38)	(37)	(37)	(32)	(25)

TiVo-Owned Churn Rate per month	-1.0%	-0.9%	-0.9%	-0.9%	-1.0%	-1.0%	-0.9%	-0.8%

The TiVo-Owned Churn Rate per month was 1.0% for the three months ended October 31, 2006 and 2005. The TiVo-Owned Churn rate per month of 1.0% for the three months ended October 31, 2006, is primarily comprised of cancellation of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace and increased churn from product lifetime subscriptions.

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

	Three Months Ended
	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005
				Adjusted	Adjusted	Adjusted
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$10,123	$8,344	$7,389	$10,637	$10,006	$7,574	$6,830	$11,529
Rebates, revenue share, and other payments to channel	14,934	9,948	8,050	19,167	18,234	5,988	3,638	25,188
Hardware revenues	(27,978)	(16,235)	(9,453)	(32,266)	(24,652)	(4,649)	(10,526)	(50,452)
Cost of hardware revenues	31,925	21,607	15,146	38,811	24,667	7,697	15,642	52,267

Total Acquisition Costs	29,004	23,664	21,132	36,349	28,255	16,610	15,584	38,532

TiVo-Owned Subscription Gross Additions	101	74	91	221	92	77	104	276
Subscription Acquisition Costs (SAC)	$287	$320	$232	$164	$307	$216	$150	$140

	Twelve Months Ended
	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005
			Adjusted	Adjusted	Adjusted	Adjusted
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing expenses	$36,493	$36,376	$35,606	$35,047	$35,939	$40,145	$38,597	$37,367
Rebates, revenue share, and other payments to channel	52,099	55,399	51,439	47,027	53,048	52,758	53,346	54,696
Hardware revenues	(85,932)	(82,606)	(71,020)	(72,093)	(90,279)	(93,521)	(107,464)	(111,275)
Cost of hardware revenues	107,489	100,231	86,321	86,817	100,273	104,092	119,115	120,323

Total Acquisition Costs	110,149	109,400	102,346	96,798	98,981	103,474	103,594	101,111

TiVo-Owned Subscription Gross Additions	487	478	481	494	549	576	576	555
Subscription Acquisition Costs (SAC)	$226	$229	$213	$196	$180	$180	$180	$182

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

During the three months ended October 31, 2006, our total acquisition costs were $29.0 million, and SAC was $287. Comparatively, total acquisition costs for the three months ended October 31, 2005 were $28.3 million and SAC was $307. SAC decreased by $20 or 7% for the three months ended October 31, 2006 compared to the prior-year period. During the twelve months ended October 31, 2006, our total acquisition costs increased by $11.2 million from the prior twelve months ended October 31, 2005, and SAC increased by $46 from $180 to $226 for the twelve months ended October 31, 2005 and 2006, respectively. This decrease in our three month SAC and increase in our twelve month SAC was primarily due our new multi-tiered pricing structure and bundled sales program that we implemented in March 2006 which includes a TiVo DVR in exchange for a customer commitment to either a one, two, or three year service plan. For the fiscal year ending January 31, 2007, we expect our subscription acquisition costs to continue to increase due to our new multi-tiered pricing structure and bundled sales programs.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience measurement research. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues. Additionally, under the accounting policy for our bundled sales program, revenues associated with these bundled sales transactions, which were previously recognized as hardware revenues, are now being recognized in service revenues. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005
	(In thousands, except ARPU)
Service and Technology revenues	$52,616	$52,880	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165
Less: Technology revenues	(3,616)	(3,450)	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)

Total Service revenues	49,000	49,430	46,951	46,305	42,296	40,249	38,344	32,996
Less: DIRECTV-related service revenues	(7,573)	(8,201)	(8,009)	(9,602)	(8,637)	(7,485)	(7,099)	(6,762)

TiVo-Owned-related service revenues	41,427	41,229	38,942	36,703	33,659	32,764	31,245	26,234
Average TiVo-Owned revenues per month	13,809	13,743	12,981	12,234	11,220	10,921	10,415	8,745
Average TiVo-Owned per month subscriptions	1,596	1,547	1,520	1,388	1,275	1,233	1,180	995

TiVo-Owned ARPU per month	$8.65	$8.88	$8.54	$8.82	$8.80	$8.86	$8.83	$8.79

TiVo-Owned ARPU per month for the three months ended October 31, 2006 decreased from the three months ended October 31, 2005 to $8.65 from $8.80, respectively, due to an increase of 49,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue, as compared to the same prior year period This decrease in TiVo-Owned ARPU due to an increase in the number of fully amortized product lifetime subscriptions was partially offset by our new multi-tiered pricing structure and bundled sales program which yield a higher monthly subscription rate. We calculate ARPU per month for DIRECTV subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for DIRECTV-related service revenues by average subscriptions for the period. The following table shows this calculation and reconciles ARPU for DIRECTV subscriptions to service and technology revenues:

	Three Months Ended
DIRECTV Average Revenue per Subscription	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005
	(In thousands, except ARPU)
Service and Technology revenues	$52,616	$52,880	$55,109	$46,968	$43,197	$40,674	$40,020	$34,165
Less: Technology revenues	(3,616)	(3,450)	(8,158)	(663)	(901)	(425)	(1,676)	(1,169)

Total Service revenues	49,000	49,430	46,951	46,305	42,296	40,249	38,344	32,996
Less: TiVo-Owned-related service revenues	(41,427)	(41,229)	(38,942)	(36,703)	(33,659)	(32,764)	(31,245)	(26,234)

DIRECTV-related service revenues	7,573	8,201	8,009	9,602	8,637	7,485	7,099	6,762
Average DIRECTV revenues per month	2,524	2,734	2,670	3,201	2,879	2,495	2,366	2,254
Average DIRECTV per month subscriptions	2,837	2,858	2,881	2,818	2,505	2,200	1,994	1,622

DIRECTV ARPU per month	$0.89	$0.96	$0.93	$1.14	$1.15	$1.13	$1.19	$1.39

For fiscal 2007, pursuant to the recently amended DIRECTV agreement, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Otherwise the recurring subscriptions fees in this agreement are similar to the fees for the DIRECTV receivers with TiVo service activated since 2002. ARPU per month for DIRECTV subscriptions for the three months ended October 31, 2006 decreased from the same-year prior period to $0.89 from $1.15, respectively, largely as a result of the deferred DIRECTV revenues described above.

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

Recognition Period for Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, upfront payment. During the first quarter of fiscal year 2007, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of October 31, 2006, 138,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 17% of our cumulative lifetime subscriptions as compared to 12% for the three months ended October 31, 2005. If we determine at a later date that the useful life of a TiVo-enabled DVR is shorter or longer than four-years, we would recognize revenues from this source over a shorter or longer period. As we gather more user information, we may revise this estimated life.

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

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 rebate program is 64% based on historical redemptions for previous $150 rebate programs. . Starting November 5, 2006, the Company has new rebate programs which offer a rebate of $180 for a dual tuner DVR unit and $220 for a single tuner DVR unit. The estimated redemption rate for these programs is 69% and 76%, respectively. During the three months ended October 31, 2006, we recorded a total charge of $9.2 million, of which $6.2 million related to previous $150 rebate programs and $3.0 million related to the new rebate programs. Total rebate expense for the nine months ended October 31, 2006 was $19.9 million, of which $16.9 million related to previous $150 rebate programs and $3.0 million related to the new rebate programs. As of October 31, 2006, $13.8 million remains accrued on the Company’s balance sheet. A one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in our rebate liability as of October 31, 2006 of approximately $236,000. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our condensed consolidated financial statements.

Valuation of Inventory. We maintain a finished goods inventory of TiVo-enabled DVRs throughout the year. We value inventory at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We base write-downs to inventories upon current facts and circumstances and are determined in aggregate and evaluated on a total pool basis. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. As of October 31, 2006, we have $180,000 in inventory reserves. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of an award is based on the simplified calculation of expected life. The interest rate for periods within the contractual life of the award is based on the average of U.S. Treasury yield curve during the three months ended October 31, 2006.

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

Results of Operations

Net Revenues. Our net revenues for the three and nine months ended October 31, 2006 and 2005 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2006		2005		2006		2005
	(In thousands, except percentages)
Service revenues	$49,000	75%	$42,296	85%	$145,381	80%	$120,889	89%
Technology revenues	3,616	6%	901	2%	$15,224	8%	$3,002	2%
Hardware revenues	27,978	42%	24,652	50%	53,666	30%	39,827	29%
Rebates, revenue share, and other payments to channel	(14,934)	-23%	(18,234)	-37%	(32,932)	-18%	(27,860)	-20%

Net revenues	$65,660		$49,615		$181,339		$135,858

Change from same prior-year period	32%		29%		33%		21%

Service Revenues. Service revenues for the three and nine months ended October 31, 2006 increased 16% and 20% or $6.7 million and $24.5 million, respectively, over the service revenues for the three and nine months ended October 31, 2005. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base. During the three months ended October 31, 2006, we activated 53,000 new TiVo-Owned subscription net additions. Our total cumulative subscriptions were just over 4.4 million as of October 31, 2006, an 11% increase over the installed base as of October 31, 2005. We intend to generate continued TiVo-Owned subscription growth through our direct sales channel on our website and by managing our relationships with leading retailers like Best Buy, Circuit City, Target, Radio Shack, and others. Further, on March 15, 2006, we began a new multi-tiered pricing and bundled sales model for direct sales through our website that allows customers to receive a TiVo DVR in exchange for the customer’s commitment to either a one, two, or three year service plan. We anticipate fiscal year 2007 will have continued service revenue growth as our TiVo-Owned subscription base grows; however, we expect this to be partially offset by revenue losses from our decreasing number of DIRECTV with TiVo subscriptions. Revenues from advertising and research, which are included in our service revenues, while not material in this period, were relatively flat in the three months ended October 31, 2006 and have increased in the nine month period ending October 31, 2006 as compared to the three and nine months ended October 31, 2005.

Technology Revenues. During the three and nine months ended October 31, 2006, we derived 6% and 8% of our net revenues, or $3.6 million and $15.2 million, from licensing and engineering services compared to 2% or $901,000 and $3.0 million in the same prior-year periods. This increase was primarily due to the recognition of Comcast development revenue of $13.1 million, of which $2.9 million and $8.5 million was related to the work performed in the three and nine month periods ended October 31, 2006 and $4.6 million was related to work performed in the fiscal year ended January 31, 2006. The Comcast development revenue of $13.1 million was offset by an equal amount of development cost recognized as cost of technology revenues. Technology revenues for the three and nine months ended October 31, 2005 were largely a result of amortization of deferred revenue on existing contracts, where development services were substantially completed. During the three months ended October 31, 2005 these revenues were partially offset by a reduction of $435,000 as we determined that we needed to incur additional development costs related to a loss contract deemed substantially complete in fiscal year 2005.

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the three and nine months ended October 31, 2006 were 42% and 30% of our net revenues compared to 50% and 29% for the same prior-year periods. Retail sales revenues for the three and nine month periods ending October 31, 2006 were lower than the same prior-year periods. One retail customer generated $7.4 million and $14.7 million of hardware revenues or 11% and 8% of net revenues, respectively for the three and nine months ended October 31, 2006. The same retail customer generated $14.6 million and $18.4 million of hardware revenues or 30% and 15% of net revenues for the three and nine months ended October 31, 2005, respectively. The increase in hardware revenues for the three and nine months ended October 31, 2006 as compared to the same prior-year period is primary a result of increased sales to our new and existing retail channel customers and the rollout of our new TiVo Series2 DT box (dual tuner model) and our new TiVo Series3™ HD Digital Media Recorder .

Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our condensed consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for rebates for similar past programs and then we adjust estimates to consider actual redemptions. Rebates, revenue share, and other payments to channel decreased by $3.3 million for the three months ended October 31, 2006 as compared to the same prior-year period. The primary contributor to the decrease was a lower actual rebate expense, slightly offset by higher expenses in our marketing development fund and rewards expenses during the same period. Rebates, revenue share, and other payments to channel increased by $5.1 million for the nine months ended October 31, 2006 as compared to the same prior-year period. This increase was primarily due to lower rebate expenses in the nine months ended October 31, 2005 because no rebate program was offered in the summer of 2005 and to a reversal of a rebate reserve of $7.7 million. The consumer rebate reversal during the six months ended July 31, 2005 was due to a reduction of the rebate accrual established in fiscal year 2005 for certain rebate programs that ended during the three months ended April 30, 2005. The increase in rebates, revenue share, and other payments to channel in the nine months ended October 31, 2006 as compared to the same prior-year period was slightly offset by lower expenses in our marketing development fund during the same period. Consumer rebate expense was $9.2 million and $19.9 million for the three and nine months ended October 31, 2006, respectively, as compared to $14.6 million and $12.4 million for the three and nine months ended October 31, 2005, respectively. Additionally, our marketing development expenses increased to $3.1 million from $1.2 million for the three ended October 31, 2006, as compared to the same prior year period, as we increased our co-op media programs with retailers. For the nine months ended October 31, 2006 marketing development expenses decreased to $5.0 million from $6.6 million as compared to the same prior year period due to higher than normal program spending in the quarter

Cost of service and technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Cost of service revenues	$10,820	$8,431	$30,883	$23,929
Cost of technology revenues	$3,006	$77	$13,373	$903

Cost of service and technology revenues	$13,826	$8,508	$44,256	$24,832

Change from same prior-year period	63%	7%	78%	-1%
Percentage of service and technology revenues	26%	20%	28%	20%
Service gross margin	$38,180	$33,865	$114,498	$96,960
Technology gross margin	$610	$824	$1,851	$2,099
Service gross margin as a percentage of service revenue	78%	80%	79%	80%
Technology gross margin as a percentage of technology revenue	17%	91%	12%	70%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the three and nine months ended October 31, 2006 increased by $5.3 million and $19.4 million or 63% and 78% as compared to the same prior-year periods primarily as a result of the recognition of Comcast development cost of revenues of $2.9 million and $13.1 million for the three and nine months ended October 31, 2006, respectively.

Cost of service revenues for the three and nine months ended October 31, 2006 increased by 28% and 29%, respectively or $2.4 million and $7.0 million, respectively, as compared to the same prior-year periods. The primary driver of the year over year increase was the 24% increase in the total cumulative TiVo-Owned subscriptions and the costs associated with supporting these additional subscriptions as well as TiVo’s increased focus on issues of customer care and retention.

Cost of technology revenues increased by $2.9 million and $12.5 million for the three and nine months ended October 31, 2006, as compared to the same prior-year periods. This increase was a result of the recognition of $2.9 million and $13.1 million for the three and nine months ended October 31, 2006, respectively for Comcast development costs, of which $4.6 million of incurred costs was previously deferred as of January 31, 2006. The $2.9 million and the $13.1 million in cost of technology revenues for the three and nine months ended October 31, 2006, respectively, related to the Comcast development agreement was offset by an equal amount of development revenue recognized as technology revenues.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
		Adjusted		Adjusted
Cost of hardware revenues	$31,925	$24,667	$68,678	$48,006
Change from same prior-year period	29%	-13%	43%	-29%
Percentage of hardware revenues	114%	100%	128%	121%
Hardware gross margin	$(3,947)	$(15)	$(15,012)	$(8,179)
Hardware gross margin as a percentage of hardware revenue	-14%	0%	-28%	-21%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The net number of DVRs sold in the quarter ended October 31, 2006 increased by approximately 6% compared to the same period of the prior-year. The adoption of our recently announced multi-tiered pricing and bundled sales model in our direct sales channel resulted in an increased gross margin loss, both in terms of absolute dollars and as a percentage of hardware revenue, for the three and nine months ended October 31, 2006 as compared to the same prior-year periods. This increase is a result of our full upfront recognition of hardware costs associated with these bundled sales with lower or no matching hardware revenues.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Research and development expenses	$12,221	$9,712	$37,973	$30,394
Change from same prior-year period	26%	5%	25%	15%
Percentage of net revenues	19%	20%	21%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue decreased 1% for the three and nine months ended October 31, 2006 as compared to the same prior-year periods. However, in terms of absolute dollars, research and development expenses increased 26% and 25% for the three and nine months ended October 31, 2006, as compared to the same prior-year periods. The absolute dollar increase in expenses for three and nine months ended October 31, 2006 was due largely to the costs associated with increased headcount of 48 employees, or $1.2 million and $3.7 million, respectively, as compared to the same prior-year periods. The headcount increased largely in response to our initiatives around building and supporting television service provider relationships and our increased focus on our advertising products. Additionally there was an increase of $1.6 million and $4.3 million increase in stock-based compensation expense for the three and nine months end October 31, 2006, respectively as compared to the same prior-year periods.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
Sales and marketing expenses	$10,123	$10,006	$25,856	$24,410
Change from same prior-year period	1%	-30%	6%	-6%
Percentage of net revenues	15%	20%	14%	18%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising (including print, online, radio, and television), public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 5% and 4% for the three and nine months ended October 31, 2006, as compared to the same prior-year periods. However, in terms of absolute dollars, sales and marketing expenses increased by 1% and 6% for the three and nine months ended October 31, 2006, as compared to the same prior-year periods. The largest contributors to the increase in sales and marketing expenses for the three and nine months ended October 31, 2006, in terms of absolute dollars, was related to increased headcount of 16 employees or $323,000 and $1.1 million for the three and nine months periods ending October 31, 2006, as compared to the same prior-year periods. Additionally, stock-based compensation expense increased by $454,000 and $1.3 million, respectively as compared to the same prior-year periods. These three and nine month increases were offset by a decrease of $621,000 and $929,000 in production costs associated with commercial spots that aired in the three and nine months ended October 31, 2005.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except percentages)
General and administrative	$9,811	$11,702	$35,961	$26,249
Change from same prior-year period	-16%	168%	37%	112%
Percentage of net revenues	15%	24%	20%	19%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, legal, accounting, information technology systems, customer operations personnel, facility costs, and professional fees. General and administrative expenses, as a percentage of net revenues decreased 9% for the three months ended October 31, 2006 and increased 1% for the nine months ended October 31, 2006 as compared to the same prior-year periods and in terms of absolute dollars decreased 16% and increased 37%, compared to the same prior-year periods. For the three and nine months ended October 31, 2006, legal and consulting expenses related to ongoing litigation decreased $4.8 million and increased $1.7 million, respectively, compared to the same prior-year periods. Additionally, headcount related costs increased by $614,000 and $2.7 million for the three and nine months ended October 31, 2006, respectively as compared to the same prior-year periods. These cost increases were due in part to increased headcount of 19 employees, largely within our Information technology systems department, for the three and nine months ended October 31, 2006, respectively. Additionally, stock-based compensation expense increased $1.5 million and $4.1 million for the three and nine months ended October 31, 2006. We expect to continue to incur legal expenses for all pending lawsuits, including material amounts related to the EchoStar Communications patent infringement cases in the future.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and nine months ended October 31, 2006 was $1.3 million and $3.3 million, a 56% and 53% increase, respectively from the same prior-year periods. These increases were a result of an increase to 5.26% in the average interest rate earned in the nine months ended October 31, 2006 from 3.04% in the same prior-year period.

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended October 31, 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, which are included in our 2006 Annual Report on Form 10-K and Current Report on Form 8-K filed on July 21, 2006. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been adjusted to conform to the current year presentation in accordance with the Change Accounting Policy set forth under the Part I, Item 1, Note 2. “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, as filed with our Quarterly Reports on Form 10-Q for the periods ended April 30, 2006 and July 31, 2006.

	Three Months Ended
	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005	Jan 31, 2005
				Adjusted	Adjusted	Adjusted
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$49,000	$49,430	$46,951	$46,305	$42,296	$40,249	$38,344	$32,996
Technology revenues	3,616	3,450	8,158	663	901	425	1,676	1,169
Hardware revenues	27,978	16,235	9,453	32,266	24,652	4,649	10,526	50,452
Rebates, revenue share, and other payments to channel	(14,934)	(9,948)	(8,050)	(19,167)	(18,234)	(5,988)	(3,638)	(25,188)

Net revenues	65,660	59,167	56,512	60,067	49,615	39,335	46,908	59,429
Cost of revenues
Cost of service revenues	10,820	9,628	10,435	10,250	8,431	6,859	8,639	10,426
Cost of technology revenues	3,006	3,001	7,366	(121)	77	599	227	440
Cost of hardware revenues	31,925	21,607	15,146	38,811	24,667	7,697	15,642	52,267

Total cost of revenues	45,751	34,236	32,947	48,940	33,175	15,155	24,508	63,133

Gross margin	19,909	24,931	23,565	11,127	16,440	24,180	22,400	(3,704)
Operating Expenses
Research and development	12,221	12,891	12,861	10,693	9,712	9,778	10,904	11,206
Sales and marketing	10,123	8,344	7,389	10,637	10,006	7,574	6,830	11,529
General and administrative	9,811	11,091	15,059	11,769	11,702	8,409	6,138	4,194

Loss from operations	(12,246)	(7,395)	(11,744)	(21,972)	(14,980)	(1,581)	(1,472)	(30,633)
Interest income	1,291	988	1,062	900	826	734	624	458
Interest expense and other	(133)	(29)	(3)	(1)	(10)	(2)	(1)	(3,464)

Loss before income taxes	(11,088)	(6,436)	(10,685)	(21,073)	(14,164)	(849)	(849)	(33,639)
Provision for income taxes	(4)	(12)	(19)	(13)	—	(43)	(8)	(26)

Net loss	$(11,092)	$(6,448)	$(10,704)	$(21,086)	$(14,164)	$(892)	$(857)	$(33,665)

Net loss per common share—basic and diluted	$(0.12)	$(0.07)	$(0.13)	$(0.25)	$(0.17)	$(0.01)	$(0.01)	$(0.42)

Weighted average common shares used to calculate basic net loss per share	91,930	85,978	85,134	84,643	84,201	83,506	82,381	80,793

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements from the proceeds of the sale of equity and debt securities, as well as revenues generated from our operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. Historically, our cash outflows have been higher in the third quarter as we build inventory ahead of the holiday season, followed by a recovery in the fourth quarter as we receive receipts from our retailing partners and consumers. At October 31, 2006, we had $107.0 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments, and funds generated from operations represent sufficient resources of liquidity to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by subscription revenues and by financing activities. Although we currently anticipate our current resources of liquidity, identified above, will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2006	2005
	(in thousands)
		Adjusted
Net cash used in operating activities	$(55,212)	$(12,262)
Net cash used in investing activities	(28,392)	(2,562)
Net cash provided by financing activities	77,204	4,185

Net Cash Used in Operating Activities

The net cash used in operating activities was approximately $55.2 million during the nine months ended October 31, 2006, an increase of approximately $42.9 million from a use of $12.3 million in the same prior-year period. This increase in cash flows used in operating activities during the nine months ended October 31, 2006 is due to an increase in net loss of $12.3 million, increased inventory expenditures of $14.1 million in preparation for our holiday season and a decrease in deferred revenues of $17.9 million due to our discontinued general sale of the lifetime subscription plan.

Net Cash Used in Investing Activities

The net cash used in investing activities was approximately $28.4 million during the nine months ended October 31, 2006, an increase of approximately $25.8 million from a use of $2.6 million in the same prior-year period. This increase was largely due to purchases of property and equipment for $6.1 million to support our business growth, $1.1 million used to purchase technology utilized within our new TiVo Series2 DT box (dual tuner model), $12.0 million for acquisition of intellectual property rights, and $13.5 million for purchases of short-term investments. This usage was offset by the sale of short-term investments of $4.4 million.

Net Cash Provided by Financing Activities

The net cash provided by financing activities was approximately $77.2 million during the nine months ended October 31, 2006, an increase of approximately $73.0 million from the net cash provided of $4.2 million during the same prior-year period. The principal source of cash generated from financing activities related to the issuance of common stock, of which $64.5 million was the net proceeds of our September 5, 2006 underwritten public offering, $8.6 million was related to stock option exercises, $3.3 million was issuances related to warrant exercises and $1.3 million was issuances related to our employee stock purchase plan. For the nine months ended October 31, 2005, cash generated from financing activities was $3.5 million in borrowings under our bank line of credit, $6.4 million and $2.2 million from issuance of common stock for stock options exercised and our employee stock purchase plan, respectively. These amounts were offset by payments to our bank line of credit of $8.0 million.

Financing Agreements

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. On September 5, 2006 we sold 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share in an underwritten public offering. The sale of the shares closed on September 11, 2006. The sale of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting our estimated offering expenses of $484,000. We intend to use the net proceeds from the sale of our common stock for general corporate purposes, which may include: funding research, development, sales and marketing, increasing our working capital, reducing indebtedness, and capital expenditures. Pending the application of the net proceeds, we expect to invest the net proceeds primarily in U.S. government securities and money market funds, as well as in investment-grade, interest bearing securities. Depending upon market conditions, we may issue additional securities under this or future registration statements.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)
Operating leases	$7,715	$2,319	$4,855	$541
Purchase obligations	29,516	29,516	—	—

Total contractual cash obligations	$37,231	$31,835	$4,855	$541

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. The purchase commitments of $37.2 million as of October 31, 2006 are significantly higher than the same prior-year period primarily related to the building of new DVR models. The purchase commitments of $17.2 million as of October 31, 2005 were much lower than the same period this year as a result of a larger than expected amount of inventory in the channel and on-hand during the quarter.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at October 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year, held for investment purposes, not trading purposes.

We are subject to fluctuating interest rates that may affect, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

The table below presents principal amounts and related weighted average interest rates as of October 31, 2006 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents and short-term investments (in thousands)	$106,965
Average interest rate		5.26%

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

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. During the current quarter, we completed a significant upgrade to our information systems that track and account for various aspects of our hardware business. These enhancements primarily focus on automating many of the processes used to account for our hardware business that were formally done manually. There have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information under the heading “Legal Matters” set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (“ECC”) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. The jury ruled that our patent is valid and that all nine of the asserted claims in our patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the USPTO issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On June 26-28, 2006, the Court held a bench trial on the defendants’ remaining defenses, including inequitable conduct, and a hearing on other issues such as the amount of pre-judgment interest, supplemental damages, enhanced damages, attorney’s fees and costs, and an injunction. On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted our motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The Court denied our request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for the Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. We are incurring material expenses in this litigation.

We engage in various advertising, marketing, and other promotions that are regulated by state and federal laws and regulations and any violation of these laws and regulations could harm our business.

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

On December 22, 2005, a consumer class-action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of our gift subscriptions, which were allegedly sold to consumers in violation of California law that restricts the sale of gift certificates in California containing an expiration date. In November 2006, we entered into a settlement agreement with the plaintiffs which is expected to result in dismissal of the action in our first quarter of fiscal year 2008.

We depend on a limited number of third parties to manufacture, distribute, and supply critical components, assemblies, and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.

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

We are dependent on sole suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service. For example:

•	Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices;

•	Amtek is the sole supplier of the chassis; and

•	Remote Solutions is the sole supplier of remote controls.

We do not currently have written supply agreements with Broadcom or Amtek, but do with Remote Solutions. Therefore, Broadcom and Amtek may not be contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development.

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., or Tribune, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on March 1, 2004 and has an initial term of three years and will automatically renew for up to two additional terms of one year each unless we notify Tribune of our desire to terminate the agreement at least 90 days before the end of the then-current term. Tribune may only terminate in the case of an uncured breach by TiVo. If Tribune breaches its obligation to provide us with data, or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. This would have serious repercussions on our brand and our ability to succeed in the market. We may be unable to secure an alternate source of guide data on acceptable terms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1 +	The Second Amendment to the Licensing and Marketing Agreement, effective October 23, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 11, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated December 11, 2006 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 11, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated December 11, 2006 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

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

TIVO INC.

Date: December 11, 2006	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers President and Chief Executive (Principal Executive Officer)

Date: December 11, 2006	By:	/s/ STEVEN J. SORDELLO
Steven J. Sordello Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)