Form 10-K
period 2007-01-31
TIVO INC
filed 2007-04-16
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on July 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $491.4 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq National Market System). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

On April 3, 2007, the Registrant had 97,351,344 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Shareholders to be filed on or before May 31, 2007.

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

PART I

ITEM 1. BUSINESS

General Development of Business

TiVo is a leading provider of technology and services for digital video recorders (“DVR”). The subscription-based TiVo® service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. TiVo offers such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, TiVoCast content (which includes premium content delivered from Amazon Unbox), TiVo KidZone, TiVo Online Scheduling, and TiVo Product Watch. As of January 31, 2007, there were approximately 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as satellite television providers, including currently DIRECTV, and in the future cable television operators, such as Comcast and Cox, and digital subscriber line, DSL, providers such as BellSouth and Earthlink. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

We currently derive revenues from three sources:

•

Consumers. Our primary source of revenues is from consumers, who subscribe directly to the TiVo service and pay us monthly fees of up to $19.95 per month. We also offer consumers the option to prepay for one to three years of TiVo service at prices ranging from $179 to $399. We reach consumers in part through distribution relationships with major retailers, through our on-line store at TiVo.com, and in the future, through marketing relationships with other third parties such as DSL providers like Earthlink and BellSouth.

•

Television service providers. We also work with DIRECTV, a satellite television provider, who pays us recurring monthly fees in order to offer the TiVo service to its existing TiVo subscribers. We receive fees for licensing and professional services from this and other customers. Additionally, we expect to receive recurring monthly fees from cable television providers, Comcast and Cox in the future.

•

Advertisers. We work directly with television advertisers and agencies to offer a variety of solutions for the television advertising market. These include short- and long-form video advertising, audience research measurement, lead generation, and commerce. Some of our key clients include Toyota Motors, General Motors, BMW, GE, CBS, Showtime, Warner Brothers, Sony, E-Trade, Sprint, Intel, Information Resources, Inc., also known as IRI, and Nielsen.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; access to television programming; intellectual property claims against us; and our ability to sustain and grow our subscription base. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new TiVo subscriptions during and immediately after the holiday shopping season. To date, we have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2007, our cash used to fund our operations was $33.5 million and we had a net loss of $47.8 million. As of January 31, 2007, we had an accumulated deficit of $741.8 million.

Industry Background

Consumer Demand is Driving Widespread Adoption of DVR Technology. We believe DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast, cable, and broadband video content including pictures, videos, and movies. DVR technology also gives consumers the ability to easily fast forward, pause, and rewind recorded video content which should result in increased demand for DVR technology. Today, approximately 16 million households have DVRs and this is expected to increase to 56 million by 2010 according to The Carmel Group.

Television Distributors See DVR Technology as a Competitive Asset. Nearly all of the major television distributors in the United States including Comcast, DIRECTV, EchoStar, Time-Warner Cable, and others, are offering DVR technology to their customers. These companies have indicated they consider DVR technology a competitive tool to help differentiate their services by offering their customers more programming features. These operators are looking for ways to more effectively attract and retain consumers to their own offerings.

DVR is Changing the Television Advertising Industry. The proliferation of DVRs, and their ability to easily fast forward through television content, is requiring television advertisers to evaluate new and different ways to reach out to consumers. The DVR in general and the TiVo service specifically have given viewers the freedom to view video content when they want to view the content. Time shifting has made it more difficult for advertisers to be guaranteed that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs allow viewers the freedom to fast forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband, which may result in further audience fragmentation.

Broadband Video is Increasing Television Viewing Options. The growth in broadband video is providing television consumers with significantly more video options. These increased viewing options are providing television consumers with more access to different forms of video content from providers other than traditional cable and satellite television program packages. We expect DVR technology to be integral in providing television consumers with the ability to access, organize, and view television from both broadband and traditional television sources.

Our Solution

We have created a unique set of technologies, products, and services that meet the needs of consumers, television distributors, and the advertising community.

Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR, has many features that we believe dramatically improve a consumer’s television viewing experience. Depending on the model, TiVo-enabled DVRs can support analog cable, digital cable, satellite, or over-the-air broadcast television, including high definition television. The TiVo service enables consumers to watch TV on their own schedule by automatically finding and digitally recording their favorite shows, all season long, even if the schedule changes, and can even skip reruns. The TiVo service allows consumers to find new shows to watch through features that enable them to search for shows to record by subject, title, genre, actor, director, or channel. The TiVo service can also suggest shows consumers may like based on shows they are recording. Consumers can also pause and rewind live and recorded television. Unlike with a VCR, consumers can play back a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show.

Differentiated Features. The TiVo service also offers home entertainment innovations with features like digital music and photos, multi-room viewing, mobility, and unique control over what television programming is viewable in the home. Customers with the TiVo service and a Series2™ DVR or Series3™ HD DMR (High Definition, Digital Media Recorder) connected to their home network can play their digital music collection through their home entertainment system, download premium content via broadband, or view digital photos on their TV. Those with two or more TiVo Series2 DVRs and a home network can use the multi-room viewing feature to record a show in one room and play it back in another room. The TiVoToGo™ feature enables users to transfer programs recorded on certain model TiVo DVRs to their own personal computer. Consumers can either watch the programming on their personal computer or transfer it to various portable media devices. TiVo KidZone, gives parents improved ability to easily choose the best television programming for their families. In addition, the Series3 HD DMR provides users with dual tuner, high definition, and CableCARD functionalities. We believe these advanced features help to differentiate the TiVo service from other competitive DVR offerings.

Integrating Broadband and Broadcast Capabilities. When attached to a broadband connection, a TiVo-enabled DVR with the TiVo services provides access to additional features. The TiVo service enables broadband applications such as Yahoo! Photos that allows users to access photos stored in Yahoo! Photos from their television or the ability to receive premium content through our relationship with Amazon Unbox. Other broadband applications include access to home movies, downloadable internet video, internet radio, pod casting, theatrical movie listings, or games. The TiVo service also enables the delivery of video content through an internet connection expanding the consumer’s access to video content of interest to them.

Portable Technology Platform. We are designing our technology for use both in standalone DVRs and in devices that integrate DVR technology and other functionality, such as digital cable and satellite set-top boxes, and, in the past, DVD recorders. This allows us to offer consumer electronics manufacturers and television distributors a branded, highly respected DVR service that they can in turn offer to their customers.

Advanced Advertising and Promotion Solutions. We offer a variety of solutions to the advertising industry. Through our Showcases, interactive tags, and other advertising and promotion solutions, we distribute video content designed to entertain consumers while providing a promotional vehicle for our advertising and promotion customers. For example, movie studios pay us to deliver previews of upcoming films, consumer product companies pay us to deliver their product and services content, and television companies pay us to promote upcoming programs. Additionally, we offer advertisers, advertising agencies, and television networks second-by-second audience research measurement reporting.

Our Strategy

Our goal is to change the way consumers watch television, broadband video, and advertising and to generate revenues through the deployment of our branded entertainment services and technology to television viewing households worldwide. The key elements of our strategy are:

Offer an Increasingly Differentiated Service. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make TiVo more compelling for both current and potential customers. For example, in fiscal year 2007 we launched, a new service feature called TiVo KidZone, which is a personalized TV area where children are able to find quality live or recorded programming that their parents deem appropriate. We provide consumers with access to new interactive applications with the ability to receive more content delivered to their TiVo-enabled DVRs over a broadband connection such as premium film and television content from Amazon Unbox and professionally produced program content from providers such as New York Times, CNET, and the NBA. We believe that the combination of mobility, entertainment personalization, and broadcast/broadband integration will continue to enhance the TiVo service.

Diversify our Sources of Revenue. As our subscription base has grown, we have been able to offer interactive advertising capabilities to programmers and advertisers. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service. Some of our key clients include Toyota Motors, General Motors, BMW, GE, CBS TV, Showtime, Warner Brothers, Sony, E-Trade, Sprint, Intel, IRI, and Nielsen.

Integrate Our Technology. Part of our strategy focuses on creating, developing, and deploying a software version of the TiVo service that will be executable on certain third-party DVR platforms in order to promote the mass deployment of devices capable of running the TiVo service. The current focus of this effort is primarily on cable television providers, which are deploying DVR’s in increasing numbers. We have announced partnerships with Comcast and Cox to deploy a software version of the TiVo service to run on DVR hardware manufactured by a variety of set-top box manufacturers. We began engineering trials with Comcast during fiscal year 2007 and expect both Comcast and Cox to begin initial deployment of their TiVo-enabled DVR solution during our fiscal year 2008.

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

Promote and Leverage the TiVo Brand. We believe the strength of the TiVo brand is an advantage in attracting consumers, cable and satellite television providers, and other customers. In the past, we have dedicated substantial resources to promoting our brand through multiple advertising and marketing channels, participation in trade shows, sponsoring events, merchandising, and by leveraging strategic relationships. We expect our advertising efforts will increase in fiscal year 2008 relative to the prior year as we more actively promote TiVo’s brand and features. In addition, we expect that Comcast and Cox will begin to promote and deploy TiVo-branded DVR software to their subscribers during fiscal year 2008.

Extend TiVo Product Beyond US Market. We believe there is a large opportunity to leverage the TiVo service and technology outside the United States. For example, we have a minority interest in TGC, Inc. which we have licensed certain of our technology to for use in specified Asian countries, including China and Taiwan, and a distribution agreement with Cablevision Mexico, which is owned by Televisa, to provide the TiVo service to digital cable subscribers in Mexico City. We expect to consider additional international partnerships and distribution agreements over the next year.

Our Technology

TiVo has developed a technology portfolio that makes available the TiVo service on a standalone retail DVR product line, on the integrated set-top boxes of a major satellite television provider, DIRECTV, and is expected to be available on certain set-top boxes for cable television providers, Comcast and Cox, during fiscal year 2008. We anticipate making the TiVo service available on set-top boxes of additional cable television providers in the future. TiVo’s technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled DVR hardware design.

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

We are currently extending the TiVo service client software to enable future deployment on certain commonly used integrated DVR set-top boxes. Under the terms of our agreement with Comcast, for example, Comcast intends to make the TiVo service available as a software upgrade to the already installed base of certain Motorola DVRs deployed by Comcast. We also intend to extend the TiVo service to run on other DVR set-top boxes capable of supporting Comcast-deployed middleware and forthcoming Open Cable Application Platform (OCAP) solutions.

TiVo Service Infrastructure. The TiVo service infrastructure enables the ongoing operation of the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, Showcases, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled DVRs for use in our audience research measurement efforts. The infrastructure has also been designed to work with the networks of service provider customers, for example, by utilizing DIRECTV’s satellite bandwidth to deliver data to DIRECTV receivers with TiVo service.

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

Development and certain initial deployment of the TiVo service software solution is expected to launch in its initial market in the near future. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008, unless the parties agree on a later date. In the event development of the TiVo service software solution and the TiVo advertising management system have not been completed by the relevant deadlines, we could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2007, we have approximately 2.7 million subscriptions through this relationship. In the fiscal year ended January 31, 2007, we reported $26.0 million of DIRECTV-related revenues, which include subscription revenues and DIRECTV-related advertising revenues. This represents 10% of our total net revenues.

DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to offer its customers the TiVo service. We incur limited recurring expenses. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are continuing to provide DIRECTV with engineering services related to currently installed hardware and updates and feature enhancements for existing platforms and customers.

Additionally, DIRECTV distributes features that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience research measurement data, with each party retaining all their respective revenues generated from such sales.

DIRECTV has launched a competing DVR by NDS to compete with DIRECTV receivers with TiVo service. The new DIRECTV DVRs include software by NDS and are not manufactured under license from TiVo. DIRECTV has stated that its core initiatives and new customer acquisition efforts will focus on its new DVR from NDS and has stated its intention to add high definition programming in a format that is not compatible with the existing TiVo-enabled DVR distributed by DIRECTV. As a result, we have seen a reduction in the number of DIRECTV receivers with TiVo service subscriptions, a trend that we expect to continue.

On April 7, 2006, we entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, we will continue to provide maintenance and support for DIRECTV receivers with TiVo service through the expiration date of the Development Agreement. In addition, DIRECTV received the right to continue to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, we agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay us a monthly fee for each household using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. We reserve a portion of these fees as a non-refundable credit to fund mutually agreed annual development, maintenance, and support services.

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

Cox. On August 22, 2006, we entered into a non-exclusive licensing and distribution agreement with Cox Communications (“CoxCom, Inc.” or “Cox”). Pursuant to the agreement, we have agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer our DVR and advertising software to its customers and advertising clients respectively. In addition, we have agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, we will provide Cox with certain customer support and maintenance services.

We will have the continuing right to sell certain types of advertising in connection with our service offered through Cox. We will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse us for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if we enter into future agreements with multi-channel video distributors whose commitment to deploy our DVRs and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event we are the subject of certain change of control transactions involving any of certain specified companies. In the fiscal year ended January 31, 2007, we had not yet begun to recognize revenues or expenses under this agreement.

Hardware Manufacturers. Several consumer electronics manufacturers, including Toshiba, Humax, and Pioneer, have manufactured and distributed TiVo-enabled standalone DVRs during the last three years. Each manufacturer was responsible for the manufacturing and distribution of its branded DVRs and DVD recorders. We are solely responsible for the activation of the TiVo service on these DVRs or DVD recorders if the purchaser of the unit decides to purchase a subscription to the TiVo service. A TiVo-enabled DVR without a subscription to the TiVo service has almost no functionality beyond the ability to pause, rewind, and fast-forward through up to thirty minutes of live television. In the case of DVD recorders manufactured by Toshiba and Pioneer, we are also responsible for providing a version of the TiVo service, called TiVo Basic, for no additional fee that provides three days worth of program guide data, but otherwise limited recording capability. We also engage contract manufacturers to build TiVo-enabled standalone DVRs. We distribute these DVRs, selling them both directly to consumers and to major retailers. The table below shows the breakdown of DVRs compatible with the TiVo service that were manufactured during the fiscal years ended January 31, 2007, 2006, and 2005. The table below does not include TiVo-enabled DVRs integrated with satellite set-top boxes of DIRECTV which are manufactured by DIRECTV and its manufacturers.

	Fiscal Year Ended January 31,
TiVo-Enabled DVRs Manufactured by:	2007	2006	2005
Hardware Manufacturers	1%	12%	64%
Contract Manufacturers for TiVo	99%	88%	34%
Licensing and Engineering Professional Services Customers	0%	0%	2%

Total Manufactured TiVo-enabled DVRs	100%	100%	100%

TGC, Inc. On August 9, 2004, we acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for our interest in TGC, we granted TGC a license to certain aspects of our technology for use in The People’s Republic of China (China), Singapore, Hong Kong, Macau and The Republic of China (Taiwan). Through TGC, we have gained access to high quality engineering resources for the design and development of additional digital video recorder platforms. TGC engages in design, development, and licensing activities related to digital video recorder platforms and technology. In fiscal year 2007, TGC performed design and development activities related to a potential TiVo product for the U.S. market. In December 2005 TGC launched a DVR product that includes TiVo technology and branding in Taiwan. In mid-2006, TGC launched a DVR product that includes TiVo technology and branding in China. We expect that TGC will pursue additional opportunities to market TiVo technology in Singapore, Hong Kong, and Macau. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. We will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without our prior consent, any DVR products or DVR services that do not support the TiVo service outside of China, Singapore, Hong Kong, Macau and Taiwan. In the United States, TGC may offer DVR products that support the U.S. TiVo service to TiVo, authorized TiVo licensees, or with TiVo’s prior approval, retail distributors.

Sales and Marketing

Consumer Offerings. We sell subscriptions to the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. We sell TiVo service-only subscriptions either for a monthly subscription rate of up to $19.95 (with discounts available to subscribers who have multiple subscriptions to the TiVo service or during special limited promotions), or a pre-pay option between $179 for one-year, $299 for two-years or $399 for three-years (currently a special limited time offer priced at $299) of TiVo service. We no longer offer new product lifetime service subscriptions for general sale to the public. TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy, Circuit City, and Radio Shack. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues.

We also sell a bundled offering of a TiVo-enabled DVR and a subscription to the TiVo service through our direct sales channel. We change pricing for our TiVo service and TiVo enabled DVRs from time-to-time in response to market conditions and consumer demand. Current pricing offered through our direct channel is:

•	The price for an 80-hr TiVo Series2 DT (dual tuner) DVR and a one-year service commitment is $16.95 a month or $179 prepaid plus a $99.99 box price.

•	The price for an 80-hr TiVo Series2 DT and a two-year service commitment is $14.95 a month or $299 prepaid plus a $99.99 box price.

•	The price for an 80-hr TiVo Series2 DT and a three-year service commitment is $12.95 a month or $399 (special limited time offer priced at $299) prepaid plus a $99.99 box price.

Services to Television Service Providers. We also sell our technology and services to television service providers, such as DIRECTV, Comcast, and Cox who then market (or in the case of Comcast and Cox, plan to market in the future) the TiVo service to their subscribers either directly or, in the case of DIRECTV, also through major retailers across the United States.

Services to the Advertising Industry. We also sell advertising and audience research measurement services, through a dedicated team of salespeople and through partnerships with third parties like IRI.

Customer Service and Support

For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. For our DIRECTV receivers with TiVo service, DIRECTV is primarily responsible for customer support. When launched, Comcast and Cox will be primarily responsible for customer support for their subscribers to the TiVo service. We expect to provide training and other assistance to Comcast and Cox.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.

We offer a manufacturer’s warranty on our TiVo-Owned standalone DVRs of 90 days for labor and one year for parts. For our TiVo Package subscriptions that include both a TiVo-Owned standalone DVR and a subscription to our service, we extend such manufacturer’s warranty for parts only for the duration of the subscription which may last as long as three years. We contract with third parties to handle warranty repair.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2007	2006	2005
	(in millions)
Research and Development Expenses	$50.7	$41.1	$37.6

Although our total company employee headcount increased by approximately 7% in fiscal year 2007, we increased the number of our regular, temporary, and part-time employees engaged in research and development by 9% from a total of 264 to 288 as of January 31, 2007 compared to January 31, 2006.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control, and shipment to distribution centers. Today the majority of our products are assembled in Mexico. Our primary distribution center is operated on an outsourced basis in Texas.

The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, which supplies microprocessors. Some of our components, including microprocessors, chassis, remote controls, and certain discrete components are currently supplied by sole source suppliers.

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

Competition

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by satellite, cable, and telecommunications operators and DVRs offered by consumer electronics and software companies.

Satellite, Cable, and Telecommunications, DVR Competitors. We compete against cable and satellite set-top boxes that integrate DVR functionality.

•

Satellite: EchoStar offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. DIRECTV has introduced a DVR technology from NDS including both standard definition and high definition broadcasts.

•

Cable: Cable operators have made DVR technology available on set-top boxes such as from Scientific-Atlanta (owned by Cisco) and Motorola. These products combine digital and analog cable reception with DVR functionality; some versions offer dual tuner and/or high definition capabilities. Other competition in the cable DVR market comes from other software providers including TV Guide, Microsoft, Aptiv, Digital, and Digeo.

•

Telecommunications: Telecommunications operators have recently begun to commercially deploy DVR technology in connection with the provision of television services to consumers either in partnership with other television providers, such as

AT&T’s HomeZone and Dish Network service, or on their own, such as Verizon FIOS service. These products integrate DVR functionality with other advanced features such as Video-On-Demand and the remote scheduling of recordings.

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

•

Standalone DVRs and hard drive-equipped DVD recorders, TVs and game consoles: Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles, and Microsoft has now enabled the digital delivery of video programming over the internet to its game console.

•

Personal computers with DVR software: Microsoft’s Windows XP Media Center and Vista Editions contain expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software and other PC manufacturers such as Apple Computer may offer similar functionality in the future. Replay TV now offers its DVR service as a software program which can be loaded onto a personal computer similar to products such as MythTV and SnapStream.

Licensing Competitors. Our licensing revenues depend upon both our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. In addition, we face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, D&M Holdings, Digeo, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

Established Competition for Advertising Budgets. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, Video on Demand, internet, and other emerging advertising platforms for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

Patents and Intellectual Property

We have filed patent applications relating to many critical aspects of the design, functionality, and operation of TiVo products and services. We have been awarded approximately 102 foreign and domestic patents and have approximately 158 foreign and domestic patent applications pending. We have also filed patent applications related to technology that we may incorporate in future versions of our products and services. Patents we hold the rights to include:

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

We have also purchased 12 foreign and domestic patents and 6 foreign patent applications from International Business Machines Corporation, or IBM. These patents and patent applications generally relate to audience research measurement, integration of television signals with internet access, automatic rescheduling of recordings, content screening, enhanced program information search, and electronic program guide interface enhancements.

Additionally, on September 28, 2006, we entered into a patent cross license agreement with IBM, under which we paid certain cash considerations to IBM, and each party granted to the other a non-exclusive, worldwide, royalty-free license to such party’s patents that are entitled to a priority date on or before September 28, 2006, including all patents and patent applications in existence as of that date with limited exceptions. The license granted by IBM to us extends to all products other than general purpose data processing products and data storage devices that are primarily sold separately from other hardware. The license that we granted to IBM extends to all products, other than digital media recorders and digital media recorder software. No license was granted, directly or by implication, to permit the combination of any product with any other item.

Among others, we have secured U.S. registrations for the marks “TiVo,” the TiVo logo, the TiVo Smile design, “WishList,” “TiVo Central,” “Can’t Miss TV,” “Ipreview,” “TiVoMatic,” “TiVo, TV Your Way,” “What you want, when you want it,” “TiVolution,” “Active Preview,” Home Media Option, “Life’s too short for bad TV,” “Overtime Scheduler,” “Personal TV,” “Primetime Anytime,” TiVo Series2 (logo and text), the Jump logo, the Thumbs Up logo, and the Thumbs Down logo. We have filed many other trademark applications covering substantially all of our trade dress, sound effects, logos, and slogans, including: “DIRECTIVO,” “Season Pass,” and “See it, want it, get it.” These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers.

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

Privacy Policy

We have adopted a privacy policy, which we make available on our website and deliver to each new subscriber to the TiVo service. This policy was last updated in May 2006 to cover new features that we have introduced and plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but all viewing-information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any viewing information transmitted from a TiVo enabled DVR is anonymous and remains unidentifiable to a particular viewer (known as anonymous viewing information), unless that subscriber affirmatively consents to such identification before any viewing data leaves the DVR. Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, we may be able to use this anonymous information to tell a broadcast or advertising client the percentage of our viewers that recorded a particular program or advertisement, but we will not know, nor be able to tell the client, which of our viewers did so, unless a viewer decides to provide that information.

Employees

At April 3, 2007, we employed approximately 451 employees, including 48 in service operations, 246 in research and development, 44 in sales and marketing, and 113 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of April 3, 2007):

Name	Age	Position
Thomas S. Rogers	52	Chief Executive Officer and President
Steve Sordello	37	Chief Financial Officer
James Barton	48	Chief Technical Officer and Senior Vice President
Jeffrey Klugman	46	Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division
Mark A. Roberts	46	Senior Vice President of Consumer Products and Operations
Matthew Zinn	42	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	52	Senior Vice President, Human Resources
Joe Miller	40	Senior Vice President of Consumer Sales and Affiliate Marketing

Thomas S. Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. From July 2003 on, he also has served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.

Steve Sordello was named Senior Vice President and Chief Financial Officer in August 2006. Prior to joining TiVo, Mr. Sordello served as Executive Vice President and Chief Financial Officer at Ask Jeeves from April 2001 until October 2005, when the company was acquired by IAC/InterActiveCorp. Prior to Ask Jeeves, Mr. Sordello held senior positions at Adobe Systems, Inc. and Syntex Corporation. Mr. Sordello holds a B.S. degree in Management/Accounting and an M.B.A. degree from Santa Clara University.

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

Jeffrey Klugman was named Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division in April 2005. Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February 2004 and Vice President,

TiVo Platform Business from February 2004 until April 2005. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

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

Matthew Zinn was named Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer in April 2006. Mr. Zinn has served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003. From May 1998 to July 2000, Mr. Zinn was the Senior Attorney, Broadband Law and Policy for the MediaOne Group, a global communications company. From August 1995 to May 1998, Mr. Zinn served as corporate counsel for Continental Cablevision, the third largest cable television operator in the United States. From November 1993 to August 1995, he was an associate with the Washington, D.C., law firm of Cole, Raywid & Braverman, where he represented cable operators in federal, state, and local matters. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.

Nancy Kato was named Senior Vice President of Human Resources in April 2006. Ms. Kato has served as Vice President, Human Resources since January 2005. From January 2003 to January 2005 Ms. Kato was Vice President of Global Compensation at Hewlett-Packard. From December 2000 to October 2002 Ms. Kato was Senior Vice President of Human Resources for Ariba. She has also held senior roles at Compaq and Tandem. Ms. Kato holds a B.S. in Health Sciences and M.A. in Education and Counseling from San Jose State University.

Joe Miller was named Senior Vice President, Consumer Sales and Distribution in September 2006 and is responsible for all aspects of the company’s TiVo-Owned sales and distribution efforts. Mr. Miller had served as TiVo’s Vice President, Consumer Sales and Distribution from May 1999 to August 2006. Prior to joining TiVo. Mr. Miller was with US Satellite Broadcasting from February 1994 to May 1999 as General Manager of Retail Sales and prior to that Mr. Miller was a National Sales Manager for Cox Satellite Programming. Mr. Miller holds a B.A. degree in Public Relations from Southwest Texas State.

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

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have incurred significant net losses and may never achieve sustained profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the fiscal years ended January 31, 2007, 2006, and 2005, our net losses were $(47.8) million, $(37.0) million, and $(79.8) million, respectively. As of January 31, 2007, we had an accumulated deficit of $(741.8) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve profitability.

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

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by telecommunications, cable and satellite operators and DVRs offered by consumer electronics and software companies. For more information on our competitors, see our discussion on competition in Item 1. “Business.”

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

Established Competition for Advertising Budgets. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, internet, Video on Demand, and other emerging advertising platforms for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

We depend on a limited number of third parties to manufacture, distribute, and supply critical components, assemblies, and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.

The TiVo service is enabled through the use of a DVR manufactured for us by a third-party contract manufacturer and a limited number of other third parties. In addition, we rely on sole suppliers for a number of key components for the DVRs. We also rely on third parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

In addition, we face the following risks in relying on these third parties:

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs that enable the TiVo service through a third-party contract manufacturer. We also have entered and anticipate entering into agreements with consumer electronics manufacturers to manufacture and distribute DVRs that enable the TiVo service. However, we have no minimum volume commitments from any manufacturer. The ability of our consumer electronics manufacturers to reach sufficient production volume of DVRs to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns. Moreover, they will require substantial lead times to manufacture anticipated quantities of the DVRs that enable the TiVo service. Delays, product shortages, and other problems could impair our retail distribution and brand image and make it difficult for us to attract subscriptions. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do or which could prove time-consuming and expensive. Although we expect to continue to contract with additional consumer electronics companies for the manufacture of DVRs in the future, we may be unable to establish additional relationships on acceptable terms.

We are dependent on sole suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service. For example, Broadcom is the sole supplier of the MPEG2 encoder and decoder semiconductor devices.

We do not currently have a long-term written supply agreement with Broadcom. Therefore, Broadcom may not be contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several sole suppliers for key components of our products currently under development, although it is currently anticipated that those will be provided under signed supply agreements.

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

If our arrangements or our consumer electronics manufacturers’ arrangements with Broadcom or Tribune were to terminate or expire, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

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

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Circuit City, Radio Shack, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

For example, on September 27, 2005, we received a notification and request for indemnification from DIRECTV concerning a complaint served on DIRECTV by Forgent Networks, Inc. alleging infringement of U.S. Patent No. 6,285,746 (the “746 Patent”). On September 30, 2005, we responded that we did not believe the matter warranted our indemnification given that there was no indication that Forgent’s infringement allegations concerned technology provided by us to

DIRECTV. The case is currently scheduled for trial in May 2007. If DIRECTV is found to have infringed the 746 Patent and Forgent is awarded damages for such infringement, and it is determined that we are required to indemnify DIRECTV for all or a portion of such damages, our business could be harmed.

Pending intellectual property litigations. We are subject to a number of pending intellectual property litigations. We intend to defend these actions vigorously; however we could be forced to incur material expenses in connection with these lawsuits and/or as a result of our indemnification obligations and, in the event there is an adverse outcome in any of these cases, our business could be harmed. For more information on our pending intellectual property litigations, please see our discussion under Item 3. “Legal Proceedings.”

We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (“ECC”) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. EchoStar is currently appealing the verdict in the federal circuit. We could be forced to incur material expenses in connection with this lawsuit. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”

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

A significant part of our installed subscription base results from our relationship with DIRECTV which we expect to decrease in the future due to DIRECTV’s support of a competing DVR by NDS.

DIRECTV no longer has the right to manufacture and distribute TiVo DVRs to DIRECTV subscribers, As a result of this and DIRECTV’s support of a competing DVR by NDS we expect the number of our DIRECTV with TiVo subscriptions to decrease in the future. As a consequence of the loss of these future high margin revenues from these DIRECTV with TiVo service subscriptions, our business may be harmed.

It may be difficult for us or investors to evaluate trends and other factors that affect our business due to the relatively new and highly competitive nature of the DVR services product category.

DVR services are a relatively new and highly competitive product category and it may be difficult to predict the future growth rate, if any, or size of the market, our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new, rapidly evolving, and highly competitive markets.

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

Consumers may not be willing to pay for our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we may need to reduce our costs and lower the price of our DVR or service fees. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions.

Growth in our TiVo-Owned subscriptions and related revenues could be harmed by competitive offerings by Comcast and Cox who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our licensing partners, such as Comcast and Cox, who may be able to offer TiVo-branded DVR solutions to their customers at more attractive pricing then we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to differentiate the TiVo service from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed, TiVo-branded DVR solutions from our licensing partners, such as Comcast and Cox, the growth of our TiVo-Owned subscriptions could be reduced. If the growth in our TiVo-Owned subscriptions is reduced, our business could be harmed.

We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, and video game consoles. The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, video on demand, and mail-order DVD services. See also “We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition cost, and hinder our ability to generate new subscriptions.”

Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional, and other strategic partners. Faced with this competition, we may be unable to effectively differentiate our DVRs and the TiVo service from other consumer electronics devices or entertainment services.

We compete with digital cable, satellite, and telecommunications DVRs. Cable, satellite, and telecommunications service providers are accelerating deployment of integrated cable and satellite receivers with DVRs that bundle DVR services with other digital services and do not require their customers to purchase hardware. If we are not able to enter into agreements with these service providers to embed the TiVo service into their offerings, our ability to attract their subscribers to the TiVo service would be limited and our business, financial condition and results of operations could be harmed.

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

Our long-term success depends on our ability to generate revenues from multiple revenue streams. Our long-term success will depend on securing additional revenue streams such as:

•	licensing;

•	advertising;

•	audience research measurement;

•	revenues from programmers; and

•	electronic commerce.

In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable, satellite, and telecommunications network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with, or to continue working with, these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners could seriously harm our ability to support new services and develop new revenue streams.

We face risks in connection with our licensing and marketing agreements with Comcast and Cox for the development of a TiVo-branded DVR software solution and advertising management system for deployment to Comcast and Cox customers.

We may never develop the licensed TiVo-branded DVR software solution and/or advertising management system. Pursuant to our agreement with Comcast, development and deployment of the TiVo service software solution is targeted to occur by June 30, 2007 or such later date as the parties may agree. Development and deployment of the TiVo advertising management system is targeted to begin after the second anniversary of this agreement, by February 15, 2008, unless the parties agree to a later date. Similarly, there are separate deadlines associated with our development and deployment of the TiVo service software solution and advertising management system in our agreement with Cox. We could be subject to certain consequences, including, but not limited to, termination of these agreements in the event development of the TiVo service software solution and the TiVo advertising management system are not completed by the agreed upon deadlines. Our ability to develop and enable deployment by Comcast and Cox of the TiVo service software solution and advertising management system by the agreed upon deadlines could be delayed or prevented by technological problems or a lack of available resources to meet our obligations under the agreement. In the event we fail to deliver either the TiVo service software solution and/or advertising management system to Comcast or Cox by the agreed upon deadlines, our agreements with Comcast and/or Cox could be terminated and our business could be harmed.

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

We face risks in the provision of an entertainment offering involving the distribution of digital content.

On March 7, 2007, we launched a joint entertainment offering with the Amazon Unbox service for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offering with Amazon Unbox involves no long-term commitments. We face competitive, technological, and financial risks in our on-going provision of an entertainment offering involving the distribution of digital content with Amazon and others in the future, including availability of premium content and speed and quality of the delivery of such content to TiVo DVRs. If we are unable to provide a competitive entertainment offering with Amazon Unbox, on our own, or with another third party, the attractiveness of the TiVo service to new subscribers could be harmed and our business could be adversely affected.

Our ability to retain our current customers may decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.

We believe factors such as increased competition in the DVR marketplace, changing television technologies such as the increasing penetration of high definition and the use of switched technology to deliver encrypted digital television signals, increased price sensitivity in the consumer base, any deterioration in the quality of our service, and product lifetime subscriptions no longer using our service may cause our TiVo-Owned subscription monthly churn rate to increase. If we are unable to retain our subscriptions by limiting the factors that we believe increase subscription churn, our ability to grow our subscription base could suffer and our revenues could be harmed.

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

Any inability of our systems to accommodate our expected subscription growth, or any inability of our TiVo.com website to handle expected customer traffic, may cause service interruptions or delay our introduction of new services and limit our ability to sell the TiVo service and TiVo-enabled DVRs. We internally developed many of the systems we use to provide the TiVo service and perform other processing functions. The ability of these systems to scale as we add new subscriptions is unproven. We must continually improve these systems to accommodate subscription growth and to add features and functionality to the TiVo service. Our inability to add software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services. Our inability to manage customer traffic and sales volume through our TiVo.com website could limit our ability to sell the TiVo service and TiVo-enabled DVRs in the future. If our website were to become unavailable for a significant amount of time, our ability to provide certain features of the TiVo service and our ability to service customers and sell the TiVo service and TiVo-enabled DVRs would be harmed.

We will need to provide acceptable customer support, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations. Some customers require significant support when installing the DVR and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Our failure to provide adequate customer support for the TiVo service and DVR will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting. We have increasingly complex business arrangements, and the rules which govern revenue and expense recognition in our business are increasingly complex as well. To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

If we fail to adequately manage our increasingly complex licensing, development and engineering services agreements, we could be subjected to unexpected costs and incur losses which could adversely affect our business.

We engage in licensing, development, and engineering services agreements with our customers, such as Comcast, Cox, and DIRECTV, for example. These types of contracts are typically long-term and complex. The engineering services we agree to provide may be essential to the functionality of the licensed software or such software may involve significant customization and modification. We believe we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different results for related expenses and revenues. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by us. Any inability to properly manage, estimate, and perform these development and engineering services for our customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

The product lifetime subscriptions to the TiVo service that we currently are obligated to service commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs and will negatively impact our TiVo-Owned Average Revenue per Subscription.

In the past, we offered a product lifetime subscription option to the TiVo service that committed us to provide TiVo service for as long as the DVR is in service. We received the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over four years, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenues per subscription (ARPU) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2007, we had approximately 165,000 product lifetime subscriptions that had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. This represents approximately 23% of our cumulative lifetime subscriptions as compared to 13% in fiscal year ended January 31, 2005. If the useful life of the recorder were shorter or longer than four-years, we would recognize revenues earlier or later. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Further analysis will allow us to determine if our useful life is shorter or longer than four-years, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.

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

Bundled pricing with varying commitment terms for the TiVo service may involve increased acquisition costs and subject us to increased customer credit risk.

We have elected to offer the TiVo service at various price points bundled with a TiVo-enabled DVR as part of the subscription fee. The bundled TiVo service and DVR offerings may involve higher acquisition costs including, for example, the offering of a no cost or significantly discounted DVR in exchange for a commitment to pay a specified subscription price for a minimum period of time from one to three years. As a result of these bundled offers, we may be subject to increased amounts of customer credit risk in the future. If we incur these increased subscription acquisition costs without a corresponding return in expected future revenues, our business could be harmed.

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

Although we have not been the subject of such actions to date, a past competitor’s digital video recorders were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC and/or portable media devices via TiVoToGo™ transfers. Based on market or consumer pressures, we may decide in the future to add additional features similar to those of our competitors or that may otherwise be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights.

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

We and certain of our officers and directors were named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In the event that the Court does not approve the final settlement, we believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed. For more information on this litigation please see our discussion under Item 3. “Legal Proceedings.”

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

The Federal Communications Commission, or FCC, has broad jurisdiction over the telecommunications and cable industries. The FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of the TiVo products or services which may adversely affect our business. For example, FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming.

If there is increased use of switched technologies to transmit television programs by cable operators (also known as switched digital) in the future, the desirability and competitiveness of our current products could be reduced in which case our business would be harmed.

We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDs to access digital cable, High Definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are beginning to test and deploy switched technologies to transmit television programs in a non-linear fashion (switched digital) only to subscribers who request to watch a particular program. Increased use of switched technologies and the continued inability of our products to receive switched cable programming may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.

Our Business could be adversely impacted in the event of a natural disaster.

Our corporate headquarters is located in Alviso, California which is where the overwhelming majority of our employees work. Our primary servers are located nearby in San Jose, California. Alviso and San Jose lay near the San Andreas Fault, a major source of earthquake activity in California. In the event of an earthquake or similar natural disaster, our ability to continue operations could be adversely affected and our business could be harmed.

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

Additionally, as our business grows and we expand our employed and contracted work force, employment laws and regulations will have an increasing impact on our ability to manage and grow our work-force. Regulations and laws relating to the status of contractors, classification and related benefits for exempt and non-exempt employees all may adversely impact our business if we are unable to properly manage and comply with federal, state, and local laws.

Furthermore, as part of our regular business activities now, and in the past, we engage in the issuance of gift subscriptions and the marketing of rebate offers related to the sale of our products and services. It is possible that money received by us for the sale of gift subscriptions or related to our past rebates offers could be subject to state and federal escheat, or unclaimed property, laws in the future. If this were the case, our business could be adversely impacted.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various States in which we do business, we could be exposed to unexpected costs, expenses, penalties, and fees as a result of our noncompliance in which case our business could be harmed.

As our business grows and expands, we have started to do business in an increasing number of States nationally. By engaging in business activities in these States, we become subject to their various laws and regulations, including requirements to collect sales tax from our sales within those States and the payment of income taxes on revenue generated from activities in those States. The laws and regulations governing the collection of sales tax and payment of income taxes are numerous, complex, and vary between States. If we fail to comply with these laws and regulations requiring the collection of sales tax and payment of income taxes in one or more States where we do business, we could be subject to significant costs, expenses, penalties, and fees in which case our business could be harmed.

Recently enacted and proposed changes in securities laws and regulations has increased and will continue to increase our costs and may affect our ability to be in compliance with such new corporate governance provisions in the future.

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. These developments have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting or credit card security and protection measures.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principals (GAAP) is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

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

We will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so will adversely affect our business.

As a merchant who processes credit card payments from its customers, we are required to comply with the payment card industry requirements imposed on us for the protection and security of our customers’ credit card information. If we are unable to successfully remain compliant with the payment card industry requirements imposed on us as a credit card merchant, our business could be harmed because we could be prevented in the future from transacting customer subscription payments by means of a credit card.

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

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales efforts. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls. We record adjustments to our inventory of finished products and materials on-hand, when appropriate, to reflect inventory at lower of cost or market and to account for product or materials which is not forecasted to be used in future production. We also record accruals for charges that represent Management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. As of January 31, 2007, we had impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

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

We have limited experience in providing service and operations internationally that are subject to different laws, regulations, and requirements than those in the United States and our inability to perform or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide TiVo service in jurisdictions outside of the United States, including the United Kingdom and in the future, Mexico. We have limited experience in international operations. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed.

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

We have detected in the past and may continue to detect errors and product defects in the future. These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software or fixing defects in our products requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the DVRs and the TiVo service. In addition, defective products could cause a risk of injury that may subject us to litigation or cause us to have to undertake a product recall. For example, we previously became aware of occasions where a part came loose from the remote control device that comes with the DVRs that enable the TiVo service, including occurrences where a young child gagged on or ingested a part of the remote control device. While we are unaware of any injuries resulting from the use of our products, we may be subject to products liability litigation in the future. Additionally, if we are required to repair or replace any of our products, we could incur significant costs, which would have a negative impact on our financial condition and results of operations.

If we lose senior management or other key engineering personnel or are unable to replace or recruit key management and engineering personnel, we may not be able to successfully operate our business.

Our future performance and growth will be substantially dependent on the continued services of our senior management and other key engineering personnel as well our ability to replace departed personnel and ability to recruit key management and engineering personnel in the future. The loss of any members of our senior management team or other key engineering personnel and our inability to hire additional senior management or other key engineering personnel could harm our business and results of operations. Competition to recruit and retain key management, engineering and other personnel in Silicon Valley is highly competitive. In addition, we do not have key man insurance policies for any of our key personnel which may adversely affect our ability to replace members of senior management.

Our Certificate of Incorporation, Bylaws, Rights Agreement and Delaware law could discourage a third party from acquiring us and consequently decrease the market value of our common stock.

In the future, we could become the subject of an unsolicited attempted takeover of our company. Although an unsolicited takeover could be in the best interests of our stockholders, certain provisions of Delaware law, our organizational documents and our Rights Agreement could be impediments to such a takeover.

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

On January 9, 2001, our board of directors adopted a Rights Agreement. Our Rights Agreement was last amended on April 12, 2006. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more of our common stock. In the event that a person becomes an “acquiring person” or if we are the surviving corporation in a merger with an “acquiring person” and the shares of our common stock were not changed or exchanged, the rights will thereafter become exercisable for a number of shares of our common stock equal to two times the then current purchase price of the right. On April 12, 2006, we amended the Rights Plan’s definition of Acquiring Person to remove the limited carve out for America Online, Inc. and its affiliates and associates to acquire up to 30% of our common stock. The rights are not exercisable as of the date of this filing. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

We expect our revenues and operating results to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some periods our operating results may fall below the expectations of market analysts and investors. In such event, the market price of our common stock would likely fall.

Factors that may affect our annual operating results include:

•	demand for TiVo-enabled DVRs and the TiVo service;

•	the timing and introduction of new services and features on the TiVo service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic relationships;

•	entering into new or terminating existing strategic partnerships;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our licensing agreements;

•	loss of subscriptions to the TiVo service;

•	recruiting and retention of key personnel; and

•	general economic conditions.

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

We expect that a portion of our future revenues will come from targeted commercials and other forms of interactive television advertising enabled by the TiVo service. Expenditures by advertisers tend to be seasonal and cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or increase the time it takes to close a sale with our advertisers, which could cause our revenues from advertisements to decline significantly in any given period.

If we are unable to raise additional capital through the issuance of equity, debt or other financing activities on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed. We may incur debt or draw upon our line of credit to which covenants attach which could be violated if we do not meet our expectations.

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. We may also incur debt or may draw upon our line of credit which will subject us to restrictive covenants which if violated by us would cause us to incur penalties and increased expenses which could in turn harm our business. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. In addition, we may be limited in our ability to raise capital through the issuance of additional equity securities by the number of authorized, but unissued and unreserved shares of our common stock available for issuance. Any debt financing, if available, may involve covenants limiting, or restricting our operations or future opportunities. For example, we may seek to leverage our existing and future revenues to raise capital for investing in future subscription growth initiatives. Such financing activities may involve the issuance of debt or other secured instruments tied to current or future revenues that may involve covenants limiting, or restricting our operations or future opportunities or may involve other risks to stockholders.

The large number of shares available for future sale could adversely affect the market price for our stock.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock. Several of our stockholders own a substantial number of our shares.

As of January 31, 2007, options to purchase a total of 18,665,974 shares were outstanding under our option and equity incentive plans, and there were 22,123,913 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

Future sales of the shares of the common stock, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

We expect to continue to experience volatility in our stock price.

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 3, 2007, our common stock has closed between $71.50 per share and $2.55 per share, closing at $6.45 on April 3, 2007. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2010. We believe that we may need to expand our corporate facilities to meet our office space needs in the next several years as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has an operating lease for sales and administrative office space in New York.

ITEM 3.	LEGAL PROCEEDINGS

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

On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that defendants’ willfully infringed the patent. On May 16, 2006, the USPTO issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted our motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The Court denied our request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for the Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages from August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On February 16, 2007, the United States Court of Appeals for the Federal Circuit required EchoStar to file its opening brief by April 18, 2007. The Company plans to seek an enhancement of damages for willfulness, prejudgment interest, attorney’s fees and costs, and an injunction against the defendants’ further infringement of the patent. The defendants’ claim of inequitable conduct against the Company remains pending. The Company is incurring material expenses in this litigation.

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

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the United States Patent Office granted a request for reexamination of the patent in question. On May 25, 2006, the

USPTO issued its first office action confirming a majority of the claims in the ‘672 patent, while rejecting some claims. On June 28, 2006, the Court issued a claim construction ruling. In November 2006, the Company and the other defendants entered into an immaterial settlement agreement with Compression Labs under which the claims against the Company were dismissed without prejudice.

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and U.S. Patent No. 5,983,214, entitled “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.” The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. The Company intends to defend this action vigorously; however, it may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed.

Consumer Litigation. On December 22, 2005, a consumer class action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of the Company’s gift subscriptions which were allegedly sold to consumers in violation of a California law that allegedly makes it unlawful to sell gift certificates in California containing an expiration date. On March 23, 2007, the Court entered final judgment in the lawsuit approving the Company’s settlement agreement with plaintiffs that included no admission or findings of any violations and dismissed the action. The settlement did not have a material effect on the Company’s results of operations.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. It is possible that the Federal District Court may not provide final approval to the settlement in whole or part. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact, if any, the decision may have on the proposed settlement agreement. Plaintiffs have filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Federal District Court has indicated that it will not make any decision regarding the proposed settlement until the Second Circuit decides whether it will consider a rehearing. On January 24, 2007, the Second Circuit ordered the Underwriters to file a response on certain issues to Plaintiffs’ request for a rehearing. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2007.

It is not yet clear what impact, if any, the decision may have on the proposed settlement agreement. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Federal District Court indicated that it would not make any decision regarding the proposed settlement until the Second Circuit had decided whether to consider a rehearing. On April 6th, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed that plaintiffs might ask the district court to certify a more limited class. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2007.

The Company is involved in numerous lawsuits in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2007, the Company had accrued an immaterial liability amount for one of the lawsuits filed against it, no other lawsuits met the conditions for accrual. The Company expenses legal costs as they are incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market, on any trading day during the respective period:

Fiscal Year 2007	High	Low
Fourth Quarter ended January 31, 2007	$6.50	$5.05
Third Quarter ended October 31, 2006	$8.37	$6.19
Second Quarter ended July 31, 2006	$8.49	$5.99
First Quarter ended April 30, 2006	$9.49	$5.35

Fiscal Year 2006	High	Low
Fourth Quarter ended January 31, 2006	$6.06	$4.73
Third Quarter ended October 31, 2005	$6.24	$4.56
Second Quarter ended July 31, 2005	$7.75	$5.05
First Quarter ended April 30, 2005	$6.89	$3.45

Holders of Record

As of April 3, 2007, we had 1,169 stockholders of record and the closing price of our common stock was $6.45 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2007 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2007.

Recent Sales of Unregistered Securities

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

On September 11, 2006 we issued 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share to institutional investors. The issuance of shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting our estimated offering expenses of $484,000.

Purchases of Equity Securities

We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our 1999 Employee Incentive Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 1 through March 31, 2006	4,454	$7.24	—	$—
July 1 through July 31, 2006	29,575	$7.37	—	$—
October 1 through October 31, 2006	46,474	$6.89	—	$—

The Company will continue to reacquire shares of stock from employees as their restricted stock grants vest.

Stock Performance Graph

The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2002, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

	January 31,
	2002	2003	2004	2005	2006	2007
TiVo Inc.	$100.00	$85.17	$177.10	$66.06	$90.77	$88.14
NASDAQ Composite	$100.00	$67.88	$105.70	$106.89	$121.35	$130.43
RDG Technology Composite	$100.00	$61.57	$97.40	$89.53	$101.46	$106.16

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2007, 2006, 2005, 2004, and 2003, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$198,924	$167,194	$107,166	$61,560	$39,261
Technology revenues	19,061	3,665	8,310	15,797	20,909
Hardware revenues	88,740	72,093	111,275	72,882	45,620
Rebates, revenue share, and other payment to channel*	(48,136)	(47,027)	(54,696)	(9,159)	(9,780)

Net revenues	258,589	195,925	172,055	141,080	96,010

Cost and Expenses
Cost of service revenues	43,328	34,179	29,360	17,705	17,119
Cost of technology revenues	16,849	782	6,575	13,609	8,033
Cost of hardware revenues	112,212	86,817	120,323	74,836	44,647
Research and development	50,728	41,087	37,634	22,167	20,714
Sales and marketing*	42,955	35,047	37,367	18,947	48,117
General and administrative	44,813	38,018	16,593	16,296	14,465

Loss from operations	(52,296)	(40,005)	(75,797)	(22,480)	(57,085)

Interest income	4,767	3,084	1,548	498	4,483
Interest expense and other	(173)	(14)	(5,459)	(9,587)	(27,569)

Loss before income taxes	(47,702)	(36,935)	(79,708)	(31,569)	(80,171)

Provision for income taxes	(52)	(64)	(134)	(449)	(425)

Net loss	(47,754)	(36,999)	(79,842)	(32,018)	(80,596)

Less: Series A redeemable convertible preferred stock dividend	—	—	—	—	(220)
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	(1,445)

Net loss *	$(47,754)	$(36,999)	$(79,842)	$(32,018)	$(82,261)

Net loss per share
Basic and diluted*	$(0.53)	$(0.44)	$(0.99)	$(0.48)	$(1.61)
Weighted average shares used to calculate basic and diluted net loss per share	89,864	83,683	80,264	66,784	51,219

	As of January 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,079	$85,298	$87,245	$138,210	$40,401
Short-term investments	39,686	18,915	19,100	5,025	3,800
Total assets*	211,950	159,008	160,052	183,891	82,320
Long-term portion of convertible notes payable	—	—	—	6,005	4,265
Long-term portion of convertible notes payable-related parties	—	—	—	—	3,920
Long-term portion of deferred revenues	54,851	67,575	63,131	46,035	32,373
Total stockholders’ equity (deficit)*	16,996	(29,372)	(2,692)	65,632	(24,697)

*	Changes to Previously Announced Fourth Quarter and Fiscal Year Ended January 31, 2007 Results

We have made adjustments to our previously announced results for the fourth quarter and fiscal year ended January 31, 2007, announced on March 7, 2007. During the course of preparation of our annual report on Form 10-K, we determined we had understated revenue share and sales and marketing expenses by a total of $802,000 resulting in an increase in net loss per share of $0.01 for the fiscal year and fourth quarter ended January 31, 2007.

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2007. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation and adjusted for a change in an accounting policy.

	Three Months Ended
	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	Apr 30, 2005
	(unaudited, in thousands except per share data)
Revenues
Service revenues	$53,543	$49,000	$49,430	$46,951	$46,305	$42,296	$40,249	$38,344
Technology revenues	3,837	3,616	3,450	8,158	663	901	425	1,676
Hardware revenues	35,074	27,978	16,235	9,453	32,266	24,652	4,649	10,526
Rebates, revenue share, and other payments to channel*	(15,204)	(14,934)	(9,948)	(8,050)	(19,167)	(18,234)	(5,988)	(3,638)

Net revenues	77,250	65,660	59,167	56,512	60,067	49,615	39,335	46,908
Cost of revenues
Cost of service revenues	12,445	10,820	9,628	10,435	10,250	8,431	6,859	8,639
Cost of technology revenues	3,476	3,006	3,001	7,366	(121)	77	599	227
Cost of hardware revenues	43,534	31,925	21,607	15,146	38,811	24,667	7,697	15,642

Total cost of revenues	59,455	45,751	34,236	32,947	48,940	33,175	15,155	24,508

Gross margin	17,795	19,909	24,931	23,565	11,127	16,440	24,180	22,400
Operating expenses
Research and development	12,755	12,221	12,891	12,861	10,693	9,712	9,778	10,904
Sales and marketing*	17,099	10,123	8,344	7,389	10,637	10,006	7,574	6,830
General and administrative	8,852	9,811	11,091	15,059	11,769	11,702	8,409	6,138

Loss from operations	(20,911)	(12,246)	(7,395)	(11,744)	(21,972)	(14,980)	(1,581)	(1,472)
Interest income	1,426	1,291	988	1,062	900	826	734	624
Interest expense and other	(8)	(133)	(29)	(3)	(1)	(10)	(2)	(1)

Loss before income taxes	(19,493)	(11,088)	(6,436)	(10,685)	(21,073)	(14,164)	(849)	(849)
Provision for income taxes	(17)	(4)	(12)	(19)	(13)	—	(43)	(8)

Net loss	$(19,510)	$(11,092)	$(6,448)	$(10,704)	$(21,086)	$(14,164)	$(892)	$(857)

Net loss per common share basic and diluted	$(0.20)	$(0.12)	$(0.07)	$(0.13)	$(0.25)	$(0.17)	$(0.01)	$(0.01)

Weighted average common shares used to calculate basic net loss per share	96,415	91,930	85,978	85,134	84,643	84,201	83,506	82,381

*	Changes to Previously Announced Fourth Quarter and Fiscal Year Ended January 31, 2007 Results

We have made adjustments to our previously announced results for the fourth quarter and fiscal year ended January 31, 2007, announced on March 7, 2007. During the course of preparation of our annual report on Form 10-K, we determined we had understated revenue share and sales and marketing expenses by a total of $802,000 resulting in an increase in net loss per share of $0.01 for the fiscal year and fourth quarter ended January 31, 2007.

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

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, TiVoCast content (which includes premium content delivered from Amazon Unbox), TiVo KidZone, TiVo Online Scheduling, and TiVo Product Watch. As of January 31, 2007, there were approximately 4.4 million subscriptions to the TiVo service. We distribute the TiVo service through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as satellite television providers, including currently DIRECTV and in the future cable television operators, such as Comcast and Cox, and digital subscriber line, DSL, providers such as BellSouth and Earthlink. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview and Outlook of Financial Results

During the fiscal year ended January 31, 2007, we experienced growth in our TiVo-Owned subscription base and subscription revenues. Through our continued investment in marketing and research and development, we increased our TiVo-Owned subscription base. However, this subscription growth was largely offset by the loss of a portion of our DIRECTV installed subscription base. Additionally, in fiscal year 2007 we elected to invest in subscription acquisition activities in an effort to expand our subscription base and promote the TiVo brand for future partnerships. TiVo-Owned subscription gross additions for the fiscal year 2007 were 429,000, which was down 13% from the fiscal year 2006.

For the fiscal year ending January 31, 2008, we plan to lower our consumer hardware rebates offerings thereby reducing our rebates, revenues share and other payments to channel and we will redirect a portion of those funds towards advertising expenditures to promote the TiVo brand and service, which will increase our sales and marketing expenses. In fiscal year 2008, we expect to continue to grow our TiVo-Owned subscription base; however, we expect this growth to continue to be offset by losses in our DIRECTV subscription installed base as DIRECTV no longer markets the TiVo service to its customers as of February 2007. We anticipate fiscal year 2008 will have continued service revenue growth as our TiVo-Owned subscription base increases and our advertising sales business grows. This service revenue growth will be somewhat offset by the continued decline of product lifetime subscription related revenues as they become fully recognized coupled with a decline in DIRECTV-related service revenues due to further losses in our DIRECTV subscription installed base. Development and deployment of the TiVo service software solution for Comcast and Cox are expected to launch in initial markets during fiscal year 2008. During fiscal year 2008, we expect to recognize technology revenue associated with the development work from our Comcast and Cox agreements.

The following table sets forth selected information as of our fiscal years ended January 31, 2007, 2006, and 2005:

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands)
Service and technology revenues	$217,985	$170,859	$115,476
Net revenues	$258,589	$195,925	$172,055
Cost of revenues	(172,389)	(121,778)	(156,258)
Operating expenses	(138,496)	(114,152)	(91,594)

Loss from operations	$(52,296)	$(40,005)	$(75,797)

Cash flows from operating activities	$(33,507)	$3,425	$(37,214)

Service and Technology Revenues. Our service and technology revenues, which include subscription fees received for the TiVo service, advertising fees, and engineering and licensing fees, increased $47.1 million or 28% during the fiscal year ended January 31, 2007 compared to the prior fiscal year. This increase was primarily due to an increase in our cumulative TiVo-Owned subscription installed base of approximately 235,000 net TiVo-Owned subscriptions during the fiscal year ended January 31, 2007, coupled with $16.2 million in technology revenues from licensing and engineering work recognized from our Comcast Agreement.

Net Revenues. In addition to service and technology revenues, our net revenues include our hardware revenues as well as any offsetting effects of contra-revenue such as rebates, revenue shares, and other payments to channel. Net revenues increased by $62.7 million or 32% during the fiscal year ended January 31, 2007 compared to the prior fiscal year. The increase of $16.6 million in hardware revenues in absolute dollars is attributed to increased sales to our new and existing retail channel customers and the rollout of our new TiVo Series2 DT and from our new TiVo Series3 HD DMR models.

Cost of Revenues. Our total costs of revenues, which include cost of service revenues, cost of technology revenues, and cost of hardware revenues, increased by $50.6 million or 42% during the fiscal year ended January 31, 2007. The cost of service and technology revenues for the fiscal year ended January 31, 2007 increased by $25.2 million, or 72%, compared to the prior fiscal year primarily as a result of $16.2 million in technology costs related to Comcast coupled with increased costs associated with our growing TiVo-Owned subscription base. The cost of hardware revenues for the fiscal year ended January 31, 2007 increased by $25.4 million, or 29%, compared to the prior fiscal year, primarily due to increased hardware shipments related to our introduction of two new DVR models during the year.

Operating Expenses. Our operating expenses, including research and development, sales and marketing, and general and administrative expenses, increased $24.3 million or 21% during the fiscal year ended January 31, 2007 compared to the prior fiscal year. The largest contributor to the increase in operating expenses for the fiscal year end January 31, 2007 was non-cash stock compensation expense of $13.2 million, compared to $385,000 in the prior year. This increase of $12.8 million was largely due to the adoption of Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payments”.

Cash Flows from Operating Activities. Our cash used in operating activities for the fiscal year ended January 31, 2007 was $33.5 million, as compared to $3.4 million provided by operating activities for the prior fiscal year. This change in cash flows used in operating activities is largely due to the increase in our net loss coupled with increased inventory spending and reduction of deferred revenues due to the Company’s decision to discontinue general sale of the product lifetime subscription service.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the growth in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly by TiVo to consumers who have TiVo-enabled DVRs. The DIRECTV lines refer to subscriptions sold by DIRECTV to consumers who have integrated DIRECTV satellite receivers with TiVo service. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005	April 30, 2005
TiVo-Owned Subscription Gross Additions:	163	101	74	91	221	92	77	104

Subscription Net Additions:
TiVo-Owned	101	53	30	51	183	55	40	72
DIRECTV	-91	-37	-29	2	173	379	214	247

Total Subscription Net Additions	10	16	1	53	356	434	254	319

Cumulative Subscriptions:
TiVo-Owned	1,726	1,625	1,572	1,542	1,491	1,308	1,253	1,213
DIRECTV	2,718	2,809	2,846	2,875	2,873	2,700	2,321	2,107

Total Cumulative Subscriptions	4,444	4,434	4,418	4,417	4,364	4,008	3,574	3,320

Fully Amortized Active Lifetime Subscriptions	165	138	129	122	100	89	83	76

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	58%	55%	53%	52%	51%	51%	51%	51%

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

TiVo-Owned subscription net additions increased by 235,000 subscriptions, bringing the TiVo-Owned installed subscription base to 1.7 million subscriptions for the fiscal year ended January 31, 2007. TiVo-Owned subscription net additions for the fiscal year ended January 31, 2007 decreased by 115,000 compared to the same prior fiscal year period we believe, largely due to an increase in churn resulting from a larger subscription base and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products, and the increasing importance of high definition television. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 7% to 58% during the quarter ended January 31, 2007, as compared to the same prior-year period. DIRECTV installed subscription base decreased by 155,000 subscriptions to 2.7 million subscriptions as of January 31, 2007 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of January 31, 2007, approximately 165,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months, such TiVo product lifetime subscriptions represent approximately 23% of our cumulative lifetime subscriptions as compared to 13% for the fiscal year ended January 31, 2006. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, Management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities, for our primary product offerings, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2007	2006	2005
	in thousands, accept percentages
TiVo-Owned subscription cancellations	(194)	(144)	(69)
Average TiVo-Owned subscriptions	1,584	1,269	819
Annual Churn Rate	-12%	-11%	-8%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	-1.0%	-0.9%	-0.7%

The TiVo-Owned Churn Rate per month was 1.0% for the fiscal year ended January 31, 2007 compared to .9% and .7% for the fiscal years ended January 31, 2006 and 2005, respectively. The TiVo-Owned Churn rate per month of 1.0% for the fiscal year ended January 31, 2007 is primarily comprised of cancellations of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace, competitive pricing issues, the growing importance of offering competitive service features such as high definition television recording capabilities, and increased churn from product lifetime subscriptions.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). This includes all fixed costs including headcount related expense, such as stock based compensation, marketing not directly associated with subscription acquisition, operating expenses for the advertising sales business, and allocations. We do not include DIRECTV subscription gross additions in our calculation of SAC because we incur limited or no acquisition costs for new DIRECTV subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
	2007	2006	2005
Subscription Acquisition Costs

Sales and marketing expenses	$42,955	$35,047	$37,367
Rebates, revenue share, and other payments to channel	48,136	47,027	54,696
Hardware revenues	(88,740)	(72,093)	(111,275)
Cost of hardware revenues	112,212	86,817	120,323

Total Acquisition Costs	114,563	96,798	101,111

TiVo-Owned Subscription Gross Additions	429	494	555
Subscription Acquisition Costs (SAC)	$267	$196	$182

During the twelve months ended January 31, 2007, our total acquisition costs were $114.6 million and SAC was $267. Comparatively, total acquisition costs for the twelve months ended January 31, 2006 and 2005 were $96.8 million and $101.1 million, respectively and SAC was $196 and $182, respectively. SAC increased by $71 or 36% for the twelve months ended January 31, 2007 compared to the prior-year period primarily due to our new multi-tiered pricing structure and bundled sales program that we implemented in March 2006 which includes a reduced priced TiVo DVR in exchange for a customer commitment to either a one, two, or three year service plan combined with higher hardware rebate offers that were available to consumers.

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expenses and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing expenses during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience research measurement. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues. Additionally, under the accounting policy for our bundled sales program, revenues associated with these bundled sales transactions, a portion of which were previously recognized as hardware revenues, are now being recognized in service revenues. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2007	2006	2005
	(In thousands, except ARPU)
Service and Technology revenues	$217,985	$170,859	$115,476
Less: Technology revenues	(19,061)	(3,665)	(8,310)

Total Service revenues	198,924	167,194	107,166
Less: DIRECTV-related service revenues	(32,066)	(32,788)	(21,071)

TiVo-Owned-related service revenues	166,858	134,406	86,095
Average TiVo-Owned revenues per month	13,905	11,201	7,175
Average TiVo-Owned per month subscriptions	1,584	1,269	819

TiVo-Owned ARPU per month	$8.78	$8.83	$8.76

TiVo-Owned ARPU per month for the fiscal year ended January 31, 2007 decreased from fiscal year ended January 31, 2006 and increased from fiscal year ended January 31, 2005 to $8.78 from $8.83 and from $8.76, respectively. The decrease in TiVo-Owned ARPU for the fiscal year ended January 31, 2007 was due to an increase of 65,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue, as compared to the same prior year period. However, this decrease in TiVo-Owned ARPU due to the increase in fully-amortized and still active product lifetime subscriptions was partially offset by our new multi-tiered pricing structure and bundled sales program which yielded a higher monthly subscription rate for new TiVo-Owned subscriptions. We expect the number of fully-amortized and still active product lifetime subscriptions to increase in fiscal year ended January 31, 2008. The increase of $.07 for the fiscal year ended January 31, 2006 was largely due to increased volume of monthly subscriptions as compared to the same prior year period.

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

	Fiscal Year Ended January 31,
DIRECTV Average Revenue per Subscription	2007	2006	2005
	(In thousands, except ARPU)
Service and Technology revenues	$217,985	$170,859	$115,476
Less: Technology revenues	(19,061)	(3,665)	(8,310)

Total Service revenues	198,924	167,194	107,166
Less: TiVo-Owned-related service revenues	(166,858)	(134,406)	(86,095)

DIRECTV-related service revenues	32,066	32,788	21,071
Average DIRECTV revenues per month	2,672	2,732	1,756
Average DIRECTV per month subscriptions	2,606	2,376	1,154

DIRECTV ARPU per month	$1.03	$1.15	$1.52

For fiscal year 2007, pursuant to the recently amended DIRECTV agreement, TiVo deferred a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Otherwise the recurring subscriptions fees in this agreement are similar to the recurring monthly per household fees for the households with DIRECTV receivers with TiVo service activated since 2002.

ARPU per month for DIRECTV subscriptions for the fiscal year ended January 31, 2007 decreased from the same-year prior periods to $1.03 from $1.15 and $1.52, respectively. The decrease for fiscal year ended January 31, 2007 was largely a result of the deferred DIRECTV revenues described above, which impacted ARPU by a decrease of $.08. The decrease in ARPU for fiscal year ended January 31, 2006 as compared to the same prior year period was a result of acquiring subscriptions at lower recurring revenues than subscriptions added during earlier phases of our DIRECTV relationship.

In fiscal 2008, we expect ARPU per month for DIRECTV subscriptions to decrease further as the term of our Seventh Amendment of our Development Agreement continues. Under the Seventh Amendment, after February 15, 2007, DIRECTV will pay us a monthly fee for all DIRECTV households with TiVo receivers similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV. We will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, maintenance, and support services, which may potentially be offset by increased advertising revenues in the future.

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

Recognition Period for Product Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year 2007, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from product lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of January 31, 2007, 165,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 23% of our cumulative lifetime subscriptions as compared to 13% for the fiscal year ended January 31, 2006. During fiscal year 2008, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition and compatibility of our existing TiVo units with high definition programming. Further analysis will allow us to determine if our useful life is shorter or longer than four-years, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.

Engineering Services Project Cost Estimates. For engineering services that are essential to the functionality of the software or involve significant customization or modification, we recognize revenues using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs, principally labor, incurred to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo. For the fiscal year ended January 31, 2007 the majority of our technology revenues are related to the Comcast development agreement and are offset by an equal amount of development cost recognized as cost of technology revenues.

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 rebate program is 64% based on historical redemptions for previous $150 rebate programs. Starting November 5, 2006, the Company had new rebate programs which offer a rebate of $180 for a dual tuner DVR unit and $220 for a single tuner DVR unit. The estimated weighted average redemption rate for these programs is 74%. Starting February 18, 2007, the rebate amount was lowered to $150 for a dual tuner DVR unit and $170 for a single tuner DVR unit. During the fiscal year ended January 31, 2007, we recorded a total charge of $29.5 million, of which $9.2 million related to our earlier $150 rebate programs and $20.3 million related to the rebate programs announced in November 2006 and February 2007. As of January 31, 2007, $14.5 million remains accrued on the Company’s balance sheet. A one-percentage point deviation in our redemption rebate estimate would have resulted in an increase or decrease in our rebate liability as of January 31, 2007 of approximately $140,000. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as “rebates, revenue share, and other payments to channel” in our consolidated financial statements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis. We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent Management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. As of January 31, 2007, we impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Valuation of Stock-Based Compensation. On February 1, 2006, we adopted the provisions of SFAS 123R, “Share-Based Payment”, requiring us to recognize expense related to the fair value of our stock-based compensation awards. SFAS No. 123R eliminates the option to account for stock-based compensation transactions with employees using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead requires that such transactions be accounted for using a fair-value based method. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes option pricing model to determine the fair value of our stock options and ESPP awards. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of an award is based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted.

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

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company estimates that the adoption of FIN 48 will not have a significant impact on the Company’s financial position and results of operations.

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

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2007, 2006, and 2005 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2007		2006		2005
	(In thousands, except percentages)
Service revenues	$198,924	77%	$167,194	85%	$107,166	62%
Technology revenues	$19,061	7%	$3,665	2%	8,310	5%
Hardware revenues	$88,740	34%	$72,093	37%	111,275	65%
Rebates, revenue share, and other payments to channel	$(48,136)	-18%	$(47,027)	-24%	(54,696)	-32%

Net revenues	$258,589	100%	$195,925	100%	$172,055	100%

Change from same prior-year period	32%		14%		22%

Of the total service revenues and technology revenues for the fiscal year ended January 31, 2005, $6.8 million was generated from related parties. No revenues were generated from related parties in the fiscal years ended January 31, 2006 or 2007.

•

Service Revenues. Service revenues for the fiscal year ended January 31, 2007 increased 19% or $31.7 million over the service revenues for the fiscal year ended January 31, 2006. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base. During the fiscal year ended January 31, 2007 we added 235,000 net TiVo-Owned subscriptions bringing the total installed base to over 4.4 million as of January 31, 2007. Service revenues for the year ended January 31, 2006 were $167.2 million, 56% higher than the service revenues for the year ended January 31, 2005. During the fiscal year ended January 31, 2006, we added 1.4 million net subscriptions to the TiVo service.

Consumer demand for TiVo-enabled DVR and DVD products was driven by broad availability and strong support in the retail channel, consumer rebate programs, and increased consumer awareness of the TiVo service. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers such as Best Buy, Circuit City, Radio Shack, and others and by launching advertising campaigns directed at growing our subscription base. We anticipate fiscal year 2008 will have continued service revenue growth as our TiVo-Owned subscription installed base increases and our advertising sales business grows; however, we expect to see a decrease in DIRECTV-related service revenues in fiscal year 2008 as compared to fiscal year 2007.

•

Technology Revenues. In the fiscal year ended January 31, 2007, we derived 7% of our net revenues, or $19.1 million, from licensing and engineering services compared to 2% of our net revenues, or $3.7 million, in the prior fiscal year. Technology revenues for the fiscal year ended January 31, 2007 were 420%, or $15.4 million higher than the prior fiscal year end largely due to revenues of $16.2 million in revenues recognized from engineering services related to our agreement with Comcast, of which $4.6 million is related to services performed in fiscal year 2006, and was offset by an equal amount of development expense recognized as cost of technology revenues. Technology revenues for fiscal year 2006 were 56% lower than the fiscal year 2005 as engineering services for existing contracts were completed and engineering services related to our agreements with Comcast had not yet begun. Additionally, in fiscal year 2006, we determined that we needed to incur $1.0 million of development costs related to a loss contract deemed substantially complete in fiscal year 2005. As a result, we recorded a total charge of $1.0 million to the statement of operations in the three months ended July 31, 2005 of which $435,000 was a reduction in technology revenues and $598,000 was an increase in costs of technology revenues. Technology revenues for the twelve months ended January 31, 2006 were largely a result of amortization of deferred revenue on existing license contracts.

•

Hardware Revenues. Hardware revenues, net of allowance for sales returns, for the fiscal year ended January 31, 2007 was 34% of our net revenues compared to 37% for the prior fiscal year. The increase in hardware revenues in absolute dollars is attributed to increased sales to our new and existing retail channel customers and the rollout of our new TiVo Series2 DT and TiVo Series3 HD DMR models, which was partially offset by lower hardware prices under our bundled sales programs. For the fiscal year ended January 31, 2006, hardware revenues were 37% of our net revenues compared to 65% for the prior fiscal year. For the fiscal year ended January 31, 2006, the decrease in hardware revenues was largely a result of decreased hardware sales volume due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors’ and cable and service providers. Additionally, the average selling price has declined year-over-year due to consumer incentive programs, including one program which offered a free DVR with the purchase of an annual or product lifetime product subscription.

For the fiscal years ended January 31, 2007, 2006, and 2005, one retail customer generated $30.5 million, $31.7 million, and $49.5 million of hardware revenues or 12%, 44%, and 29% of net revenues, respectively.

•

Rebates, revenue share, and other payments to channel. We recognize certain marketing-related payments as a reduction of revenues in our consolidated statements of operations. These reductions are recorded based on an estimated potential liability for our consumer rebate program, which is based on the percentage of customers that were reimbursed for the rebate for similar past programs and then we adjust estimates to reflect actual redemptions. Rebates, revenue share, and other payments to channel increased by $1.1 million or 2% for the fiscal year ended January 31, 2007 as compared to the same prior year period. In the fiscal year ended January 31, 2007, we had an increase of $4.8 million in rebate expense due to higher hardware rebates amounts offered and an increased redemption rate. This increase was largely offset by a decrease of $1.8 million in marketing development funds and $1.9 million in TiVo rewards expense. For the fiscal year ended January 31, 2006, rebates, revenue share, and other payments to channel decreased by $7.7 million, as compared to the same prior fiscal year period. The primary contributor to the decrease in rebates, revenue share, and other payments to channel for the fiscal year ended January 31, 2006 as compared to the prior fiscal year was lower than expected rebate expenses due to fewer programs offered in the first half of fiscal year 2006. In addition, we had a reversal of $7.7 million of rebate expense during the six months ended July 31, 2005, which was primarily a result of a truing up the rebate accruals established in fiscal year 2005, for certain rebate programs that ended during the three months ended April 30, 2005. Consumer rebate expenses were $29.5 million, $24.7 million, and $37.1 million for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. For the fiscal year ending January 31, 2008, we plan to lower our consumer hardware rebate offerings thereby reducing our rebates, revenues share and other payments to channel.

Cost of service and technology revenues.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
Cost of service revenues	$43,328	$34,179	$29,360
Cost of technology revenues	$16,849	$782	$6,575

Cost of service and technology revenues	$60,177	$34,961	$35,935

Change from same prior-year period	72%	-3%	15%
Percentage of service and technology revenues	28%	20%	31%
Service gross margin	$155,596	$133,015	$77,806
Technology gross margin	$2,212	$2,883	$1,735
Service gross margin as a percentage of service revenue	78%	80%	73%
Technology gross margin as a percentage of technology revenue	12%	79%	21%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service and technology revenues for the fiscal year ended January 31, 2007 increased $25.2 million, or 72%, compared to the prior fiscal year.

Cost of service revenues for the fiscal year ended January 31, 2007 increased by $9.1 million or 27%. The year over year increase was due to a 140% increase in information technology related expense, or $1.8 million; an 84% increase in license fees, or $1.7 million; a 10% increase customer care and retention costs, or $1.3 million; a 26% increase in credit card fees, or $1.0 million; and an 81% increase in depreciation and amortization expenses or $886,000. These increases were a result of our 16% increase in TiVo-Owned subscription base, increased royalty costs associated with our new TiVo Series2 DT and Series3 DMR models and our increased focus on issues of customer care and retention. Cost of service revenues for the fiscal year ended January 31, 2006 increased by 16% or $4.8 million as compared to the prior fiscal year. The year over year increase was due to increased customer care center costs of 32% or $3.1 million compared to the prior fiscal year, a 14% or $454,000 increase in credit card fees, and an 11% or $327,000 increase in salaries and wages expense, as compared to the prior fiscal year. These increases were a direct result of our 45%, or 1.4 million, increase in subscriptions.

Cost of technology revenues increased by $16.1 million for the fiscal year ended January 31, 2007, as compared to the prior fiscal year. These increase in costs are related to the Comcast development agreement and are offset by an equal amount of development revenue recognized as technology revenues.

Cost of technology revenues decreased by 88% or $5.8 million for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. These decreases were a result of decreased technology revenues related to existing contracts, where development services had been substantially completed. Additionally, the Comcast development work was in the preliminary stages and all of the $4.6 million of incurred costs that had been deferred at January 31, 2006 were subsequently recognized as cost during the first quarter of fiscal year ended January 31, 2007.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
Cost of hardware revenues	$112,212	$86,817	$120,323
Change from same prior-year period	29%	-28%	61%
Percentage of hardware revenues	126%	120%	108%
Hardware gross margin	$(23,472)	$(14,724)	$(9,048)
Hardware gross margin as a percentage of hardware revenue	-26%	-20%	-8%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The hardware gross margin loss, as a percentage of hardware revenue, for the fiscal year ended January 31, 2007 increased by approximately 6% compared to the prior fiscal year. This increase is due primarily to the adoption of our multi-tiered pricing and bundled sales model in our direct sales channel which has resulted in an increased gross margin loss, both in terms of absolute dollars and as a percentage of hardware revenue. For the fiscal year ended January 31, 2007 we sold more DVR units into the retail channel than in the prior fiscal year, largely due to the new TiVo Series2 DT and TiVo Series3 HD DMR models were launched during the fiscal year. While these new models generated higher revenues, they also had higher per unit costs.

The hardware gross margin loss, as a percentage of hardware revenue, for the fiscal year ended January 31, 2006 had increased as compared to the prior fiscal year due largely to our pricing programs during fiscal year 2006 as compared to the same prior year period. The number of DVRs sold to our retailers and through our direct channel decreased by approximately 35% compared to the fiscal year ended January 31, 2005, due to increased competition from DIRECTV’s TiVo products, as well as from other DVR distributors. The combination of (1) lower overall hardware revenues and (2) a greater percentage of our hardware revenues sold through our direct sales channel, which received $150 instant rebates, resulted in an increased gross margin loss, in terms of absolute dollars, for the fiscal year ended January 31, 2006.

Research and development expenses.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
Research and development expenses	$50,728	$41,087	$37,634
Change from same prior-year period	23%	9%	70%
Percentage of net revenues	20%	21%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue decreased 1%, for the fiscal year ended January 31, 2007, as compared to the prior fiscal year. However, in terms of absolute dollars, research and development increased 23% for the fiscal year ended January 31, 2007, as compared to the prior fiscal year. The absolute dollar increase in expenses for fiscal year ended January 31, 2007 was due to an increase of $7.6 million in headcount related costs associated with an increase in engineering headcount, $5.7 million in additional stock based compensation in connection with the adoption of FAS 123R, offset by $6.2 million in engineering expenses allocated to cost of technology revenues.

Research and development expenses, as a percentage of net revenue decreased 1%, for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. However, in terms of absolute dollars, research and development increased 9% for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. The absolute dollar increase in expenses for fiscal year ended January 31, 2006 was due largely to a $2.8 million decrease in engineering expenses allocated to cost of technology revenues.

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
Sales and marketing expenses	$42,955	$35,047	$37,367
Change from same prior-year period	23%	-6%	97%
Percentage of net revenues	17%	18%	22%

Sales and marketing expenses consist primarily of employee salaries and related expenses, media advertising (including print, online, radio, and television), public relations activities, special promotions, trade shows, and the production of product related items, including collateral and videos. Sales and marketing expenses, as a percentage of net revenue, decreased by 1% for the fiscal year ended January 31, 2007, as compared to the prior fiscal year and, in terms of absolute dollars increased by 23% for the fiscal year ended January 31, 2007, as compared to the prior fiscal year. The largest contributors in terms of absolute dollars, to the increased sales and marketing expenses for the fiscal year ended January 31, 2007 from the prior fiscal year, was advertising expense that increased by 30% or by $5.3 million, coupled with an increase in stock-based compensation expense of $1.6 million associated with the adoption of FAS123R. We expect sales and marketing expense to increase in fiscal year 2008, in terms of absolute dollars, as a result of our planned new marketing and advertising strategies.

Sales and marketing expenses, as a percentage of net revenue, decreased by 4% for the fiscal year ended January 31, 2006, as compared to the prior fiscal year and, in terms of absolute dollars decreased by 6%, or $2.3 million, for the fiscal year ended January 31, 2006, as compared to the prior fiscal year. The largest contributor to the decreased sales and marketing expenses for the fiscal year ended January 31, 2006, in terms of absolute dollars, was advertising expense that decreased by 35% or by $5.6 million, from the prior fiscal year. This decrease was offset by $1.4 million for salaries and bonuses due to an increase in regular headcount by 10 employees. In addition we had a $1.3 million increase in public relations and events expense.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
General and administrative	$44,813	$38,018	$16,593
Change from same prior-year period	18%	129%	2%
Percentage of net revenues	17%	19%	10%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. General and administrative expenses, as a percentage of net revenues decreased 2% for the fiscal year ended January 31, 2007, as compared to the same prior year period, and in terms of absolute dollars, increased 18% compared to the same prior year period. These increases are largely related to increased salary and related costs of $3.3 million due to an increase in head count of 14 employees and costs associated with transition arrangements of highly compensated executives. Additionally, we had an increase in stock compensation expense of $5.6 million in connection with the adoption of FAS 123R. These increases were partially offset by a decrease in legal spending of $2.4 million.

General and administrative expenses, as a percentage of net revenue increased 9% for the fiscal year ended January 31, 2006 as compared to the prior fiscal year, and in terms of absolute dollars increased 129%, compared to the prior fiscal year. This increase was largely due to increased legal and consulting expenses of $14.5 million in connection with our ongoing lawsuits with EchoStar and other parties. Salaries and wages expense increased by $4.0 million for the fiscal year ended January 31, 2006 due to an increase in regular headcount of 13 personnel, costs associated with transition arrangements of highly compensated executives and adoption of the non-executive bonus plan as compared to the prior fiscal year.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2007 was $4.8 million or approximately a 55% increase over the $3.1 million from the prior fiscal year. The increase was a result of an increase in the average interest rate earned in the fiscal year ended January 31, 2007 to approximately 5.0% from 3.3% in the prior fiscal year.

For the fiscal year ended January 31, 2006 interest income was $3.1 million, or approximately double the $1.5 million from the prior fiscal year. The increase was a result of an increase to 3.3% in the average interest rate earned in the fiscal year ended January 31, 2006 from 1.4% in the prior fiscal year.

Interest expense and other. Interest expense and other for fiscal year ended January 31, 2007 was $51,000, as compared to $14,000 from the prior fiscal year. For the fiscal year ended January 31, 2006 interest expense was $14,000, as compared to $5.5 million from the prior fiscal year. This decrease was largely due to no outstanding convertible notes payable during fiscal year 2006.

For fiscal year ended January 31, 2005, interest expense and other primarily consists of cash and non-cash charges related to interest expense paid for coupon interest expense on the convertible notes and interest expense paid to our consumer electronics manufacturers according to negotiated deferred payment schedules.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except percentages)
Total cash interest expense	51	14	608
Total non-cash interest expense	—	—	4,854

Total interest expense	51	14	5,462
Total other expenses	—	—	(3)

Total interest expense and other	51	14	5,459

Change from same prior-year period	264%	-100%	-43%

Provision for income taxes. Income tax provision was $52,000, $64,000, and $134,000 in fiscal 2007, 2006 and 2005 due to state income taxes and foreign withholding taxes paid.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At January 31, 2007, we had $128.8 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, short term investments, combined with funds generated/used from operations, and our revolving line of credit facility with Citigroup represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$(33,507)	$3,425	$(37,214)
Net cash used in investing activities	$(41,237)	(10,805)	(18,099)
Net cash provided by financing activities	$78,525	5,433	4,348

Net Cash Used in Operating Activities

The increase in net cash used in operating activities of $36.9 million from fiscal year 2006 to 2007 was largely attributable to the increase in net loss of $10.8 million, coupled with an increase in inventory expenditures of $20.2 million, and a decrease in cash provided by deferred revenues of $26.1 million, due to the amortization of product lifetime subscription revenues. These usages were partially offset by an increase in non-cash stock compensation of $14.3 million, and a decrease in payments made to vendors of $6.6 million.

The increase in net cash provided by operating activities from fiscal year 2005 to 2006 was largely attributable to the decrease in net loss incurred during fiscal year 2006. The primary changes in net loss for the fiscal year ended January 31, 2006 were higher service and technology gross margins of $56.4 million coupled with lower rebates, revenue share, and other payments to channel of $7.7 million, which were partially offset by increased operating expenses of $22.6 million, as compared to the prior fiscal year.

Cash from deferred revenues increased during the fiscal years 2006 and 2005 because we sold product lifetime subscriptions and received up front license and engineering services payments. These activities cause us to receive cash payments in advance of providing the services, which we recognize as deferred revenues. As we no longer offer product lifetime subscriptions for general sale, we expect the amount of deferred revenues attributable to the product lifetime subscriptions to decrease in the future.

Net Cash Used in Investing Activities

The net cash used in investing activities for fiscal year ended January 31, 2007 was approximately $41.2 million compared to $10.8 million in fiscal year 2006. This increase was largely due to purchases of property and equipment for $7.3 million to support our business growth, $1.1 million used to purchase technology utilized within our new TiVo Series2 DT box, $12.0 million for acquisition of intellectual property rights, including licenses to third party patents, and $28.6 million for purchases of short-term investments. This usage was offset by the sale of short-term investments of $7.9 million.

Net cash used in investing activities for fiscal year 2006 was largely due to the acquisition of intangible assets, including intellectual property rights, for $3.9 million and purchases of property and equipment of $7.1 million to support our business. Short-term investment purchases were offset by short term investment sales. The decrease in net cash used in investing in fiscal year 2006 compared to fiscal year 2005 was due to the decrease of $185,000 in short term investments activities for fiscal year ended January 31, 2006 as compared to the increase of $14.1 million for the fiscal year ending January 31, 2005.

Net Cash Provided by Financing Activities

For the fiscal year ended January 31, 2007, the principal source of cash generated from financing activities related to the issuance of common stock, of which $64.5 million was the net proceeds of our September 5, 2006 underwritten public offering, $9.1 million was related to stock option exercises, $3.3 million was from proceeds from warrant exercises, and $2.8 million related to issuances of stock under our employee stock purchase plan. Additionally, we reacquired 80,503 shares of stock from employees to satisfy $570,000 in tax withholding requirements on newly vested restricted stock grants, and have paid $641,000 of expenses related to acquiring our line of credit.

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

For the fiscal year 2005, the principal source of cash generated from financing activities related to our borrowing under our line of credit with Silicon Valley Bank and the issuance of common stock under our employee stock purchase plan. These transactions generated $4.5 million and $2.4 million, respectively, for the year ended January 31, 2005. Additionally, $1.7 million was obtained from the issuance of common stock for stock options exercised and $4.3 million was used as payment for the repayment at maturity of all of the remaining outstanding 7% convertible notes.

Financing Agreements

$100 Million Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. On September 5, 2006 we sold 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share in an underwritten public offering. The sale of the shares closed on September 11, 2006. The sale of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting our estimated offering expenses of $484,000. We intend to use the net proceeds from the sale of our common stock for general corporate purposes, which may include: funding research, development, sales and marketing, increasing our working capital, reducing indebtedness, and capital expenditures. Pending the application of the net proceeds, we have invested the net proceeds primarily in U.S. government securities and money market funds, as well as in investment-grade, interest bearing securities. Depending upon market conditions, we may issue additional securities under this or future registration statements.

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Citigroup, as lender, may syndicate its commitment under the credit agreement to other lenders, subject to certain limitations. This credit facility replaces a line of credit with Silicon Valley Bank, which was in place from July 17, 2003 until it expired on September 28, 2006.

Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of January 31, 2007, we were able to borrow $50 million. We may request that an additional $50 million be added to the revolving line of credit. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of April 13, 2007 we had no amounts outstanding under this revolving line of credit.

Borrowings under the credit agreement are secured by a first-priority security interest on substantially all of the Company’s current and future assets (except for certain intellectual property held by our subsidiaries and certain other assets). Borrowings under the credit agreement will bear interest at a rate equal to 1-month LIBOR for U.S. dollar deposits plus 4.0%, but during an event of default, the interest rate becomes 2.0% above the rate in effect immediately before the event of default.

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for certain permitted liens); make investments (other than certain types of investments); or pay dividends or make distributions (each subject to certain exceptions). Our previous line of credit with Silicon Valley Bank contained restrictive covenants with generally similar limitations. At January 31, 2007, we were in compliance with these covenants and had zero outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of January 31, 2007, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$7,148	$2,331	$4,817
Purchase obligations	15,768	15,768	—	—

Total contractual cash obligations	$22,916	$18,099	$4,817	$—	$—

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

Other commercial commitments as of January 31, 2007, were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$—	$—	$477	$—

Total contractual obligations	$477	$—	$—	$477	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at January 31, 2007.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and DIRECTV ARPU;

•	expectations of the growth in the future DVR market generally;

•	possible future impact of our change in accounting policy regarding our bundled sales program;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us such as the EchoStar patent infringement cases;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and third party service provider subscriptions (such as DIRECTV, Comcast, and Cox);

•	expectation of future technology and service revenues from Comcast and Cox and future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and sales incentive programs;

•	expectations regarding the seasonality of business and subscription additions;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year; and

•	our ability to raise additional capital through the financial markets in the future.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year, held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2007 and 2006, respectively.

	Fiscal Year Ended January 31,
	2007	2006
Cash and cash equivalents and short-term investments (in thousands)	$128,765	$104,213
Average interest rate	4.97%	3.30%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 66 to 101 of this annual report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TiVo Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

April 12, 2007

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2007	January 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,079	$85,298
Short-term investments	39,686	18,915
Accounts receivable, net of allowance for doubtful accounts of $271 and $56	20,641	20,111
Inventories	29,980	10,939
Prepaid expenses and other, current	3,071	8,744

Total current assets	182,457	144,007
LONG-TERM ASSETS
Property and equipment, net	11,706	9,448
Purchased technology, capitalized software, and intangible assets, net	16,769	5,206
Prepaid expenses and other, long-term	1,018	347

Total long-term assets	29,493	15,001

Total assets	$211,950	$159,008

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$37,127	$24,050
Accrued liabilities	36,542	37,449
Deferred revenue, current	64,872	57,902

Total current liabilities	138,541	119,401
LONG-TERM LIABILITIES
Deferred revenue, long-term	54,851	67,575
Deferred rent and other	1,562	1,404

Total long-term liabilities	56,413	68,979

Total liabilities	194,954	188,380
COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued shares are 97,311,986 and 85,376,191, respectively and outstanding shares are 97,231,483 and 85,376,191, respectively	97	85
Additional paid-in capital	759,314	667,055
Deferred compensation	—	(2,421)
Accumulated deficit	(741,845)	(694,091)
Less: Treasury stock, at cost - 80,503 shares	(570)	—

Total stockholders’ equity (deficit)	16,996	(29,372)

Total liabilities and stockholders’ equity (deficit)	$211,950	$159,008

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

	Twelve Months Ended January 31,
	2007	2006	2005
Revenues
Service and technology revenues ( includes $6,805 from related parties for the fiscal year ended January 31, 2005)	$217,985	$170,859	$115,476
Hardware revenues	88,740	72,093	111,275
Rebates, revenue share, and other payments to channel	(48,136)	(47,027)	(54,696)

Net revenues	258,589	195,925	172,055
Cost of revenues
Cost of service and technology revenues (1)	60,177	34,961	35,935
Cost of hardware revenues	112,212	86,817	120,323

Total cost of revenues	172,389	121,778	156,258

Gross margin	86,200	74,147	15,797

Research and development (1)	50,728	41,087	37,634
Sales and marketing (1) (includes $1,100 from related parties for the fiscal year ended January 31, 2005)	42,955	35,047	37,367
General and administrative (1)	44,813	38,018	16,593

Total operating expenses	138,496	114,152	91,594

Loss from operations	(52,296)	(40,005)	(75,797)
Interest income	4,767	3,084	1,548
Interest expense and other	(173)	(14)	(5,459)

Loss before income taxes	(47,702)	(36,935)	(79,708)
Provision for income taxes	(52)	(64)	(134)

Net loss	$(47,754)	$(36,999)	$(79,842)

Net loss per common share - basic and diluted	$(0.53)	$(0.44)	$(0.99)

Weighted average common shares used to calculate basic and diluted net loss per share	89,864,237	83,682,575	80,263,980
(1) Includes stock-based compensation expense (benefit) as follows :

Cost of service and technology revenues	$1,490	$—	$—
Research and development	5,596	(85)	754
Sales and marketing	1,649	55	302
General and administrative	5,977	415	—

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE JANUARY 31, 2004	79,588,476	$80	—	$—	$644,064	$(1,262)	$(577,250)	$65,632
Issuance of common stock for conversion of notes payable, $3.99 per share	1,553,883	2	—	—	6,198	—	—	6,200
Issuance costs related to conversion of convertible notes payable	—	—	—	—	(142)	—	—	(142)
Cashless exercise of 654,487 warrants resulting in the net issuance of 241,492 shares of common stock	241,492	—	—	—	—	—	—	—
Issuance of common stock related to purchase of patent rights	31,708	—	—	—	306	—	—	306
Issuance of common stock related to exercise of common stock options	448,086	—	—	—	1,689	—	—	1,689
Issuance of common stock related to employee stock purchase plan	434,083	—	—	—	2,409	—	—	2,409
Deferred compensation from issuance of stock options with exercise prices below fair market value	—	—	—	—	300	(300)	—	—
Retirement due to forfeiture of unvested restricted common stock	(16,852)	—	—	—	(144)	144	—	—
Recognition of stock based compensation expense	—	—	—	—	66	990	—	1,056
Net loss	—	—	—	—	—	—	(79,842)	(79,842)

BALANCE JANUARY 31, 2005	82,280,876	$82	—	—	$654,746	$(428)	$(657,092)	$(2,692)

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE JANUARY 31, 2005	82,280,876	$82	—	$—	$654,746	$(428)	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	1,643,915	2	—	—	7,009	—	—	7,011
Issuance of common stock related to employee stock purchase plan	671,348	1	—	—	2,922	—	—	2,923
Cashless exercise of 1,323,120 warrants resulting in the net issuance of 338,190 shares of common stock	338,190	—	—	—	—	—	—	—
Issuance of restricted shares of common stock	480,000	—	—	—	2,934	(2,934)	—	—
Deferred Compensation for option vesting acceleration	—	—	—	—	70	(70)	—	—
Retirement due to forfeiture of unvested restricted shares	(38,138)	—	—	—	(326)	326	—	—
Recognition of stock based compensation expense, net	—	—	—	—	(300)	685	—	385
Net loss	—	—	—	—	—	—	(36,999)	(36,999)

BALANCE JANUARY 31, 2006	85,376,191	$85	—	$—	$667,055	$(2,421)	$(694,091)	$(29,372)

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE JANUARY 31, 2006	85,376,191	$85	—	$—	$667,055	$(2,421)	$(694,091)	$(29,372)
Issuance of common stock related to exercise of common stock options	1,892,697	2	—	—	9,073	—	—	$9,075
Issuance of common stock related to employee stock purchase plan	627,215	1	—	—	2,791	—	—	$2,792
Deferred compensation - reversal due to adoption of FAS 123R	—	—	—	—	(2,421)	2,421	—	$—
Issuance of common stock related to equity offering, net of issuance costs	8,264,463	8	—	—	64,531	—	—	$64,539
Issuance of common stock related to warrant exercise	908,316	1	—	—	3,329	—	—	$3,330
Issuance of restricted shares of common stock	256,740	—	—	—	259	—	—	$259
Retirement due to forfeiture of unvested restricted shares	(13,636)	—	—	—	(15)	—	—	$(15)
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(80,503)	(570)	—	—	—	$(570)
Recognition of stock based compensation expense, net	—	—	—	—	14,712	—	—	$14,712
Net loss	—	—	—	—	—	—	(47,754)	$(47,754)

BALANCE JANUARY 31, 2007	97,311,986	$97	(80,503)	$(570)	$759,314	$—	$(741,845)	$16,996

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended January 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,754)	$(36,999)	$(79,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	7,759	6,345	4,896
Loss on disposal of fixed assets	—	2	13
Non-cash interest expense	—	—	4,854
Recognition of stock-based compensation expense	14,712	385	1,056
Changes in assets and liabilities:
Accounts receivable, net (change includes $1,500 from related parties for the fiscal year ended January 31, 2005)	(530)	5,768	(13,748)
Inventories	(19,041)	1,165	(3,537)
Prepaid expenses and other (change includes $6,100 from related parties for the fiscal year ended January 31, 2005)	5,643	(3,377)	2,798
Accounts payable	11,963	5,314	3,708
Accrued liabilities (change includes $(880) from related parties for the fiscal year ended January 31, 2005)	(663)	4,276	17,354
Deferred revenue (change includes $(1,814) from related parties for the fiscal year ended January 31, 2005)	(5,754)	20,329	24,861
Deferred rent and other long-term liabilities	158	217	373

Net cash provided by (used in) operating activities	$(33,507)	$3,425	$(37,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(28,621)	(15,502)	(23,150)
Sales of short-term investments	7,850	15,687	9,075
Acquisition of property and equipment	(7,341)	(7,075)	(3,924)
Acquisition of capitalized software and intangibles	(13,125)	(3,915)	(100)

Net cash used in investing activities	$(41,237)	$(10,805)	$(18,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	—	3,500	4,500
Payments to bank line of credit	—	(8,000)	—
Payment of financing expenses related to line of credit	(641)	—	—
Proceeds from issuance of common stock, net	64,539	—	—
Proceeds from issuance of common stock related to exercise of warrants	3,330	—	—
Proceeds from issuance of common stock related to exercise of common stock options	9,075	7,011	1,689
Proceeds from issuance of common stock related to employee stock purchase plan	2,792	2,922	2,409
Payment of redemption of convertible notes payable	—	—	(4,250)
Treasury Stock - repurchase of stock for tax withholding	(570)	—	—

Net cash provided by financing activities	$78,525	$5,433	$4,348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,781	$(1,947)	$(50,965)

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Twelve Months Ended January 31,
	2007	2006	2005
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	85,298	87,245	138,210

Balance at end of period	$89,079	$85,298	$87,245

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$51	$14	$608
Cash paid for income taxes	52	64	134
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible notes payable to common stock, $3.99 per shares	—	—	6,200
Issuance of common stock for purchase of patent rights	—	—	306
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	—	625	144
Issuance of restricted common stock	—	2,934	—
Reversal of unamortized deferred compensation and additional paid-in capital related to prior year issuance of restricted common stock	2,421	—	—
Deferred compensation recorded from acceleration of stock option vesting	—	70	—
Deferred compensation recorded from the issuance of stock options at option price at less than fair market value	—	—	300

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

TiVo Inc. (together with its subsidiaries the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. On August 21, 2000, TiVo (UK) Limited, a wholly owned subsidiary of TiVo Inc., was incorporated in the United Kingdom. On October 9, 2001, the Company formed a subsidiary, TiVo International, Inc., also a Delaware corporation. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware as a holding entity for all of the Company’s trademarks. The Company conducts its operations through one reportable segment. TiVo is a provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique platform for the television industry, including for advertisers and audience research measurement.

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third parties such as Comcast, and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant number of its annual new subscriptions during and immediately after the holiday shopping season.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In June 2004, the DIRECTV’s representative on the Company’s board of directors resigned from the board and soon thereafter, DIRECTV notified the Company that it sold its equity position in the Company so it no longer held an equity position of 5% or more. Thus, the Company determined DIRECTV no longer met its definition of a related party relationship. Therefore, the Company classified DIRECTV’s activities from June 2004 forward as non-related party activities. The Company determined that no change to DIRECTV’s related party classification for prior periods was required as during that time DIRECTV was in a position to significantly influence the Company’s management and operation expenses. For the period from February 1, 2004 to May 31, 2004, $6.8 million of the total service revenues and technology revenues was generated from DIRECTV.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with insignificant interest rate risk and original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair value.

Short-term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. The Company’s short-term investments are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Company’s consolidated statements of operations. Unrealized gains and unrealized losses deemed temporary are included in other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Allowance for doubtful accounts

TiVo also maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivable by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on the age of the receivable. In determining the reserve, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Charged to Operating Expenses	Deductions(*)	Ending Balance
Allowance for doubtful accounts:

Year Ended:
January 31, 2007	$56	$718	$(503)	$271
January 31, 2006	104	373	(421)	$56
January 31, 2005	17	248	(161)	$104

(*)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. As of January 31, 2007, the Company had impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.

Property and Equipment

Property and equipment are stated at cost less depreciation. Maintenance and repair expenditures are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixture	3-5 years

Computer and office equipment	3-5 years

Lab equipment	3 years

Leasehold improvements	The shorter of 4 years or the term of the lease

Capitalized software for internal use	1-5 years

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short, and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

The Company accounts for costs related to internally-developed software and software purchased for internal use in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, between one and five years.

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights carried at cost less accumulated amortization. Useful lives generally range from five to seven years.

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing software and providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. End users have the right to cancel their subscription within 30 days of the activation. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from third parties, such as DIRECTV, which are recognized as earned.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2, vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort.

In arrangements which include engineering services that are essential to the functionality of the software or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company accepted engineering services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period of the maintenance and support or other services that are provided.

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

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription of one to three years. Unlike the bundled sales programs offered prior to March 15, 2006, the customer receives a TiVo DVR and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customer has various pricing options at which they can renew the subscription. During the quarter ended April 30, 2006, these bundled sale programs did not meet the requirements for separation under EITF 00-21 because the Company did not have fair value for the undelivered subscription element. As a result, for both the monthly and prepaid programs, revenue was recognized ratably over the subscription period and was classified as Service Revenue in the accompanying consolidated statements of operations. However, as of the quarter ended July 31, 2006, the bundled sales programs had met the requirements for separation under EITF 00-21 since TiVo had sufficient data to support fair value for the subscription element in the arrangement. As a result, for these programs or for monthly packages with a hardware upgrade fee, revenue is now allocated to the DVR (limited to the extent of the non-contingent amount) and subscription based on the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

For the monthly programs introduced on March 15, 2006, the Company concluded it was appropriate to charge the related hardware costs to cost of hardware revenues upon shipment of the DVR. Effective February 1, 2006, the Company changed its accounting policy for the recognition of DVR costs for prepaid bundled sales arrangements to charge the entire cost of the hardware to cost of revenues upon shipment. Previously, the Company deferred the portion of the hardware costs exceeding the recognized revenue allocated to the hardware element and amortized such costs over the period of the subscription. All prior periods were adjusted to reflect this change in this accounting policy. See Change in Accounting Policy section below.

Rebates, Revenue Share, and Other Payments to Channel. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction of revenue rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction to revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes.

Deferred Revenues. Deferred revenues consists of unrecognized service and technology fees that have been collected, but the related service has not yet been provided or unrecognized fees received under multiple-element arrangements in which VSOE of fair value does not exist for the undelivered elements of an arrangement.

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

The Company determined that the direct expense method was preferable to the prior accounting method because the Company believes: it is consistent with the accounting practices of competitors and companies within similar industries; it adds to the clarity and ease of understanding of the Company’s reported results to investors; and it is consistent with the recognition of hardware costs for bundled monthly sales programs. The Company recorded the change in method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS 154 requires that all elective accounting changes be made on a retrospective basis. The impact of adopting the direct expense method resulted in approximately $700,000 increase to net loss for the fiscal year ended January 31, 2007. The tables below detail the impact of this accounting policy change on the Company’s fiscal year ended January 31, 2006 consolidated financial statements by effected line items, which were filed on July 21, 2006, on a current report on Form 8-K.

Consolidated Balance Sheets

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

Consolidated Statements of Operations

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

Consolidated Statements of Cash Flows

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

On February 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment”, requiring TiVo to recognize expense related to the fair value of the Company’s stock-based compensation awards. SFAS No. 123R eliminates the option to account for stock-based compensation transactions with employees using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead requires that such transactions be accounted for using a fair-value based method.

TiVo elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended January 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted or modified subsequent to February 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The fair value of TiVo’s restricted stock awards is calculated based on the fair market value of the Company’s stock at the grant date. The fair value of TiVo’s stock options and ESPP awards is estimated using a Black-Scholes option valuation model. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

Advertising Costs

The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. All other marketing co-op development payments are classified as Rebates, revenue share, and other payments to the channel. Advertising expenses were $15.9 million, $10.4 million, and $16.1 million for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. Included in these advertising expenses are $12.8 million, $7.9 million, and $13.7 million, respectively, related to media placement costs.

Warranty Expense and Liability

The Company accrues for the expected material and labor costs required to provide warranty services on its hardware products. The Company’s warranty reserve liability is calculated as the total volume of unit sales over the warranty period, multiplied by the expected rate of warranty returns (based on historical experience) multiplied by the estimated cost to replace or repair the customers’ product returns under warranty.

Interest Expense and Other

Included in interest expense for the fiscal year ended January 31, 2005, are cash charges for coupon interest expense related to the convertible notes payable. Also included in interest expense for the fiscal year ended January 31, 2005 is amortization of discount on the convertible notes payable and debt issuance costs. Other expenses include fees for the bank line of credit and the letter of credit.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. In light of the Company’s history of operating losses, the Company recorded a valuation allowance for all of its net deferred tax assets, as the Company is presently unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realized. Adjustments may be required in the future if it is determined that the amount of deferred tax assets to be realized is greater than the amount recorded.

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

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in auction rate securities. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term investments.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. DIRECTV represented approximately 10%, 14%, and 12% of net revenues and 22%, 24%, and 13% of net accounts receivable for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. One retailer generated 12%, 29%, and 16% of the Company’s net revenues and 18%, 19%, and 48% of the net accounts receivable for the fiscal years ended January 31, 2007, 2006, and 2005, respectively. The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has an agreement with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the MPEG2 encoder and decoder semiconductor devices. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer and a limited number of other third parties. The Company also relies on third parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing our products and services.

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s financial position and results of operations.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that companies adopt a policy to present taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes and the Company currently has no plan to change its method of revenue reporting.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following table summarizes the amortized value of the Company’s cash and cash equivalents and short-term investments that approximates their fair value as of January 31, 2007 and 2006 (in thousands):

	As of January 31,
	2007	2006
Cash	$7,527	$7,711
Money market funds	63,614	72,504
U.S. corporate debt securities	17,938	5,083

Total cash and cash equivalents	89,079	85,298

Auction rate securities	33,810	16,350
Commercial paper	5,876	2,565

Total short-term investments	39,686	18,915
Total cash and cash equivalents, and short-term investments	$128,765	$104,213

The Company’s short-term investment portfolio consists of investments in U.S. corporate debt securities and U.S. Treasury and Agency securities which are auction rate securities and considered available-for-sale. Realized and unrealized gains and losses on available-for-sale securities were immaterial for all periods presented. As of January 31, 2007 and 2006, all of the Company’s U.S. Treasury and Agency securities had underlying maturities over 10 years. During the years ended January 31, 2007 and 2006, the Company sold securities generating gross proceeds of $7.9 million and $15.7 million, respectively.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31, 2007	January 31, 2006
	(In thousands)
Furniture and fixtures	$3,414	$3,285
Computer and office equipment	17,465	20,946
Lab equipment	2,100	2,392
Leasehold improvements	7,900	6,319
Capitalized internal use software	11,345	9,926

Total property and equipment	42,224	42,868
Less: accumulated depreciation and amortization	(30,518)	(33,420)

Property and equipment, net	$11,706	$9,448

5. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	January 31, 2007			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(333)	$1,167	$—	$—	$—
Capitalized software	1,951	(807)	$1,144	1,951	(404)	$1,547
Intellectual property rights	16,265	(1,807)	$14,458	4,265	(606)	$3,659

Purchased technology, capitalized software, and intangible assets	$19,716	$(2,947)	$16,769	$6,216	$(1,010)	$5,206

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

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2007, 2006 and 2005 was $1.9 million, $940,000, and $70,000, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2008	3,247
January 31, 2009	3,214
January 31, 2010	2,810
January 31, 2011	2,274
January 31, 2012	2,274
There after	2,950

Total	$16,769

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of January 31,
	2007	2006
	(In thousands)
Compensation and vacation	$5,124	$5,188
Consumer rebates	14,538	17,248
Marketing and promotions	6,471	5,285
Redeemable gift certificates for subscriptions	2,722	1,932
Other	7,687	7,796

Total accrued liabilities	$36,542	$37,449

7. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At January 31, 2007 and 2006, the accrued warranty reserve was $479,000 and $166,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. During the period of calendar year 2002 through 2006, the Company incurred legal fees in the amount of $6.1 million in connection with the indemnification and defense of a claim against one of its manufacturers of which approximately $50,000 was related to fiscal year 2007. However, that indemnification obligation was not typical of the Company’s indemnity liability and does not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to its indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims On August 17, 2006, the Court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The Court also ordered ECC to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The Court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The Court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages from August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On February 16, 2007, the United States Court of Appeals for the Federal Circuit required EchoStar to file its opening brief by April 18, 2007. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

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

On August 5, 2004, Compression Labs, Inc. filed a complaint against TiVo Inc., Acer America Corporation, AudioVox Corporation, BancTec, Inc., BenQ America Corporation, Color Dreams, Inc. (d/b/a StarDot Technologies), Google Inc., ScanSoft, Inc., Sun Microsystems Inc., Veo Inc., and Yahoo! Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 4,698,672, entitled “Coding System For Reducing Redundancy.” The complaint alleges that Compression Labs, Inc. is the owner of this patent and has the exclusive rights to sue and recover for infringement thereof. The complaint further alleges that the defendants have infringed, induced infringement, and contributorily infringed this patent by selling devices and/or systems in the United States, at least portions of which are designed to be at least partly compliant with the JPEG standard. On February 16, 2005, the Judicial Panel on Multidistrict Litigation consolidated this and seven other related lawsuits and coordinated pretrial proceedings in the United States District Court for the Northern District of California, where pretrial proceedings are currently ongoing. On January 31, 2006, the USPTO granted a request for reexamination of the patent in question. On May 25, 2006, the USPTO issued its first office action confirming a majority of the claims in the ‘672 patent, while rejecting some claims. On June 28, 2006, the Court issued a claim construction ruling. In November 2006, the Company and the other defendants entered into an immaterial settlement agreement with Compression Labs under which the claims against the Company were dismissed without prejudice.

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and U.S. Patent No. 5,983,214, entitled “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.” The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. The Company may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed. No loss is considered probable or estimable at this time.

Consumer Litigation. On December 22, 2005, a consumer class action lawsuit against TiVo Inc. was filed in the Superior Court of the State of California, County of San Francisco. This action, which is captioned Nolz, et al. v. TiVo, was brought on behalf of a purported class of purchasers of the Company’s gift subscriptions which were allegedly sold to consumers in violation of a California law that restricts the sale of gift certificates in California containing an expiration date. On March 23, 2007, the Court entered final judgment in the lawsuit approving the Company’s settlement agreement with plaintiffs that included no admission or findings of any violations and dismissed the action. The settlement did not have a material effect on the Company’s results of operations.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. It is possible that the Federal District Court may not provide final approval to the settlement in whole or part. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact, if any, the decision may have on the proposed settlement agreement. Plaintiffs have filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Federal District Court has indicated that it will not make any decision regarding the proposed settlement until the Second Circuit decides whether it will consider a rehearing. On January 24, 2007, the Second Circuit ordered the Underwriters to file a response on certain issues to Plaintiffs’ request for a rehearing. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter as of January 31, 2007.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2007, the Company has only accrued a liability for Nolz, et al. v. TiVo as the other lawsuits filed against the Company have not met the conditions for an accrual to be made. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. In October 1999, the Company entered into an office lease with WIX/NSJ Real Estate Limited Partnership for its headquarters. On April 27, 2006, the Company entered into the First Amendment to Lease Agreement, dated as of February 1, 2006, which amends the Lease Agreement, dated as of October 6, 1999. Under the Amendment, the Company extended for an additional three years, from March 9, 2007 to January 31, 2010, the current Lease Agreement. Under the terms of the Amendment, monthly rent is approximately $165,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for fiscal year ended January 31, 2007, 2006, and 2005 was $2.1 million, $3.0 million, and $3.0 million, respectively.

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

Operating lease cash payments for the fiscal years ended January 31, 2007, 2006, and 2005 were $1.8 million, $3.3 million, and $3.1 million, respectively. Future minimum operating lease payments as of January 31, 2007, are as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2008	2,331
January 31, 2009	2,386
January 31, 2010	2,431

Total	$7,148

9. STOCKHOLDERS EQUITY/(DEFICIT)

Common Stock

On September 11, 2006 the Company sold 8,264,463 shares of its common stock, to institutional investors at $7.865 per share. The shares were registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting the Company’s estimated offering expenses of $484,000.

During the fiscal year ended January 31, 2005 the Company issued an aggregate of 1,553,883 shares of common stock upon conversion of $6.2 million in face value of convertible notes payable at the conversion price of $3.99 per share. During the fiscal years ended January 31, 2007, 2006, and 2005, the Company issued 627,215 shares, 671,348 shares, and 434,083 shares of common stock as a result of employee stock purchase plan purchases and 1,892,697 shares, 1,643,915 shares, and 448,086 shares of common stock as a result of the exercise of stock options, respectively.

Warrants

During the fiscal years ended January 31, 2007, 2006, and 2005 there were no new common stock warrants issued, and no warrants remain outstanding as of January 31, 2007.

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

On August 28, 2001, five-year warrants were issued to convertible noteholders and bankers to purchase 2,192,404 shares of TiVo’s common stock at an exercise price of $7.85. On August 28, 2006, several of these warrant holders exercised their warrants resulting in the issuance of 424,150 shares of TiVo’s common stock, pursuant to the terms of the agreement, and net proceeds of approximately $3.3 million. The balance of the warrants that would have resulted in the issuance of 1,768,254 shares of TiVo Inc. common stock expired unexercised.

In September 2006, institutional investors exercised warrants to purchase 1,323,120 shares in a cashless exercise, resulting in the issuance of 484,166 shares of the Company’s common stock.

During the fiscal year ended January 31, 2006, certain institutional investors exercised three-year warrants to purchase 1,323,120 shares in a cashless exercise, resulting in the net issuance of 338,190 shares of the Company’s common stock.

10. EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the “1997 Plan”), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise options prior to full vesting. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2007, 475,430 shares of the total authorized remain available for future grants.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the “1999 Plan”). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2007, the number of shares authorized for option grants under the 1999 Plan is 45,302,210. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares. As of January 31, 2007, 21,030,150 shares of the total authorized remain available for future stock option grants.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,300,000, subject to an annual increase of 100,000 shares. As of January 31, 2007, 618,333 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering or on the common stock purchase date. This plan has also incorporated a one-year look back feature in its provisions except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods previously began on May 1 and on November 1 of each year, and now begin on January 1 and on July 1 of each year, and are six months in length. Under the Employee Stock Purchase Plan, the board may, in the future, specify offerings up to 27 months. On August 15, 2002, the board amended the 1999 Employee Stock Purchase Plan to change the effective date for automatic annual increases to the reserve of shares issuable under the plan from December 31 to October 31. Effective October 31, 2002, the board approved the maximum annual increase of 500,000 shares to the total number of shares reserved for issuance under the Employee Stock Purchase Plan pursuant to the plan’s automatic annual increase provision. As of January 31, 2007, the total number of shares reserved for issuance under this plan is 3,500,000. The number of shares available for stock issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the board of directors. As of January 31, 2007, of the total 3,500,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 480,376 shares available for future purchases.

Stock Award Activity

A summary of the stock options activity and related information for the twelve months ended January 31, 2007, 2006, and 2005 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at January 31, 2004	13,213	$9.09
Grants	4,071	6.77
Exercises	(448)	3.77
Forfeitures or expirations	(1,269)	11.46

Outstanding at January 31, 2005	15,567	$8.44	$1,445

Grants	6,792	4.95
Exercises	(1,644)	4.26
Forfeitures or expirations	(3,924)	9.63

Outstanding at January 31, 2006	16,791	$7.16	$9,009

Grants	5,416	6.78
Exercises	(1,893)	4.79
Forfeitures or expirations	(2,144)	8.00

Outstanding at January 31, 2007	18,170	$7.19	$5,482

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $5.35 as of January 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $4.8 million, $3.2 million, and $2.1 million for the twelve months ended January 31, 2007, 2006, and 2005, respectively.

The following table summarizes information about options outstanding at January 31, 2007:

			Options Outstanding			Exercisable Options
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$0.45	—	$3.78	2,098,198	7.3	$3.65	1,073,523	$3.53
$3.83	—	$5.11	1,967,298	6.69	$4.39	1,361,262	$4.31
$5.13	—	$6.31	2,347,957	6.53	$5.77	1,561,651	$5.87
$6.32	—	$6.51	1,578,634	5.88	$6.48	846,207	$6.49
$6.52	—	$6.52	2,023,125	8.41	$6.52	759,061	$6.52
$6.53	—	$6.71	2,432,363	8.99	$6.70	502,390	$6.71
$6.73	—	$7.24	2,131,664	7.57	$7.08	1,129,273	$7.06
$7.25	—	$10.57	2,253,368	6.85	$8.78	1,345,440	$9.44
$11.00	—	$35.75	1,329,500	3.39	$19.54	1,317,695	$19.61
$37.63	—	$37.63	8,000	0.19	$37.63	8,000	$37.63

Total			18,170,107	7.05	$7.19	9,904,502	$8.02

Net cash proceeds from the exercise of stock options were $9.1 million, $7.0 million, and $1.7 million for the twelve months ended January 31, 2007, 2006, and 2005, respectively. Options outstanding that have vested and are expected to vest as of January 31, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Vested	9,905	$8.02	5.95	$3,381
Expected to vest	4,512	$6.19	8.61	$1,122

Total	14,417	$7.45	6.78	$4,503

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R, which are estimated when compensation costs are recognized.

Restricted Stock Awards

The Company had 495,867 restricted stock awards outstanding as of January 31, 2007, which were excluded from the options outstanding balances in the preceding tables. The total aggregate grant date fair value was $3.4 million. Aggregate intrinsic value of restricted stock awards at January 31, 2007 was $2.7 million based on the Company’s closing stock price on January 31, 2007. Approximately 227,000, 9,000, and 17,000 of the previously granted restricted stock awards vested during the twelve months ended January 31, 2007, 2006, and 2005, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $1.3 million, $95,000 and $180,000 for the twelve months ended January 31, 2007, 2006, and 2005, respectively.

The following table summarizes the Company’s unvested stock activity for the three years ended January 31, 2007, 2006, and 2005:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2004	26	$10.57
Granted	—
Vested	(17)	$10.57
Forfeited	—

Unvested stock at January 31, 2005	9	$10.57

Granted	480	$6.11
Vested	(9)	$10.57
Forfeited	—

Unvested stock at January 31, 2006	480	$6.11

Granted	257	$7.32
Vested	(227)	$5.69
Forfeited	(14)	$6.71

Unvested stock at January 31, 2007	496	$6.91

Performance-Based Awards

Under the 1999 Plan, the Company authorized performance-based stock option and restricted stock awards for selected executives and other key employees. The number of awards to be issued, the grant date and exercise price will be determined in the first quarter of fiscal 2008 based on upon meeting various departmental and company-wide performance goals for fiscal year 2007. The expected numbers of awards to be issued are 161,000 for stock option awards and 59,000 shares for restricted stock. The stock option awards will vest 50% one year after issuance and the remaining 50% will vest over the next 12 months. The vesting period for restricted stock awards may vary, but typically will vest after one- or two year period. As of January 31, 2007, total compensation cost recognized related to these performance-based awards was approximately $511,000. As of January 31, 2007, $701,000 of total unrecognized compensation cost related to these awards are expected to be recognized over a weighted-average period of 2.05 years.

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

12. RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2007.

13. ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (“Acquiring Person”). On April 12, 2006, TiVo amended the Rights Plan’s definition of Acquiring Person to remove the defined term “Existing Holder”. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The rights are not exercisable as of the date of this filing. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

14. STOCK-BASED COMPENSATION

Total stock-based compensation recognized on the consolidated statements of operations for the twelve months ended January 31, 2007, 2006, and 2005, respectively is as follows:

SARs/Option Grants and Employee Stock Purchase Rights

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except per share amount)
Cost of revenues	$1,490	$—	$—
Research and development	5,169	—	—
Sales and marketing	1,340	—	—
General and administrative	5,020	—	—

Stock-based compensation effect before income taxes	$13,019	$—	$—
Income tax benefit	—	—	—

Total stock-based compensation effects in net income	$13,019	$—	$—

Stock-based compensation effect on basic and diluted earnings per common share	$0.14	$—	$—

Restricted Stock Grants

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands, except per share amount)
Cost of revenues	$—	$—	$—
Research and development	$427	(85)	754
Sales and marketing	309	55	302
General and administrative	957	415	—

Stock-based compensation effect before income taxes	$1,693	$385	$1,056
Income tax benefit	—	—	—

Total stock-based compensation effects in net income	$1,693	$385	$1,056

No income tax benefit was realized from stock option exercises during the twelve months ended January 31, 2007, 2006, and 2005, respectively. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of January 31, 2007, $28.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years. As of January 31, 2007, $1.8 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.86 years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).

Proforma information required under SFAS No. 123 and SFAS 148 for periods prior to fiscal year 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans, was as follows:

	Fiscal Year Ended January 31,
	2006	2005
Net loss, as reported	$(36,999)	$(79,842)
Add back: stock-based compensation expense recognized, net of related tax effects	385	1,056
Pro forma effect of stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(10,640)	(11,383)

Net loss, pro forma	$(47,254)	$(90,169)

Basic and diluted loss per common share, as reported	$(0.44)	$(0.99)

Basic and diluted loss per common share, pro forma	$(0.56)	$(1.12)

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

The assumptions used for the twelve months ended January 31, 2007, 2006, and 2005, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
	Fiscal Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Expected life (in years)	0.57	0.40	0.50	6.25	4.00	3.60
Volatility	55%	62%	58%	81%	61%	54%
Average risk free interest rate	4.96%	3.54%	1.76%	4.81%	3.85%	3.31%
Dividend Yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value during the period	$1.95	$2.03	$2.32	$4.96	$2.38	$2.92

Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of stockholder’ equity, In accordance with the provisions of SFAS 123R, on February 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

15. INCOME TAXES

Income tax provision was $52,000, $64,000 and $134,000 in fiscal years 2007, 2006, and 2005, respectively, due to state income taxes and foreign withholding taxes paid in Korea and Japan. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2007	2006	2005
	(In thousands)
Federal statutory rate of 35%	$(16,696)	$(12,927)	$(27,898)
State taxes	41	38	21
Foreign withholding tax	11	26	113
Net operating loss and temporary differences for which no tax benefit was realized	13,540	12,766	26,470
Stock Based Compensation	3,074	—	—
Non-deductible expenses and other	82	161	1,428

Total tax expense	$52	$64	$134

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss & credits	$159,436	$168,594
Deferred revenue and rent	48,977	51,299
Capitalized research	44,757	36,694
Other	12,647	4,265

Total deferred tax assets	265,817	260,852
Valuation allowance	(265,817)	(260,852)

Net deferred tax assets (liabilities)	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2007, 2006, and 2005 was an increase of $5.0 million, $17.6 million, and $25.7 million, respectively.

As of January 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $407.0 million and $182.0 million, respectively, available to reduce future income subject to income taxes. Of these amounts $20.0 million represents federal and state tax deductions from stock option compensation.

The federal net operating loss carryforwards expire beginning in 2012 through 2027. During fiscal year ended January 31, 2007, approximately $79 million of state net operating loss carryforwards expired unutilized. The remaining state net operating loss carryforwards expire beginning in 2012 through 2017.

As of January 31, 2007, unused research and development tax credits of approximately $8.3 million and $9.4 million, respectively are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire if not utilized by 2012. California research and experimental tax credits carryforward indefinitely until utilized.

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

16. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding unvested restricted stock.

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Fiscal Year Ended January 31,
	2007	2006	2005
Repurchaseable common stock	—	—	11,937
Unvested restricted stock outstanding	495,867	480,000	8,750
Options to purchase common stock	18,170,107	16,790,588	15,552,039
Potential sahres to be issued from ESPP	480,376	166,453	241,717
Warrants to purchase common stock	—	3,515,524	4,838,644

Total	19,146,350	20,952,565	20,653,087

17. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in China, Singapore, Hong Kong, Macau and Taiwan. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC. There is significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly since the intellectual property licensed had no carrying value on the Company’s financial statements, no value has been assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal years 2007, 2006, and 2005 as TGC’s activity and financial position were not material.

Through TGC, the Company has gained access to high quality, engineering resources for the design and development of additional digital video recorder platforms. TGC engages in design, development, and licensing activities related to digital video recorder platforms and technology. In fiscal years 2007 and 2006, TGC performed design and development activities related to a potential TiVo product for the US market. During fiscal year ended January 31, 2007 and 2006 the Company paid TGC $2.2 million and $894,000 for a variety of services including research and development, and service fees related to designing and building the Company’s product. In December 2005, TGC launched a DVR product that includes TiVo technology and branding in Taiwan. Management expects TGC will pursue opportunities to market TiVo technology in Taiwan, Singapore, Hong Kong, and Macau. TGC’s technology license from TiVo is exclusive for the first five years and non-exclusive to TGC for a perpetual period afterwards. Subject to certain terms and conditions, this license grants TGC limited access to portions of TiVo’s source code and provides for both parties to exchange improvements to that code during the first five years. The Company will be entitled to royalty payments from TGC in limited circumstances. In addition, TGC has agreed not to market, without the prior consent of TiVo, any DVR products or DVR services that do not support the TiVo service outside of China, Singapore, Hong Kong, Macau and Taiwan. In the United States, TGC may offer DVR products that support the U.S. TiVo service to TiVo, authorized TiVo licensees, or with TiVo’s prior approval, retail distributors.

As of January 31, 2007, TiVo’s preferred share investment accounted for approximately 49.2% of TGC’s equity (approximately 40.4% on a fully-diluted basis assuming the issuance of options to executives of TGC). The remainder of TGC’s shareholders include financial investors (including New Enterprise Associates, a stockholder of TiVo Inc. that has a representative on TiVo’s board of directors and holds less then 10% of TGC’s equity) and certain members of TGC’s management team who have contributed cash or services in exchange for equity. The Company has two seats on TGC’s five-member board of directors. Subject to restrictions and under specific circumstances, the Company also has a limited call right to acquire all of TGC after five years or upon a change of control of TiVo at a premium to TGC’s fair market value. The Company also has the right to acquire at least a majority of TGC in the event of a TGC initial public offering at the net initial public offering price. TGC is incorporated in the Cayman Islands.

With the approval of the Company’s board of directors, Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies, serves as TGC’s Chief Executive Officer and Chairman of TGC’s board of directors. Mr. Chien resigned from his position at TiVo on August 3, 2004.

18. CITIGROUP LINE OF CREDIT

On January 25, 2007, the Company entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent, for which we paid $250,000 in commitment fees during the fiscal year ended January 31, 2007. Citigroup, as lender, may syndicate its commitment under the credit agreement to other lenders, subject to certain limitations. This credit facility replaces a line of credit with Silicon Valley Bank, which was in place from July 17, 2003 until it expired on September 28, 2006.

Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of January 31, 2007, we were able to borrow $50 million. The Company may request that an additional $50 million be added to the revolving line of credit. The credit agreement requires the Company to use proceeds exclusively for working capital and general corporate purposes.

Borrowings under the credit agreement are secured by a first-priority security interest on substantially all of the Company’s assets (except for certain intellectual property held by the Company’s subsidiaries and certain other assets). Borrowings under the credit agreement will bear interest at a rate equal to 1-month LIBOR for U.S. dollar deposits plus 4.0%, but during an event of default, the interest rate becomes 2.0% above the rate in effect immediately before the event of default.

The credit agreement includes, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for certain permitted liens); make investments (other than certain types of investments); or pay dividends or make distributions (each subject to certain exceptions). The Company’s previous line of credit with Silicon Valley Bank contained restrictive covenants with generally similar limitations. At January 31, 2007, the Company was in compliance with these covenants and had zero outstanding under the line of credit. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

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

On March 28, 2006, the Company executed the First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The First Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Interactive Advertising Management System from the second anniversary of the Effective Date of the Agreement to February 15, 2008, unless the parties agree on a later date. Concurrently, the Company also finalized the scope of the engineering services to be delivered with respect to the initial statement of work for the TiVo Interactive Advertising Management System. Effective October 23, 2006, the Company entered into the Second Amendment to the Licensing and Marketing Agreement, between TiVo Inc. and Comcast STB Software DVR, LLC and Comcast Corporation. The Second Amendment to the Licensing and Marketing Agreement extends the acceptance deadline for the TiVo Experience from the second anniversary of the Effective Date of the Agreement to June 30, 2007 or such later date as maybe agreed upon by the parties. The Second Amendment also allows the parties to extend the date for acceptance of the TiVo Interactive Advertising Management System to such later date as maybe agreed upon by the parties.

Under the licensing and marketing agreement, Comcast paid TiVo an upfront fee that the Company recorded as deferred revenue. This upfront fee, subsequent milestone payments, and related costs were initially deferred as the final statement of work was not complete. Development costs were $4.6 million, as of January 31, 2006, and were classified on the consolidated balance sheet under prepaid expense and other, current. During the fiscal year ended January 31, 2007, the Company recognized $16.2 million in costs and revenues, including the $4.6 million deferred costs as of January 31, 2006. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the contract. Consequently, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.

Development and deployment of the TiVo service software solution is expected to launch in its initial market in the near future. Development and deployment of the TiVo Interactive Advertising Management System is targeted to begin after the second anniversary of this agreement, but by no later than February 15, 2008, unless a later date is agreed upon by the parties. In the event development of the TiVo service software solution and the TiVo Interactive Advertising Management System have not been completed by the relevant deadlines, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of this agreement, Comcast is receiving a non-exclusive, non-transferable license to the Company’s intellectual property in order to deploy the TiVo service software solution and TiVo Interactive Advertising Management System, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

20. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. In addition, DIRECTV had the right to continue to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for each households using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. These deferred fees are classified on the Company’s consolidated balance sheets under deferred revenue, current.

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

21. COX AGREEMENT

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

During the term of the agreement, the Company will provide Cox with certain customer support and maintenance services. The Company will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Cox. The Company will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse TiVo for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if the Company enters into future agreements with multi-channel video distributors whose commitment to deploy TiVo DVRs and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. In the fiscal year ended January 31, 2007, the Company had not yet begun to recognize revenues or expenses under this agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of the end of the period covered by this report (“the Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2007. Management reviewed the results of its assessment with our Audit Committee.

KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an attestation report on Management’s assessment of our internal control over financial reporting, as of January 31, 2007, which is included herein.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A (c), that TiVo Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TiVo Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TiVo Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2007, and our report dated April 12, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

April 12, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption “Election of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.

Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the Proxy Statement, is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.

Code of Ethics.

The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference. We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Vice President, Controller & Treasurer. This code of ethics is posted on our Website located at www.tivo.com. The code of ethics may be found as follows: From our main Web page, first click on “About TiVo Inc. on the left side of the page and then on “Investor Relations.” Next click on “Corporate Governance” under “Investor Relations.” Finally, click on “TiVo’s Code of Conduct.”

Audit Committee.

The information under the caption “Corporate Governance — Board Committees and Meetings — Audit Committee,” appearing in the Proxy Statement, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the Proxy Statement, is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditor Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statement: See Index to Consolidated Financial Statements at Item 8 on page 64 of this report.

(2)	Financial Statement Schedule: The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statement and notes there to under Item 8. Financial Statements and Supplementary Data.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Second Amendment to Rights Agreement, dated as of April 12, 2006, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.10 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

4.11	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.12	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2*	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.4*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.5*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.6*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.9*	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.10*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan (filed herewith).

10.11*	Form of Senior Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.12*	Form of Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.13+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.14+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.15+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.16+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.17	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.18+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.19+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.20+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10. 21+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.22+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

EXHIBIT NUMBER	DESCRIPTION
10.23+	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.24+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10. 25++	Seventh Amendment to the Development Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.26+	Services Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.27+	First Amendment to the Services Agreement, dated as of October 3, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.28+	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.29++	First Amendment to the Amended and Restated Services Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.30	Lease Agreement, dated as of October 6, 1999, between Bixby Technology Park, LLC and TiVo Inc. (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.31	First Amendment to Lease Agreement, dated as of February 1, 2006, between Bixby Technology Park, LLC and TiVo Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2006).

10.32	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc. (filed herewith).

10.33*	TiVo Inc. Fiscal Year 2007 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2006).

10.34*	TiVo Inc. Fiscal Year 2008 Bonus Plan for Executives (filed herewith).

10.35+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.36+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.37+	Second Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

EXHIBIT NUMBER	DESCRIPTION
10.38+	Third Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.39+	Fourth Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.40+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report filed on April 15, 2005).

10.41	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.42	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report filed on December 9, 2005).

10.43+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.44+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.45+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.46++	Service Provider Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.47++	Remote Scheduling Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.48+	Tribune Media Services Television Licensed Data Agreement between Tribune Media Services, Inc. and TiVo Inc., with an effective date of March 1, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 23, 2004).

10.49+	Amendment to the Television Licensed Data Agreement between TiVo Inc. and Tribune Media Services, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.50+	Second Amendment to the Television Licensed Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective June 28, 2005 (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.51+	Third Amendment to the Television Licensed Data Agreement between TiVo Inc. and Tribune Media Services, Inc., effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.52+	Addendum No. 1 to the Television Licensed Data Agreement, between Tribune Media Services, Inc., TiVo Inc., and Fandango, Inc., effective November 1, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.53*	Vice Chairman Employment Agreement between TiVo Inc. and Thomas S. Rogers, dated October 11, 2004 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.54*	Employment Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.55*	Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective July 1, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.56*	Employment Transition Agreement between Michael Ramsay and TiVo Inc., effective July 29, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.57*	Employment Transition and Separation Agreement between David H. Courtney and TiVo Inc., effective September 28, 2005 (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.58+	Intellectual Property and Technology Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and TiVo Intl. II, Inc. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.59+	First Amendment to Intellectual Property and Technology Agreement, between TGC, Inc., TiVo Inc., and TiVo Intl. II, Inc., effective as of January 14, 2005 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2005).

10.60+	Share Transfer Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.61+	Investor Rights Agreement, effective as of August 9, 2004, between TiVo Inc., TGC, Inc., and certain other investors listed therein (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.62+	Licensing and Marketing Agreement, effective as of March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.63	First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.64++	Second Amendment to the Licensing and Marketing Agreement, effective as of October 23, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on December 11, 2006).

10.65*	Employment Letter Agreement, dated June 8, 2006, between TiVo Inc. and Steven J. Sordello (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.66*	Change of Control Agreement between Steven J. Sordello and TiVo Inc., effective January 1, 2007 (filed herewith).

10.67++	License and Distribution Agreement, dated as of August 22, 2006, between CoxCom, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.68	Credit Agreement, dated as of January 25, 2007, between Citigroup Global Markets Realty Corp. and TiVo Inc. (filed herewith).

14	TiVo Code of Conduct, as amended February 9, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 15, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 16, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated April 16, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 16, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated April 16, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date: April 16, 2007	/S/ THOMAS ROGERS
Thomas Rogers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Rogers and Steven Sordello and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer (Principal Executive Officer)	April 16, 2007

/s/ STEVE SORDELLO Steven Sordello	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2007

/s/ CHARLES FRUIT Charles Fruit	Director	April 16, 2007

/s/ JEFFREY HINSON Jeffrey Hinson	Director	April 16, 2007

/s/ RANDY KOMISAR Randy Komisar	Director	April 16, 2007

/s/ MARK W. PERRY Mark W. Perry	Director	April 16, 2007

/s/ MICHAEL RAMSAY Michael Ramsay	Director	April 16, 2007

/s/ JOSEPH UVA Joseph Uva	Director	April 16, 2007

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 16, 2007

/s/ DAVID ZASLAV David Zaslav	Director	April 16, 2007