Form 10-Q
period 2007-04-30
TIVO INC
filed 2007-06-11
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 97,536,832 as of May 31, 2007.

©2007 TiVo Inc. All Rights Reserved.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and DIRECTV average revenue per subscription;

•	expectations of the growth in the future DVR market generally;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and third party service provider subscriptions (such as DIRECTV, Comcast, Cox, and Seven);

•	expectation of future technology and service revenues from third parties, such as Comcast, Cox, and Seven and future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our services and operations internationally;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A. “Risk Factors” in this quarterly report and contained under the caption Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report.

The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	April 30, 2007	January 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,061	$89,079
Short-term investments	42,723	39,686
Accounts receivable, net of allowance for doubtful accounts of $690 and $271	18,158	20,641
Inventories	29,961	29,980
Prepaid expenses and other, current	2,500	3,071

Total current assets	152,403	182,457
LONG-TERM ASSETS
Property and equipment, net	11,453	11,706
Purchased technology, capitalized software, and intangible assets, net	15,957	16,769
Prepaid expenses and other, long-term	968	1,018

Total long-term assets	28,378	29,493

Total assets	$180,781	$211,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,138	$37,127
Accrued liabilities	29,797	36,542
Deferred revenue, current	62,393	64,872

Total current liabilities	107,328	138,541
LONG-TERM LIABILITIES
Deferred revenue, long-term	48,800	54,851
Deferred rent and other	1,415	1,562

Total long-term liabilities	50,215	56,413

Total liabilities	157,543	194,954
COMMITMENTS AND CONTINGENCIES (see Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares—none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued shares are 97,562,699 and 97,311,986, respectively and outstanding shares are 97,468,288 and 97,231,483, respectively	98	97
Additional paid-in capital	764,805	759,314
Accumulated deficit	(741,010)	(741,845)
Less: Treasury stock, at cost—94,411 and 80,503 shares, respectively	(655)	(570)

Total stockholders’ equity	23,238	16,996

Total liabilities and stockholders’ equity	$180,781	$211,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended April 30,
	2007	2006
Revenues
Service and technology revenues	$58,087	$55,034
Hardware revenues	2,293	1,719

Net revenues	60,380	56,753
Cost of revenues
Cost of service and technology revenues (1)	13,662	17,801
Cost of hardware revenues	10,648	15,146

Total cost of revenues	24,310	32,947

Gross margin	36,070	23,806

Research and development (1)	14,245	12,861
Sales and marketing (1)	5,303	4,847
Sales and marketing, subscription acquisition costs	5,790	2,783
General and administrative (1)	11,222	15,059

Total operating expenses	36,560	35,550

Loss from operations	(490)	(11,744)
Interest income	1,416	1,062
Interest expense and other	(83)	(3)

Income (loss) before income taxes	843	(10,685)
Provision for income taxes	(8)	(19)

Net income (loss)	$835	$(10,704)

Net income (loss) per common share—basic and diluted	$0.01	$(0.13)

Weighted average common shares used to calculate basic net income (loss) per share	96,829,128	85,133,631

Weighted average common shares used to calculate diluted net income (loss) per share	98,046,685	85,133,631

(1) Includes stock-based compensation expense as follows :
Cost of service and technology revenues	$620	$297
Research and development	1,628	1,118
Sales and marketing	476	340
General and administrative	1,916	1,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$835	$(10,704)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,620	1,730
Stock-based compensation expense	4,640	3,087
Changes in assets and liabilities:
Accounts receivable, net	2,483	1,039
Inventories	19	(2,237)
Prepaid expenses and other	621	4,952
Accounts payable	(22,009)	4,048
Accrued liabilities	(6,745)	(13,901)
Deferred revenue	(8,530)	(2,516)
Deferred rent and other long-term liabilities	(147)	352

Net cash used in operating activities	$(26,213)	$(14,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(3,037)	(28)
Acquisition of property and equipment	(1,160)	(1,436)
Acquisition of capitalized software and intangibles	(375)	—

Net cash used in investing activities	$(4,572)	$(1,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	852	3,724
Treasury Stock—repurchase of stock for tax withholding	(85)	—

Net cash provided by financing activities	$767	$3,724

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(30,018)	$(11,890)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	89,079	85,298

Balance at end of period	$59,061	$73,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

TiVo Inc. (together with its subsidiaries the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. TiVo is a provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique advertising platform and audience research measurement services. The Company conducts its operations through one reportable segment.

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third parties such as Comcast and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions for this fiscal year ending January 31, 2008 during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2007 and January 31, 2007 and the results of operations for the three-month periods ended April 30, 2007 and 2006 and condensed consolidated statements of cash flows for the three-month periods ended April 30, 2007 and 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007. Operating results for the three-month period ended April 30, 2007 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In prior years, the Company presented rebates, revenue share, and other payments to channel as a separate line item in its Statement of Operations. Commencing in the first quarter of fiscal 2008 the Company now includes this line item primarily in related net revenues and to a lesser extent within sales and marketing, subscription acquisition costs. All prior year’s amounts have been reclassified to conform to the current year presentation.

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

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service.

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. End users have the right to cancel their subscription within 30 days of the activation for a full refund. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from third parties, such as DIRECTV, for provision of the TiVo service that are recognized as earned.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2, vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to hardware manufacturers such as revenue share are shown as a reduction of technology revenues if the Company has generated technology revenues from these manufacturers. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. In some cases, the Company accepted engineering services contracts that were expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any remaining revenue is recognized over the period of the maintenance and support or other services that are provided.

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

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes.

Bundled Sales Programs. Prior to March 15, 2006, the Company sold DVRs directly to end-users at no cost or at a substantial discount when bundled with a gift subscription contract under certain marketing or promotion programs. These were considered multiple element arrangements, which met the requirements for separation under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The prepaid fee was allocated to the hardware and service based on their relative fair values and recognized in accordance with the respective accounting policies stated above.

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription. During the quarter ended April 30, 2006, these bundled sale programs did not meet the requirements for separation under EITF 00-21 because the Company did not have fair value for the undelivered subscription element. As a result, for both the monthly and prepaid programs, revenue was recognized ratably over the subscription period and was classified as Service Revenue in the accompanying consolidated statements of operations. However, as of the quarter ended July 31, 2006, the bundled sales programs had met the requirements for separation under EITF 00-21 since TiVo had sufficient data to support fair value for the subscription element in the arrangement. As a result, for these programs or for monthly packages with a hardware upgrade fee, revenue is now allocated between hardware revenue for the DVR and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

Allowance for doubtful accounts

TiVo also maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify customers with significant known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on the age of the receivable. In determining the reserve, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Charged to Operating Expenses	Deductions(*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
April 30, 2007	$271	$419	$—	$690

(*)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. As of January 31, 2007, we impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments, of which $1.9 million and $500,000, respectively, remains on our balance sheet as of April 30, 2007. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in US treasury bonds and auction rate securities. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term investments.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily paid through credit cards. DIRECTV represented approximately 9% and 12%, of net revenues and 22% and 26%, of net accounts receivable for the quarters ended April 30, 2007 and 2006, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. One retailer accounted for 10% and 25%, of the net accounts receivable for the quarters ended April 30, 2007 and 2006, respectively. The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has an agreement with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service, which runs through 2012, with the option to extend to 2016. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the MPEG2 encoder and decoder semiconductor devices in certain of the Company’s DVR models. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer and from time-to-time a limited number of other third parties. The Company also relies on third parties to whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company’s adoption of FIN 48 on February 1, 2007 has not had a significant impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-1 is effective for annual reporting periods beginning after June 15, 2007. We are currently evaluating the effects that EITF No. 06-1 will have on our consolidated results of operations and financial position.

3. EQUITY INCENTIVE PLANS

The Company has a share-based compensation program that provides equity incentives for employees, officers, non-employee board members, and consultants. This program includes incentive and non-statutory stock option awards, stock appreciation rights awards, restricted stock awards and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.

These awards are granted under various plans, all of which are stockholder approved. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest ratably over the next 36 months of continued service. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Initial options granted to new directors vest monthly over four years from the date of grant. Annual options granted to existing directors vest 100% on the first anniversary of their grant. Upon exercise, the Company issues new options from shares reserved for issuance. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value on specified dates.

Stock Award Activity

A summary of the stock options activity and related information for the three months ended April 30, 2007 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at January 31, 2007	18,170	$7.19	$5,482

Grants	5,926	6.18
Exercises	(193)	4.39
Forfeitures or expirations	(543)	8.16

Outstanding at April 30, 2007	23,360	$6.94	$11,989

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $6.41 as of April 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $330,000 and $2.1 million for the quarters ended April 30, 2007 and 2006, respectively.

Net cash proceeds from the exercise of stock options were $852,000 and $3.7 million for the quarters ended April 30, 2007 and 2006, respectively. Options outstanding that have vested and are expected to vest as of April 30, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Exercisable	10,318	$7.88	5.64	$6,874
Vested and expected to vest	22,049	$6.98	7.47	$11,462

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R, which are estimated when compensation costs are recognized.

Restricted Stock Awards

The Company had 516,032 restricted stock awards outstanding as of April 30, 2007, which were excluded from the options outstanding balances in the preceding tables. The total aggregate grant date fair value was $3.5 million. Aggregate intrinsic value of restricted stock awards at April 30, 2007 was $3.3 million based on the Company’s closing stock price on April 30, 2007. Approximately 36,000 and 10,000 of the previously granted restricted stock awards vested during the quarters ended April 30, 2007 and 2006, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $257,000, and $71,000 for the quarters ended April 30, 2007 and 2006, respectively.

The following table summarizes the Company’s unvested stock activity for the quarter ended April 30, 2007 :

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2007	496	$6.91
Granted	61	$6.18
Vested	(37)	$7.05
Forfeited	(4)	$6.71

Unvested stock at April 30, 2007	516	$6.82

Performance-Based Awards

Under the 1999 Plan, the Company authorized performance-based restricted stock awards for selected executives and other key employees. The number of awards to be issued, the grant date and exercise price will be determined in the first quarter of the fiscal year ending January 31, 2009 based upon meeting various departmental and company-wide performance goals for this fiscal year ending January 31, 2008 or based on the achieved date. The expected numbers of awards to be issued are 172,000 shares for restricted stock. The vesting period for restricted stock awards varies with each grant, gut generally these restricted stock awards will vest 25% within two weeks after the date of grant with the remaining vesting 37.5% on the one year anniversary of the grant date and the remaining 37.5% on the second year anniversary of the grant date. As of April 30, 2007, total compensation cost recognized related to these performance-based awards was approximately $19,000. As of April 30, 2007, $936,000 of total unrecognized compensation cost related to these awards is expected to be recognized over a weighted-average period of 2.82 years. Both the cumulative recognized compensation costs and the unrecognized compensation costs related to the awards are subject to periodic re-measurement until a measurement date is achieved.

4. STOCK-BASED COMPENSATION

No income tax benefit was realized from stock option exercises during the quarters ended April 30, 2007 and 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of April 30, 2007, $48.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.05 years. As of April 30, 2007, $2.3 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.75 years.

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

The assumptions used for the quarters ended April 30, 2007 and 2006, respectively, and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Stock Options
	Three Months Ended April 30,
	2007	2006
Expected life (in years)	6.25	6.25
Volatility	69%	86%
Average risk free interest rate	4.58%	4.79%
Dividend Yield	0%	0%
Weighted-average fair value during the period	$4.11	$5.14

5. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase (“Limited Warranty”). Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At April 30, 2007 and 2006, the accrued warranty reserve was $208,000 and $193,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered. In some cases, the Company’s indemnification obligations are only triggered if the indemnified party complies with certain requirements such as providing the Company timely notice of the claim of infringement and granting the Company control of any settlement or defense. Additionally, in some cases, the Company’s indemnification obligations may be mitigated; for example, by providing the indemnified party with a substitute, non-infringing technology, product or service.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and

the willingness of such party to engage in settlement negotiations.] During the period of calendar year 2002 through 2006, the Company incurred legal fees in the amount of $6.1 million in connection with the indemnification and defense of a claim against one of its manufacturers. In the quarter ended April 30, 2007 we incurred $1.5 million in general and administrative expense in connection with one of our customer’s settlement of a legal dispute. This amount is accrued on our condensed consolidated balance sheet as of April 30, 2007. However, each indemnification obligation is unique and the expenses described above do not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to the Company’s indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

6. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$835	$(10,704)

Denominator:
Weighted average shares outstanding, excluding repurchasable common stock and unvested restricted stock	96,829	85,134
Weighted average effect of dilutive securities:
Stock options and restricted stock	1,218	—

Denominator for diluted net income (loss) per common share	98,047	85,134

Basic net income (loss) per common share	$0.01	$(0.13)

Diluted net income (loss) per common share	$0.01	$(0.13)

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been antidilutive:

	As of April 30,
	2007	2006
Unvested restricted stock outstanding	—	539,303
Options to purchase common stock	19,013,803	18,808,792
Potential shares to be issued from ESPP	166,249	172,667
Warrants to purchase common stock	—	3,515,524

Total	19,180,052	23,036,286

7. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On August 17, 2006, the district court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The district court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The district court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages from August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On April 17, 2007, EchoStar filed its opening brief with the Federal Circuit Court of Appeals. TiVo filed its responsive brief on May 30, 2007. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend itself vigorously; however, the Company is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799 (“Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs”) and 5,983,214 (“System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.”) On or about April 30, 2007, Lycos served the Company with the complaint. The Company’s answer is due on June 22, 2007. The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. The Court has not yet decided whether to approve the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in reversing the Federal district court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs had filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however, on April 6, 2007, the Second Circuit denied plaintiffs’ petition. This denial does not foreclose the plaintiffs from seeking certification of a more limited class from the District Court. During a conference on April 23, 2007, the plaintiffs requested 30 days to report on how they wish to proceed regarding class certification. At this hearing the district court indicated that the settlement, in its present form, likely could not stand. The district court continued the discovery stay for thirty days. During a subsequent conference on May 30, 2007, the plaintiffs orally moved for revised class certification. The plaintiffs stated that they will file their opening brief on the motion to certify the classes in 120 days, and they will file any amended complaints in connection with their motion for revised class certification before June 25. The next conference is scheduled for June 11, 2007, where the issue regarding the validity of the settlement will be addressed, among others. At both the April 23 and May 30 conferences, the issuers indicated, to the district court and to the parties, that they will ask that the motion to approve the settlement be denied without prejudice. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement may not be approved by the Federal district court, the ultimate outcome of the matter cannot be predicted.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2007, the Company has not accrued a liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

8. CITIGROUP LINE OF CREDIT

On January 25, 2007, the Company entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent.

Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of April 30, 2007, we were able to borrow $50 million. The Company may request that an additional $50 million of borrowing capacity be added to the revolving line of credit. The credit agreement requires the Company to use proceeds exclusively for working capital and general corporate purposes.

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

The credit agreement includes, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions); and specified financial covenants. At April 30, 2007, the Company was in compliance with these covenants and had no borrowings under the line of credit. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

9. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The Company agreed to develop a TiVo-branded software for deployment on Comcast’s DVR platforms. In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers. The initial term of this agreement is for seven years from acceptance of the TiVo service software solution, with Comcast permitted to renew for additional 1-year terms for up to a total of 8 additional years as long as certain deployment thresholds have been achieved. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the TiVo Interactive Advertising Management System, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

Under the licensing and marketing agreement, Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the TiVo Interactive Advertising Management System. During the quarters ended April 30, 2007 and 2006, we recognized $3.3 million and $7.2 million in technology costs and revenues, respectively. Of the $7.2 million recognized in the fiscal quarter ended April 30, 2006, $4.6 million was related to work performed during fiscal year ended January 31, 2006, but revenue and costs were deferred until the first quarter of fiscal year 2007 when TiVo and Comcast agreed upon the engineering services to be delivered. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.

The acceptance deadline for delivery of the TiVo service software solution to Comcast is June 30, 2007, unless a later date is agreed to by the parties. The acceptance deadline for the TiVo Interactive Advertising Management System is February 15, 2008, unless a later date is agreed upon by the parties. In the event development of the TiVo service software solution or the TiVo Interactive Advertising Management System have not been accepted by Comcast by the relevant deadlines, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of the agreement, Comcast is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. In addition, Comcast is entitled to certain most favored customer terms with respect to future agreements that the Company may enter into with multi-channel video distributors. Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

10. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. As of February 16, 2007, DIRECTV no longer has the right to distribute DIRECTV receivers with TiVo service. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for each household using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. Utilization of these services by DIRECTV is subject to certain time limits. If unused, the Company will recognize these deferred fees as revenues upon their forfeiture by DIRECTV. These deferred fees are classified on the Company’s consolidated balance sheets under deferred revenue, current.

On April 7, 2006, the Company also entered into the First Amendment of the Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the terms of the current advertising arrangement between TiVo and DIRECTV until February 15, 2010, and additionally provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on April 16, 2007, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this Report and our most recent annual report on Form 10-K filed on April 16, 2007, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, broadband video content delivered via the TiVoCast feature (including premium content delivered from Amazon Unbox), TiVo KidZone, TiVo Online Scheduling, and TiVo Product Watch. As of April 30, 2007, there were approximately 4.3 million subscriptions to the TiVo service. We distribute the TiVo service through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as satellite television providers, including currently DIRECTV and in the future cable television operators, such as Comcast and Cox, and digital subscriber line, DSL, providers such as BellSouth and Earthlink. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview and Outlook of Financial Results

During the quarter ended April 30, 2007, we experienced a slight increase in our TiVo-Owned subscription base and subscription revenues. However, TiVo-Owned subscription gross additions for the quarter ended April 30, 2007 were 57,000, down 37% from 91,000 in the same prior-year period. Further, the subscription growth in our TiVo-Owned subscriptions was more than offset by the loss of a portion of our DIRECTV installed subscription base.

For this fiscal year ending January 31, 2008, we plan to lower the amount of our consumer hardware rebates and to redirect a portion of those funds towards advertising expenditures to promote the TiVo brand and service, which will increase our sales and marketing, subscription acquisition costs. We expect for the fiscal year 2008 that the effects of the increased advertising expenditures on our subscription acquisition costs per subscription will be offset by a larger expected decrease in our hardware rebates. In prior years, we presented rebates, revenue share, and other payments to channel as a separate line item in our Statement of Operations. Commencing in the first quarter of fiscal 2008, we now include this line item primarily in related net revenues and to a lesser extent within sales and marketing, subscription acquisition costs and reclassed prior year amounts to conform to the current year presentation.

In this fiscal year ending January 31, 2008, we expect to continue to grow our TiVo-Owned subscription base; however, we expect this growth to continue to be offset by losses in our installed base of DIRECTV with TiVo subscriptions as DIRECTV no longer markets the TiVo service to its customers. We anticipate this fiscal year ending January 31, 2008 will have continued service revenue growth as our TiVo-Owned subscription base increases and our advertising sales business grows. This service revenue growth will be somewhat offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized coupled with a decline in DIRECTV-related service revenues due to further losses in our DIRECTV subscription installed base.

The TiVo service on Comcast and Cox is expected to launch in initial markets during our fiscal year ending January 31, 2008. Comcast has indicated that Boston and other parts of New England will be the first market for their product. As a result of these deployments and expected subscription adoptions, we anticipate receiving cash payments for providing the TiVo service but do not expect to recognize a significant portion of these cash payments as service revenues during this fiscal year. Under the accounting guidance for multiple element arrangements, since the contracts contain undelivered elements such as post-contract customer support and/ or future software development for which we do not have fair value, significant portions of these cash payments must be deferred and recognized ratably over the term of the agreement.

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

	Three Months Ended
(Subscriptions in thousands)	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005
TiVo-Owned Subscription Gross Additions:	57	163	101	74	91	221	92	77

Subscription Net Additions:
TiVo-Owned	1	101	53	30	51	183	55	40
DIRECTV	(103)	(91)	(37)	(29)	2	173	379	214

Total Subscription Net Additions	(102)	10	16	1	53	356	434	254
Cumulative Subscriptions:
TiVo-Owned	1,727	1,726	1,625	1,572	1,542	1,491	1,308	1,253
DIRECTV	2,615	2,718	2,809	2,846	2,875	2,873	2,700	2,321

Total Cumulative Subscriptions	4,342	4,444	4,434	4,418	4,417	4,364	4,008	3,574
Fully Amortized Active Lifetime Subscriptions	179	165	138	129	122	100	89	83
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	59%	58%	55%	53%	52%	51%	51%	51%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has paid for the TiVo service and (ii) service is not canceled. We previously offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six months are not counted in this total. During the first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.

TiVo-Owned subscription net additions increased by 1,000 subscriptions, slightly increasing the TiVo-Owned installed subscription base to 1.7 million subscriptions for the quarter ended April 30, 2007. TiVo-Owned subscription net additions for the quarter ended April 30, 2007 decreased by 50,000 compared to the same prior year period largely due to a decrease of 34,000 subscription gross additions, as compared to the same prior year period. Additionally, we believe we experienced an increase in churn as a result of our larger TiVo-Owned subscription base, the increasing importance of high definition television, and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 7% to 59% during the quarter ended April 30, 2007, as compared to the same prior-year period, primarily due to the discontinuation of lifetime subscriptions. DIRECTV installed subscription base decreased by 103,000 subscriptions from the prior quarter to 2.6 million subscriptions as of April 30, 2007 and was 2.9 million subscriptions as of April 30, 2006. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of April 30, 2007, approximately 179,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions that have exceeded the revenue recognition period represent approximately 25% of our cumulative lifetime subscriptions as compared to 13% for the quarter ended April 30, 2006. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities for our low cost product offerings, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005
Average TiVo-Owned subscriptions	1,729	1,673	1,596	1,559	1,520	1,388	1,275	1,233
TiVo-Owned subscription cancellations	(56)	(62)	(48)	(44)	(40)	(38)	(37)	(37)

TiVo-Owned Churn Rate per month	-1.1%	-1.2%	-1.0%	-0.9%	-0.9%	-0.9%	-1.0%	-1.0%

The TiVo-Owned Churn Rate per month was 1.1% for the quarter ended April 30, 2007 compared to ..9% for the quarter ended April 30, 2006. The TiVo-Owned Churn rate per month of 1.1% for the quarter ended April 30, 2007 is primarily comprised of cancellations of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace, competitive pricing issues, the growing importance of offering competitive service features such as high definition television recording capabilities, and increased churn from product lifetime subscriptions.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. Previously, we defined total acquisition costs as the sum of sales and marketing expenses, rebates, revenue share, and other payments to channel, minus hardware gross margin (defined as hardware revenues less cost of hardware revenues). This previous measure included fixed costs not directly associated with subscription acquisitions such as: headcount-related expense, including stock based compensation; certain marketing expenses that are not directly associated with subscription acquisitions; certain operating expenses more directly related to our advertising sales business; and overhead allocations. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net hardware revenues (defined as gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus cost of hardware revenues. The new sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. All prior period SAC calculations have been revised to conform to the current period definition. We do not include third parties subscription gross additions, such as DIRECTV gross additions with TiVo subscriptions, in our calculation of SAC because we incur limited or no acquisition costs for these new subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005

	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$5,790	$9,915	$5,016	$3,053	$2,783	$5,951	$5,472	$3,875
Hardware revenues	(2,293)	(19,890)	(13,476)	(6,503)	(1,719)	(14,135)	(6,616)	519
Cost of hardware revenues	10,648	43,534	31,925	21,607	15,146	38,811	24,667	7,697

Total Acquisition Costs	14,145	33,559	23,465	18,157	16,210	30,627	23,523	12,091

TiVo-Owned Subscription Gross Additions	57	163	101	74	91	221	92	77
Subscription Acquisition Costs (SAC)	$248	$206	$232	$245	$178	$139	$256	$157

	Twelve Months Ended
	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005

	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$23,774	$20,767	$16,803	$17,259	$18,081	$18,641	$20,632	$25,211
Hardware revenues	(42,162)	(41,588)	(35,833)	(28,973)	(21,951)	(28,138)	(40,793)	(44,758)
Cost of hardware revenues	107,714	112,212	107,489	100,231	86,321	86,817	100,273	104,092

Total Acquisition Costs	89,326	91,391	88,459	88,517	82,451	77,320	80,112	84,545

TiVo-Owned Subscription Gross Additions	395	429	487	478	481	494	549	576
Subscription Acquisition Costs (SAC)	$226	$213	$182	$185	$171	$157	$146	$147

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing, subscription acquisition costs during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter. As such, we have also provided SAC on a rolling twelve month basis.

During the three months ended April 30, 2007, our total acquisition costs were $14.1 million, and SAC was $248. Comparatively, total acquisition costs for the three months ended April 30, 2006 were $16.2 million and SAC was $178. SAC increased by $70 or 39% for the three months ended April 30, 2007 compared to the prior-year period. During the twelve months ended April 30, 2007, our total acquisition costs were $89.3 million, and SAC was $226. Comparatively, total acquisition costs for the twelve months ended April 30, 2006 were $82.5 million and SAC was $171. SAC increased by $55 or 32% from $171 to $226 for the twelve months ended April 30, 2007 as compared to the same prior-year period. This increase in our three- and twelve-month SAC and was primarily due to lower number of TiVo-Owned subscription gross additions and to a lesser degree due to our multi-tiered pricing structure and bundled sales program that we implemented in March 2006. For the fiscal year ending January 31, 2008, we expect our subscription acquisition costs to decrease because of the anticipated increases in advertising expenditures which will be offset by a larger expected decrease in our hardware rebates.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience research measurement. ARPU does not include rebates, revenue share and other payments to channel that reduce our GAAP revenues. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

We calculate ARPU per month for TiVo-Owned subscriptions by subtracting DIRECTV-related service revenues (which includes DIRECTV subscription service revenues and DIRECTV-related advertising revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation and reconciles ARPU per month for TiVo-Owned subscriptions to our reported net service and technology revenues:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005
	(In thousands, except ARPU)
Service and Technology revenues	$58,087	$56,960	$52,527	$52,812	$55,034	$46,633	$42,913	$40,512
Less: Technology revenues	(3,932)	(3,417)	(3,527)	(3,382)	(8,083)	(328)	(617)	(263)

Total Service revenues	54,155	53,543	49,000	49,430	46,951	46,305	42,296	40,249
Less: DIRECTV-related service revenues	(7,160)	(8,452)	(7,573)	(8,196)	(8,009)	(9,602)	(8,637)	(7,485)

TiVo-Owned-related service revenues	46,995	45,091	41,427	41,234	38,942	36,703	33,659	32,764
Average TiVo-Owned revenues per month	15,665	15,030	13,809	13,745	12,981	12,234	11,220	10,921
Average TiVo-Owned per month subscriptions	1,729	1,673	1,596	1,559	1,520	1,388	1,275	1,233

TiVo-Owned ARPU per month	$9.06	$8.98	$8.65	$8.82	$8.54	$8.81	$8.80	$8.86

TiVo-Owned ARPU per month for the quarter ended April 30, 2007, increased from the quarter ended April 30, 2006 to $9.06 from $8.54. The increase in TiVo-Owned ARPU for the fiscal quarter ended April 30, 2007 was largely due our new multi-tiered pricing structure and bundled sales program which yielded a higher monthly subscription rate for new TiVo-Owned subscriptions. However this increase was partially offset by an increase of 57,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue, as compared to the same prior-year period. We expect the number of fully-amortized and still active product lifetime subscriptions to increase during this fiscal year ending January 31, 2008.

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

	Three Months Ended
DIRECTV Average Revenue per Subscription	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005	Jul 31, 2005
	(In thousands, except ARPU)
Service and Technology revenues	$58,087	$56,960	$52,527	$52,812	$55,034	$46,633	$42,913	$40,512
Less: Technology revenues	(3,932)	(3,417)	(3,527)	(3,382)	(8,083)	(328)	(617)	(263)

Total Service revenues	54,155	53,543	49,000	49,430	46,951	46,305	42,296	40,249
Less: TiVo-Owned-related service revenues	(46,995)	(45,091)	(41,427)	(41,234)	(38,942)	(36,703)	(33,659)	(32,764)

DIRECTV-related service revenues	7,160	8,452	7,573	8,196	8,009	9,602	8,637	7,485
Average DIRECTV revenues per month	2,387	2,817	2,524	2,732	2,670	3,201	2,879	2,495
Average DIRECTV per month subscriptions	2,668	2,767	2,837	2,858	2,881	2,818	2,505	2,200

DIRECTV ARPU per month	$0.89	$1.02	$0.89	$0.96	$0.93	$1.14	$1.15	$1.13

Beginning in February 2006, pursuant to the most recent amendment of our agreement with DIRECTV, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Additionally, beginning in February 2007, DIRECTV began paying us a monthly fee for all DIRECTV households with DIRECTV receivers with TiVo service similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV. As a result, our DIRECTV ARPU decreased relative to the same prior-year period and relative to the quarter ended January 31, 2007. Additionally, the decrease in our DIRECTV ARPU of $0.13 or 13% from $1.02 in the quarter ended January 31, 2007 to $.89 in the quarter ended April 30, 2007 was further impacted by a decrease in advertising and audience research measurement revenues, which are generally higher in the last quarter of the fiscal year due to seasonality.

In the quarter ended April 30, 2007 we identified a clerical error in our calculation of the fiscal year 2007 DIRECTV Average Revenue per Subscription. For the fiscal year ended January 31, 2007, our DIRECTV Average Revenue per Subscription should have been $0.95, not the previously stated $1.03. The previously reported quarterly DIRECTV ARPU numbers were correct and are not affected by this calculation.

DIRECTV Average Revenue per Subscription	Fiscal Year Ended January 31, 2007
Service and Technology revenues	$217,333
Less: Technology revenues	(18,409)

Total Service revenues	198,924
Less: TiVo-Owned-related service revenues	(166,667)

DIRECTV-related service revenues	32,257
Average DIRECTV revenues per month	2,688
Average DIRECTV per month subscriptions	2,836

DIRECTV ARPU per month	$0.95

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

Recognition Period for Product Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from product lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of April 30, 2007, 179,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 25% of our cumulative lifetime subscriptions as compared to 13% for the quarter ended April 30, 2006. During this fiscal year ending January 31, 2008, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn. If subsequent actual experience is not in line with our current assumptions of higher churn of product lifetime subscriptions due to the incompatibility of our existing TiVo units with high definition programming and increased competition we may revise the estimated life which could result in the recognition of revenues from this source over a longer period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended April 30, 2007 the majority of our technology revenues are related to the Comcast development agreement and are offset by an equal amount of development cost recognized as cost of technology revenues.

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 (dual tuner DVR unit) and $170 (single tuner DVR unit) rebate program is 63% based on historical redemptions for previous $150 rebate programs. A one-percentage point deviation in our redemption rebate estimate would result in an increase or decrease in our rebate liability as of April 30, 2007 of approximately $120,000. As of April 30, 2007, we recorded a total charge of $1.3 million, all of which related to the new rebate programs announced in February 2007. As of April 30, 2007, $7.3 million remains accrued on the Company’s balance sheet. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as a direct reduction of hardware revenues in our consolidated financial statements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis. We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent Management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. At the end of fiscal year 2007, we impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments, of which $1.9 million and $500,000, respectively, remains on our balance sheet as of April 30, 2007. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Valuation of Stock-Based Compensation. We recognize expense related to our stock-based compensation awards under the fair-value provisions of FAS 123R. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of our stock options and ESPP awards. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

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

Results of Operations

Net Revenues. Our net revenues for the three months ended April 30, 2007 and 2006 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2007		2006
	(In thousands, except percentages)
Service revenues	$54,155	90%	$46,951	83%
Technology revenues	$3,932	6%	$8,083	14%
Hardware revenues	$2,293	4%	$1,719	3%

Net revenues	$60,380	100%	$56,753	100%

Change from same prior-year period	6%		16%

Service Revenues. Service revenues for the quarter ended April 30, 2007 increased 15% or $7.2 million over the service revenues for the quarter ended April 30, 2006. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base of 12% to 1.7 million as of April 30, 2007 compared to 1.5 million for the same prior-year period and a 6% increase in TiVo-Owned ARPU. TiVo-Owned ARPU increased primarily due to increase in the TiVo-Owned subscriptions that pay recurring fees.

Additionally, these new subscriptions are being acquired under our new multi-tiered pricing structure and bundled sales program which yielded higher monthly subscription contract price for new TiVo-Owned subscriptions.

Consumer demand for TiVo-enabled DVR was driven by broad availability and support in the retail channel, consumer rebate programs, and increased consumer awareness of the TiVo service. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers such as Best Buy, Circuit City, Radio Shack, and others and through advertising campaigns directed at growing our subscription base. We anticipate fiscal year 2008 will have continued service revenue growth as our TiVo-Owned subscription installed base increases and our advertising sales business grows; however, we expect to see a decrease in DIRECTV-related service revenues during fiscal year 2008 as compared to fiscal year 2007. Additionally, we do not expect to recognize significant service revenues in this fiscal year ending January 31, 2008 as a result of the Comcast and Cox service deployments.

Technology Revenues. Technology revenues from licensing and engineering services which are net of related revenue share payments for the quarter ended April 30, 2007, accounted for 6% of our net revenues, or $3.9 million, compared to 14% of our net revenues, or $8.1 million, in the same prior-year period. Technology revenues for the quarter ended April 30, 2007 were 51% or $4.2 million lower than the same prior year period largely due to $4.6 million in Comcast development revenues recognized in the quarter end April 30, 2006 related to services performed in fiscal year 2006. We also recognized an equal amount of development expense as cost of technology revenues.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates, revenue share and other payments to channel, for the quarter ended April 30, 2007 were 4% of our net revenues compared to 3% for the same prior year period. The increase in net hardware revenues in absolute dollars is attributed to a decrease in rebates, revenue share and other payments to channel related to our decrease in the amount of consumer hardware rebates offered during the quarter. This decrease, combined with an effectively higher priced DVR lead to increased hardware revenues in the quarter ended April 30, 2007 as compared to the same prior-year period.

Cost of service and technology revenues.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
Cost of service revenues	$10,155	$10,435
Cost of technology revenues	$3,507	$7,366

Cost of service and technology revenues	$13,662	$17,801

Change from same prior-year period	-23%	101%
Percentage of service and technology revenues	24%	32%

Service gross margin	$44,000	$36,516
Technology gross margin	$425	$717

Service gross margin as a percentage of service revenue	81%	78%
Technology gross margin as a percentage of technology revenue	11%	9%

Costs of service and technology revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Also included are expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of service revenues for the quarter ended April 30, 2007 remained relatively flat as compared to the same prior-year period decreasing by $280,000 or 3%.

Cost of technology revenues decreased by $3.9 million for the quarter ended April 30, 2007, as compared to the prior-year period. These decreases in costs are largely related to lower costs associated with Comcast development revenues expensed in the quarter ended April 30, 2007, as compared to the same prior-year period. For the quarter ended April 30, 2006, $4.6 million in Comcast cost of development revenues were recognized for services performed in the fiscal year ended January 31, 2006, at which time we recorded an equal amount of technology revenues. These costs, and corresponding revenues were deferred until the first quarter of fiscal year 2007 when TiVo and Comcast agreed upon the engineering services to be delivered.

Cost of hardware revenues.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
Cost of hardware revenues	$10,648	$15,146
Change from same prior-year period	-30%	-3%
Percentage of hardware revenues	464%	881%
Hardware gross margin	$(8,355)	$(13,427)
Hardware gross margin as a percentage of hardware revenue	-364%	-781%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. The hardware gross margin loss, as a percentage of hardware revenue, for the quarter ended April 30, 2007 decreased by approximately 38% primarily due to the decrease in the amount of consumer hardware rebates accrued during the quarter combined with the change in product mix, and additional higher priced TiVo DVRs. The effectively higher priced DVR led to a decrease in the hardware gross margin loss for the quarter ended April 30, 2007, as compared to the same prior-year period.

Research and development expenses.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
Research and development expenses	$14,245	$12,861
Change from same prior-year period	11%	18%
Percentage of net revenues	24%	23%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue increased 1%, for the quarter ended April 30, 2007, as compared to the same prior-year period. However, in terms of absolute dollars, research and development increased 11% for the quarter ended April 30, 2007, as compared to the same prior-year period. The absolute dollar increase in expenses for the quarter ended April 30, 2007 was due to an increase of $1.2 million in headcount related costs associated with an increase in engineering headcount, $510,000 in additional stock based compensation, offset by an increase of $375,000 in engineering expenses allocated to cost of technology revenues.

Sales and marketing expenses.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
Sales and marketing expenses	$5,303	$4,847
Change from same prior-year period	9%	28%
Percentage of net revenues	9%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses, as a percentage of net revenue, remained flat at 9% for the three months ended April 30, 2007 as compared to the same prior-year period and, in terms of absolute dollars increased by 9% for the three months ended April 30, 2007 as compared to the same prior-year period. The largest contributors to the increased sales and marketing expenses for the three months ended April 30, 2007 were salaries and related expenses of $275,000 due to an increase in headcount of 5 employees and an increase in temporary employee expenses of $168,000 due to an increase in 10 temporary headcount.

Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$5,790	$2,783
Change from same prior-year period	108%	-17%
Percentage of net revenues	10%	5%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to subscription acquisition activities. For the quarter ended April 30, 2007 these expenses doubled as compared to the same period in the prior year primarily due to increased spending of $2.8 million for advertising costs related to our fiscal year 2008 advertising campaign and web and online marketing. We expect the sales and marketing component of subscription acquisition costs to continue to increase in fiscal year 2008 as a result of our planned marketing and advertising strategies. While we expect this component of our total acquisition costs to increase for the fiscal year 2008, we expect this increase to be offset by the decrease in our hardware rebates expense, resulting in lower total acquisition costs for fiscal year as compared to fiscal year 2007.

General and administrative expenses.

	Three Months Ended April 30,
	2007	2006
	(In thousands, except percentages)
General and administrative	$11,222	$15,059
Change from same prior-year period	-25%	145%
Percentage of net revenues	19%	27%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. General and administrative expenses, decreased as a percentage of net revenues by 8% for the three months ended April 30, 2007 as compared to the same prior-year period, and in terms of absolute dollars, decreased 25% compared to the same prior-year period. Included in the $11.2 million of general and administrative expenses for the quarter ended April 30, 2007 was $1.5 million of legal expense incurred in connection with one of our customer’s settlement of a legal dispute.

These decreases were largely related to a reduction in legal spending of $4.3 million and consulting and outside services of $1.4 million. This decrease was offset by an increase in salary and related costs of $437,000 and stock option of expense of approximately $584,000 due to an increase in headcount of 22 employees. Additionally, depreciation expense increased by $300,000 due to additional property and equipment purchased during the past year and bad debt expense increased by approximately $379,000.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the quarter ended April 30, 2007 was $1.4 million or approximately a 32% increase over the $1.1 million from same prior-year period. The increase was a result of an increase in the average interest rate earned during the quarter ended April 30, 2007, to approximately 5.3% from 4.4% in the same prior-year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At April 30, 2007, we had $101.8 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, and short term investments, combined with funds generated/used from operations, and our revolving line of credit facility with Citigroup provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by financing activities. Although we currently anticipate this source of liquidity will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2007	2006
Net cash used in operating activities	$(26,213)	$(14,150)

Net cash used in investing activities	$(4,572)	$(1,464)

Net cash provided by financing activities	$767	$3,724

Net Cash Used in Operating Activities

The increase in net cash used in operating activities of $12.1 million from the quarter ended April 30, 2007 compared to the same prior-year period was largely attributable to the increase in payments to vendors reducing accounts payable by $26.1 million.

Net Cash Used in Investing Activities

The net cash used in investing activities for the quarter ended April 30, 2007 was approximately $4.6 million compared to $1.5 million for the same prior-year period. This increase was primarily due to purchases of short-term investments of $3.0 million.

Net Cash Provided by Financing Activities

For the quarters ended April 30, 2007 and 2006, the principal source of cash generated from financing activities related to the issuance of common stock for stock options exercised. For the three months ended April 30, 2007, we used cash to reacquire 13,908 shares of stock from employees to satisfy $85,000 in tax withholdings requirements on newly vested restricted stock grants.

Financing Agreements

Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-113719) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. On September 5, 2006 we sold 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share in an underwritten public offering. The sale of the shares closed on September 11, 2006. The sale of the shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting our estimated offering expenses of $484,000. The net proceeds from the sale of our common stock are being used for general corporate purposes, which may include: funding research, development, sales and marketing, increasing our working capital, reducing indebtedness, and capital expenditures. After the September 2006 common stock offering, there was approximately $35 million available for issuance under the universal shelf registration statement.

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of April 30, 2007, we could borrow $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of April 30, 2007, we had no borrowings outstanding under this revolving line of credit.

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

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At April 30, 2007, we were in compliance with these covenants. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of April 30, 2007, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$6,558	$2,338	$4,220	$—	$—
Purchase obligations	5,731	5,731	—	—	—

Total contractual cash obligations	$12,289	$8,069	$4,220	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory.

Our other commercial commitment as of April 30, 2007, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$75	$402	$—	$—
Total contractual obligations	$477	$75	$402	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at April 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk has not changed materially from our exposure at January 31, 2007. Please refer to our annual report on Form 10-K for the period ended January 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of April 30, 2007(the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There has been no changes in our internal control over financial reporting during the three months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented or overriden by the individual acts of some persons, by the collusion of two or more people, or by management. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information under the heading “Legal Matters” set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described below and the risks described in our annual report on Form 10-K for the year ended January 31, 2007 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2007 and subsequent reports subsequent reports on Forms 10-Q and 8-K.

We have limited experience in providing service and operations internationally that are subject to different laws, regulations, and requirements than those in the United States and our inability to perform or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide TiVo service in jurisdictions outside of the United States, including the United Kingdom and in the future, Mexico and Australia. We have limited experience in international operations. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed.

We face significant risks in overseeing our outsourcing of manufacturing processes as well as in the management of our inventory, and failure to properly oversee our manufacturing processes or to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

We have contracted for the manufacture of certain TiVo-enabled DVRs with a contract manufacturer. We sell these units to retailers and distributors, as well as through our own online sales channels. Product manufacturing is outside our core business and we face significant risks if our contract manufacturer does not perform as expected. If we fail to effectively oversee the manufacturing process, including the work performed by our contract manufacturer, we could suffer from product recalls, poorly performing product, and higher than anticipated warranty costs.

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. For example, in light of our current inventories of existing DVR models, if we were to over estimate demand for such units, particularly as we will be looking to introduce a new lower-cost high definition DVR model later this year, we may end up with inventories that exceed demand which would require us to record additional write-downs. We record adjustments to our inventory of finished products and materials on-hand, when appropriate, to reflect inventory at lower of cost or market and to account for product or materials which are not forecasted to be used in future production. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments, including estimates of any charges which we could incur in the event we were to not proceed with such non-cancelable purchase commitments. As of January 31, 2007, we impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments, of which $1.9 million and $500,000, respectively, remains on our balance sheet as of April 30, 2007. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We face significant risks to our business when we engage in the outsourcing of engineering work which, if not properly managed, could result in the loss of valuable intellectual property which could harm our business.

We have from time-to-time outsourced of engineering work related to the design, development, and manufacturing of our products. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, China, South Korea, India, Ukraine, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, including patents, trademarks, trade secrets, and copyrights and as a result our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amended and Restated Employment Agreement, effective as of March 21, 2007, by and between Thomas Rogers and TiVo Inc. (filed herewith).

10.2*	Amended and Restated Change of Control Agreement, effective as of March 21, 2007, by and between Thomas Rogers and TiVo Inc. (filed herewith).

10.3+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, by and between Best Buy Purchasing LLC and TiVo Inc. (filed herewith).

10.4+	Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.5+	Addendum 1 to the Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc., Fandango Inc. and TiVo Inc. (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 11, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated June 11, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 11, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven J. Sordello, Senior Vice President and Chief Financial Officer of TiVo Inc. dated June 11, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
+	Confidential Treatment has been requested as to portions of this exhibit.

Trademark Acknowledgments

“TiVo,” the TiVo Logo, TiVo Smile Design, “TiVo Central,” “Can’t Miss TV,” “Ipreview,” the Jump Logo, “Personal Video Recorder,” “See it, want it, get it,” “TiVoMatic,” “TiVo, TV Your Way,” “TiVolution,” the Thumbs Up Logo, the Thumbs Down Logo, “What you want, when you want it,” and WishList are registered trademarks of TiVo Inc.

“Guru Guide,” “Active Preview,” “Home Media Option”, “Overtime Scheduler,” “Primetime Anytime,” “Season Pass”, “TiVoToGo”, TiVo Series2 (logo and text), and TiVo Series3 (logo and text) are trademarks of TiVo Inc. All other trademarks or trade names appearing in this report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 11, 2007	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date: June 11, 2007	By:	/s/ STEVEN J. SORDELLO
Steven J. Sordello
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)