Form 10-Q
period 2007-07-31
TIVO INC
filed 2007-09-10
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 98,150,066 as of August 31, 2007.

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

•

our future investments in subscription acquisition activities, including rebate offers to consumers, offers of bundled hardware and service subscriptions, advertising expenditures, hardware subsidies, and other marketing activities and their impact on our total acquisition costs;

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and DIRECTV average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and third party service provider subscriptions (such as Comcast, Cox, DIRECTV, Cablevision Mexico, and Seven);

•	expectation of future technology and service revenues from third parties, such as Comcast, Cox, and Seven and future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•

the amount of expected non-cash stock-based compensation expense in our quarter ending October 31, 2007 and our expectation of no non-cash stock based compensation expenses in future quarters related to our Transition and Consulting Agreement with Michael Ramsay;

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

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2007	January 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,929	$89,079
Short-term investments	45,700	39,686
Accounts receivable, net of allowance for doubtful accounts of $907 and $271	13,502	20,641
Inventories	22,727	29,980
Prepaid expenses and other, current	3,630	3,071

Total current assets	137,488	182,457
LONG-TERM ASSETS
Property and equipment, net	11,961	11,706
Purchased technology, capitalized software, and intangible assets, net	15,145	16,769
Prepaid expenses and other, long-term	2,020	1,018

Total long-term assets	29,126	29,493

Total assets	$166,614	$211,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,471	$37,127
Accrued liabilities	28,531	36,542
Deferred revenue, current	60,313	64,872

Total current liabilities	108,315	138,541
LONG-TERM LIABILITIES
Deferred revenue, long-term	43,797	54,851
Deferred rent and other	1,434	1,562

Total long-term liabilities	45,231	56,413

Total liabilities	153,546	194,954
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares—none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued shares are 98,150,323 and 97,311,986, respectively and outstanding shares are 98,024,631 and 97,231,483, respectively	98	97
Additional paid-in capital	772,505	759,314
Accumulated deficit	(758,700)	(741,845)
Less: Treasury stock, at cost—125,692 and 80,503 shares, respectively	(835)	(570)

Total stockholders’ equity	13,068	16,996

Total liabilities and stockholders’ equity	$166,614	$211,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues
Service revenues	$53,376	$49,430	$107,531	$96,381
Technology revenues	3,084	3,382	7,016	11,465
Hardware revenues	6,199	6,503	8,492	8,222

Net revenues	62,659	59,315	123,039	116,068
Cost of revenues
Cost of service revenues (1)	10,064	9,628	20,219	20,063
Cost of technology revenues (1)	3,696	3,001	7,203	10,367
Cost of hardware revenues	28,271	21,607	38,919	36,753

Total cost of revenues	42,031	34,236	66,341	67,183

Gross margin	20,628	25,079	56,698	48,885

Research and development (1)	15,070	12,891	29,315	25,752
Sales and marketing (1)	5,381	5,439	10,684	10,286
Sales and marketing, subscription acquisition costs	9,015	3,053	14,805	5,836
General and administrative (1)	10,392	11,091	21,614	26,150

Total operating expenses	39,858	32,474	76,418	68,024

Loss from operations	(19,230)	(7,395)	(19,720)	(19,139)
Interest income	1,331	988	2,747	2,050
Interest expense and other	209	(29)	126	(32)

Loss before income taxes	(17,690)	(6,436)	(16,847)	(17,121)
Provision for income taxes	—	(12)	(8)	(31)

Net loss	$(17,690)	$(6,448)	$(16,855)	$(17,152)

Net loss per common share—basic and diluted	$(0.18)	$(0.07)	$(0.17)	$(0.20)

Weighted average common shares used to calculate basic and diluted net loss per share	97,084,184	85,978,022	96,956,656	85,555,826

(1) Includes stock-based compensation expense as follows:
Cost of service revenues	$178	$130	$335	$224
Cost of technology revenues	504	243	967	446
Research and development	1,967	1,451	3,595	2,569
Sales and marketing	332	450	808	790
General and administrative	2,261	1,289	4,177	2,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,855)	$(17,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	5,206	3,598
Stock-based compensation expense	9,882	6,650
Inventory write-down	7,486	—
Loss on inventory barter transaction	989	—
Changes in assets and liabilities:
Accounts receivable, net	7,139	1,823
Inventories	(3,007)	(7,518)
Prepaid expenses and other	224	5,165
Accounts payable	(17,218)	878
Accrued liabilities	(8,011)	(14,121)
Deferred revenue	(15,613)	(12,646)
Deferred rent and other long-term liabilities	(128)	527

Net cash used in operating activities	$(29,906)	$(32,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(15,014)	(35)
Sales of short-term investments	9,000	4,350
Acquisition of property and equipment	(3,900)	(3,462)
Acquisition of capitalized software and intangibles	(375)	(375)

Net cash provided by (used in) investing activities	$(10,289)	$478

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	1,484	6,248
Proceeds from issuance of common stock related to employee stock purchase plan	1,826	1,290
Treasury Stock—repurchase of stock for tax withholding	(265)	—

Net cash provided by financing activities	$3,045	$7,538

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(37,150)	$(24,780)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	89,079	85,298

Balance at end of period	$51,929	$60,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

TiVo Inc. (together with its subsidiaries the “Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. TiVo is a provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo® service (the “TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique advertising platform and audience research measurement services. The Company conducts its operations through one reportable segment.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2007 and January 31, 2007 and the results of operations for the three- and six-month periods ended July 31, 2007 and 2006 and condensed consolidated statements of cash flows for the six-month periods ended July 31, 2007 and 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007. Operating results for the three- and six-month periods ended July 31, 2007 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2008.

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

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time when all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2, vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis and assesses VSOE of fair value for maintenance and support on a contract by contract basis based on stated contractual renewal rates. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to hardware manufacturers such as revenue share are shown as a reduction of technology revenues if the Company has generated technology revenues from these manufacturers. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable.

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

Allowance for doubtful accounts

TiVo maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews its receivables by aging category to identify customers with significant known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on the age of the receivable. In determining the reserve, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Changes in the allowance for doubtful accounts were not material in the six months ended July 31, 2006.

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions(*)	Ending Balance
Allowance for doubtful accounts:
April 30, 2007	$271	$419	$—	$690
July 31, 2007	$690	$210	$7	$907

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at lower of cost or market and to write-down products and materials which are not forecasted to be used in future production. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007 the Company impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.

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

The majority of the Company’s customers are concentrated in the United States. DIRECTV represented approximately 9% and 12%, of net revenues and 28% and 26%, of net accounts receivable for the quarters ended July 31, 2007 and 2006, respectively. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. One retailer accounted for 17% and 18%, of the net accounts receivable for the quarters ended July 31, 2007 and 2006, respectively. The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has an agreement with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service, which runs through 2012, with the option to extend to 2016. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the MPEG2 encoder and decoder semiconductor devices in certain of the Company’s DVR models. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer and from time-to-time a limited number of other third parties. The Company also relies on third parties to whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The

Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

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

In September 2006, the FASB issued EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-1 is effective for annual reporting periods beginning after June 15, 2007. The Company is currently evaluating the effects that EITF No. 06-1 will have on its consolidated results of operations and financial position.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and expensing the payments when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 is not expected to have a significant impact on TiVo’s consolidated financial statements or financial position.

3. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase (“Limited Warranty”). Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At July 31, 2007 and 2006, the accrued warranty reserve was $485,000 and $243,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

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

4. BARTER TRANSACTION

During the second quarter of fiscal 2008, the Company entered into a barter transaction, exchanging TiVo Series2™ standard definition DVR inventory with a net book value of $2,774,000 for barter credits that are redeemable for a percentage of future purchases of advertising media and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1,785,000. The resultant pre-tax loss on this exchange of $989,000 was included in the gross margin in the Company’s condensed consolidated statement of operations for the three and six months ended July 31, 2007.

The credits expected to be utilized in the next twelve months in the amount of $600,000 are included in prepaid expenses and other current assets and the remaining $1,185,000 is included in other assets in the Company’s condensed consolidated balance sheet at July 31, 2007. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2010.

5. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share is calculated in accordance with SFAS No 128, “Earnings Per Share.”

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of July 31,
	2007	2006
Unvested restricted stock outstanding	431,832	467,412
Options to purchase common stock	23,199,595	18,467,055
Potential shares to be issued from ESPP	57,564	328,118
Warrants to purchase common stock	—	3,515,524

Total	23,688,991	22,778,109

6. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. TiVo intends to vigorously defend the validity of the rejected claims. On August 17, 2006, the district court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The district court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The district court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages from August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On April 17, 2007, EchoStar filed its opening brief with the Federal Circuit Court of Appeals. TiVo filed its responsive brief on May 30, 2007. Oral argument in the appeal is scheduled for October 4, 2007. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

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

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799 (“Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs”) and 5,983,214 (“System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.”) On or about April 30, 2007, Lycos served the Company with the complaint. The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. On August 8, 2007, the court granted a motion by TiVo, Netflix, and Blockbuster to transfer venue to the United States District Court for the District of Massachusetts. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in reversing the Federal district court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs had filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however, on April 6, 2007, the Second Circuit denied plaintiffs’ petition. This denial does not foreclose the plaintiffs from seeking certification of a more limited class from the District Court. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants but subsequently agreed to limit discovery to the six focus cases. On June 27, 2007, the Court held a conference in with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. Subsequently, the Court granted plaintiffs’ request to extend the deadline for filing an Amended Complaint to August 14, 2007. On August 14, 2007, the plaintiffs filed Amended Master Allegations. The Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. Due to the inherent uncertainties of litigation and the ultimate outcome of the matter cannot be predicted.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2007, the Company has not accrued a liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

7. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The Company agreed to develop a TiVo service software solution for deployment on Comcast’s DVR platforms. In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers. The initial term of this agreement is until June 30, 2014. The agreement, as amended, provides for eight additional one-year renewal terms beyond the initial term expiring June 30, 2014, which are exercisable at Comcast’s option, with the requisite deployment thresholds moved from June 30, 2014 to the renewal term beginning after June 30, 2019. During the term of the agreement, TiVo will provide Comcast with certain customer and maintenance support and will provide certain additional ongoing development work. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the TiVo Interactive Advertising Management System, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

Under the licensing and marketing agreement, Comcast will pay a recurring monthly fee per Comcast subscriber who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the TiVo Interactive Advertising Management System. During the six months ended July 31, 2007 and 2006, the Company recognized $5.1 million and $10.2 million in technology revenues and costs, respectively. Of the $10.2 million recognized in the fiscal quarter ended July 31, 2006, $4.6 million was related to work performed during fiscal year ended January 31, 2006, but revenue and costs were deferred until the first quarter of fiscal year 2007, when TiVo and Comcast agreed upon the engineering services to be delivered. Currently, it is not possible to separate the various elements within the arrangement due to a lack of fair value for certain undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs for the TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. Revenues from the ongoing development work are recognized on a percentage of completion basis with the amount of the revenue recognized limited to the amount due from Comcast.

Acceptance of the delivery of the TiVo service software solution to Comcast occurred on June 27, 2007. The acceptance deadline for the TiVo Interactive Advertising Management System is February 15, 2008, unless a later date is agreed upon by the parties. In the event development of the TiVo Interactive Advertising Management System has not been accepted by Comcast by the relevant deadline, the Company could be subject to certain consequences, including, but not limited to, termination of the agreement. As part of the agreement, Comcast is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. In addition, Comcast is entitled to certain most favored customer terms with respect to future agreements that the Company may enter into with multi-channel video distributors. Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. See Footnote 9. “Subsequent Events” for information on the Amendment to this agreement.

8. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV

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

On April 7, 2006, the Company also entered into the First Amendment of the Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the terms of the current advertising arrangement between TiVo and DIRECTV until February 15, 2010, and additionally provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service. Effective July 25, 2007, we entered into the Eighth Amendment of the Development Agreement and the Second Amendment of the Amended and Restated Services Agreement with DIRECTV. Pursuant to these amendments, we have agreed to develop a software upgrade to provide additional service features and advertising capabilities to DIRECTV DVRs with TiVo service built on the Series2 platform.

9. SUBSEQUENT EVENTS

On August 27, 2007, we entered into a Statement of Work with Comcast for additional engineering work for the development of additional releases of the TiVo-branded, TiVo-service enabling software for Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Scientific Atlanta DVRs.

We also concurrently entered into the Fourth Amendment to the Licensing and Marketing Agreement with Comcast STB Software DVR, LLC and Comcast Corporation. The amendment provides for a modification to the amount and timing of fees for the initial development and certain future development of, and maintenance and support related to, the TiVo-branded, TiVo service-enabling software solution for Comcast’s DVR platforms. We also modified our agreement with respect to the eight additional one-year renewal terms beyond the initial term expiring June 30, 2014, which are exercisable at Comcast’s option, moving the requisite deployment thresholds from June 30, 2014 to the renewal term beginning after June 30, 2019.

On August 30, 2007, we accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a leading Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to our Transition and Consulting Agreement with Mr. Ramsay, effective August 30, 2007, he will continue to provide services to the Company as a consultant focused on technology and other issues. We expect to incur approximately $3 million in non-cash stock-based compensation expense during our quarter ending October 31, 2007 in connection with certain modifications to the terms of his stock-based awards. We do not expect to incur additional non-cash stock-based compensation expenses related to this agreement beyond that quarter.

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

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, broadband video content delivered via the TiVoCast feature (including premium content delivered from Amazon Unbox™), TiVo KidZone, TiVo Online Scheduling, and TiVo Product Watch. As of July 31, 2007, there were approximately 4.2 million subscriptions to the TiVo service. We distribute the TiVo service through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as satellite television providers, including currently DIRECTV and in the future cable television operators, such as Comcast and Cox. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview and Outlook of Financial Results

During the three and six months ended July 31, 2007, we experienced an increase in our TiVo-Owned subscription base and subscription revenues, as compared to the same prior-year period. However, TiVo-Owned subscription gross additions for the quarter ended July 31, 2007 were 41,000, down 45% from 74,000 in the same prior-year period. The churn in TiVo-Owned subscriptions was 60,000 subscriptions, leading to a net loss of 19,000 TiVo-Owned subscriptions during the quarter ended July 31, 2007. The decrease in TiVo-Owned subscription gross additions was due to slower than expected sales of the Series2 standard definition DVRs. In response to the retail movement to high definition products, we launched our new TiVo HD product in July 2007. Additionally, we continue to see a decline in our DIRECTV installed subscription base.

For this fiscal year ending January 31, 2008, we plan to lower the amount of our consumer hardware rebates, and to redirect a portion of those funds towards advertising expenditures to promote the TiVo brand and service, which will increase our sales and marketing, subscription acquisition costs line in our Statement of Operations. We expect for the fiscal year 2008 that the effects of the increased advertising expenditures on our total acquisition costs will be offset by a larger expected decrease in our hardware rebates. In prior years, we presented rebates, revenue share, and other payments to channel as a separate line item in our Statement of Operations. Commencing in the first quarter of fiscal 2008, we now include this line item primarily in related net revenues and to a lesser extent within sales and marketing, subscription acquisition costs and reclassified prior year amounts to conform to the current year presentation.

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

The TiVo service on Comcast is expected to launch shortly in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, and New Hampshire, with the rollout process expected to continue throughout the fall. Activities, including trials, related to the TiVo service on Cox are expected to commence during our fiscal year ending January 31, 2008. We anticipate receiving cash payments for providing the TiVo service as a result of these deployments and expected subscription adoptions but do not expect to recognize a significant portion of these cash payments as service revenues during this fiscal year. Under the accounting guidance for multiple element arrangements, since the contracts contain undelivered elements such as future software development for which we do not have fair value, significant portions of these cash payments must be deferred and recognized ratably over the term of the agreement.

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

	Three Months Ended
(Subscriptions in thousands)	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005

TiVo-Owned Subscription Gross Additions:	41	57	163	101	74	91	221	92

Subscription Net Additions/(Losses):
TiVo-Owned	(19)	1	101	53	30	51	183	55
DIRECTV	(126)	(103)	(91)	(37)	(29)	2	173	379

Total Subscription Net Additions/(Losses)	(145)	(102)	10	16	1	53	356	434

Cumulative Subscriptions:
TiVo-Owned	1,708	1,727	1,726	1,625	1,572	1,542	1,491	1,308
DIRECTV	2,489	2,615	2,718	2,809	2,846	2,875	2,873	2,700

Total Cumulative Subscriptions	4,197	4,342	4,444	4,434	4,418	4,417	4,364	4,008

Fully Amortized Active Lifetime Subscriptions	180	179	165	138	129	122	100	89

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	59%	59%	58%	55%	53%	52%	51%	51%

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

TiVo-Owned subscription net losses were 19,000 subscriptions in the quarter ended July 31, 2007, slightly decreasing the TiVo-Owned installed subscription base to 1.7 million subscriptions. TiVo-Owned subscription net additions/(losses) for the quarter ended July 31, 2007 declined by 49,000 subscriptions compared to the same prior year period largely due to a decrease of 33,000 subscription gross additions, as compared to the same prior year period. Additionally, we believe we experienced an increase in churn as a result of our larger TiVo-Owned subscription base, the increasing importance of high definition television, and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s and Comcast’s non-TiVo products. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 6% to 59% for the quarter ended July 31, 2007, as compared to the same prior-year period, primarily due to the discontinuation of general sale of product lifetime subscriptions. DIRECTV installed subscription base decreased by 126,000 subscriptions from the prior quarter to 2.5 million subscriptions as of July 31, 2007 and was 2.8 million subscriptions as of July 31, 2006. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of July 31, 2007, approximately 180,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions that have exceeded the revenue recognition period represent approximately 26% of our cumulative lifetime subscriptions as compared to 17% for the quarter ended July 31, 2006. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues. Please see our “Critical Accounting Estimates” for more information on how we recognized subscription revenues from product lifetime subscriptions.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005

Average TiVo-Owned subscriptions	1,719	1,729	1,672	1,596	1,559	1,520	1,388	1,275
TiVo-Owned subscription cancellations	(60)	(56)	(62)	(48)	(44)	(40)	(38)	(37)

TiVo-Owned Churn Rate per month	-1.2%	-1.1%	-1.2%	-1.0%	-0.9%	-0.9%	-0.9%	-1.0%

The TiVo-Owned Churn Rate per month was 1.2% for the quarter ended July 31, 2007 compared to 0.9% for the quarter ended July 31, 2006. The TiVo-Owned Churn rate per month of 1.2% for the quarter ended July 31, 2007 is primarily comprised of cancellations of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace, competitive pricing issues, the growing importance of offering competitive service features such as high definition television recording capabilities, and increased churn from product lifetime subscriptions.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net hardware revenues (defined as gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties subscription gross additions, such as DIRECTV gross additions with TiVo subscriptions, in our calculation of SAC because we incur limited or no acquisition costs for these new subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
Subscription Acquisition Costs	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	April 30, 2006`	Jan 31, 2006	Oct 31, 2005

	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$9,015	$5,790	$9,915	$5,016	$3,053	$2,783	$5,951	$5,472
Hardware revenues	(6,199)	(2,293)	(19,890)	(13,476)	(6,503)	(1,719)	(14,135)	(6,616)
Cost of hardware revenues	28,271	10,648	43,534	31,925	21,607	15,146	38,811	24,667

Total Acquisition Costs	31,087	14,145	33,559	23,465	18,157	16,210	30,627	23,523

TiVo-Owned Subscription Gross Additions	41	57	163	101	74	91	221	92

Subscription Acquisition Costs (SAC)	$758	$248	$206	$232	$245	$178	$139	$256

	Twelve Months Ended
Subscription Acquisition Costs	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005

	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$29,736	$23,774	$20,767	$16,803	$17,259	$18,081	$18,641	$20,632
Hardware revenues	$(41,858)	(42,162)	(41,588)	(35,833)	(28,973)	(21,951)	(28,138)	(40,793)
Cost of hardware revenues	$114,378	107,714	112,212	107,489	100,231	86,321	86,817	100,273

Total Acquisition Costs	102,256	89,326	91,391	88,459	88,517	82,451	77,320	80,112

TiVo-Owned Subscription Gross Additions	362	395	429	487	478	481	494	549
Subscription Acquisition Costs (SAC)	$282	$226	$213	$182	$185	$171	$157	$146

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscriptions. For example, we have historically incurred increased sales and marketing, subscription acquisition costs during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter. As such, we have also provided SAC on a rolling twelve month basis.

During the three months ended July 31, 2007, our total acquisition costs were $31.1 million, an increase of $12.9 million from the same prior year period. The increase in total acquisition costs primarily included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory. These additional costs increased our SAC by $298 per subscription. Additionally, in the three months ended July 31, 2007 we had 33,000 fewer gross subscription additions, as compared to the same prior year period which further increased our SAC by $190 per subscription.

During the twelve months ended July 31, 2007, our total acquisition costs were $102.3 million, an increase of $13.7 million from the same prior year period. The increase in total acquisition costs primarily included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory. These additional costs increased our SAC by $34 per subscription. Additionally, in the twelve months ended July 31, 2007 we had 116,000 fewer gross subscription additions, as compared to the same prior year period which further increased our SAC by $60 per subscription.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005

	(In thousands, except ARPU)
Total Service revenues	53,376	54,155	53,543	49,000	49,430	46,951	46,305	42,296
Less: DIRECTV-related service revenues	(6,553)	(7,160)	(8,452)	(7,573)	(8,196)	(8,009)	(9,602)	(8,637)

TiVo-Owned-related service revenues	46,823	46,995	45,091	41,427	41,234	38,942	36,703	33,659
Average TiVo-Owned revenues per month	15,608	15,665	15,030	13,809	13,745	12,981	12,234	11,220
Average TiVo-Owned per month subscriptions	1,719	1,729	1,673	1,596	1,559	1,520	1,388	1,275

TiVo-Owned ARPU per month	$9.08	$9.06	$8.98	$8.65	$8.82	$8.54	$8.81	$8.80

TiVo-Owned ARPU per month for the quarter ended July 31, 2007, increased from the quarter ended July 31, 2006 to $9.08 from $8.82. The increase in TiVo-Owned ARPU for the fiscal quarter ended July 31, 2007 was largely due our new multi-tiered pricing structure and bundled sales program which yielded a higher monthly subscription rate for new TiVo-Owned subscriptions. However this increase was partially offset by an increase of 51,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue, as compared to the same prior-year period. We expect the number of fully-amortized and still active product lifetime subscriptions to increase during this fiscal year ending January 31, 2008.

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

	Three Months Ended
DIRECTV Average Revenue per Subscription	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006	Oct 31, 2005

	(In thousands, except ARPU)
Total Service revenues	53,376	54,155	53,543	49,000	49,430	46,951	46,305	42,296
Less: TiVo-Owned-related service revenues	(46,823)	(46,995)	(45,091)	(41,427)	(41,234)	(38,942)	(36,703)	(33,659)

DIRECTV-related service revenues	6,553	7,160	8,452	7,573	8,196	8,009	9,602	8,637
Average DIRECTV revenues per month	2,184	2,387	2,817	2,524	2,732	2,670	3,201	2,879
Average DIRECTV per month subscriptions	2,554	2,668	2,767	2,837	2,858	2,881	2,818	2,505

DIRECTV ARPU per month	$0.86	$0.89	$1.02	$0.89	$0.96	$0.93	$1.14	$1.15

Beginning in February 2006, pursuant to the most recent amendment of our agreement with DIRECTV, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Additionally, beginning in February 2007, DIRECTV began paying us a monthly fee for all DIRECTV households with DIRECTV receivers with TiVo service similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV. As a result, our DIRECTV ARPU decreased relative to the same prior-year period.

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

Recognition Period for Product Lifetime Subscriptions Revenues. TiVo previously offered a product lifetime subscription option for general sale for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. We recognize subscription revenues from product lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of July 31, 2007, 180,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 26% of our cumulative lifetime subscriptions as compared to 17% for the quarter ended July 31, 2006. During this fiscal year ending January 31, 2008, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn. If subsequent actual experience is not in line with our current assumptions of higher churn of product lifetime subscriptions due to the incompatibility of our existing TiVo units with high definition programming and increased competition we may revise the estimated life which could result in the recognition of revenues from this source over a longer period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended July 31, 2007 the majority of our technology revenues are related to the Comcast development agreement and are offset by an equal amount of development cost recognized as cost of technology revenues.

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rate for the $150 (dual tuner DVR unit) and $170 (single tuner DVR unit) rebate program is 64% based on historical redemptions on prior $150 and $170 rebate programs. A one-percentage point deviation in our redemption rebate estimate would result in an increase or decrease in our rebate liability as of July 31, 2007 of approximately $109,000. As of July 31, 2007, we recorded a total charge of $2.1 million, all of which related to the new rebate programs announced in February 2007. As of July 31, 2007, $5.7 million remains accrued on the Company’s balance sheet. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as a direct reduction of hardware revenues in our consolidated financial statements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent Management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007, we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

Results of Operations

Net Revenues. Our net revenues for the three and six months ended July 31, 2007 and 2006 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2007		2006		2007		2006
	(In thousands, except percentages)				(In thousands, except percentages)
Service revenues	$53,376	85%	$49,430	83%	$107,531	87%	$96,381	83%
Technology revenues	$3,084	5%	$3,382	6%	$7,016	6%	$11,465	10%
Hardware revenues	$6,199	10%	$6,503	11%	$8,492	7%	$8,222	7%

Net revenues	$62,659	100%	$59,315	100%	$123,039	100%	$116,068	100%

Change from same prior-year period	6%		48%		6%		32%

Service Revenues. Service revenues for the three and six months ended July 31, 2007 increased 8% and 12% or $3.9 million and $11.2 million over the service revenues for the three and six months ended July 31, 2006, respectively. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base of 9% to 1.7 million as of July 31, 2007 compared to 1.6 million for the same prior-year period and a 3% increase in TiVo-Owned ARPU. TiVo-Owned ARPU increased primarily due to increase in the TiVo-Owned subscriptions that pay recurring fees. Additionally, these new subscriptions are being acquired under our new multi-tiered pricing structure and bundled sales program which yielded higher monthly subscription contract price for new TiVo-Owned subscriptions.

Consumer demand for TiVo-enabled DVR was driven by broad availability and support in the retail channel, consumer rebate programs, and increased consumer awareness of the TiVo service. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers such as Best Buy, Circuit City, and others and through advertising campaigns directed at growing our subscription base. We anticipate fiscal year 2008 will have continued service revenue growth as our TiVo-Owned subscription installed base increases and our advertising sales business grows; however, we expect to see a decrease in DIRECTV-related service revenues during fiscal year 2008 as compared to fiscal year 2007. Additionally, we do not expect to recognize significant service revenues in this fiscal year ending January 31, 2008 in connection with the TiVo service on Comcast and Cox products.

Technology Revenues. Technology revenues from licensing and engineering services which are net of related revenue share payments for the three and six months ended July 31, 2007, accounted for 5% and 6% of our net revenues, or $3.1 and $7.0 million, compared to 6% and 10% of our net revenues, or $3.4 and $11.5 million, in the same prior-year periods. Technology revenues for the three months ended July 31, 2007 were 9% or $298,000 lower than in the same prior year period due to a decline in revenues from Comcast development work subsequent to acceptance of TiVo service software solution on June 27, 2007 offset partially by revenue from new development work primarily related to DIRECTV and international projects. Technology revenues for the six months ended July 31, 2007 were 39% or $4.4 million lower than the same prior year period largely due to $4.6 million in Comcast development revenues recognized in the quarter end April 30, 2006 related to services performed in fiscal year 2006. We also recognized an equal amount of Comcast development expense as cost of technology revenues.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates, revenue share and other payments to channel, for the three and six months ended July 31, 2007 were 10% and 7% of our net revenues compared to 11% and 7% for the same prior year periods. The marginal changes in net hardware revenues in absolute dollars for the three and six months ended July 31, 2007, as compared to the same prior year periods are attributed to a decrease in hardware revenues due to slower than expected sales of the Series2 standard definition DVRs. This was offset by decreases in rebates, revenue share and other payments to channel related to our reduction in the amount of consumer hardware rebates offered during the first half of fiscal year 2008. The hardware revenues for the three months ended July 31, 2007 include $1.8 million of revenues related to a net loss exchange of inventory valued at $2.8 million in cost of hardware revenues which were traded for barter credits that are redeemable for a percentage of future purchases of advertising, media, and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged.

Cost of service revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of service revenues	$10,064	$9,628	$20,219	$20,063
Change from same prior-year period	5%	40%	1%	29%
Percentage of service	19%	19%	19%	21%
Service gross margin	$43,312	$39,802	$87,312	$76,318
Service gross margin as a percentage of service revenue	81%	81%	81%	79%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the three and six months ended July 31, 2007 remained relatively flat as compared to the same prior-year period increasing by $436,000 and $156,000 or 5% and 1%, respectively.

Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of technology revenues	$3,696	$3,001	$7,203	$10,367
Change from same prior-year period	23%	401%	-31%	1155%
Percentage of technology revenues	120%	89%	103%	90%
Technology gross margin	$(612)	$381	$(187)	$1,098
Technology gross margin as a percentage of technology revenue	-20%	11%	-3%	10%

Costs of technology revenues consist primarily of expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping and other material costs. Cost of technology revenues increased by $695,000 for the three months ended July 31, 2007, as compared to the same prior year period largely due to our ongoing development work with our new international customers. Cost of technology revenues decreased by $3.2 million for the six months ended July 31, 2007, largely related to lower costs associated with Comcast development revenues expensed in the six months ended July 31, 2007, as compared to the same prior-year period. For the six months ended July 31, 2006 $4.6 million in Comcast cost of development revenues were recognized for services performed in the fiscal year ended January 31, 2006, at which time we recorded an equal amount of technology revenues. These costs and corresponding revenues were deferred until the first quarter of fiscal year 2007 when TiVo and Comcast agreed upon the engineering services to be delivered. Cost of technology revenues for the three months ended July 31, 2007 includes approximately $1.1 million of costs for which no corresponding revenues were recognized as fees for the related ongoing development were not fixed.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of hardware revenues	$28,271	$21,607	$38,919	$36,753
Change from same prior-year period	31%	181%	6%	57%
Percentage of hardware revenues	456%	332%	458%	447%
Hardware gross margin	$(22,072)	$(15,104)	$(30,427)	$(28,531)
Hardware gross margin as a percentage of hardware revenue	-356%	-232%	-358%	-347%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007 we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments for a total of $11.2 million charge to cost of hardware sales. We also entered into a barter transaction exchanging TiVo Series2 standard definition DVR inventory with a net book value of $2.8 million for barter credits that are redeemable for a percentage of future purchases of advertising, media, and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1.8 million; this resulted in an additional negative $1.0 million hardware gross margin. These costs were offset by a decrease number of units being sold during the three and six months ended July 31, 2007 as compared to the same prior year period. As a result of these items, the hardware gross margin loss, for the three and six months ended July 31, 2007 increased by approximately 46% and 7%, respectively.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Research and development expenses	$15,070	$12,891	$29,315	$25,752
Change from same prior-year period	17%	32%	14%	25%
Percentage of net revenues	24%	22%	24%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue increased 2%, for both the three and six months ended July 31, 2007, as compared to the same prior-year period. However, in terms of absolute dollars, research and development increased 17% and 14% for the three and six months ended July 31, 2007, as compared to the same prior-year period. The absolute dollar increase in expenses for the three months ended July 31, 2007 was due to an increase of $881,000 in headcount related costs associated with an increase in engineering headcount, $517,000 in additional stock based compensation, and an increase of $373,000 in allocated overhead expense. The absolute dollar increase in expenses for the six months ended July 31, 2007 was due to an increase of $2.0 million in headcount related costs associated with an increase in engineering headcount, $824,000 in additional stock based compensation, and an increase of $1.0 million in allocated overhead expense.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing expenses	$5,381	$5,439	$10,684	$10,286
Change from same prior-year period	-1%	25%	4%	17%
Percentage of net revenues	9%	9%	9%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses, as a percentage of net revenue, remained flat at 9% for both the three and six months ended July 31, 2007 as compared to the same prior-year period and, in terms of absolute dollars decreased by 1% for the three months ended July 31, 2007 and increased by 4% for the six months ended July 31, 2007, as compared to the same prior-year periods.

Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$9,015	$3,053	$14,805	$5,836
Change from same prior-year period	195%	-21%	154%	-19%
Percentage of net revenues	14%	5%	12%	5%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to subscription acquisition activities. For the three and six months ended July 31, 2007 these expenses increased by 195% and 154%, respectively, as compared to the same prior year periods. These increases were primarily due to increased spending of $6.8 million and $9.2 million, respectively, for advertising costs related to our fiscal year 2008 advertising campaign and web and online marketing. We expect the sales and marketing, subscription acquisition costs line item to continue to increase in fiscal year 2008 as a result of our planned marketing and advertising strategies. While we expect this component of our total acquisition costs to increase for the fiscal year 2008, we expect this increase to be offset by the decrease in our hardware rebates expense, which is classified as a reduction of hardware revenues. See discussion in this section under “Subscription Acquisition Cost or SAC”.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
General and administrative	$10,392	$11,091	$21,614	$26,150
Change from same prior-year period	-6%	32%	-17%	80%
Percentage of net revenues	17%	19%	18%	23%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. General and administrative expenses, decreased as a percentage of net revenues by 2% and 5% for the three and six months ended July 31, 2007 as compared to the same prior-year period, and in terms of absolute dollars, decreased 6% and 17% as compared to the same prior-year periods. The decrease in general and administrative expense for the three months ended July 31, 2007 was largely related to a reduction in legal and accounting related spending of $2.6 million partially offset by a $972,000 increase in non-cash stock compensation expense, increased headcount related costs of $521,000, and an increase in depreciation expense of $199,000.

The decrease in general and administrative expense of $4.5 million for the six months ended July 31, 2007 was largely related to a reduction in legal and accounting related spending of $7.6 million. This decrease was partially offset by an increase in non-cash stock compensation of $1.6 million, depreciation expense increase of $500,000 due to additional property and equipment purchased during the past year and bad debt expense increased by approximately $429,000.

On August 30, 2007, we accepted the resignation of Michael Ramsay as a member of our Board of Directors. We expect to incur approximately $3 million in non-cash stock-based compensation expense in connection with certain modifications to the terms of his stock-based awards during our quarter ending October 31, 2007. We do not expect to incur additional non-cash stock-based compensation expenses related to this agreement beyond that quarter.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2007 was $1.3 million and $2.7 million, respectively or approximately a 35% and 34% increase over the $1.0 million and $2.1 million from same prior-year periods. These increases were a result of an increase in the average interest rate earned during the six months ended July 31, 2007, to approximately 5.3%, from 4.7% in the same prior-year period combined with an increased cash and cash equivalents and short term investments balance for the period ended July 31, 2007, as compared to the same prior year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At July 31, 2007, we had $97.6 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, and short term investments, combined with funds generated/used from operations, and our revolving line of credit facility with Citigroup provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2007	2006
Net cash used in operating activities	$(29,906)	$(32,796)

Net cash provided by (used in) investing activities	$(10,289)	$478

Net cash provided by financing activities	$3,045	$7,538

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities of $2.9 million from the six months ended July 31, 2007 compared to the same prior-year period was largely attributable to a decrease in our net loss adjusted for non-cash expenses, such as our inventory charge of $11.2 million, increase in non-cash stock compensation expense of $3.2 million, and due to cash received from customers against our accounts receivables of $5.3 million. These items were partially offset by payments to vendors reducing accounts payable by $18.1 million.

Net Cash Used in Investing Activities

The net cash used in investing activities for the six months ended July 31, 2007 was approximately $10.3 million compared to cash provided by investing activities of $478,000 for the same prior-year period. This increase was primarily due to purchases of short-term investments of $15.0 million.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2007 and 2006, the principal source of cash generated from financing activities related to the issuance of common stock of which $1.5 million and $6.2 million, respectively, was related to stock option exercises and $1.8 million and $1.3 million, respectively, was issuances related to our employee stock purchase plan.

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

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of July 31, 2007, we could borrow $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of July 31, 2007, we had no borrowings outstanding under this revolving line of credit.

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

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At July 31, 2007, we were in compliance with these covenants. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of July 31, 2007, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$5,979	$1,759	$4,220	$—	$—
Purchase obligations	11,559	11,559	—	—	—

Total contractual cash obligations	$17,538	$13,318	$4,220	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $4.3 million for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated July 31, 2007. Our other commercial commitment as of July 31, 2007, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$477	$150	$327	$—	$—

Total contractual obligations	$477	$150	$327	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at July 31, 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of July 31, 2007 (the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There has been no changes in our internal control over financial reporting during the three months ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

The information under the heading “Legal Matters” set forth under Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

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

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007 we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments. If we were to over estimate demand for standard definition units, particularly considering the introduction of our new lower-cost high definition DVR model in July 2007, we may end up with inventories of standard definition units that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 140 Scott Drive, Menlo Park, California on August 1, 2007. Out of 97,530,335 shares of Common Stock (as of the record date of June 4, 2007) entitled to vote at the meeting, 84,049,687 shares were present in person or by proxy.

The following nominated directors were elected, to serve until the 2010 Annual Meeting of Stockholders, and until their successors are elected, as follows:

NOMINEE	IN FAVOR	WITHHELD
Charles B. Fruit	82,382,591	1,667,096

Jeffrey T. Hinson	82,376,018	1,673,669

David M. Zaslav	82,372,920	1,676,767

The following directors’ terms of office continued after the meeting: Thomas Rogers, Randy Komisar, Mark W. Perry, Michael Ramsay, Joseph Uva, and Geoffrey Y. Yang.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2008, was ratified as follows:

IN FAVOR	OPPOSED	ABSTAIN
82,597,919	196,890	1,254,878

The Amendment of our Amended & Restated Certificate of Incorporation to increase the number of shares authorized to be issued by 125,000,000 was approved as follows:

IN FAVOR	OPPOSED	ABSTAIN
66,560,120	16,989,092	500,475

ITEM 5.	OTHER INFORMATION.

On August 27, 2007, we entered into a Statement of Work with Comcast for additional engineering work for the development of additional releases of the TiVo-branded, TiVo-service enabling software for Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Scientific Atlanta DVRs.

We also concurrently entered into the Fourth Amendment to the Licensing and Marketing Agreement with Comcast STB Software DVR, LLC and Comcast Corporation. The amendment provides for a modification to the amount and timing of service fees and fees for maintenance and support related to, the TiVo-branded, TiVo service-enabling software solution for Comcast’s DVR platforms. We also modified our agreement with respect to the eight additional one-year renewal terms beyond the initial term expiring June 30, 2014, which are exercisable at Comcast’s option, moving the requisite deployment thresholds from June 30, 2014 to the renewal term beginning after June 30, 2019.

The foregoing description of our Fourth Amendment to the Licensing and Marketing Agreement with Comcast STB Software DVR, LLC and Comcast Corporation is qualified in its entirety by reference to the provisions of the amendment to be filed with our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

On August 30, 2007, we accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a leading Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to our Transition and Consulting Agreement with Mr. Ramsay, effective August 30, 2007, he will continue to provide services to the Company as a consultant focused on technology and other issues. As we previously disclosed, we expect to incur approximately $3 million in non-cash stock-based compensation expense during our quarter ending October 31, 2007 in connection with certain modifications to the terms of his stock-based awards. We do not expect to incur additional non-cash stock-based compensation expenses related to this agreement beyond that quarter.

The foregoing description of our Transition and Consulting Agreement with Mr. Ramsay is qualified in its entirety by reference to the provisions of the agreement filed herewith.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (filed herewith).

10.1*	Amended and Restated Employment Agreement, effective as of March 21, 2007, by and between Thomas Rogers and TiVo Inc. (filed herewith).

10.2*	Amended and Restated Change of Control Agreement, effective as of March 21, 2007, by and between Thomas Rogers and TiVo Inc. (filed herewith).

10.3*	Transition and Consulting Agreement, effective as of August 30, 2007, by and between Michael Ramsay and TiVo Inc. (filed herewith).

10.4+	Eighth Amendment to the Development Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (filed herewith).

10.5+	Second Amendment to the Amended and Restated Services Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (filed herewith).

10.6*	Consulting Agreement, effective as of July 9, 2007, between TiVo Inc. and Financial Leadership Group, LLC (filed herewith).

10.7*	First Amendment to the Consulting Agreement, effective as of August 16, 2007, between TiVo Inc. and Financial Leadership Group, LLC (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 10, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated September 10, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 10, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated September 10, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
+	Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 10, 2007	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers President and Chief Executive (Principal Executive Officer)

Date: September 10, 2007	By:	/s/ CAL HOAGLAND
Cal Hoagland Interim Chief Financial Officer (Principal Financial and Accounting Officer)