Form 10-Q
period 2007-10-31
TIVO INC
filed 2007-12-10
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 98,940,344 as of November 30, 2007.

© 2007 TiVo Inc. All Rights Reserved.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Cablevision Mexico, and Seven) subscriptions;

•	expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, and Seven and future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our services and operations internationally;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory.

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2007	January 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,296	$89,079
Short-term investments	40,162	39,686
Accounts receivable, net of allowance for doubtful accounts of $1,132 and $271	25,880	20,641
Inventories	22,466	29,980
Prepaid expenses and other, current	3,738	3,071

Total current assets	134,542	182,457
LONG-TERM ASSETS
Property and equipment, net	12,372	11,706
Purchased technology, capitalized software, and intangible assets, net	14,333	16,769
Prepaid expenses and other, long-term	1,901	1,018

Total long-term assets	28,606	29,493

Total assets	$163,148	$211,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$25,350	$37,127
Accrued liabilities	25,862	36,542
Deferred revenue, current	58,992	64,872

Total current liabilities	110,204	138,541
LONG-TERM LIABILITIES
Deferred revenue, long-term	38,286	54,851
Deferred rent and other	888	1,562

Total long-term liabilities	39,174	56,413

Total liabilities	149,378	194,954
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000; Issued shares are 99,028,387 and 97,311,986, respectively and outstanding shares are 98,900,908 and 97,231,483, respectively	99	97
Additional paid-in capital	781,461	759,314
Accumulated deficit	(766,944)	(741,845)
Less: Treasury stock, at cost - 127,479 and 80,503 shares, respectively	(846)	(570)

Total stockholders’ equity	13,770	16,996

Total liabilities and stockholders’ equity	$163,148	$211,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenues
Service revenues	$52,940	$49,000	$160,471	$145,381
Technology revenues	5,339	3,527	12,355	14,992
Hardware revenues	17,240	13,476	25,732	21,698

Net revenues	75,519	66,003	198,558	182,071
Cost of revenues
Cost of service revenues (1)	10,738	10,820	30,957	30,883
Cost of technology revenues (1)	4,912	3,006	12,115	13,373
Cost of hardware revenues	29,114	31,925	68,033	68,678

Total cost of revenues	44,764	45,751	111,105	112,934

Gross margin	30,755	20,252	87,453	69,137

Research and development (1)	14,049	12,221	43,364	37,973
Sales and marketing (1)	5,967	5,450	16,651	15,736
Sales and marketing, subscription acquisition costs	9,050	5,016	23,855	10,852
General and administrative (1)	11,106	9,811	32,720	35,961

Total operating expenses	40,172	32,498	116,590	100,522

Loss from operations	(9,417)	(12,246)	(29,137)	(31,385)
Interest income	1,218	1,291	3,965	3,341
Interest expense and other	(45)	(133)	81	(165)

Loss before income taxes	(8,244)	(11,088)	(25,091)	(28,209)
Provision for income taxes	—	(4)	(8)	(35)

Net loss	$(8,244)	$(11,092)	$(25,099)	$(28,244)

Net loss per common share - basic and diluted	$(0.08)	$(0.12)	$(0.26)	$(0.32)

Weighted average common shares used to calculate basic and diluted net loss per share	97,611,001	91,930,061	97,174,771	87,680,571

(1) Includes stock-based compensation expense as follows :

Cost of service revenues	$178	$129	$513	$353
Cost of technology revenues	726	236	1,693	682
Research and development	1,797	1,608	5,392	4,177
Sales and marketing	660	474	1,468	1,264
General and administrative	3,899	1,636	8,076	4,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,099)	$(28,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	7,651	5,815
Stock-based compensation expense	17,142	10,733
Inventory write-down	8,961	—
Loss on inventory barter transaction and utilization of trade credits	1,124	—
Allowance for doubtful accounts	861	65
Changes in assets and liabilities:
Accounts receivable	(6,100)	(7,254)
Inventories	(4,221)	(23,168)
Prepaid expenses and other	100	4,167
Accounts payable	(11,143)	3,853
Accrued liabilities	(10,680)	(4,652)
Deferred revenue	(22,445)	(17,331)
Deferred rent and other long-term liabilities	(674)	804

Net cash used in operating activities	$(44,523)	$(55,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(26,976)	(13,502)
Sales of short-term investments	26,500	4,350
Acquisition of property and equipment	(6,140)	(6,115)
Acquisition of capitalized software and intangibles	(375)	(13,125)

Net cash used in investing activities	$(6,991)	$(28,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	64,516
Proceeds from issuance of common stock related to exercise of warrants	—	3,330
Proceeds from issuance of common stock related to exercise of common stock options	3,181	8,638
Proceeds from issuance of common stock related to employee stock purchase plan	1,826	1,290
Treasury Stock - repurchase of stock for tax withholding	(276)	(570)

Net cash provided by financing activities	$4,731	$77,204

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(46,783)	$(6,400)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	89,079	85,298

Balance at end of period	$42,296	$78,898

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

The Company continues to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions for this fiscal year ending January 31, 2008 during and immediately after the holiday shopping season.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2007 and January 31, 2007 and the results of operations for the three- and nine-month periods ended October 31, 2007 and 2006 and condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2007 and 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007. Operating results for the three- and nine-month periods ended October 31, 2007 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2008.

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

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over a four-year period, which is the Company’s estimate of the useful life of a TiVo-enabled DVR. End users have the right to cancel their subscription within 30 days of the activation for a full refund. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from multiple system operators (“MSOs”), such as DIRECTV, as well as other service providers for provision of the TiVo service that are recognized as earned.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time when all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2, vendor specific objective evidence (“VSOE”) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis and assesses VSOE of fair value for maintenance and support on a contract by contract basis based on substantive stated contractual renewal rates. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to hardware manufacturers such as revenue share are shown as a reduction of technology revenues if the Company has generated technology revenues from these manufacturers. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided.

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

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription. During the quarter ended April 30, 2006, these bundled sale programs did not meet the requirements for separation under EITF 00-21 because the Company did not have fair value for the undelivered subscription element. As a result, for both the monthly and prepaid programs, revenue was recognized ratably over the subscription period and was classified as Service Revenue in the accompanying consolidated statements of operations. However, as of the quarter ended July 31, 2006, the bundled sales programs had met the requirements for separation under EITF 00-21 since TiVo had sufficient data to support fair value for the subscription element in the arrangement. As a result, for these bundled programs, revenue is now allocated between hardware revenue for the DVR and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

Allowance for doubtful accounts

TiVo maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews its receivables by aging category to identify customers with significant known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on the age of the receivable. In determining the reserve, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Changes in the allowance for doubtful accounts were not material in the nine months ended October 31, 2006.

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions(*)	Ending Balance
Allowance for doubtful accounts:
April 30, 2007	$271	$419	$—	$690
July 31, 2007	$690	$210	$7	$907
October 31, 2007	$907	$213	$12	$1,132

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at the lower of cost or market and to write-down products and materials which are not forecasted to be used in future production. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007 the Company impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the quarter ended October 31, 2007, the Company consumed $696,000 of previously impaired inventory. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with several financial institutions with high credit ratings. The Company also invests in commercial paper and auction rate securities. The Company does not invest in mortgage backed securities. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term investments.

The majority of the Company’s customers are concentrated in the United States. DIRECTV represented approximately 8% and 11%, of net revenues and 14% and 17%, of net accounts receivable for the nine months ended October 31, 2007 and 2006, respectively. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. One retailer accounted for 17% and 27%, of the net accounts receivable for the nine months ended October 31, 2007 and 2006, respectively. The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has an agreement with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service, which runs through 2012, with the option to extend to 2016. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the MPEG2 encoder and decoder semiconductor devices in certain of the Company’s DVR models. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial instruments and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).

The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s results of operations and financial condition.

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

3. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase (“Limited Warranty”). Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At October 31, 2007 and 2006, the accrued warranty reserve was $522,000 and $400,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

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

4. BARTER TRANSACTION

During the second quarter of fiscal 2008, the Company entered into a barter transaction, exchanging TiVo Series2™ standard definition DVR inventory with a net book value of $2,774,000 for barter credits that are redeemable for a percentage of future purchases of advertising media and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1,785,000. The resultant pre-tax loss on this exchange of $989,000 was included in the gross margin in the Company’s condensed consolidated statement of operations for the nine months ended October 31, 2007.

In the quarter ended October 31, 2007, the Company utilized trade credits in the amount of $135,000. The credits expected to be utilized in the next twelve months in the amount of $600,000 are included in prepaid expenses and other current assets and the remaining $1,050,000 is included in other assets in the Company’s condensed consolidated balance sheet at October 31, 2007. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2010.

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

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of October 31,
	2007	2006
Unvested restricted stock outstanding	920,382	492,400
Options to purchase common stock	22,853,919	18,661,115
Potential shares to be issued from ESPP	557,564	828,118

Total	24,331,865	19,981,633

6. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (“USPTO”) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all of the patent’s claims. On August 17, 2006, the district court denied the defendants’ remaining defenses, and granted TiVo’s motion for permanent injunction to prevent EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through October 31, 2006 of approximately $5.6 million, and supplemental damages for infringement through October 31, 2006 in the amount of approximately $10.3 million. The district court denied TiVo’s request for enhanced damages and attorney’s fees and costs. The district court denied EchoStar’s request to stay the injunction pending appeal. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages from August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On April 17, 2007, EchoStar filed its opening brief with the Federal Circuit Court of Appeals. TiVo filed its responsive brief on May 30, 2007. Oral argument in the appeal took place on October 4, 2007. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

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

On June 26, 2003, the plaintiffs announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the plaintiffs will be guaranteed $1.0 billion dollars in recoveries by the insurers of the Company and other issuer defendants. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers in accordance with the proposed settlement. In addition, the Company and the other settling issuer defendants will assign to the plaintiffs certain claims that they may have against the underwriters. If recoveries in excess of $1.0 billion dollars are obtained by the plaintiffs from the underwriters, the Company’s and the other issuer defendants’ monetary obligations to the class plaintiffs will be satisfied. Furthermore, the settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the litigations. On February 15, 2005, the Court issued an order preliminarily approving the terms of the proposed settlement. The Court also certified the settlement classes and class representatives for purposes of the proposed settlement only. On April 24, 2006, the Court held a fairness hearing to determine whether the proposed settlement should be approved. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in reversing the Federal district court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs had filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however, on April 6, 2007, the Second Circuit denied plaintiffs’ petition. This denial does not foreclose the plaintiffs from seeking certification of a more limited class from the District Court. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants but subsequently agreed to limit discovery to the six focus cases. On June 27, 2007, the Court held a conference in with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. Subsequently, the Court granted plaintiffs’ request to extend the deadline for filing an Amended Complaint to August 14, 2007. On August 14, 2007, the plaintiffs filed Amended Master Allegations. The Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Defendants filed a Motion to Dismiss on November 9, 2007. Due to the inherent uncertainties of litigation and the ultimate outcome of the matter cannot be predicted.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (the “Lead Underwriters”), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s IPO and associated transactions in the Company’s stock in the six month period following the Company’s IPO by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2007, the Company has not accrued any liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

7. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC, a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The agreement was subsequently amended several times, most recently on August 27, 2007. The Company agreed to develop a

TiVo service software solution for deployment on Comcast’s DVR platforms. In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers. The initial term of this agreement is until June 30, 2014. The agreement, as amended, provides for eight additional one-year renewal terms beyond the initial term expiring June 30, 2014, which are exercisable at Comcast’s option, with the requisite deployment threshold beginning after June 30, 2019. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast DVR set-top boxes enabled with the TiVo Interactive Advertising Management System, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments. As part of the agreement, Comcast is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. In addition, Comcast is entitled to certain most favored customer terms with respect to future agreements that the Company may enter into with multi-channel video distributors. Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies.

Under the licensing and marketing agreement, Comcast will pay a recurring monthly fee per Comcast subscriber, as defined in the contract, who receives the TiVo service through Comcast. Comcast will also pay the Company fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and the TiVo Interactive Advertising Management System. Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. TiVo will defer a portion of these fees equal to the fair value of the undelivered development services and recognize them as revenue when the development services are delivered. Utilization of these credits by Comcast is subject to certain time limits. If unused, TiVo will recognize these deferred fees as revenues upon their forfeiture by Comcast.

During the nine months ended October 31, 2007 and 2006, the Company recognized $8.0 million and $13.1 million in technology revenues and $9.6 million and $13.1 million in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a Statement of Work (“SOW”) entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Scientific Atlanta DVRs, respectively. Of the $13.1 million recognized in the in the nine months ended October 31, 2006, $4.6 million was related to work performed during fiscal year ended January 31, 2006, but revenue and costs were deferred until the first quarter of fiscal year 2007, when TiVo and Comcast agreed upon the engineering services to be delivered. Currently, it is not possible to separate the various elements within the original arrangement due to a lack of fair value for certain undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. The engineering work performed under the SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007. All costs related to the engineering work prior to signing the SOW were expensed as incurred as the Company did not have evidence of an arrangement and the fees for the related development were not fixed.

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

8. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. As of February 16, 2007, DIRECTV no longer has the right to distribute DIRECTV receivers with TiVo service. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for each subscriber, as defined in the contract, who is using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for each subscriber with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. Utilization of these services by DIRECTV is subject to certain time limits. If unused, the Company will recognize these deferred fees as revenues upon their forfeiture by DIRECTV. These deferred fees are classified on the Company’s consolidated balance sheets under deferred revenue, current.

On April 7, 2006, the Company also entered into the First Amendment of the Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the terms of the current advertising arrangement between TiVo and DIRECTV until February 15, 2010, and additionally provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service. Effective July 25, 2007, TiVo entered into the Eighth Amendment of the Development Agreement and the Second Amendment of the Amended and Restated Services Agreement with DIRECTV. Pursuant to these amendments, the Company has agreed to develop a software upgrade to provide additional service features and advertising capabilities to DIRECTV DVRs with TiVo service built on the Series2 platform.

9. RESIGNATION OF BOARD MEMBER

On August 30, 2007, the Company accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to the Transition and Consulting Agreement with Mr. Ramsay, effective August 30, 2007, he will continue to provide services to the Company as a consultant focused on technology and other issues. Mr. Ramsay’s stock-based awards were modified to provide for accelerated and continued vesting and extended exercise periods. These modifications were valued at $2.4 million using a Black-Scholes option valuation model. Since Mr. Ramsay’s continued services were not deemed as a substantive future service period, the entire non-cash amount of $2.4 million was expensed immediately in the quarter ended October 31, 2007.

10. SUBSEQUENT EVENTS

On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all the patent’s claims.

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

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, broadband video content delivered via the TiVoCast feature (including premium content delivered from Amazon Unbox™), TiVo KidZone, and TiVo Online Scheduling. As of October 31, 2007, there were approximately 4.1 million subscriptions to the TiVo service. We distribute the TiVo service through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers and broadcasters such as DIRECTV and Cablevision Mexico, and in the future Comcast, Cox, and Seven (Australia). We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview and Outlook of Financial Results

During the three and nine months ended October 31, 2007, we experienced an increase in our TiVo-Owned subscription base and subscription revenues, as compared to the same prior-year period. However, TiVo-Owned subscription gross additions for the quarter ended October 31, 2007 were 69,000, down 32% from 101,000 in the same prior-year period. The churn in TiVo-Owned subscriptions was 65,000 subscriptions, leading to net subscription additions of 4,000 TiVo-Owned subscriptions during the quarter ended October 31, 2007. The decrease in TiVo-Owned subscription gross additions was due to increased competition. Additionally, we continue to see a decline in our DIRECTV installed subscription base.

For this fiscal year ending January 31, 2008, we continue to lower the amount of our consumer hardware rebates, and to redirect a portion of those funds towards advertising expenditures to promote the TiVo brand and service, which will increase our sales and marketing, subscription acquisition costs line in our Statement of Operations. We expect for the fiscal year 2008 that the effects of the increased advertising expenditures on our total acquisition costs will be offset by a larger expected decrease in our hardware rebates. In prior years, we presented rebates, revenue share, and other payments to channel as a separate line item in our Statement of Operations. Commencing in the first quarter of fiscal 2008, we now include this line item primarily in related net revenues and to a lesser extent within sales and marketing, subscription acquisition costs and reclassified prior-year amounts to conform to the current year presentation.

In this fiscal year ending January 31, 2008, we expect to continue to grow our TiVo-Owned subscription base; however, we expect this growth to continue to be offset by losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV no longer markets the TiVo service to its customers. We anticipate this fiscal year ending January 31, 2008 will have continued service revenue growth as our TiVo-Owned subscription base increases and our advertising sales business grows. This service revenue growth will be somewhat offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized coupled with a decline in MSOs/Broadcaster-related service revenues due to further losses in our DIRECTV subscription installed base.

The TiVo service on Comcast is now available in some non-employee subscriber homes in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, and New Hampshire, with the rollout process expected to continue throughout the remainder of this fiscal year and the next fiscal year. We anticipate receiving cash payments for providing the TiVo service as a result of these deployments and expected subscription additions but do not expect to recognize these cash payments as service revenues during this fiscal year. Under the accounting guidance for multiple element arrangements, since the contracts contain undelivered elements such as software development for which we do not have fair value, significant portions of these cash payments must be deferred until the initial software development of the TiVo advertising solution is complete, as further described in Note 7 to the condensed consolidated financial statements. Activities, including trials, related to the TiVo service on Cox are expected to commence during our next fiscal year.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the past eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSO’s/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV and Cablevision Mexico, and in the future Comcast, Cox, and Seven and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006
TiVo-Owned Subscription Gross Additions:	69	41	57	163	101	74	91	221
Subscription Net Additions/(Losses):
TiVo-Owned	4	(19)	1	101	53	30	51	183
MSOs/Broadcasters	(134)	(126)	(103)	(91)	(37)	(29)	2	173

Total Subscription Net Additions/(Losses)	(130)	(145)	(102)	10	16	1	53	356
Cumulative Subscriptions:
TiVo-Owned	1,712	1,708	1,727	1,726	1,625	1,572	1,542	1,491
MSOs/Broadcasters	2,355	2,489	2,615	2,718	2,809	2,846	2,875	2,873

Total Cumulative Subscriptions	4,067	4,197	4,342	4,444	4,434	4,418	4,417	4,364
Fully Amortized Active Lifetime Subscriptions	190	180	179	165	138	129	122	100
% of TiVo-Owned Cumulative	60%	59%	59%	58%	55%	53%	52%	51%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We have from time-to-time offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) the four-year period we use to recognize lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Lifetime subscriptions past the four-year mark which have not called into the TiVo service for six months are not counted in this total. During the quarter ended April 30, 2006, we discontinued general sale of the product lifetime service option. During the quarter ending January 31, 2008, we have begun offering product lifetime service subscriptions only to existing customers. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSO/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define subscription for our reporting purposes.

TiVo-Owned subscription net additions were 4,000 subscriptions in the quarter ended October 31, 2007, slightly increasing the TiVo-Owned installed subscription base to 1.7 million subscriptions. TiVo-Owned subscription net additions for the quarter ended October 31, 2007 declined by 49,000 subscriptions compared to the same prior-year period largely due to a decrease of 32,000 subscription gross additions, as compared to the same prior-year period. Additionally, we believe we experienced this decrease in gross subscriptions and an increase in churn, which reduced our net subscriptions additions, as a result of our larger TiVo-Owned subscription base, the increasing importance of high definition television, and because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s and Comcast’s non-TiVo products. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 5% to 60% for the quarter ended October 31, 2007, as compared to the same prior-year period, primarily due to our prior discontinuation of the general sale of product lifetime subscriptions. MSOs/Broadcasters installed subscription base decreased by 134,000 subscriptions from the prior quarter to 2.4 million subscriptions as of October 31, 2007 and was 2.8 million subscriptions as of October 31, 2006. This decrease is due to DIRECTV’s promotion of a competing DVR service from NDS.

As of October 31, 2007, approximately 190,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions that have exceeded the revenue recognition period represent approximately 28% of our cumulative lifetime subscriptions as compared to 17% for the quarter ended October 31, 2006. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues. Please see our “Critical Accounting Estimates” for more information on how we recognized subscription revenues from product lifetime subscriptions.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006
Average TiVo-Owned subscriptions	1,708	1,719	1,729	1,672	1,596	1,559	1,520	1,388
TiVo-Owned subscription cancellations	(65)	(60)	(56)	(62)	(48)	(44)	(40)	(38)

TiVo-Owned Churn Rate per month	-1.3%	-1.2%	-1.1%	-1.2%	-1.0%	-0.9%	-0.9%	-0.9%

The TiVo-Owned Churn Rate per month was 1.3% for the quarter ended October 31, 2007 compared to 1.0% for the quarter ended October 31, 2006. The TiVo-Owned Churn rate per month of 1.3% for the quarter ended October 31, 2007 is primarily comprised of cancellations of recurring subscriptions. We also count as churn those product lifetime subscriptions that have both reached the end of the four-year revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the four-year revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. We anticipate our TiVo-Owned Churn Rate per month will increase in future periods as a result of increased competition in the marketplace, competitive pricing issues, the growing importance of offering competitive service features such as high definition television recording capabilities, and increased churn from product lifetime subscriptions.

TiVo-Owned Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net hardware revenues (defined as gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include MSOs/Broadcasters subscription gross additions, in our calculation of SAC because we incur limited or no acquisition costs for these new subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Oct 31, 2007	Jul 31, 2007	Apr 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006	Jan 31, 2006
		(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$9,050	$9,015	$5,790	$9,915	$5,016	$3,053	$2,783	$5,951
Hardware revenues	(17,240)	(6,199)	(2,293)	(19,890)	(13,476)	(6,503)	(1,719)	(14,135)
Cost of hardware revenues	29,114	28,271	10,648	43,534	31,925	21,607	15,146	38,811

Total Acquisition Costs	20,924	31,087	14,145	33,559	23,465	18,157	16,210	30,627

TiVo-Owned Subscription Gross Additions	69	41	57	163	101	74	91	221
Subscription Acquisition Costs (SAC)	$303	$758	$248	$206	$232	$245	$178	$139

	Twelve Months Ended
	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	April 30, 2006	Jan 31, 2006
		(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$33,770	$29,736	$23,774	$20,767	$16,803	$17,259	$18,081	$18,641
Hardware revenues	(45,622)	$(41,858)	(42,162)	(41,588)	(35,833)	(28,973)	(21,951)	(28,138)
Cost of hardware revenues	111,567	$114,378	107,714	112,212	107,489	100,231	86,321	86,817

Total Acquisition Costs	99,715	102,256	89,326	91,391	88,459	88,517	82,451	77,320

TiVo-Owned Subscription Gross Additions	330	362	395	429	487	478	481	494
Subscription Acquisition Costs (SAC)	$302	$282	$226	$213	$182	$185	$171	$157

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

During the three months ended October 31, 2007, our total acquisition costs were $20.9 million, a decrease of $2.5 million from the same prior-year period. The sales and marketing, subscription acquisition costs increased by $4.0 million as we increased our advertising efforts, and was offset by a greater decrease in hardware gross margin loss of $6.5 million, as we reduced our hardware subsidies and diverted some of these funds to sales and marketing, subscription acquisition costs.

The increase in SAC of $71, for the three months ended October 31, 2007 as compared to the same prior year period, was largely related to increased sales and marketing, subscription acquisition costs due to our increased advertising and promotional expenditures, combined with a decreased number of gross subscription additions.

During the twelve months ended October 31, 2007, our total acquisition costs were $99.7 million, an increase of $11.3 million from the same prior-year period. The increase in total acquisition costs primarily related to increased sales and marketing, subscription acquisition costs of $17.0 million as we increased our advertising efforts, offset by a decrease in our hardware gross margin loss of $5.7 million.

The increase in SAC of $120, for the twelve months ended October 31, 2007 as compared to the same prior year period, was largely related to increased sales and marketing, subscription acquisition spending combined with a decreased number of gross subscription additions. Additionally, our hardware costs of revenues includes a combined inventory and inventory purchase commitment charge of $10.5 million related to TiVo Series2 standard definition DVR inventory and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory.

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

We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs/Broadcaster related service revenues (which includes MSOs/Broadcasters subscription service revenues and MSOs/Broadcasters related advertising revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation and reconciles ARPU per month for TiVo-Owned subscriptions to our reported net service revenues:

	Three Months Ended
	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006
	(In thousands, except ARPU)
TiVo-Owned Average Revenue per Subscription
Total Service revenues	52,940	53,376	54,155	53,543	49,000	49,430	46,951	46,305
Less: MSOs/Broadcasters-related service revenues	(6,599)	(6,553)	(7,160)	(8,452)	(7,573)	(8,196)	(8,009)	(9,602)

TiVo-Owned-related service revenues	46,341	46,823	46,995	45,091	41,427	41,234	38,942	36,703
Average TiVo-Owned revenues per month	15,447	15,608	15,665	15,030	13,809	13,745	12,981	12,234
Average TiVo-Owned per month subscriptions	1,708	1,719	1,729	1,673	1,596	1,559	1,520	1,388

TiVo-Owned ARPU per month	$9.04	$9.08	$9.06	$8.98	$8.65	$8.82	$8.54	$8.81

TiVo-Owned ARPU per month for the quarter ended October 31, 2007, increased from the quarter ended October 31, 2006 to $9.04 from $8.65. The increase in TiVo-Owned ARPU for the fiscal quarter ended October 31, 2007 was largely due our new multi-tiered pricing structure and bundled sales program which yielded a higher monthly subscription rate for new TiVo-Owned subscriptions. However this increase was partially offset by an increase of 52,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we use to recognize lifetime subscription revenue, as compared to the same prior-year period. We expect the number of fully-amortized and still active product lifetime subscriptions to increase during this fiscal year ending January 31, 2008.

We calculate ARPU per month for MSOs/Broadcasters subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs/Broadcasters related service revenues by average MSOs/Broadcasters subscriptions for the period. The following table shows this calculation and reconciles ARPU for MSOs/Broadcasters subscriptions to service and technology revenues:

	Three Months Ended
	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006	April 30, 2006	Jan 31, 2006
	(In thousands, except ARPU)
MSOs/Broadcasters Average Revenue per Subscription
Total Service revenues	52,940	53,376	54,155	53,543	49,000	49,430	46,951	46,305
Less: TiVo-Owned-related service revenues	(46,341)	(46,823)	(46,995)	(45,091)	(41,427)	(41,234)	(38,942)	(36,703)

MSOs/Broadcasters-related service revenues	6,599	6,553	7,160	8,452	7,573	8,196	8,009	9,602
Average MSOs/Broadcasters revenues per month	2,200	2,184	2,387	2,817	2,524	2,732	2,670	3,201
Average MSOs/Broadcasters per month subscriptions	2,422	2,554	2,668	2,767	2,837	2,858	2,881	2,818

MSOs/Broadcasters ARPU per month	$0.91	$0.86	$0.89	$1.02	$0.89	$0.96	$0.93	$1.14

Beginning in February 2006, pursuant to the most recent amendment of our agreement with DIRECTV, TiVo defers a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Additionally, beginning in February 2007, DIRECTV began paying us a monthly fee for all DIRECTV households with DIRECTV receivers with TiVo service similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV. Our MSOs/Broadcasters ARPU increased relative to the same prior-year period as a result of increased advertising revenues per subscription, as compared to the same prior-year period.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo previously offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. During the fourth quarter ending January 31, 2008, we began offering product lifetime service subscriptions only to existing customers. We recognize subscription revenues from product lifetime subscriptions ratably over a four-year period, based on our estimate of the useful life of these DVRs. As of October 31, 2007, 190,000 product lifetime subscriptions had exceeded the four-year period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 28% of our cumulative lifetime subscriptions as compared to 17% for the quarter ended July 31, 2006. During this fiscal year ending January 31, 2008, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our existing TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, estimating contract revenue related to contract performance, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the three and nine months ended October 31, 2007 the majority of our technology revenues are related to the Comcast and international development agreements.

Consumer Rebate Redemption Rate. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record an estimated potential liability for our consumer rebate program that is based on the percentage of customers that were reimbursed for the rebate for similar past programs and adjust estimates to consider actual redemptions. Currently, the estimated redemption rates range from 50% to 65% for the $150 (dual tuner DVR unit), $170 (single tuner DVR unit), and $200 (Series3 HD unit) rebate programs based on historical redemptions on prior similar rebate programs. A one-percentage point deviation in our redemption rebate estimate would result in an increase or decrease in our rebate liability as of October 31, 2007 of approximately $71,000. In the nine months ended October 31, 2007, we recorded a total charge of $2.4 million, related to the ongoing and anticipated rebate programs. As of October 31, 2007, $4.7 million remains accrued on the Company’s balance sheet. Upon full completion of consumer rebate programs, any unredeemed consumer rebate expense will be reversed. These consumer rebates and sales incentives programs are recognized as a direct reduction of hardware revenues in our consolidated financial statements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent Management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the quarter ended July 31, 2007, we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. In the quarter ended October 31, 2007, we consumed $696,000 of previously impaired inventory.

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

Results of Operations

Net Revenues. Our net revenues for the three and nine months ended October 31, 2007 and 2006 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2007		2006		2007		2006
	(In thousands, except percentages)				(In thousands, except percentages)
Service revenues	$52,940	70%	$49,000	75%	$160,471	81%	$145,381	80%
Technology revenues	$5,339	7%	$3,527	5%	$12,355	6%	$14,992	8%
Hardware revenues	$17,240	23%	$13,476	20%	$25,732	13%	$21,698	12%

Net revenues	$75,519	100%	$66,003	100%	$198,558	100%	$182,071	100%

Change from same prior-year period	14%		33%		9%		33%

Service Revenues. Service revenues for the three and nine months ended October 31, 2007 increased 8% and 10% or $3.9 million and $15.1 million over the service revenues for the three and nine months ended October 31, 2006, respectively. This increase was primarily due to the year over year growth in our TiVo-Owned subscription base of 5% to 1.7 million as of October 31, 2007 compared to 1.6 million for the same prior-year period and a 5% increase in TiVo-Owned ARPU. TiVo-Owned ARPU increased primarily due to increases in the TiVo-Owned subscriptions that pay recurring fees. Additionally, these new subscriptions were acquired under our new multi-tiered pricing structure and bundled sales program which yielded higher monthly subscription contract prices for new TiVo-Owned subscriptions.

Consumer demand for TiVo-enabled DVRs was driven by broad availability and support in the retail channel, consumer rebate programs, and increased consumer awareness of the TiVo service. We intend to generate continued TiVo-Owned subscription growth by managing our relationships with leading retailers such as Best Buy, Circuit City, and others and through advertising campaigns directed at growing our subscription base. We anticipate fiscal year 2008 will have continued service revenue growth as our TiVo-Owned subscription base increases and our advertising sales business grows; however, we expect to see a decrease in MSOs/Broadcasters-related service revenues during fiscal year 2008 as compared to fiscal year 2007 as churn of DIRECTV subscriptions continues to increase. Additionally, we do not expect to recognize significant service revenues in this fiscal year ending January 31, 2008 in connection with the TiVo service on Comcast, Cablevision Mexico, and Cox products.

Technology Revenues. Technology revenues from licensing and engineering services which are net of related revenue share payments for the three and nine months ended October 31, 2007, accounted for 7% and 6% of our net revenues, or $5.3 and $12.4 million, compared to 5% and 8% of our net revenues, or $3.5 and $15.0 million, in the same prior-year periods. Technology revenues for the three months ended October 31, 2007 were 51% or $1.8 million higher than in the same prior-year period due to new development work primarily related to DIRECTV and international projects. Technology revenues for the nine months ended October 31, 2007 were 18% or $2.6 million lower than the same prior-year period largely due to $4.6 million in Comcast development revenues recognized in the quarter end April 30, 2006 related to services performed in fiscal year 2006.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates, revenue share and other payments to channel, for the three and nine months ended October 31, 2007 were 23% and 13% of our net revenues compared to 20% and 12% for the same prior-year periods. The changes in net hardware revenues in absolute dollars for the three and nine months ended October 31, 2007, as compared to the same prior-year periods are attributed to a decrease in gross hardware revenues as we sold fewer DVRs due to increased competition. However, this was offset by a greater decrease in rebates, revenue share and other payments to channel related to our reduction in the amount of consumer hardware rebates offered during the nine months ended October 31, 2007.

Cost of service revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of service revenues	$10,738	$10,820	$30,957	$30,883
Change from same prior-year period	-1%	28%	0%	29%
Percentage of service	20%	22%	19%	21%
Service gross margin	$42,202	$38,180	$129,514	$114,498
Service gross margin as a percentage of service revenue	80%	78%	81%	79%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the three and nine months ended October 31, 2007 remained relatively flat as compared to the same prior-year period decreasing by $82,000 or 1% for the three months ended October 31, 2007 and increasing by $74,000 for the nine months ended October 31, 2007.

Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of technology revenues	$4,912	$3,006	$12,115	$13,373
Change from same prior-year period	63%	3804%	-9%	1381%
Percentage of technology revenues	92%	85%	98%	89%
Technology gross margin	$427	$521	$240	$1,619
Technology gross margin as a percentage of technology revenue	8%	15%	2%	11%

Costs of technology revenues consist primarily of expenses related to providing engineering services to our customers, including employee salaries and related costs, as well as prototyping for our customers and other material costs. Cost of technology revenues increased by $1.9 million for the three months ended October 31, 2007, as compared to the same prior-year period largely due to our development work for our new international customers. Cost of technology revenues decreased by $1.3 million for the nine months ended October 31, 2007, largely related to lower costs associated with Comcast development revenues expensed in the nine months ended October 31, 2007, as compared to the same prior-year period. For the nine months ended October 31, 2006, $4.6 million in Comcast cost of development revenues were recognized for services performed in the fiscal year ended January 31, 2006, at which time we recorded an equal amount of technology revenues. These costs and corresponding revenues were deferred until the first quarter of fiscal year 2007 when TiVo and Comcast agreed upon the engineering services to be delivered.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Cost of hardware revenues	$29,114	$31,925	$68,033	$68,678
Change from same prior-year period	-9%	29%	-1%	43%
Percentage of hardware revenues	169%	237%	264%	317%
Hardware gross margin	$(11,874)	$(18,449)	$(42,301)	$(46,980)
Hardware gross margin as a percentage of hardware revenue	-69%	-137%	-164%	-217%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. During the three months ended October 31, 2007 our cost of hardware revenues was $2.8 million or 9% lower than the same prior-year period, as we sold fewer units during the quarter, as compared to the same prior-year period. Our cost of hardware revenues for the nine months ended October 31, 2007 stayed relatively flat as compared to the same prior-year period largely due to the $11.2 million charge to cost of hardware sales we recorded in the quarter ended July 31, 2007 as a result of slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast.

In the quarter ended October 31, 2007, we consumed $696,000 of previously impaired inventory. Should our standard definition product sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also be benefited in the fourth quarter ended January 31, 2008.

The Hardware gross margin loss decreased by $6.6 million and $4.7 million or by 36% and 10%, respectively for the three and nine month periods ending October 31, 2007, as compared to the same prior year periods. The reduction of hardware gross margin loss during the three and nine months ended October 31, 2007 is largely related to reduced rebates expense of $8.9 million and $17.4 million, as compared to the same prior year period as we reduce our hardware subsidies and diverted some of these funds to sales and marketing, subscription acquisition costs. During the nine months ended October 31, 2007 the $17.4 million reduction in rebate expense was partially offset by a combined inventory and inventory purchase commitment charge of $10.5 million related to TiVo Series2 standard definition DVR inventory.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Research and development expenses	$14,049	$12,221	$43,364	$37,973
Change from same prior-year period	15%	26%	14%	25%
Percentage of net revenues	19%	19%	22%	21%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Research and development expenses, as a percentage of net revenue remained relatively flat, for both the three and nine months ended October 31, 2007, as compared to the same prior-year period. However, in terms of absolute dollars, research and development increased 15% and 14% for the three and nine months ended October 31, 2007, as compared to the same prior-year periods. The absolute dollar increase in expenses for the three months ended October 31, 2007 was due to an increase of $1.8 million in headcount related costs associated with an increase in engineering headcount. The absolute dollar increase in expenses for the nine months ended October 31, 2007 was due to an increase of $3.7 million in headcount related costs associated with an increase in engineering headcount, and $1.0 million in additional stock based compensation.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing expenses	$5,967	$5,450	$16,651	$15,736
Change from same prior-year period	9%	23%	6%	19%
Percentage of net revenues	8%	8%	8%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses, as a percentage of net revenue, remained relatively flat at 8% for both the three and nine months ended October 31, 2007 as compared to the same prior-year periods and, in terms of absolute dollars increased by 9% and 6% for the three and nine months ended October 31, 2007, as compared to the same prior-year periods.

Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$9,050	$5,016	$23,855	$10,852
Change from same prior-year period	80%	-8%	120%	-14%
Percentage of net revenues	12%	8%	12%	6%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to subscription acquisition activities. For the three and nine months ended October 31, 2007 these expenses increased by 80% and 120%, respectively, as compared to the same prior-year periods. These increases were primarily due to increased spending in advertising costs related to our fiscal year 2008 advertising campaign and online marketing. We expect the sales and marketing, subscription acquisition costs line item for the fiscal year 2008 to be higher than our fiscal year 2007 spending as a result of our fiscal year 2008 marketing and advertising strategies. While we expect this component of our total acquisition costs to increase for the fiscal year 2008, we expect this increase to be offset by the decrease in our hardware subsidies, which are classified as a reduction in hardware revenue. See discussion in this section under “Subscription Acquisition Cost or SAC”.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands, except percentages)		(In thousands, except percentages)
General and administrative	$11,106	$9,811	$32,720	$35,961
Change from same prior-year period	13%	-16%	-9%	37%
Percentage of net revenues	15%	15%	16%	20%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. General and administrative expenses, decreased as a percentage of net revenues by 0% and 4% for the three and nine months ended October 31, 2007 as compared to the same prior-year periods, and in terms of absolute dollars, increased 13% for the three month ended October 31, 2007 and decreased 9% for the nine months ended October 31, 2007 as compared to the same prior-year periods. The increase in general and administrative expense for the three months ended October 31, 2007 was largely related $2.3 million increase in non-cash stock compensation, primarily due to non-cash stock-based compensation expense of $2.4 million related to modification of Mr. Ramsay’s stock awards in connection with his resignation from our Board of Directors and partially offset by a reduction in legal and accounting related spending of $578,000.

The decrease in general and administrative expense of $3.2 million for the nine months ended October 31, 2007 was largely related to a reduction in legal and accounting related spending of $6.7 million. This decrease was partially offset by an increase in non-cash stock compensation of $3.8 million largely relating to $2.4 million for certain modifications to the terms of his stock-based awards for Michael Ramsay, as a part of his resignation agreement.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and nine months ended October 31, 2007 was $1.2 million and $4.0 million, respectively or approximately a 6% decrease and 19% increase over the $1.3 million and $3.3 million from same prior-year periods. The decrease for the three months ended October 31, 2007 as compared to the same prior-year period was largely a result of slightly higher interest rate earned offset by a lower cash, cash equivalents and short term investment balances during the quarter. The increase of $624,000 interest income for the nine months ending October 31, 2007 as compared to the same prior-year period was related to a higher average cash, cash equivalents and short term investment balances during the nine month period ending October 31, 2007 as compared to the average cash, cash equivalents and short term investment balances during the nine month period ending October 31, 2006.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At October 31, 2007, we had $82.5 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, and short term investments, combined with funds generated/used from operations, and our revolving line of credit facility with Citigroup provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by financing activities. Although we currently anticipate this source of liquidity will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2007	2006
Net cash used in operating activities	$(44,523)	$(55,212)
Net cash used in investing activities	$(6,991)	$(28,392)
Net cash provided by financing activities	$4,731	$77,204

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities of $10.7 million from the nine months ended October 31, 2007 compared to the same prior-year period was largely attributable to a decrease in our net loss adjusted for non-cash expenses, such as our inventory charge of $9.0 million, increase in non-cash stock compensation expense of $6.4 million, and decreased inventory expenditures of $18.9 million, offset by increase payments for accounts payable and accrued liabilities of $21.0 million, and lower accounts receivable cash receipts of $2.0 million.

Net Cash Used in Investing Activities

The net cash used in investing activities for the nine months ended October 31, 2007 was approximately $7.0 million compared to $28.4 for the same prior-year period. This decrease was primarily due to lower purchases and sales of short-term investments which decreased by $8.7 million. Additionally, during the nine months ended October 31, 2007 we used $375,000 for acquisition of capitalized software and intangibles, a decrease of $12.8 million as compared to the same prior-year period in which we used $1.1 million to purchase technology utilized within our TiVo Series 2 DT box (dual tuner model) and $12.0 million to acquire intellectual property rights.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2007 and 2006, the principal source of cash generated from financing activities related to the issuance of common stock of which $3.2 million and $8.6 million, respectively, was related to stock option exercises and $1.8 million and $1.3 million, respectively, was issuances related to our employee stock purchase plan. The net cash provided by financing activities was approximately $77.2 million during the nine months ended October 31, 2006, of which $64.5 million was the net proceeds of our Sept 5, 2006 underwritten public offering, $8.6 million was related to stock option exercises, $3.3 million was issuances related to warrant exercises and $1.3 million was issuances related to our employee stock purchase plan.

Financing Agreements

Universal Shelf Registration Statement.

We have an effective universal shelf registration statement on Form S-3 (No. 333-146156) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under this or future registration statements.

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of October 31, 2007, we could borrow $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of October 31, 2007, we had no borrowings outstanding under this revolving line of credit.

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

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At October 31, 2007, we were in compliance with these covenants. The line of credit terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of October 31, 2007, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$5,433	$2,405	$3,028	$—	$—
Purchase obligations	16,146	16,146	—	—	—

Total contractual cash obligations	$21,579	$18,551	$3,028	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $2.1 million for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated October 31, 2007. Our other commercial commitment as of October 31, 2007, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$402	$75	$327	$—	$—

Total contractual obligations	$402	$75	$327	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at October 31, 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of October 31, 2007 (the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There has been no changes in our internal control over financial reporting during the three months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented or over-ridden by the individual acts of some persons, by the collusion of two or more people, or by management. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

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

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. Due to slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the nine months ended October 31, 2007 we recorded an inventory related charge of $10.5 million for excess raw materials, finished goods inventory, and non-cancelable purchase commitments. If we were to over estimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We have limited experience in providing service and operations internationally that are subject to different laws, regulations, and requirements than those in the United States and our inability to perform or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide TiVo service in jurisdictions outside of the United States, including the United Kingdom, Mexico, and Canada, and in the future, Australia. We have limited experience in international operations. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed.

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

On November 28, 2007, the USPTO had issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all the patent’s claims.

ITEM 6.	EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Second Amendment to the Consulting Agreement, effective October 2, 2007, between TiVo Inc. and Financial Leadership Group, LLC (filed herewith).

10.2*	Third Amendment to the Consulting Agreement, effective November 14, 2007, between TiVo Inc. and Financial Leadership Group, LLC (filed herewith).

10.3+	Third Amendment to the Licensing and Marketing Agreement, effective as of June 22, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

10.4+	Fourth Amendment to the Licensing and Marketing Agreement, effective as of August 27, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 10, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated December 10, 2007 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 10, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated December 10, 2007 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

+	Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS.

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 10, 2007	By:	/s/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive
(Principal Executive Officer)

Date: December 10, 2007	By:	/s/ CAL HOAGLAND
Cal Hoagland
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)