Form 10-K
period 2008-01-31
TIVO INC
filed 2008-04-15
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐         Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on July 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $416.0 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

On April 1, 2008, the Registrant had 100,335,437 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Shareholders to be filed on or before May 31, 2008.

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, and Cablevision Mexico) subscriptions;

•	expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast and Cox and potential future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our services, operations, and future deployments internationally, such as potentially with Seven;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory.

•	Impact of transition to digital distribution technologies by both broadcasters and cable operators.

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

General Development of Business

TiVo is a leading provider of technology and services for digital video recorders (DVR). The subscription-based TiVo® service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive thousands of movies and television shows from cable, broadcast, and broadband sources, as well as other forms of video content from broadband sources, along with millions of songs and internet radio. TiVo offers such features as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, TiVoCast content (which includes premium content delivered from Amazon Unbox), TiVo KidZone, TiVo Online Scheduling, and TiVo Swivel Search. As of January 31, 2008, there were approximately 3.9 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as cable television operators, such as Comcast, and in the future Cox, and satellite television providers, including currently DIRECTV, as well as international cable and broadcasting companies such as Cablevision Mexico. We also provide innovative advertising solutions for the television industry, including a unique platform for advertisers and audience research measurement.

We currently receive revenues from three main sources:

•

Consumers. Our primary source of revenues is from consumers, who subscribe directly to the TiVo service and pay us monthly fees of up to $19.95 per month. We also offer consumers the option to prepay for one to three years of TiVo service at prices ranging from $129 to $299, and we currently allow existing subscribers the ability to purchase a product lifetime subscription for $399. We sell to consumers in part through distribution relationships with major retailers, and direct through our on-line store at TiVo.com.

•

Television service providers. We also work with a satellite television provider, DIRECTV (for certain of their existing subscribers) as well as cable television providers, Comcast, Cablevision Mexico, and in the future Cox, who pay us recurring monthly fees in order to offer the TiVo service to their subscribers. We receive fees for licensing and professional services from these and other customers.

•

Advertisers. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for the television advertising market. These include short- and long-form video advertising, audience research measurement, lead generation, and commerce. Some of our key clients include advertisers and advertising agencies such as Toyota Motors, General Motors, CBS, Warner Brothers, Sony Pictures, Microsoft, Universal McCann, OMD, and Carat.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support; access to television programming; intellectual property claims against us; and our ability to sustain and grow our subscription base. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new TiVo subscriptions during and immediately after the holiday shopping season. To date, we have incurred significant losses and have had substantial negative cash flow. During the fiscal year ended January 31, 2008, our cash used to fund our operations was ($32.1) million and we had a net loss of ($31.5) million. As of January 31, 2008, we had an accumulated deficit of ($773.3) million.

Industry Background

Consumer Demand is Driving Widespread Adoption of DVR Technology. We believe DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast, cable, and broadband video content including pictures, videos, songs, and movies. DVR technology also gives consumers the ability to easily fast forward, pause, and rewind recorded video content. Today, approximately 25 million households have DVRs, up from approximately 19 million a year earlier and this is expected to increase to over 40 million by 2010 according to eMarketer and higher by other accounts.

Television Distributors See DVR Technology as a Competitive Asset. Nearly all of the major television distributors in the United States including Comcast, DIRECTV, Dish (formerly EchoStar), Time-Warner Cable, and others, are offering DVR technology to their customers. These companies have indicated they consider DVR technology a competitive tool to help differentiate their services by offering their customers more programming features. These operators are looking for ways to more effectively attract and retain consumers to their own offerings and we believe that our unique user interface and software can help increase customer satisfaction and reduce churn for television distributors in the United States and beyond.

DVR is Expanding Beyond the United States. Major television distributors and broadcasters outside of the United States are beginning to offer DVRs to their customers. These companies are looking for ways to integrate television, DVR technology, and the ability to retrieve broadband content into one box. Today, there have been approximately 44.6 million DVRs shipped globally and this number is expected to grow significantly according to eMarketer.

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

Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR, has an easy, intuitive user interface and many features that we believe dramatically improve a consumer’s television viewing experience. Depending on the model, TiVo-enabled DVRs can support analog cable, digital cable, satellite, or over-the-air broadcast television, including standard definition and high definition television. The TiVo service enables consumers to watch TV on their own schedule by automatically finding and digitally recording their favorite shows, all season long, even if the schedule changes, and can even skip reruns. The TiVo service allows consumers to find new shows to watch through features that enable them to search for shows to record by subject, title, genre, actor, director, or channel. The TiVo service can also suggest shows consumers may like based on shows they are recording. Consumers can also pause and rewind live and recorded television. Unlike with a VCR, consumers can play back a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show.

Increasingly Differentiated Features and Service. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make the TiVo service more compelling for both current and potential customers. For example, in fiscal year 2008 we launched a new service feature called SwivelTM Search, which allows TiVo users to discover content based on common actors, directors or genres of television shows and movies. We provide consumers with access to new interactive applications with the ability to receive more content delivered to their TiVo-enabled DVRs over a broadband connection such as premium film and television content from Amazon Unbox, professionally produced program content from providers such as The New York Times, CNET, and the NBA, as well as millions of songs through music subscription service Rhapsody. We expect that a significant portion of our future product development efforts will be focused on broadband functionality as we believe that this area will bring the most significant enhancements to the TiVo service in the areas of mobility, entertainment personalization, and broadcast/broadband integration. We also offer a set of unique features to service providers deploying the TiVo service, to help them maximize the value of their service offerings to their subscribers. These market-leading features include powerful search and discovery capabilities that integrate not only regular linear television content but also Video on Demand content, as well as innovative means of highlighting HD content throughout the user interface. The TiVo application can be downloaded directly to existing cable operators’ set-top boxes without the need for new hardware or a service call.

Integrate Our Technology. Part of our strategy focuses on creating, developing, and deploying a software version of the TiVo service that will be executable on certain third-party DVR platforms in order to promote the mass deployment of devices capable of running the TiVo service. The current focus of this effort is primarily on cable television providers, which are deploying DVR’s in increasing numbers. We have announced partnerships with Comcast and Cox to deploy a software version of the TiVo service to run on DVR hardware manufactured by a variety of set-top box manufacturers. Comcast launched during fiscal year 2008 in the New England market and we expect further Comcast markets to deploy the TiVo service in fiscal year 2009. Cox is currently in trials in New England and we expect to begin initial deployment of their TiVo-enabled DVR solution during our fiscal year 2009. We are also in discussions with the cable industry about the future development of two-way CableCARDTM technology to integrate into future versions of our TiVo DVRs that will allow for access of Video on Demand and pay-per-view content without the need for a separate cable set top box. Additionally, we are focused on signing additional deals with cable and satellite television providers, and we expect to launch as an integrated PC version of the TiVo service through our licensing agreement with Nero during fiscal year 2009.

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

Extend TiVo Product Beyond U.S. Market. We believe there is a large opportunity to leverage the TiVo service and technology outside the United States. For example, we have a distribution agreement with Cablevision Mexico, which is owned by Televisa, to provide a Spanish-language version of the TiVo service to digital cable subscribers in Mexico City. Further, we recently expanded to Canada, selling our hardware through leading retailers such as Best Buy and Future Shop. We currently have solutions for cable, satellite, and over-the-air television distributors and we expect to consider additional international partnerships and distribution agreements over the next year in these markets.

Increase Advertising Capabilities and Revenue. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded Showcases including long-form video, requests for information, and customizable applications such as car configurators. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service. Some of our key advertisers and advertising agencies include Toyota Motors, General Motors, CBS, Warner Brothers, Sony Pictures, Starcom, Universal McCann, OMD, and Carat.

Increase Audience Research Capabilities and Revenue. We offer advertisers, advertising agencies and television networks second-by-second anonymous aggregated reporting on television program and commercial viewership in our subscribers’ homes. We plan to continue developing and enhancing these offerings by using the anonymous aggregated viewing data already available to us to present deeper insights into how DVR households consume television content. Some of our key clients include NBCU, CBS, The InterPublic Group, Starcom, The Omnicom Group, Carat USA, and GroupM.

Our Technology

TiVo has developed a technology portfolio that makes available the TiVo service on a standalone retail DVR product line, on the integrated set-top boxes of a major satellite television provider, DIRECTV, through software downloads on set-top boxes for cable television providers, Comcast and in the future Cox, and also in the future through over-the-air standard DVB-T in international markets such as Australia. We anticipate making the TiVo service available on set-top boxes of additional television service providers in the future. TiVo’s technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled DVR hardware design.

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

We are currently extending the TiVo service client software to enable future deployment on certain commonly used integrated DVR set-top boxes. Under the terms of our agreement with Comcast, for example, Comcast has made the TiVo service available as a software upgrade to its already installed base of certain Motorola DVRs (in New England, currently, and additional regions in the future) and in the future on certain Cisco (Scientific Atlanta) DVRs. We also intend to extend the TiVo service to run on other DVR set-top boxes capable of supporting Comcast-deployed middleware and forthcoming Open Cable Application Platform (OCAP) solutions.

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

Significant Relationships

Comcast. On March 15, 2005, we entered into a non-exclusive licensing and marketing agreement with entities affiliated with Comcast Corporation. Pursuant to this agreement, we agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable the TiVo user interface and DVR application, which includes features, such as WishList® and Season Pass™. In addition, we agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers. Comcast will pay a recurring monthly fee per Comcast household which receives the TiVo service through Comcast. Comcast has also paid us fees for licensing the TiVo technology, and will continue to pay us fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and will also pay us for the advertising management system.

The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides Comcast with eight additional one-year renewal terms beyond the initial term, with certain deployment thresholds moved from June 30, 2014 to the renewal term beginning after June 30, 2019. Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, when such advertising features are developed, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. The TiVo service software solution has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Deployment of the advertising management system is expected in the future though no date has been set.

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2008, we have approximately 2.2 million subscriptions through this relationship. In the fiscal year ended January 31, 2008, we reported $28.3 million of DIRECTV-related revenues, which include subscription revenues, DIRECTV-related advertising revenues, and revenues from engineering services provided to DIRECTV. This represents 10% of our total net revenues.

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

DIRECTV has launched a competing DVR by NDS to compete with DIRECTV receivers with TiVo service. The new DIRECTV DVRs include software by both DIRECTV and NDS and are not manufactured under license from TiVo. DIRECTV has stated that its core initiatives and new customer acquisition efforts will focus on its new DVR from NDS and has begun to add high definition programming in a format that is not compatible with the existing TiVo-enabled high definition DVRs previously distributed by DIRECTV. As a result, we have seen a reduction in the number of DIRECTV receivers with TiVo service subscriptions, a trend that we expect to continue.

On April 7, 2006, we entered into the Seventh Amendment of our Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, we will continue to provide maintenance and support for DIRECTV receivers with TiVo service through the expiration date of the Development Agreement. However, DIRECTV currently no longer has the right to continue to distribute DIRECTV receivers with TiVo service. Further, we agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay us a monthly fee for each household using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. Each year we defer a portion of these fees as a non-refundable credit to fund mutually agreed annual development, maintenance, and support services. During the fiscal year ended January 31, 2008 DIRECTV had available $2.8 million in deferred fees, related to the period of February 1, 2006 through January 31, 2007. These fees were available to DIRECTV to use for development work during the fiscal year ended January 31, 2008. As specified in connection with our Eighth Amendment of our Development Agreement entered into as of July 25, 2007, DIRECTV utilized $1.7 million for development work, to enhance their subscriber’s TiVo user experience, the remaining $1.1 million which remained unused on January 31, 2008 was recognized as service revenues. On April 7, 2006, we also entered into the First Amendment of our Amended and Restated Services Agreement, dated as of March 31, 2005, with DIRECTV. This amendment extends the term of the Services Agreement until February 15, 2010, and provides DIRECTV with the ability to obtain additional technical support and training for its use of advertising-related software tools with DIRECTV receivers with TiVo service.

Cox. On August 22, 2006, we entered into a non-exclusive licensing and distribution agreement with Cox Communications otherwise referred to as Cox). Pursuant to the agreement, we have agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer our DVR and advertising software to its customers and advertising clients respectively. In addition, we have agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, we will provide Cox with certain customer support and maintenance services.

We will have the continuing right to sell certain types of advertising in connection with our service offered through Cox. We will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse us for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if we enter into future agreements with multi-channel video distributors whose commitment to deploy our DVRs and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event we are the subject of certain change of control transactions involving any of certain specified companies. Cox is in trials and we currently expect the TiVo service on Cox to launch in its initial markets during the current fiscal year.

Sales and Marketing

Consumer Offerings. We sell subscriptions to the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. We currently sell TiVo service-only subscriptions either for a monthly subscription rate of $12.95 per month (with discounts available to subscribers who have multiple subscriptions to the TiVo service), or a pre-pay option of $129 for one-year, $249 for two-years or $299 for three-years of TiVo service. We no longer offer new product lifetime service subscriptions for general sale to the public; however, we do offer product lifetime service on a limited basis to our existing subscription base. TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy and Circuit City. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues. We currently manufacture and sell three models of TiVo-enabled DVRs, the 80-hour TiVo Series2 DT (Dual Tuner), the 200 hour TiVo HD DVR, and the TiVo Series3 HD DVR which retail for $99 (inclusive of a $150 rebate), $299, and $599 (inclusive of a $200 rebate), respectively.

Services to Television Service Providers. We also sell our technology and services to television service providers, such as DIRECTV, Comcast, and Cox who then market (or in the case Cox, plan to market in the future) the TiVo service to their subscribers.

Services to the Advertising Industry. We also sell advertising and audience research measurement services, through a dedicated team of salespeople and through partnerships with third parties like IRI and NBCU.

Customer Service and Support

For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. For our DIRECTV receivers with TiVo service, DIRECTV is primarily responsible for customer support. Comcast and, when launched, Cox are primarily responsible for customer support for their subscribers to the TiVo service. We provide training and other assistance to Comcast and Cox.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.

We offer a manufacturer’s warranty on our DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions of 90 days for labor and one year for parts. For our direct sales that include both a TiVo-Owned standalone DVR and a subscription to our service (other than product lifetime subscriptions), we extend such manufacturer’s warranty for parts only for the duration of the subscription which may last as long as three years. We contract with third parties to handle warranty repair.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2008	2007	2006
	(in millions)
Research and Development Expenses	$58.8	$50.7	$41.1

We increased the number of our regular, temporary, and part-time employees engaged in research and development by 8% from a total of 288 to 312 as of January 31, 2008 compared to January 31, 2007.

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

The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, which supplies system controllers. Some of our components, including system controllers, chassis, remote controls, and certain discrete components are currently supplied by sole source suppliers.

We often require substantial lead time to purchase components and manufacture anticipated quantities of DVRs that enable the TiVo service. This long lead time requires us to make component purchasing and inventory decisions well in advance of our peak selling periods. We offer our individual end-users who purchase from TiVo.com a 30-day money back guarantee. We do not offer a right of return or significant extended payment terms to our retailers.

Seasonality

Sales of our DVRs and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual DVR sales and new subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the third quarter related to hardware costs, rebates, revenue share and other payments to channel, and sales and marketing expenses in anticipation of the holiday shopping season. There is less seasonality associated with our MSOs/Broadcasters, which includes relationships with companies such as DIRECTV and Comcast.

Competition

We believe that the principal competitive factors in the DVR market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors: DVRs offered by satellite, cable, and telecommunications operators and DVRs offered by consumer electronics and software companies.

Satellite, Cable, and Telecommunications DVR Competitors. We compete against cable and satellite set-top boxes that integrate DVR functionality. These products often combine digital and analog receptions with DVR functionality; some versions offer dual turner and/or high definition capabilities.

•

Satellite: Dish (formerly EchoStar) offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Additionally, Dish has spent a significant amount of capital advertising and promoting its DVR as “better than TiVo.” Further, Dish offered its DVR at lower monthly service fees than TiVo and most other television providers. Recently, Dish spun out its box manufacturing business into a separate business. DIRECTV has introduced a DVR technology from NDS including both standard definition and high definition broadcasts.

•

Cable: Cable operators have made DVR technology available on set-top boxes such as from Scientific-Atlanta (owned by Cisco) and Motorola. Other competition in the cable DVR market comes from other software providers including TV Guide, Microsoft, Aptiv, Digital, and Digeo. U.S. cable operators are currently deploying server-based Video on Demand (VOD) technology from SeaChange, Concurrent, and others, which could potentially evolve into competition. Additionally, we are aware of at least one U.S. cable operator, Cablevision, Inc., which stated a desire to test server-based DVR technology, in the future if legally permissible. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers have an alternate means of watching time-shifted shows besides DVRs.

•

Telecommunications: Telecommunications operators have deployed DVR technology in connection with the provision of television services to consumers either in partnership with other television providers, such as Verizon’s FIOS service, AT&T’s U-verse service or through partnerships with both DIRECTV (Qwest, Verizon) or Dish (AT&T).

Consumer Electronics Competitors. We compete against several types of products with basic time-slot based recordings or enhanced electronic program guide (EPG) based DVR functionality offered by consumer electronics companies. These products record a television signal output from a cable, satellite, or antenna, including internationally through digital over-the-air standards such as DVB-T.

•

Standalone DVRs and hard drive-equipped DVD recorders, TVs, and game consoles: Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies, including RCA and Toshiba, offer TVs that can connect to external hard drives to allow for recording of television programming. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles, and Microsoft has now enabled the digital delivery of video programming over the internet to its game console.

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

Audience Research Competitors. We compete with advertising research companies such as Nielsen, TNS, RenTrak, and TRA for research spend from advertisers, advertising agencies, and television networks. These companies have all announced intentions to provide second-by-second viewership information based on data from digital cable set-top-boxes and satellite set-top-boxes. The type of research we provide is a discretionary purchase. If advertisers, advertising agencies, and television networks perceive the information provided by these companies to be more valuable, they may invest in those services rather than ours, or they may choose not to purchase this type of information at all.

Patents and Intellectual Property

We have filed patent applications relating to many critical aspects of the design, functionality, and operation of TiVo products and services. We have been awarded approximately 121 foreign and domestic patents and have approximately 182 foreign and domestic patent applications pending. We have also filed patent applications related to technology that we may incorporate in future versions of our products and services. Patents we hold the rights to include:

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

Among others, we have secured U.S. registrations for the marks “TiVo,” the TiVo logo, the “WishList,” “TiVo Central,” “TiVolution,” “Overtime Scheduler,” Ascending sound mark, Descending Sound Mark, the Thumbs Up logo, and the Thumbs Down logo. We have filed many other trademark applications covering substantially all of our trade dress, sound effects, logos, and slogans, including: “Season Pass,” “StopllWatch”, “Mevo,” “Mivo,” Speedup sound marks, Select sound mark, Thumbs Up sound mark, TiVo sound mark, Error sound mark, “Thumbs Up,” and “Thumbs Down.” These applications are currently pending with the U.S. Patent and Trademark Office. Additionally, we have international trademark applications pending for several of these trademarks. We have licensed the use of our name and logo to some of our customers and consumer electronics manufacturers. We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I, Item 1A, “Risk Factors – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Pending Intellectual Property Litigation” for additional information concerning our intellectual property.

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

Employees

At April 1, 2008, we employed approximately 495 employees, including 56 in service operations, 262 in research and development, 58 in sales and marketing, and 119 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of April 1, 2008):

Name	Age	Position
Thomas Rogers	53	Chief Executive Officer and President
Cal Hoagland	51	Interim Chief Financial Officer
James Barton	49	Chief Technical Officer and Senior Vice President
Jeffrey Klugman	47	Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division
Mark A. Roberts	47	Senior Vice President of Consumer Products and Operations
Matthew Zinn	43	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	53	Senior Vice President, Human Resources

Thomas Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Since November 2006, Mr. Rogers has served as member of the Board of Directors of Idearc Inc. (NYSE: IAR), one of the nation’s largest providers of yellow and white pages directories and related advertising products. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. From Since July 2003 until July 2005, he also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.

Cal Hoagland was named Interim Chief Financial Officer in July 2007 and has been a Partner and Principal of Financial Leadership Group, LLC since May 2005. From August 2001 to January 2005, Mr. Hoagland held several positions, including Senior Vice President, CFO and Secretary, at Interwave Communications, Inc. (NASDAQ: IWAV), a publicly held wireless cellular telecommunication networks infrastructure company. Mr. Hoagland has also worked at numerous other public and pre-IPO companies. From 1999 to 2001, Mr. Hoagland served as treasurer at Persistence Software (NASDAQ: PRSW) and before that he was Chief Financial Officer of Phasecom, a privately held startup, from 1998 to 1999. Mr. Hoagland also previously served as Chief Financial Officer of ACCOM (NASDAQ: ACMM), Global and Corporate Controller for ADAC Laboratories (NASDAQ: ADAC), and Corporate Controller of Valence Technology (NASDAQ: VLNC). Mr. Hoagland is a former Audit Manager with Coopers & Lybrand, now PricewaterhouseCoopers and holds a B.S. in Business Administration from San Jose State University.

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

Jeffrey Klugman was named Senior Vice President and General Manager, Service Provider and Media and Advertising Services Division in April 2005. Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February 2004 and Vice President,TiVo Platform Business from February 2004 until April 2005. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

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

We maintain an Internet website at the following address: www.tivo.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (SEC).

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (Securities Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A.	RISK FACTORS

We have incurred significant net losses and may never achieve sustained profitability.

We have incurred significant net losses and have had substantial negative cash flows. During the fiscal years ended January 31, 2008, 2007, and 2006, our net losses were $(31.5) million, $(47.8) million, and $(37.0) million, respectively. As of January 31, 2008, we had an accumulated deficit of $(773.3) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve sustained profitability.

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

Licensing Competitors. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, DIRECTV, NDS, Echostar, Pace, Digeo, Motorola, Scientific Atlanta, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

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

The TiVo service is enabled through the use of a DVR manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components for the DVRs. We also rely on third parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

We are dependent on sole suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service. For example, Broadcom is the sole supplier of the system controller for our DVR.

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

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., or Tribune, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. If Tribune breaches its obligation to provide us with data, or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. This would have serious repercussions on our brand and our ability to succeed in the market. We may be unable to secure an alternate source of guide data on acceptable terms.

If our arrangements with Broadcom or Tribune or with our third-party contract manufacturer were to terminate or expire without a replacement arrangement in place, or if we or our manufacturers were unable to obtain sufficient quantities of these components or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.

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

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Circuit City, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

From time to time, we receive letters from third parties alleging that we are infringing their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these letters. In addition, if any of these third parties or others were to sue us, our business could be harmed because intellectual property litigation may:

•	be time-consuming and expensive;

•	divert management’s attention and resources away from our business;

•	cause delays in product delivery and new service introduction;

•	cause the cancellation of current or future products or services; or

•	require us to pay significant royalties and/or licensing fees.

The emerging enhanced-television industry is highly litigious Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

For example, on April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We intend to defend this action vigorously; however, we are incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, our business could be harmed. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (ECC) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. EchoStar has stated it intends to appeal the Federal Circuit’s ruling to the Supreme Court. We could be forced to incur material expenses in connection with this lawsuit. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”

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

DIRECTV no longer has the right to manufacture and distribute TiVo DVRs to DIRECTV subscribers. As a result of this and DIRECTV’s support of a competing DVR by NDS we expect the number of our DIRECTV with TiVo subscriptions to continue to decrease in the future. As a consequence of the loss of these future revenues from these DIRECTV subscribers with TiVo service subscriptions, our business may be harmed.

It may be difficult for us or investors to evaluate trends and other factors that affect our business due to the relatively new and highly competitive nature of the DVR services product category.

DVR services are a relatively new and highly competitive product category and it may be difficult to predict the future growth rate, if any, or size of the market, for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new, rapidly evolving, and highly competitive markets.

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

Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities, and other strategic partners. Faced with this competition, we may be unable to effectively differentiate our DVRs and the TiVo service from other consumer electronics devices or entertainment services.

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

We are currently only able to offer a high definition DVR that has access to digital cable signals. Only the cable industry in the United States is currently required to provide access to digital high definition television signals through CableCARD™ technology. Without separate agreements with satellite operators, such as our agreement with DIRECTV, or other telecommunication providers, such as Verizon or AT&T, who offer television service that would give us access to digital and high definition television, our ability to attract their subscribers to the TiVo service is limited and our business, financial condition and results of operations could be harmed.

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

Growth in our TiVo-Owned subscriptions and related revenues could be harmed by competitive offerings by Comcast and Cox who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our licensing partners, such as Comcast and Cox, who may be able to offer TiVo-branded DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to differentiate the TiVo service from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, such as Comcast and Cox, the growth of our TiVo-Owned subscriptions could be reduced. If the growth in our TiVo-Owned subscriptions is reduced, our business could be harmed.

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

We rely on our retail customers and service providers to market and distribute our products and services. In addition to our own efforts, our retail customers distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets and brand images to promote and support DVRs and the TiVo service. Additionally, we now depend on service providers, such as Comcast to market and promote the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support the TiVo service and DVRs and other devices that enable the TiVo service. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract subscriptions to the TiVo service will be limited.

Many consumers are not aware of the benefits of our products. DVR products and services represent a relatively new consumer electronics category. Retailers, consumers, and potential partners may perceive little or no benefit from digital video recorder products and services. We have only been providing the TiVo service since 1999. Many consumers are not aware of its benefits, and therefore may not value the TiVo service and products that enable the TiVo service. We will need to continue to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.

We face risks in connection with the transition from analog to digital broadcast transmission in February 2009 and dual carriage mandate for cable operators through February 2012.

On February 17, 2009, the nation’s full power television stations will begin transmitting in all-digital broadcast signals and no longer use the traditional analog method of broadcasting over-the-air television. Only those consumers who currently receive analog television over-the-air or via an antenna will be impacted by this transition. Consumers accessing “pay” television service such as cable or satellite are not likely to be affected by the switch. However, consumer confusion around the transition to digital broadcast signals poses risks to our business. Additionally, we face increased risks beyond the 2009 digital transition as cable operators are currently only required to carry analog signals for customers through February 2012. The February 2009 transition and the expiration of the dual carriage mandate in February 2012 each pose the risk of consumer confusion and could result in increased customer churn or deter new customers from subscribing to the TiVo service.

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

We face risks in connection with our licensing and marketing agreements with Comcast and Cox for the development and deployment of a TiVo-branded DVR software solution and advertising management system to Comcast and Cox customers.

We may not be successful in our agreements with Comcast and Cox. We face significant technological challenges in our development of the TiVo service software solution and the TiVo advertising management system for Comcast and Cox. If we are unable to successfully develop these products in a timely and efficient manner and enable mass deployment of them by Comcast and Cox, we may not be successful in our relationships with them and our business could be harmed. Our ability to benefit from our agreements with Comcast and Cox are dependent upon the mass-deployment and adoption of the TiVo service software solution by Comcast and Cox customers. Additionally, our ability to benefit from our agreements with Comcast and Cox are dependent upon our ability to successfully sell advertising to third parties. Furthermore, Comcast and Cox each have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast or Cox receive under their respective agreements with us, they may be entitled to receive the new more favorable terms. Additionally, Comcast and Cox each have the right to terminate its agreement with us in the event we are subject to certain specified change of control transactions involving companies specified in their respective agreements. In the event any of these events occurred, we would have difficulty generating revenues under these agreements and our business could be harmed.

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

Our ability to retain our current customers may continue to decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.

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

We will need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCards, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCard-related issues. Some customers require significant support when installing the DVR and required CableCards for certain model DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCard installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of CableCards for TiVo customers is performed by third party cable operators and TiVo is dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and CableCards will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.

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

If we fail to adequately manage our increasingly complex licensing, development, and engineering services agreements, we could be subjected to unexpected costs and incur losses which could adversely affect our business.

We engage in licensing, development, and engineering services agreements with our customers, such as Comcast, Cox, and DIRECTV. These types of contracts are typically long-term and complex. The engineering services we agree to provide may be essential to the functionality of the licensed software or such software may involve significant customization and modification. We believe we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different results for related expenses and revenues. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by us. Any inability to properly manage, estimate, and perform these development and engineering services for our customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

In the past and currently to existing customers, we offer a product lifetime subscription option to the TiVo service that commits us to provide TiVo service for as long as the DVR is in service. We received the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over 54 months for product lifetime subscriptions sold prior to November 1, 2007 and 60 months for product lifetime subscriptions sold on or after November 1, 2007, which is our estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenues per subscription (ARPU) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2008, we had approximately 175,000 product lifetime subscriptions that had exceeded the 54 or 60 month period we use to recognize product lifetime subscription revenues and had made contact to the TiVo service within the prior six-month period. This represents approximately 26% of our cumulative lifetime subscriptions as compared to 23% in fiscal year ended January 31, 2007. If the useful life of the recorder were shorter or longer than currently estimated, we would recognize revenues earlier or later. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Further analysis will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.

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

In certain circumstances, we have elected to offer the TiVo service at various price points bundled with a TiVo-enabled DVR as part of the subscription fee. The bundled TiVo service and DVR offerings may involve higher acquisition costs including, for example, the offering of a no cost or significantly discounted DVR in exchange for a commitment to pay a specified subscription price for a minimum period of time from one to three years. As a result of these bundled offers, we may be subject to increased amounts of customer credit risk in the future. If we incur these increased subscription acquisition costs without a corresponding return in expected future revenues, our business could be harmed.

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

Entertainment companies or and other content owners may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

Although we have not been the subject of such actions to date, a past competitor’s digital video recorders were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor’s digital video recorders violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC and/or portable media devices via TiVoToGo™ transfers. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.

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

We could be prevented from selling or developing our TiVo software if the GNU/Linux operating system is held to infringe third party intellectual property rights or if the GNU General Public License governing the GNU/Linux operating system and Linux kernel and similar licenses under which our product is developed and licensed are not enforceable or are interpreted broadly.

Our TiVo software includes parts of the Linux kernel and the GNU/Linux operating system. The Linux kernel and the GNU/Linux operating system have been developed and licensed under the GNU General Public License, version 2 and similar open-source licenses. The software we have licensed under these open-source licenses is provided without warranties or indemnities from the licensor. Uncertainty concerning potential allegations by third parties that their intellectual property rights are violated by TiVo’s use of such open-source software, regardless of their merit, could adversely affect our manufacturing relationships and other customer and supplier relationships. If any claims of intellectual property infringement are brought against TiVo based on our use of open-source software, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions, or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which would adversely affect our business. The GNU General Public License and certain other open-source licenses require that licensees, including TiVo, make the source code of any “derivative works” of the software licensed under the open-source license available in source code form. Given the ambiguous drafting in many of these open-source licenses regarding the definition of “derivative work,” it is possible that third parties may claim that our proprietary TiVo software, or a portion thereof, that runs on a GNU/Linux-based operating system is a “derivative work” of the open-source software and should be made available in source code form to all of our customers. This would reduce the value of our proprietary software and would negatively affect our business. Finally, there is very little case law interpreting open-source licenses. Any ruling by a court that these licenses are not enforceable, or that GNU/Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our TiVo software and would adversely affect our business.

In addition, a version of the GNU General Public License (GPL v3) was recently released that contains terms that restrict the manner in which hardware manufacturers may use software licensed under the GPL v3. If such terms are broadly interpreted and the GPL v3 is widely adopted among the Linux developer community, we may be unable to incorporate future enhancements to the GNU/Linux operating system into our software, which could adversely affect our business.

If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.

We are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This class action was brought on behalf of a purported class of purchasers of the Company’s common stock from October 31, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these alleged undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. The Company intends to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed. For more information on this litigation please see our discussion under Item 3. “Legal Proceedings.”

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

The Federal Communications Commission, or FCC, has broad jurisdiction over the telecommunications and cable industries. The FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of the TiVo products or services which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming.

If there is increased use of switched digital video technologies to transmit television programs by cable operators (also known as switched digital) in the future, the desirability and competitiveness of our current products could be reduced in which case our business would be harmed.

We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDs to access digital cable, High Definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are beginning to test and deploy switched digital video technologies to transmit television programs in a non-linear fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators expect to deploy a solution to enable our customers to receive channels delivered with switched technologies in the future, if this technology is not successful or deployed in a timely manner to our customers, then the increased use of switched technologies and the continued inability of our products to receive switched cable programming may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.

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

Compliance with federal securities laws and regulations is costly.

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002 impose complex and continually changing regulatory requirements on our operations and reporting. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. These requirements have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our Board of Directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations.

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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles (GAAP) is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of April 10, 2008, our short-term investments included $5.0 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

We and the third party vendors we work with will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so by us or our third party vendors will adversely affect our business.

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

We are subject to the Foreign Corrupt Practices Act (FCPA), and our failure to comply with the laws and regulations there under could result in penalties which could harm our reputation, business, and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could harm our reputation, business and financial condition.

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

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. Due to lower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the fiscal year ended January 31, 2008 we recorded an inventory related charge of $6.4 million for excess raw materials, finished goods inventory, and non-cancelable purchase commitments. If we were to over estimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide TiVo service in jurisdictions outside of the United States, including the United Kingdom, Mexico, Canada, and potentially Australia. We have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed. We have and expect to continue to partner with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.

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

Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers.

Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location and continue to explore the benefits of establishing a backup facility. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.

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

As of January 31, 2008, options to purchase a total of 22,974,373 shares were outstanding under our option and equity incentive plans, and there were 22,954,283 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through April 1, 2008, our common stock has closed between $71.50 per share and $2.55 per share, closing at $8.90 on April 1, 2008. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2010, and is comprised of two buildings totaling 127,124 square feet of office space. We believe that we may need to expand our corporate facilities to meet our office space needs in the next several years as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (USPTO) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all of the patent’s claims. On August 17, 2006, the district court denied TiVo’s request for enhanced damages and attorney’s fees and costs and granted TiVo’s motion for a permanent injunction. The district court denied EchoStar’s request to stay the injunction pending appeal On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.4 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages for the period of August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. EchoStar has stated it intends to appeal the Federal Circuit’s ruling to the Supreme Court. As of April 15, 2008, EchoStar has placed approximately $103.8 million in escrow during their appeal of the Company’s trial court victory. Pursuant to the terms of the escrow agreement between EchoStar and the Company, the Company shall receive payment of these escrowed funds if a writ of certiorari is not filed or is denied or if certiorari is granted but then the judgment in favor of the Company is affirmed in whole or in part by the Supreme Court. The escrow funds encompass damages through September 8, 2006 and related interest through August 16, 2008 only, and do not reflect damages since that date. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (Method and System for Recording In-Progress Broadcast Programs) and claims 21-30 and 32 relating to patent ‘186 (Interruption Tolerant Video Program Viewing). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The USPTO has preliminarily rejected each of the claims of the ‘186, ‘685, and ‘804 patents, but we cannot assure you that all of the patent claims ultimately will be rejected or that they will not be amended and emerge from the USPTO reexamination proceedings. The Company intends to defend this action vigorously; however, the Company is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799 (Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs) and 5,983,214 (System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.) On or about April 30, 2007, Lycos served the Company with the complaint. The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. On August 8, 2007, the court granted a motion by TiVo, Netflix, and Blockbuster to transfer venue to the United States District Court for the District of Massachusetts. On February 28, 2008, a scheduling conference was held in which the court set forth a procedural schedule through July 31, 2008. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed. No loss is considered probable or estimable at this time.

Securities Litigation. The Company and certain of its officers and directors (TiVo defendants) were originally named as defendants in consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering (IPO) as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company’s executive officers who were named as defendants in this action were dismissed without prejudice.

On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to the Company’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. On February 15, 2005, the Federal District Court preliminarily approved the proposed settlement, and on April 24, 2006, the Federal District Court held the fairness hearing for the final approval of the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions.

Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however on April 6, 2007, the Second Circuit denied the plaintiff’s petition. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a renewed Motion for Class Certification. Defendants filed a Motion to Dismiss on November 9, 2007. On March 26, 2008, the Court denied the Motion to Dismiss the focus cases, except as to a small-group of Section II plaintiffs.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2008, the Company has not accrued any liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Equity

Our common stock has traded on the Nasdaq Global Market under the symbol “TIVO” since September 30, 1999. Prior to that time, there was no public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2008	High	Low
Fourth Quarter ended January 31, 2008	$9.11	$5.58
Third Quarter ended October 31, 2007	$7.90	$5.28
Second Quarter ended July 31, 2007	$6.58	$5.31
First Quarter ended April 30, 2007	$6.74	$5.31

Fiscal Year 2007	High	Low
Fourth Quarter ended January 31, 2007	$6.50	$5.05
Third Quarter ended October 31, 2006	$8.37	$6.19
Second Quarter ended July 31, 2006	$8.49	$5.99
First Quarter ended April 30, 2006	$9.49	$5.35

Holders of Record

As of April 1, 2008, we had 1,260 stockholders of record and the closing price of our common stock was $8.90 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2008 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2008.

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

On September 11, 2006 we issued 8,264,463 shares of our common stock, par value $.001 per share, at $7.865 per share to institutional investors. The issuance of shares was registered pursuant to our $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting our offering expenses of $442,000.

Purchases of Equity Securities

We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our 1999 Employee Incentive Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 1 through March 31, 2007	13,908	$6.10	—	$—
July 1 through July 31, 2007	31,281	$5.76	—	$—
August 1, through August 31, 2007	1,787	$5.84	—	$—

The Company will continue to reacquire shares of stock from employees as their restricted stock grants vest.

Stock Performance Graph

The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2003, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

	January 31,
	2003	2004	2005	2006	2007	2008
TiVo Inc.	100.00	207.93	77.56	106.58	103.48	169.63
NASDAQ Composite	100.00	156.40	156.66	177.31	192.91	187.21
RDG Technology Composite	100.00	158.80	147.32	169.10	180.37	178.17

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2008, 2007, 2006, 2005, and 2004, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$211,496	$198,924	$167,194	$107,166	$61,560
Technology revenues	19,382	18,409	2,797	6,491	15,797
Hardware revenues	41,798	41,588	28,138	59,354	63,723

Net revenues	272,676	258,921	198,129	173,011	141,080

Cost and Expenses
Cost of service revenues	42,976	43,328	34,179	29,360	17,705
Cost of technology revenues	17,367	16,849	782	6,575	13,609
Cost of hardware revenues	91,918	112,212	86,817	120,323	74,836
Research and development	58,780	50,728	41,087	37,634	22,167
Sales and marketing	23,987	22,520	18,610	16,998	15,487
Sales and marketing, subscription acquisition costs	31,050	20,767	18,641	21,325	3,460
General and administrative	42,954	44,813	38,018	16,593	16,296

Loss from operations	(36,356)	(52,296)	(40,005)	(75,797)	(22,480)

Interest income	5,031	4,767	3,084	1,548	498
Interest expense and other	(102)	(173)	(14)	(5,459)	(9,587)

Loss before income taxes	(31,427)	(47,702)	(36,935)	(79,708)	(31,569)
Provision for income taxes	(30)	(52)	(64)	(134)	(449)

Net loss	$(31,457)	$(47,754)	$(36,999)	$(79,842)	$(32,018)

Net loss per share
Basic and diluted	$(0.32)	$(0.53)	$(0.44)	$(0.99)	$(0.48)
Weighted average shares used to calculate basic and diluted net loss per share	97,510,576	89,864,237	83,682,575	80,263,980	66,784,143

	As of January 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,812	$89,079	$85,298	$87,245	$138,210
Short-term investments	20,294	39,686	18,915	19,100	5,025
Total assets	167,049	211,950	159,008	160,052	183,891
Long-term portion of convertible notes payable	—	—	—	—	6,005
Long-term portion of deferred revenues	38,128	54,851	67,575	63,131	46,035
Total stockholders’ equity (deficit)	18,606	16,996	(29,372)	(2,692)	65,632

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2008. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation and adjusted for a change in an accounting policy.

	Three Months Ended
	Jan 31, 2008 (1)	Oct 31, 2007 (2)	Jul 31, 2007 (3)	Apr 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006	Apr 30, 2006
		(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$51,025	$52,940	$53,376	$54,155	$53,543	$49,000	$49,430	$46,951
Technology revenues	7,027	5,339	3,084	3,932	3,417	3,527	3,382	8,083
Hardware revenues	16,066	17,240	6,199	2,293	19,890	13,476	6,503	1,719

Net revenues	74,118	75,519	62,659	60,380	76,850	66,003	59,315	56,753
Cost of revenues
Cost of service revenues	12,019	10,738	10,064	10,155	12,445	10,820	9,628	10,435
Cost of technology revenues	5,252	4,912	3,696	3,507	3,476	3,006	3,001	7,366
Cost of hardware revenues	23,885	29,114	28,271	10,648	43,534	31,925	21,607	15,146

Total cost of revenues	41,156	44,764	42,031	24,310	59,455	45,751	34,236	32,947

Gross margin	32,962	30,755	20,628	36,070	17,395	20,252	25,079	23,806
Operating expenses
Research and development	15,416	14,049	15,070	14,245	12,755	12,221	12,891	12,861
Sales and marketing	7,336	5,967	5,381	5,303	6,784	5,450	5,439	4,847
Sales and marketing, subscription acquisition costs	7,195	9,050	9,015	5,790	9,915	5,016	3,053	2,783
General and administrative	10,234	11,106	10,392	11,222	8,852	9,811	11,091	15,059

Loss from operations	(7,219)	(9,417)	(19,230)	(490)	(20,911)	(12,246)	(7,395)	(11,744)
Interest income	1,066	1,218	1,331	1,416	1,426	1,291	988	1,062
Interest expense and other	(183)	(45)	209	(83)	(8)	(133)	(29)	(3)

Net income (loss) before income taxes	(6,336)	(8,244)	(17,690)	843	(19,493)	(11,088)	(6,436)	(10,685)
Provision for income taxes	(22)	—	—	(8)	(17)	(4)	(12)	(19)

Net income (loss)	$(6,358)	$(8,244)	$(17,690)	$835	$(19,510)	$(11,092)	$(6,448)	$(10,704)

Net income (loss) per common share basic and diluted	$(0.06)	$(0.08)	$(0.18)	$0.01	$(0.20)	$(0.12)	$(0.07)	$(0.13)

Weighted average common shares used to calculate basic net income (loss) per share	98,517,991	97,611,001	97,084,184	96,829,128	96,415,236	91,930,061	85,978,022	85,133,631

Weighted average common shares used to calculate diluted net income (loss) per share	98,517,991	97,611,001	97,084,184	98,046,685	96,415,236	91,930,061	85,978,022	85,133,631

(1)	The fourth quarter of fiscal year ended January 31, 2008 results of operations includes a benefit of $4.1 million in cost of hardware revenues resulting from the sale of previously impaired inventory and a reduction of service revenues of $2.5 million related to the prospective change as of November 1, 2007 in estimated life of the product lifetime subscriptions from 48 months to 54 months. Additionally, we recognized $1.1 million of DIRECTV revenues deferred from the prior fiscal year as our obligation to provide services to DIRECTV in connection with those revenues expired on January 31, 2008.

(2)	The third quarter of fiscal year ended January 31, 2008 results of operations include a benefit of $696,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(3)	Our results of operations for the quarter ended July 31, 2007 included an $11.2 million charge to cost of hardware sales which was recorded as a result of slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview and Outlook of Financial Results

During the fiscal year ended January 31, 2008, our service revenues increased by 6% over the prior fiscal year due to increased TiVo-Owned subscriptions, which were added during fiscal years ended January 31, 2007 and 2008 at higher service plan rates. Additionally, we recognized $1.1 million of DIRECTV revenues deferred from the prior fiscal year as our obligation to provide services to DIRECTV in connection with those revenues expired on January 31, 2008. These increases were partially offset by our decision to extend the amortization period of our product lifetime subscriptions. We continue to experience loss of our MSOs/Broadcaster installed subscription base resulting in a decrease to our total cumulative subscription base. The loss of MSOs/Broadcaster subscriptions is a result of DIRECTV no longer deploying new TiVo boxes and our mass distribution deals with Comcast and Cox being still in the early phases of development and/or deployment. The loss in MSOs/Broadcaster subscriptions was partially offset by growth in our TiVo-Owned subscription base. During the fiscal year ended January 31, 2008, we continued to grow our TiVo-Owned subscription base while managing our total acquisition costs.

For the fiscal year ending January 31, 2009, we plan to continue to strengthen our relationships with our MSOs/Broadcasters, expand our international distribution channels, maintain our current product offerings, grow our advertising and research relationships, and maintain our lower consumer hardware rebate offerings. In fiscal year 2009, we expect to continue to focus on adding TiVo-Owned subscriptions; however, we will continue to see reductions in DIRECTV subscriptions, as DIRECTV no longer markets the TiVo service to its customers, creating challenges to the growth of our MSOs/Broadcaster subscription installed base.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last three fiscal years. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2008	2007	2006
TiVo-Owned Subscription Gross Additions:	276	429	494
Subscription Net Additions/(Losses):
TiVo-Owned	19	235	350
MSOs/Broadcasters	(518)	(155)	1,013

Total Subscription Net Additions/(Losses)	(499)	80	1,363
Cumulative Subscriptions:
TiVo-Owned	1,745	1,726	1,491
MSOs/Broadcasters	2,201	2,718	2,873

Total Cumulative Subscriptions	3,946	4,444	4,364
Fully Amortized Active Lifetime Subscriptions	175	165	100
% of TiVo-Owned Cumulative	61%	58%	51%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We have from time-to-time offered a product lifetime subscription for general sale, under which consumers could purchase a subscription that is valid for the lifetime of a particular DVR. We count these as subscriptions until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. During the quarter ended April 30, 2006, we discontinued general sale of the product lifetime service option. During the quarter ended January 31, 2008, we began offering product lifetime service subscriptions only to existing customers. Effective November 1, 2007, we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 which are offered on a limited basis and primarily related to the TiVo HD DVR. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSO/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes.

TiVo-Owned subscription net additions were 19,000 subscriptions slightly increasing the TiVo-Owned installed subscription base to 1.7 million subscriptions for the fiscal year ended January 31, 2008. TiVo-Owned subscription net additions decreased by 216,000 subscriptions compared to the 235,000 TiVo-Owned subscriptions net additions for same prior fiscal year period. We believe this decrease was largely due to an increase in churn resulting from a larger subscription base and lower gross additions because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products. Additionally, for several months of the year we had no competitively priced mass market high definition DVR and have no such product for satellite TV subscribers. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 3% to 61% during the year ended January 31, 2008, as compared to the prior-year period. MSOs/Broadcasters installed subscription base decreased by 518,000 subscriptions to 2.2 million subscriptions as of January 31, 2008 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR service and our other mass distribution deals being still in the early phases of deployment.

For the fiscal year ended January 31, 2007 while total TiVo-Owned subscriptions increased by 235,000 subscriptions net additions to 1.7 million subscriptions from the year earlier, year-over-year TiVo-Owned net additions were down by 115,000 subscriptions relative to the net number of subscriptions added in the same prior year period. We believe the decrease in year-over-year TiVo-Owned subscription net additions was a result of increased churn due partly to our larger subscription base and due partly from increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products, and the failure of TiVo to have a competitively priced mass market high definition DVR. The percent of cumulative TiVo-Owned subscriptions on a monthly or prepay plan increased, by 7% to 58% during the quarter ended January 31, 2007, as compared to the same prior-year period. DIRECTV installed subscription base decreased by 155,000 subscriptions to 2.7 million subscriptions as of January 31, 2007 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR service and having no TiVo product offerings for DIRECTV subscribers.

As of January 31, 2008, approximately 175,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 26% of our cumulative lifetime subscriptions as compared to 23% for the fiscal year ended January 31, 2007. We continue to incur costs of services for these subscriptions without recognizing corresponding subscription revenues. There was a slight increase in fully amortized active lifetime subscriptions as compared to the fiscal year ended January 31, 2007. The growth in the number of fully amortized active lifetime subscriptions was reduced, as compared to prior years primarily due to the change in amortization period of product lifetime subscriptions and lifetime churn. Effective November 1, 2007, we extended the period we used to recognize product lifetime subscription revenues from 48 months to 54 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. There were no additions to the fully amortized active lifetime subscriptions during the quarter ended January 31, 2008 since under the revised amortization period, product lifetime subscriptions that would have become fully amortized using the old amortization period are not yet fully amortized subscriptions at January 31, 2008. We expect the number of fully amortized lifetime subscriptions to increase during the fiscal year ending January 31, 2009, however we cannot predict whether the cumulative number of fully amortized active lifetime subscriptions will increase or decrease as this will depend on churn of already fully amortized lifetime subscriptions and churn of subscriptions that will become fully amortized during the fiscal year ending January 31, 2009.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2008	2007	2006
	in thousands, except percentages
TiVo-Owned subscription cancellations	(257)	(194)	(144)
Average TiVo-Owned subscriptions	1,721	1,584	1,269
Annual Churn Rate	-15%	-12%	-11%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	-1.2%	-1.0%	-0.9%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.2% for the fiscal year ended January 31, 2008 and we expect it to increase further in future periods as a result of increasing churn from product lifetime subscriptions as well as a result of increased price competition, and the growing importance of high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARDTM technology.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net hardware revenues (defined as gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties subscription gross additions, such as MSOs/Broadcasters’ gross additions with TiVo subscriptions, in our calculation of SAC because we incur limited or no acquisition costs for these new subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$31,050	$20,767	$18,641
Hardware revenues	(41,798)	(41,588)	(28,138)
Cost of hardware revenues	91,918	112,212	86,817

Total Acquisition Costs	81,170	91,391	77,320

TiVo-Owned Subscription Gross Additions	276	429	494
Subscription Acquisition Costs (SAC)	$294	$213	$157

During the twelve months ended January 31, 2008, our total acquisition costs were $81.2 million and SAC was $294. Comparatively, total acquisition costs for the twelve months ended January 31, 2007 and 2006 were $91.4 million and $77.3 million, respectively and SAC was $213 and $157, respectively. Although total acquisition costs decreased by $10.2 million, SAC increased by $81 or 38% for the twelve months ended January 31, 2008 compared to the prior-year period primarily due to increased sales and marketing, subscription acquisition cost spending combined with a decreased number of gross subscription additions. Additionally, our hardware costs of revenues in the twelve months ended January 31, 2008 included a combined inventory and inventory purchase commitment charge of $6.4 million for standard definition DVR inventory, which added $23 per addition to our subscription acquisition cost.

As a result of the seasonal nature of our subscription growth, SAC varies significantly during the year. Management primarily reviews this metric on an annual basis due to the timing difference between our recognition of promotional program expenses and the subsequent addition of the related subscription acquisition. For example, we have historically incurred increased sales and marketing expenses and hardware losses on sales to our retail customers during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter.

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

We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs/Broadcaster-related service revenues (which includes MSOs/Broadcasters’ subscription service revenues and MSOs/Broadcasters’-related advertising revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2008	2007	2006
	(In thousands, except ARPU)
Total Service revenues	$211,496	$198,924	$167,194
Less: MSOs/Broadcasters’-related service revenues	(27,440)	(32,257)	(32,788)

TiVo-Owned-related service revenues	184,056	166,667	134,406
Average TiVo-Owned revenues per month	15,338	13,889	11,201
Average TiVo-Owned per month subscriptions	1,721	1,584	1,269

TiVo-Owned ARPU per month	$8.91	$8.77	$8.83

The increase in TiVo-Owned ARPU per month for the fiscal years ended January 31, 2008 was largely due to our sales programs which yielded a higher service plan rates for new TiVo-Owned subscriptions. This increase was partially offset by an increase of 10,000 TiVo-Owned product lifetime subscriptions that reached the end of the period we use to recognized lifetime subscription revenue. These subscriptions are currently included in the Average TiVo-Owned per month subscriptions, however there is no longer any corresponding revenues included in the TiVo-Owned-related service revenues. Effective November 1, 2007, we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 which are offered on a limited basis and primarily related to the TiVo HD DVR. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. Due to this extended revenue recognition period and the reduction in our subscription rates in November 2007, we expect fiscal year 2009 TiVo-Owned ARPU per month to be lower.

The decrease in TiVo-Owned ARPU for the fiscal year ended January 31, 2007 was due to an increase of 65,000 TiVo-Owned product lifetime subscriptions that reached the end of the four-year period we used to recognize lifetime subscription revenue, as compared to the same prior year period. However, this decrease in TiVo-Owned ARPU per month was partially offset by our sales program which yielded a higher monthly subscription rate for new TiVo-Owned subscriptions.

We calculate ARPU per month for MSOs/Broadcasters’ subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs/Broadcasters’-related service revenues by the average MSOs/Broadcasters’ subscriptions for the period. The following table shows this calculation:

	Fiscal Year Ended January 31,
MSOs/Broadcasters’ Average Revenue per Subscription	2008	2007	2006
	(In thousands, except ARPU)
Total Service revenues	$211,496	$198,924	$167,194
Less: TiVo-Owned-related service revenues	(184,056)	(166,667)	(134,406)

MSOs/Broadcasters’-related service revenues	27,440	32,257	32,788
Average MSOs/Broadcasters’ revenues per month	2,287	2,688	2,732
Average MSOs/Broadcasters’ per month subscriptions	2,481	2,836	2,376

MSOs/Broadcasters’ ARPU per month	$0.92	$0.95	$1.15

Beginning in February 2006, pursuant to the most recent amendment of our agreement with DIRECTV, TiVo began deferring a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Additionally, beginning in February 2007, DIRECTV began paying us a monthly fee for all DIRECTV households with DIRECTV receivers with TiVo service similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV.

Included in the MSOs/Broadcasters’-related service revenues for the fiscal year ended January 31, 2008 is $1.1 million of DIRECTV revenue that was deferred in fiscal year 2007 for DIRECTV’s use on development work during fiscal year 2008. DIRECTV’s right to use these deferred fees expired on January 31, 2008, consequently we recognized these deferred fees as service revenue for the fiscal year ended January 31, 2008. The slight decrease in ARPU per month for fiscal year ended January 31, 2008 was largely a result of a change in fee structure for MSO/Broadcasters’ subscriptions, as compared to the same prior year period. The $.20 decrease in ARPU per month for fiscal year ended January 31, 2007 from January 31, 2006 was largely a result of the deferred DIRECTV revenues described above.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. During the fourth quarter ended January 31, 2008, we began offering product lifetime service subscriptions only to existing customers. As of January 31, 2008, 175,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 26% of our cumulative lifetime subscriptions as compared to 23% for the fiscal year ended January 31, 2007. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $2.5 million for the quarter and fiscal year ended January 31, 2008. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 which is currently being offered on a limited basis and primarily related to the TiVo HD DVR. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During fiscal year ending January 31, 2009, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the fiscal year ended January 31, 2008 the majority of our technology revenues are related to Comcast and international development agreements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent Management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, due to lower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments in the quarter ended July 31, 2007. In the quarter ended October 31, 2007, we consumed $696,000 of previously impaired inventory and in the quarter ended January 31, 2008, we consumed $4.1 million of previously impaired inventory, due to better than expected sales of our standard definition DVR. Should our standard definition product sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also be benefited in the fiscal year ending January 31, 2009.

Valuation of Stock-Based Compensation. We recognize expense related to our stock-based compensation awards under the fair-value provisions of FAS 123R. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. We use the Black Scholes option pricing model to determine the fair value of our stock options and ESPP awards which requires input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial instruments and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on the Company’s results of operation and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (SFAS 159). The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS 159 to have a material effect on the Company’s results of operations and financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 160 is not expected to have a significant impact on TiVo’s consolidated financial statements or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (SFAS 141R). The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141R is not expected to have a significant impact on Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2008, 2007, and 2006 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2008		2007		2006
	(In thousands, except percentages)
Service revenues	$211,496	78%	$198,924	77%	$167,194	85%
Technology revenues	$19,382	7%	$18,409	7%	$2,797	1%
Hardware revenues	$41,798	15%	$41,588	16%	$28,138	14%

Net revenues	$272,676	100%	$258,921	100%	$198,129	100%

Change from same prior-year period	5%		31%		15%

Service Revenues. The increase in Service revenues from fiscal year 2007 to 2008 was due to net additions of TiVo-Owned subscriptions, which were generally added at a higher service plan rates during fiscal years 2008 and 2007. During this fiscal year ended January 31, 2008, we achieved higher TiVo-Owned average revenues per subscription as compared to the same prior year. Additionally, we recognized $1.1 million of DIRECTV revenues deferred from the fiscal year ended January 31, 2007. These fees were previously deferred for DIRECTV’s use on development work to enhance their subscriber’s TiVo user experience, but expired unused on January 31, 2008. These increases were offset by MSOs/Broadcasters-related service revenues which decreased from the prior year by approximately $4.8 million due primarily to churn in our DIRECTV subscription base, which is a trend we expect to continue. The increase in service revenue was also partially offset by our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues”. This change resulted in a reduction of service revenues of $2.5 million for the quarter and fiscal year ended January 31, 2008. The increase in Service revenues from fiscal year ended January 31, 2006 as compared to fiscal year ended January 31, 2007 was primarily due to the year- over-year growth in our TiVo-Owned subscription base. During the fiscal year ended January 31, 2007 we added 235,000 TiVo-Owned net subscriptions bringing the total installed base to over 4.4 million as of January 31, 2007.

Technology Revenues. Technology revenues for the fiscal year ended January 31, 2008 were slightly higher than the same prior year period largely due to new development work primarily related to our international projects. However, these revenues were partially offset by lower Comcast technology revenues, as compared to the same prior year period. In the fiscal year ended January 31, 2007, Comcast and TiVo signed the final statements of work resulting in the recognition of $4.6 million of the revenues for engineering services related to services performed in fiscal year 2006.

Technology revenues for the fiscal year ended January 31, 2007 were 420%, or $15.4 million higher than the prior fiscal year end largely due to $16.2 million in revenues recognized from engineering services related to our agreement with Comcast. These revenues were offset by an equal amount of development expense recognized as cost of technology revenues.

Hardware Revenues.

Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2008 remained relatively flat at $41.8 million, as compared to $41.6 million in the same prior year period. For the fiscal year ended January 31, 2008 while we sold approximately 192,000 fewer TiVo DVR’s than in the same prior year period the average selling price of these DVR’s was higher, due to the introduction of our TiVo HD DVR. Our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we currently offer no rebates on our TiVo HD DVR.

The increase in hardware revenues from the fiscal year ended January 31, 2006 to fiscal year ended January 31, 2007 was attributed to increased sales to our new and existing retail channel customers and the rollout of our new TiVo Series2 DT and TiVo Series3 DVR models, which was partially offset by lower hardware prices under our bundled sales programs.

For the fiscal years ended January 31, 2008, 2007, and 2006, one retail customer (Best Buy) generated $13.1 million, $30.5 million, and $31.7 million of hardware revenues or 5%, 12%, and 44% of net revenues, respectively.

Cost of service revenues.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Cost of service revenues	$42,976	$43,328	$34,179
Change from same prior-year period	-1%	27%	16%
Percentage of service	20%	22%	20%
Service gross margin	$168,520	$155,596	$133,015
Service gross margin as a percentage of service revenue	80%	78%	80%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the fiscal year ended January 31, 2008 remained relatively flat as compared to the same prior year period. The year-over-year increase in cost of service revenues from the fiscal year ended January 31, 2006 to the fiscal year ended January 31, 2007 was due primarily to a 140% increase in information technology related expense, or $1.8 million; an 84% increase in license fees, or $1.7 million; a 10% increase in customer care and retention costs, or $1.3 million; a 26% increase in credit card fees, or $1.0 million; and an 81% increase in depreciation and amortization expenses or $886,000. These increases were a result of our 16% increase in TiVo-Owned subscription base, increased royalty costs associated with our new TiVo Series2 DT and Series3 DVR models and our increased focus on issues of customer care and retention.

Cost of technology revenues.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Cost of technology revenues	$17,367	$16,849	$782
Change from same prior-year period	3%	2055%	-88%
Percentage of technology revenues	90%	92%	28%
Technology gross margin	$2,015	$1,560	$2,015
Technology gross margin as a percentage of technology revenue	10%	8%	72%

Cost of technology revenues increased by 3% or $518,000, as compared to the same prior year period. This increase in cost of technology revenues is related to new development work primarily for our new international projects.

The increases in costs of technology revenues from the fiscal year ended January 31, 2006 to the fiscal year ended January 31, 2007 were related to the Comcast development agreement and were offset by an equal amount of development revenue recognized as technology revenues.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Cost of hardware revenues	$91,918	$112,212	$86,817
Change from same prior-year period	-18%	29%	-28%
Percentage of hardware revenues	220%	270%	309%
Hardware gross margin	$(50,120)	$(70,624)	$(58,679)
Hardware gross margin as a percentage of hardware revenue	-120%	-170%	-209%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. While we sold approximately 192,000 fewer TiVo DVR’s this year as compared to the fiscal year ended January 31, 2007, the TiVo DVR units sold this year were more expensive to manufacture and were sold at a higher average selling price due to the introduction of our TiVo HD DVR. Additionally our rebates and revenue share costs declined during this year as we currently offer no rebates on our TiVo HD DVR. This resulted in a 50% decrease in hardware gross margin loss, as a percentage of hardware revenue, for the fiscal year ended January 31, 2008 as compared to the same prior year period. Additionally, during the quarter ended July 31, 2007 the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. During the six month period ended January 31, 2008, $4.8 million of this charge was offset by sales of the previously written down inventory. Should our standard definition product continue to sell at a level that is better than originally anticipated at the time the inventory related charges were recorded in the upcoming year, our hardware gross margin may also benefit in the fiscal year ending January 31, 2009.

The decrease in hardware gross margin loss, as a percentage of hardware revenue for the fiscal year ended January 31, 2007 was due primarily to the adoption of a new multi-tiered pricing and bundled sales model in our direct sales channel which resulted in increased hardware revenues of $13.5 million. This increase was more than offset by increased cost of hardware revenues of $25.4 million, resulting in an increased gross margin loss, of $11.9 million in terms of absolute dollars. For the fiscal year ended January 31, 2007 we sold more DVR units into the retail channel than in the prior fiscal year, largely due to the new TiVo Series2 DT and TiVo Series3 HD DVR models that were launched during the fiscal year. While these new models generated higher revenues, they also had higher per unit costs.

Research and development expenses.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Research and development expenses	$58,780	$50,728	$41,087
Change from same prior-year period	16%	23%	9%
Percentage of net revenues	22%	20%	21%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses in the fiscal year ended January 31, 2008 from the fiscal year ended January 31, 2007 was largely due to an increase of $6.0 million in headcount related costs associated with an increase in engineering headcount and an increase of $1.5 million in stock-based compensation expenses.

The absolute dollar increase in research and development expenses for fiscal year ended January 31, 2007 from the prior year period was due to an increase of $7.6 million in headcount related costs associated with an increase in engineering headcount, $5.7 million in additional stock-based compensation in connection with the adoption of FAS 123R, offset by $6.2 million in engineering expenses allocated to cost of technology revenues.

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Sales and marketing expenses	$23,987	$22,520	$18,610
Change from same prior-year period	7%	21%	17%
Percentage of net revenues	9%	9%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase in sales and marketing expenses in the fiscal year ended January 31, 2008 was largely related to increased headcount related costs associated with increased advertising sales headcount. The largest contributor in terms of absolute dollars, to the increased sales and marketing expenses for the fiscal year ended January 31, 2007 from the prior fiscal year, was an increase in stock-based compensation expense of $1.6 million associated with the adoption of FAS123R.

Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$31,050	$20,767	$18,641
Change from same prior-year period	50%	11%	-13%
Percentage of net revenues	11%	8%	9%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to our efforts to acquire new subscriptions to the TiVo service. The increase from the fiscal year ended January 31, 2007 to January 31, 2008 in sales and marketing, subscription acquisition costs, was primarily due to our fiscal year 2008 television advertising and online marketing campaign during the first three fiscal quarters of the year. For the fiscal year ending January 31, 2009, we expect sales and marketing, subscription acquisition costs to decline, as compared to fiscal year ended January 31, 2008.

The largest contributors in terms of absolute dollars, to the increased sales and marketing, subscription acquisition costs for the fiscal year ended January 31, 2007 from the prior fiscal year, was advertising expense that increased by 30% or by $5.3 million, offset by decreased spending on other marketing programs, such as the rewards program.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except percentages)
General and administrative	$42,954	$44,813	$38,018
Change from same prior-year period	-4%	18%	129%
Percentage of net revenues	16%	17%	19%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. The decrease in general and administrative expenses both as a percentage of net revenues and absolute dollars in the fiscal year end January 31, 2008 was largely related to a decrease in legal spending of $9.9 million, largely related to the EchoStar litigation. This decrease was offset by a $2.9 million increase in headcount related costs and $4.2 million in increased non-cash stock compensation, of which $2.4 million was related to a modification of Mr. Ramsay’s stock awards in connection with his resignation from our Board of Directors.

The increase in general and administrative expenses in the fiscal year ending January 31, 2007 was largely related to increased salary and related costs of $3.3 million due to an increase in headcount of 14 employees and costs associated with transition arrangements of highly compensated executives. Additionally, we had an increase in stock compensation expense of $5.6 million in connection with the adoption of FAS 123R. These increases were partially offset by a decrease in legal spending of $2.4 million.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2008 was $5.0 million or approximately a 6% increase over the $4.8 million from the prior fiscal year. The increase was a result of an increase in the average interest rate earned in the fiscal year ended January 31, 2008 to approximately 5.3% from 5.0% in the prior fiscal year. Additionally, we had a higher average cash, cash equivalent and short-term investment balance in the fiscal year ended January 31, 2008, as compared to the same prior year period.

Interest expense and other. Interest expense and other was $56,000, $51,000, and $14,000 in fiscal years 2008, 2007, and 2006, respectively.

Provision for income taxes. Income tax provision was $30,000, $52,000, and $64,000 in fiscal years 2008, 2007, and 2006, respectively due to state income taxes and foreign withholding taxes paid.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. For the year ended January 31, 2008, our primary source of liquidity was provided by investing and financing activities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At January 31, 2008, we had $99.1 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, short-term investments, combined with funds generated/used from operations, and our revolving line of credit facility with Citigroup represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

As of January 31, 2008, we held approximately $16.6 million of investments, classified as current assets, with an auction reset feature (auction rate securities). In February 2008 we liquidated our investments in auction rate securities except for $5.0 million of our auction rate securities that were part of failed auctions from February 14, 2008 through March 31, 2008. We believe we will be able to liquidate this remaining investment in auction rate securities without significant loss within the next year, primarily due to the government guarantee of the underlying securities. Based on our expected operating cash flows, and our other sources or cash, we do not anticipate the potential lack of liquidity on these investments will affect our current business plan.

Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we may be required to or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to Part I, Item 1A, “Risk Factors” for further discussion.

The following table summarizes our cash flow activities:

	Fiscal year ended January 31,
	2008	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$(32,090)	$(33,507)	$3,425
Net cash provided by (used in) investing activities	$11,595	$(41,237)	$(10,805)
Net cash provided by financing activities	$10,228	$78,525	$5,433

Net Cash Provided by (Used in) Operating Activities

The decrease in net cash used in operating activities of $1.4 million from fiscal year 2007 to 2008 was largely attributable to the decrease in net loss of $16.3 million, decrease in inventory expenditures of $22.6 million, and increased stock-based compensation expenses of $8.1 million. Additionally, we recorded $5.9 million for non-cash inventory write-downs. These increases were offset by a decrease in deferred revenues of $16.5 million due to the amortization of product lifetime subscription revenues, and an increase in payments made to vendors of $33.2 million.

The increase in net cash used in operating activities of $36.9 million from fiscal year 2006 to 2007 was largely attributable to the increase in net loss of $10.8 million, coupled with an increase in inventory expenditures of $20.2 million, and a decrease in cash provided by deferred revenues of $26.1 million due to the amortization of product lifetime subscription revenues. These usages were partially offset by an increase in non-cash stock compensation of $14.3 million, and a decrease in payments made to vendors of $6.6 million.

Cash from deferred revenues increased during the fiscal years 2006 because we sold product lifetime subscriptions and received up front license and engineering services payments. These activities cause us to receive cash payments in advance of providing the services, which we recognize as deferred revenues. We no longer offer product lifetime subscriptions for general sale and we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 which are offered on a limited basis and primarily related to the TiVo HD DVR. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. We expect the amount of deferred revenues attributable to the product lifetime subscriptions to decrease in the future.

Net Cash Provided by (Used in) Investing Activities

The net cash provided by investing activities for fiscal year ended January 31, 2008 was approximately $11.6 million compared to net cash used of $41.2 million in fiscal year 2007. The net cash provided by investing activities was largely related to sales of short-term investments of $50.2 million, which was partially offset by purchases of short-term investments of $30.8 million and acquisition of property and equipment for $7.4 million to support our business growth.

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

Net Cash Provided by Financing Activities

For the fiscal year ended January 31, 2008, the principal source of cash generated from financing activities related to the issuance of common stock, of which $7.1 million was related to stock option exercises and $3.4 million related to issuances of stock under our employee stock purchase plan.

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

Financing Agreements

Universal Shelf Registration Statement.

We have an effective universal shelf registration statement on Form S-3 (No. 333-146156) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under this or future registration statements or in private offering exempt from registration requirements.

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup has extended a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of January 31, 2008, we could borrow the full $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit, subject to receipt of lending commitments and other conditions. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of January 31, 2008, we had no borrowings outstanding under this credit agreement.

Borrowings under the credit agreement are secured by a first-priority security interest on substantially all of our current and future assets (except for certain intellectual property held by our subsidiaries and certain other assets). Borrowings under the credit agreement will bear interest at a rate equal to 1-month LIBOR for U.S. dollar deposits plus 4.0%, but during an event of default, the interest rate becomes 2.0% above the rate in effect immediately before the event of default.

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At January 31, 2008, we were in compliance with these covenants. The credit agreement terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

As of January 31, 2008, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$4,861	$2,428	$2,433	$—	$—
Purchase obligations	4,525	$4,525	—	—	—

Total contractual cash obligations	$9,386	$6,953	$2,433	$—	$—

Purchase Obligations with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $1.1 million for excess non-cancelable purchase commitments which is included in accrued liabilities on our consolidated balance sheet dated January 31, 2008.

Operating Lease Obligations The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Additionally, we have sales offices in New York City, New York and Chicago, Illinois.

Our other commercial commitment as of January 31, 2008, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$402	$75	$327	$—	$—

Total contractual obligations	$402	$75	$327	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at January 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds and maintain them with a financial institutions with a high credit rating. We also invest in commercial paper and auction rate securities. We do not invest in mortgage backed securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of January 31, 2008, we held approximately $16.6 million of investments, classified as current assets, with an auction reset feature (auction rate securities). In February 2008 we liquidated our investments in auction rate securities except for $5.0 million of our auction rate securities that were part of failed auctions from February 14, 2008 through March 31, 2008. We believe we will be able to liquidate this remaining investment in auction rate securities without material loss within the next year, primarily due to the government guarantee of the underlying securities. Based on our expected operating cash flows, and our other sources or cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2008 and 2007, respectively.

	Twelve Months Ended January 31,
	2008	2007
	(In thousands, except percentages)
Cash and cash equivalents and short-term investments (in thousands)	$99,106	$128,765
Average interest rate	5.26%	4.97%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 59-87 of this annual report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

April 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited TiVo Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TiVo Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on TiVo Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. as of January 31, 2008 and January 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2008, and our report dated April 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

April 11, 2008

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2008	January 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,812	$89,079
Short-term investments	20,294	39,686
Accounts receivable, net of allowance for doubtful accounts of $1,194 and $271	20,019	20,641
Inventories	17,748	29,980
Prepaid expenses and other, current	3,792	3,071

Total current assets	140,665	182,457
LONG-TERM ASSETS
Property and equipment, net	11,349	11,706
Purchased technology, capitalized software, and intangible assets, net	13,522	16,769
Prepaid expenses and other, long-term	1,513	1,018

Total long-term assets	26,384	29,493

Total assets	$167,049	$211,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$23,615	$37,127
Accrued liabilities	27,050	36,542
Deferred revenue, current	59,341	64,872

Total current liabilities	110,006	138,541
LONG-TERM LIABILITIES
Deferred revenue, long-term	38,128	54,851
Deferred rent and other	309	1,562

Total long-term liabilities	38,437	56,413

Total liabilities	148,443	194,954
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 150,000,000;
Issued shares are 100,098,426 and 97,311,986, respectively, and outstanding shares are 99,970,947 and 97,231,483, respectively	100	97
Additional paid-in capital	792,654	759,314
Accumulated deficit	(773,302)	(741,845)
Less: Treasury stock, at cost - 127,479 and 80,503 shares, respectively	(846)	(570)

Total stockholders’ equity	18,606	16,996

Total liabilities and stockholders’ equity	$167,049	$211,950

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share)

	Twelve Months Ended January 31,
	2008	2007	2006
Revenues
Service revenues	$211,496	$198,924	$167,194
Technology revenues	19,382	18,409	2,797
Hardware revenues	41,798	41,588	28,138

Net revenues	272,676	258,921	198,129
Cost of revenues
Cost of service revenues (1)	42,976	43,328	34,179
Cost of technology revenues (1)	17,367	16,849	782
Cost of hardware revenues	91,918	112,212	86,817

Total cost of revenues	152,261	172,389	121,778

Gross margin	120,415	86,532	76,351

Research and development (1)	58,780	50,728	41,087
Sales and marketing (1)	23,987	22,520	18,610
Sales and marketing, subscription acquisition costs	31,050	20,767	18,641
General and administrative (1)	42,954	44,813	38,018

Total operating expenses	156,771	138,828	116,356

Loss from operations	(36,356)	(52,296)	(40,005)
Interest income	5,031	4,767	3,084
Interest expense and other	(102)	(173)	(14)

Loss before income taxes	(31,427)	(47,702)	(36,935)
Provision for income taxes	(30)	(52)	(64)

Net loss	$(31,457)	$(47,754)	$(36,999)

Net loss per common share - basic and diluted	$(0.32)	$(0.53)	$(0.44)

Weighted average common shares used to calculate basic and diluted net loss per share	97,510,576	89,864,237	83,682,575

(1) Includes stock-based compensation expense as follows :
Cost of service revenues	$729	$470	$—
Cost of technology revenues	2,422	1,020	—
Research and development	7,326	5,596	(85)
Sales and marketing	2,205	1,649	55
General and administrative	10,157	5,977	415

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE JANUARY 31, 2005	82,280,876	$82	—	$—	$654,746	$(428)	$(657,092)	$(2,692)
Issuance of common stock related to exercise of common stock options	1,643,915	2	—	—	7,009	—	—	7,011
Issuance of common stock related to employee stock purchase plan	671,348	1	—	—	2,922	—	—	2,923
Cashless exercise of 1,323,120 warrants resulting in the net issuance of 338,190 shares of common stock	338,190	—	—	—	—	—	—	—
Issuance of restricted shares of common stock	480,000	—	—	—	2,934	(2,934)	—	—
Deferred Compensation for option vesting acceleration	—	—	—	—	70	(70)	—	—
Retirement due to forfeiture of unvested restricted shares	(38,138)	—	—	—	(326)	326	—	—
Recognition of stock based compensation expense, net	—	—	—	—	(300)	685	—	385
Net loss	—	—	—	—	—	—	(36,999)	(36,999)

BALANCE JANUARY 31, 2006	85,376,191	$85	—	$—	$667,055	$(2,421)	$(694,091)	$(29,372)
Issuance of common stock related to exercise of common stock options	1,892,697	2	—	—	9,073	—	—	$9,075
Issuance of common stock related to employee stock purchase plan	627,215	1	—	—	2,791	—	—	$2,792
Deferred compensation - reversal due to adoption of FAS 123R	—	—	—	—	(2,421)	2,421	—	$—
Issuance of common stock related to equity offering, net of issuance costs	8,264,463	8	—	—	64,531	—	—	$64,539
Issuance of common stock related to warrant exercise	908,316	1	—	—	3,329	—	—	$3,330
Issuance of restricted shares of common stock	256,740	—	—	—	259	—	—	$259
Retirement due to forfeiture of unvested restricted shares	(13,636)	—	—	—	(15)	—	—	$(15)
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(80,503)	(570)	—	—	—	$(570)
Recognition of stock based compensation expense, net	—	—	—	—	14,712	—	—	$14,712
Net loss	—	—	—	—	—	—	(47,754)	$(47,754)

BALANCE JANUARY 31, 2007	97,311,986	$97	(80,503)	$(570)	$759,314	$—	$(741,845)	$16,996
Issuance of common stock related to exercise of common stock options	1,396,900	1	—	—	7,106	—	—	$7,107
Issuance of common stock related to employee stock purchase plan	781,142	1	—	—	3,396	—	—	$3,397
Issuance of restricted shares of common stock	642,642	1	—	—	(1)	—	—	$—
Retirement due to forfeiture of unvested restricted shares	(34,244)	—	—	—	—	—	—	$—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(46,976)	(276)	—	—	—	$(276)
Recognition of stock based compensation expense, net	—	—	—	—	22,839	—	—	$22,839
Net loss	—	—	—	—	—	—	(31,457)	$(31,457)

BALANCE JANUARY 31, 2008	100,098,426	$100	(127,479)	$(846)	$792,654	$—	$(773,302)	$18,606

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended January 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,457)	$(47,754)	$(36,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	10,326	7,759	6,347
Stock-based compensation expense	22,839	14,712	385
Inventory write-down	5,892	—	—
Loss on inventory barter transaction and utilization of trade credits	1,331	—	—
Allowance for doubtful accounts	923	215	48
Changes in assets and liabilities:
Accounts receivable	(301)	(745)	5,720
Inventories	3,566	(19,041)	1,165
Prepaid expenses and other	227	5,643	(3,377)
Accounts payable	(12,437)	11,963	5,314
Accrued liabilities	(9,492)	(663)	4,276
Deferred revenue	(22,254)	(5,754)	20,329
Deferred rent and other long-term liabilities	(1,253)	158	217

Net cash provided by (used in) operating activities	$(32,090)	$(33,507)	$3,425

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(30,808)	(28,621)	(15,502)
Sales of short-term investments	50,200	7,850	15,687
Acquisition of property and equipment	(7,422)	(7,341)	(7,075)
Acquisition of capitalized software and intangibles	(375)	(13,125)	(3,915)

Net cash provided by (used in) investing activities	$11,595	$(41,237)	$(10,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	—	—	3,500
Payments to bank line of credit	—	—	(8,000)
Payments of financing expenses related to line of credit	—	(641)	—
Proceeds from issuance of common stock, net	—	64,539	—
Proceeds from issuance of common stock related to exercise of warrants	—	3,330	—
Proceeds from issuance of common stock related to exercise of common stock options	7,107	9,075	7,011
Proceeds from issuance of common stock related to employee stock purchase plan	3,397	2,792	2,922
Treasury Stock - repurchase of stock for tax withholding	(276)	(570)	—

Net cash provided by financing activities	$10,228	$78,525	$5,433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(10,267)	$3,781	$(1,947)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	89,079	85,298	87,245

Balance at end of period	$78,812	$89,079	$85,298

Cash paid for interest	$56	$51	$14
Cash paid for income taxes	30	52	64
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Adjustment to deferred compensation as a result of retirement due to forfeiture of unvested restricted common stock	—	—	625
Issuance of restricted common stock	—	—	2,934
Reversal of unamortized deferred compensation and additional paid-in capital related to prior year issuance of restricted common stock	—	2,421	—
Deferred compensation recorded from acceleration of stock option vesting	—	—	70

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

TiVo Inc. (together with its subsidiaries the Company or TiVo) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. TiVo is a provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo® service (TiVo service) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique advertising platform and audience research measurement services. The Company conducts its operations through one reportable segment.

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In prior years, the Company presented rebates, revenue share, and other payments to channel as a separate line item in its consolidated statement of operations. Commencing in the first quarter of fiscal year 2008 the Company now includes this line item primarily in related net revenues and to a lesser extent within sales and marketing, subscription acquisition costs. Additionally, in prior years we presented sales and marketing as a single line item in our operating expenses and we now break out sales and marketing and sales and marketing, subscription acquisition costs. All prior year’s amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, customer programs and incentives, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all investments with insignificant interest rate risk and original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair value.

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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions(*)	Ending Balance
	(In thousands)
Allowance for doubtful accounts:
Year Ended:
January 31, 2008	$271	$1,059	$(136)	$1,194
January 31, 2007	$56	$718	$(503)	$271
January 31, 2006	$104	$373	$(421)	$56

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. During the six month period ended January 31, 2008, $4.8 million of this charge was offset by sales of the previously written down inventory. During the year ended January 31, 2007, the Company had impaired $2.0 million in inventory and reserved approximately $500,000 for excess non-cancelable purchase commitments. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.

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

Capitalized Software

Costs of computer software to be sold, leased or otherwise marketed have been accounted for in accordance with Statements of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company achieves technological feasibility upon development of a working model. The period between the development of a working model and the release of the final product to customers is short, and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

The Company accounts for costs related to internally-developed software and software purchased for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use.” (SOP 98-1) In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, between one and five years.

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights carried at cost less accumulated amortization. Useful lives generally range from five to seven years.

Sales Taxes

In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3), the Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

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

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over the Company’s estimate of the useful life of a TiVo-enabled DVR associated with the subscription. Prior to November 1, 2007, the estimate of the useful life of these DVRs was 48 months. Effective November 1, 2007, the Company extended the period it uses to recognize product lifetime subscription revenues from 48 months to 54 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis with no adjustment to previously recognized revenues. Additionally, the Company also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 which are offered on a limited basis and primarily related to the TiVo HD DVR. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During fiscal year ending January 31, 2009, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

End users have the right to cancel their subscription within 30 days of the activation for a full refund. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from multiple system operators (MSOs), such as Cablevision and DIRECTV, as well as other service providers for provision of the TiVo service that are recognized as services are provided.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2, vendor specific objective evidence (VSOE) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis and assesses VSOE of fair value for maintenance and support on a contract by contract basis based on substantive stated contractual renewal rates. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”, certain payments to hardware manufacturers such as revenue share are shown as a reduction of technology revenues if the Company has generated technology revenues from these manufacturers. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.

Hardware Revenues. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. These allowances are recorded as a direct reduction of revenues and accounts receivable.

	Beginning Balance	Provision for Estimated Returns	Actual Returns	Ending Balance
	(In thousands)
Allowance for expected product returns:
Year Ended:
January 31, 2008	$2,726	$7,519	$(8,052)	$2,193
January 31, 2007	$1,694	$9,440	$(8,408)	$2,726
January 31, 2006	$753	$8,795	$(7,854)	$1,694

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes.

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

Stock-Based Compensation

The Company has equity incentive plans and an Employee Stock Purchase Plan (ESPP), under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Currently, the Company grants options from (1) the 1999 Equity Incentive Plan, under which options could be granted to all employees, including executive officers; and (2) the 1999 Non-Employee Directors’ Stock Option Plan, under which options are granted automatically to non-employee directors. In addition, TiVo’s stock option program includes the 1997 Equity Incentive Plan, from which the Company currently does not grant options. Upon the exercise of options, the Company issues new common stock from its authorized shares.

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

Advertising Costs

The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2008, 2007, and 2006, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were 34%, 17%, and 13% or $27.9 million, $15.9 million, and $10.4 million of total acquisition costs for the fiscal years ended January 31, 2008, 2007, and 2006, respectively. Included in these advertising expenses are $21.0 million, $12.8 million, and $7.9 million, respectively, related to media placement costs.

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

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective February 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

Upon adoption of FIN 48, the Company did not recognize an increase or a decrease in the liability for net unrecognized tax benefits, which would be accounted for through retained earnings. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

Comprehensive Loss

The Company has no material components of other comprehensive income or loss and, accordingly, the comprehensive loss is the same as the net loss for all periods presented.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. Available-for-sale marketable securities are reported at their fair value.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with one financial institution with a high credit rating. The Company also invests in auction rate securities. See Note 23. “Subsequent Events”. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term investments. The Company is exposed to credit risk on these instruments to the extent of the amount recorded on the consolidated balance sheet at January 31, 2008.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. DIRECTV represented approximately 8%, 10%, and 14%, of net revenues and 17%, 22%, and 24% of net accounts receivable for the fiscal years ended January 31, 2008, 2007, and 2006, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. One retailer generated 5%, 12%, and 29% of the Company’s net revenues and 18%, 19%, and 21% of the net accounts receivable for the fiscal years ended January 31, 2008, 2007, and 2006, respectively. Additionally, Comcast represented 38%, 0%, and 6% of the Company’s net accounts receivable for the fiscal year ended January 31, 2008, 2007, and 2006, respectively.

The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has long-term agreements with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for our DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer. The Company also relies on third parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial instruments and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on the Company’s results of operation and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (SFAS 159). The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS 159 to have a material effect on the Company’s results of operations and financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 160 is not expected to have a significant impact on TiVo’s consolidated financial statements or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (SFAS 141R). The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141R is not expected to have a significant impact on Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following table summarizes the amortized value of the Company’s cash and cash equivalents and short-term investments that approximates their fair value as of January 31, 2008 and 2007 (in thousands):

	As of January 31,
	2008	2007
Cash	$6,454	$7,527
Money market funds	69,363	63,614
U.S. corporate debt securities	2,995	17,938

Total cash and cash equivalents	78,812	89,079

Auction rate securities	16,600	33,810
Commercial paper	3,694	5,876

Total short-term investments	20,294	39,686

Total cash and cash equivalents, and short-term investments	$99,106	$128,765

The Company currently invests the majority of its cash in money market funds and maintains them with one financial institution with a high credit rating. TiVo also invests in commercial paper and auction rate securities. The Company does not invest directly in mortgage backed securities. As part of the Company’s cash management process, we perform periodic evaluations of the relative credit ratings of the securities’ issuers. TiVo has not experienced any credit losses on its cash, cash equivalents, or short-term investments through January 31, 2008. TiVo’s investment portfolio only includes instruments held for investment purposes, not trading purposes. As of January 31, 2008 and 2007, all of the Company’s auction rate securities had underlying maturities over 10 years and all other short-term investments had underlying maturities of less than one year.

4. BARTER TRANSACTION

During the second quarter of fiscal year 2008, the Company entered into a barter transaction, exchanging TiVo Series2™ standard definition DVR inventory with a net book value of $2,774,000 for barter credits that are redeemable for a percentage of future purchases of advertising media and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1,785,000. The resultant pre-tax loss on this exchange of $989,000 was included in the gross margin in the Company’s consolidated statement of operations for the fiscal year ended January 31, 2008.

In the fiscal year ended January 31, 2008, the Company utilized trade credits in the amount of $342,000. The credits expected to be utilized in the next twelve months in the amount of $800,000 are included in prepaid expenses and other current assets and the remaining $643,000 is included in other assets in the Company’s consolidated balance sheet at January 31, 2008. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2010.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31, 2008	January 31, 2007
	(In thousands)
Furniture and fixtures	$3,599	$3,414
Computer and office equipment	16,114	17,465
Lab equipment	2,399	2,100
Leasehold improvements	8,425	7,900
Capitalized internal use software	12,118	11,345

Total property and equipment	42,655	42,224
Less: accumulated depreciation and amortization	(31,306)	(30,518)

Property and equipment, net	$11,349	$11,706

Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2008, 2007 and 2006 was $7.1 million, $5.8 million, and $5.5 million, respectively.

6. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	January 31, 2008			January 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(833)	$667	$1,500	$(333)	$1,167
Capitalized software	1,951	(1,211)	$740	1,951	(807)	$1,144
Intellectual property rights	16,265	(4,150)	$12,115	16,265	(1,807)	$14,458

Purchased technology, capitalized software, and intangible assets	$19,716	$(6,194)	$13,522	$19,716	$(2,947)	$16,769

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

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2008, 2007, and 2006 was $3.2 million, $1.9 million, and $940,000, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2009	3,214
January 31, 2010	2,810
January 31, 2011	2,274
January 31, 2012	2,274
January 31, 2013	1,807
There after	1,143

Total	$13,522

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of January 31,
	2008	2007
	(In thousands)
Compensation and vacation	$9,133	$5,124
Consumer rebates	4,529	14,538
Marketing and promotions	2,720	6,471
Redeemable gift certificates for subscriptions	3,343	2,722
Other	7,325	7,687

Total accrued liabilities	$27,050	$36,542

8. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At January 31, 2008 and 2007, the accrued warranty reserve was $427,000 and $479,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. During the period of calendar year 2002 through 2006, the Company incurred legal fees in the amount of $6.1 million in connection with the indemnification and defense of a claim against one of its manufacturers of which approximately $50,000 was related to fiscal year 2007. In the quarter ended April 30, 2007 we incurred $1.5 million in expenses in connection with one of our customer’s settlement of a legal dispute. However, these indemnification obligations were not typical of the Company’s indemnity liability and do not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to the Company’s indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (USPTO) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all of the patent’s claims. On August 17, 2006, the district court denied TiVo’s request for enhanced damages and attorney’s fees and costs and granted TiVo’s motion for a permanent injunction. The district court denied EchoStar’s request to stay the injunction pending appeal On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.4 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages for the period of August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. EchoStar has stated it intends to appeal the Federal Circuit’s ruling to the Supreme Court. As of April 15, 2008, EchoStar has placed approximately $103.8 million in escrow during their appeal of the Company’s trial court victory. Pursuant to the terms of the escrow agreement between EchoStar and the Company, the Company shall receive payment of these escrowed funds if a writ of certiorari is not filed or is denied or if certiorari is granted but then the judgment in favor of the Company is affirmed in whole or in part by the Supreme Court. The escrow funds encompass damages through September 8, 2006 and related interest through August 16, 2008 only, and do not reflect damages since that date. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The USPTO has preliminarily rejected each of the claims of the ‘186, ‘685, and ‘804 patents, but we cannot assure you that all of the patent claims ultimately will be rejected or that they will not be amended and emerge from the USPTO reexamination proceedings. The Company intends to defend this action vigorously; however, the Company is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799 (“Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs”) and 5,983,214 (“System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.”) On or about April 30, 2007, Lycos served the Company with the complaint. The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. On August 8, 2007, the court granted a motion by TiVo, Netflix, and Blockbuster to transfer venue to the United States District Court for the District of Massachusetts. On February 28, 2008, a scheduling conference was held in which the court set forth a procedural schedule through July 31, 2008. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future, and in the event there is an adverse outcome, Company’s business could be harmed. No loss is considered probable or estimable at this time.

Securities Litigation. The Company and certain of its officers and directors (TiVo defendants) were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering (IPO) as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company’s executive officers who were named as defendants in this action were dismissed without prejudice.

On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to the Company’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. On February 15, 2005, the Federal District Court preliminarily approved the proposed settlement, and on April 24, 2006, the Federal District Court held the fairness hearing for the final approval of the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however on April 6, 2007, the Second Circuit denied the plaintiff’s petition. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a renewed Motion for Class Certification. Defendants filed a Motion to Dismiss on November 9, 2007. On March 26, 2008, the Court denied the Motion to Dismiss the focus cases, except as to a small-group of Section II plaintiffs.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2008, the Company has not accrued any liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. On April 27, 2006, the Company entered into the First Amendment to Lease Agreement, dated as of February 1, 2006, which amends the Lease Agreement, dated as of October 6, 1999. Under the Amendment, the Company extended for an additional three years, from March 9, 2007 to January 31, 2010, the original Lease Agreement. Under the terms of the Amendment, monthly rent is approximately $165,000 with built-in base rent escalations periodically throughout the lease term. The lease is classified as an operating lease. Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2008, 2007, and 2006 was $2.1 million, $2.1 million, and $3.0 million, respectively.

Additionally, the Company delivered a letter of credit totaling $477,000, to the landlord as collateral for performance by the Company of all of its obligations under the lease. The letter of credit is to remain in effect the entire term of the lease, but the amount does decrease over time. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

Operating lease cash payments for the fiscal years ended January 31, 2008, 2007, and 2006 were $3.1 million, $1.8 million, and $3.3 million, respectively. Future minimum operating lease payments as of January 31, 2008, are as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2009	2,428
January 31, 2010	2,433

Total	$4,861

10. STOCKHOLDERS EQUITY/(DEFICIT)

Common Stock

On September 11, 2006 the Company sold 8,264,463 shares of its common stock, to institutional investors at $7.865 per share. The shares were registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting the Company’s offering expenses of $442,000.

During the fiscal years ended January 31, 2008, 2007, and 2006, the Company issued 781,142 shares, 627,215 shares, and 671,348 shares, of common stock as a result of employee stock purchase plan purchases and 1,396,900 shares, 1,892,697 shares, and 1,643,915 shares, of common stock as a result of the exercise of stock options, respectively.

Warrants

During the fiscal years ended January 31, 2008, 2007, and 2006 there were no new common stock warrants issued, and no warrants remain outstanding as of January 31, 2008.

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

11. EQUITY INCENTIVE PLANS

1997 Equity Incentive Plan

Under the terms of the Company’s 1997 Equity Incentive Plan, adopted in 1997 and amended and restated in 1999 (the 1997 Plan), options to purchase shares of the Company’s common stock may be granted to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new hires typically vest 25% after the first year of service, and the remaining 75% vest ratably over the next 36 months. The vesting periods for options granted to continuing employees vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1997 Plan allowed individuals to exercise options prior to full vesting. The number of shares authorized for option grants under the 1997 Plan is 4,000,000. As of January 31, 2008, there are no shares remaining available for future grant.

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan is 52,384,204. The number of shares authorized for option grants is subject to an annual increase of the greater of 7% of outstanding shares or 4,000,000 shares. As of January 31, 2008, 22,355,742 shares of the total authorized remain available for future stock option grants.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2008, 598,541 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering, except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. However, on the purchase periods will be eight months and four months in length and will begin on January 1 and September 1 for the calendar year 2008, respectively. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. The number of shares available for stock issuance under this plan is subject to an annual increase on each October 31 through October 31, 2008, equal to the lowest of (i) 5 percent of the outstanding shares of common stock on a diluted basis, (ii) 500,000 shares, or (iii) a smaller number as determined by the Board of Directors. As of January 31, 2008, the total number of shares reserved for issuance under this plan is 4,000,000. As of this total 4,000,000 shares reserved for issuance under the Employee Stock Purchase Plan, there were 199,234 shares available for future purchases.

Stock Award Activity

A summary of the stock options activity and related information for the twelve months ended January 31, 2008, 2007, and 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2005	15,567	$8.44	4.41	$1,445
Grants	6,792	4.95
Exercises	(1,644)	4.26
Forfeitures or expirations	(3,924)	9.63

Outstanding at January 31, 2006	16,791	$7.16	6.13	$9,009
Grants	5,416	6.78
Exercises	(1,893)	4.79
Forfeitures or expirations	(2,144)	8.00

Outstanding at January 31, 2007	18,170	$7.19	7.05	$5,482
Grants	7,537	6.19
Exercises	(1,396)	5.08
Forfeitures or expirations	(2,249)	7.94

Outstanding at January 31, 2008	22,062	$6.91	6.76	$54,245

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $8.77 as of January 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $3.1 million, $4.8 million, and $3.2 million for the twelve months ended January 31, 2008, 2007, and 2006, respectively.

The following table summarizes information about options outstanding at January 31, 2008:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 0.45 - $ 4.14	2,423,421	5.95	$3.76	1,833,555	$3.72
$ 4.15 - $ 6.02	2,575,280	6.60	$5.41	1,543,733	$5.30
$ 6.03 - $ 6.18	5,414,896	8.96	$6.18	926,145	$6.18
$ 6.19 - $ 6.50	2,351,033	3.64	$6.37	1,458,735	$6.42
$ 6.51 - $ 6.52	2,459,000	7.60	$6.52	1,277,998	$6.52
$ 6.53 - $ 6.74	2,237,677	7.80	$6.70	1,147,590	$6.70
$ 6.75 - $ 7.93	2,220,106	7.21	$7.19	1,376,190	$7.23
$ 7.94 - $15.88	1,332,757	4.53	$9.83	1,262,879	$9.91
$15.89 - $21.00	941,250	2.35	$19.60	941,250	$19.60
$21.01 - $35.75	106,750	2.16	$22.99	106,750	$22.99

Total	22,062,170	6.76	$6.91	11,874,825	$7.54

Net cash proceeds from the exercise of stock options were $7.1 million, $9.1 million, and $7.0 million for the twelve months ended January 31, 2008, 2007, and 2006, respectively. Information regarding stock options outstanding at January 31, 2008 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Shares outstanding	22,062	$6.91	6.76	$54,245
Shares vested and expected to vest*	20,758	$6.96	6.68	$50,890
Shares exercisable	11,875	$7.54	5.66	$27,895

*	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R

Restricted Stock Awards

The Company had 902,203 restricted stock awards outstanding as of January 31, 2008, which were excluded from the options outstanding balances in the preceding tables. The total aggregate grant date fair value was $5.8 million. Aggregate intrinsic value of restricted stock awards at January 31, 2008 was $8.0 million based on the Company’s closing stock price on January 31, 2008. Approximately 176,000, 227,000, and 9,000 of the previously granted restricted stock awards vested during the twelve months ended January 31, 2008, 2007, and 2006, respectively. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total fair value of restricted stock awards vested was $1.2 million, $1.3 million, and $95,000 for the twelve months ended January 31, 2008, 2007, and 2006, respectively.

The following table summarizes the Company’s unvested stock activity for the three years ended January 31, 2008, 2007, and 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2005	9	$10.57
Granted	480	$6.11
Vested	(9)	$10.57
Forfeited	—	—

Unvested stock at January 31, 2006	480	$6.11

Granted	257	$7.32
Vested	(227)	$5.69
Forfeited	(14)	$6.71

Unvested stock at January 31, 2007	496	$6.91

Granted	642	$6.04
Vested	(176)	$6.66
Forfeited	(50)	$6.97

Unvested stock at January 31, 2008	912	$6.35

Performance-Based Awards

During fiscal year 2008, the Company initiated a performance-based plan that would grant restricted stock to specified manager-level employees based on the attainment of specified goals. The number of awards to be issued was determined in the first quarter of fiscal year 2009 based on upon meeting various departmental and company-wide performance goals for fiscal year 2008. The numbers of awards issued in March 2008 was 143,114 shares for restricted stock that will then vest over a two year period. Total compensation cost recognized related to these performance-based awards was approximately $302,000 for the fiscal year ended January 31, 2008. As of January 31, 2008, $811,000 of total unrecognized compensation cost related to these awards are expected to be recognized over a weighted-average period of 2.13 years.

12. RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the Retirement Plan) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan through January 31, 2008.

13. ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (Right) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (the Rights Plan). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more or 30.01% or more in the case of AOL and its affiliates and associates, of the Company’s common stock or announces a tender offer for 15% or more of the common stock, (Acquiring Person). On April 12, 2006, TiVo amended the Rights Plan’s definition of Acquiring Person to remove the defined term “Existing Holder”. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The rights are not exercisable as of the date of this filing. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

14. STOCK-BASED COMPENSATION

Total stock-based compensation recognized in the consolidated statements of operations for the twelve months ended January 31, 2008, 2007, and 2006, respectively is as follows:

SARs/Option Grants and EmployeeStock Purchase Rights

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands)
Cost of service revenues	$680	$470	$—
Cost of technology revenues	2,288	1,020	—
Research and development	6,684	5,169	—
Sales and marketing	1,865	1,340	—
General and administrative	8,747	5,020	—

Stock-based compensation expense before income taxes	$20,264	$13,019	$—
Income tax benefit	—	—	—

Total stock-based compensation	$20,264	$13,019	$—

Restricted Stock Grants

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands)
Cost of service revenues	$49	$—	$—
Cost of technology revenues	134	—	—
Research and development	642	427	(85)
Sales and marketing	340	309	55
General and administrative	1,410	957	415

Stock-based compensation expense before income taxes	$2,575	$1,693	$385
Income tax benefit	—	—	—

Total stock-based compensation	$2,575	$1,693	$385

No income tax benefit was realized from stock option exercises during the twelve months ended January 31, 2008, 2007, and 2006, respectively. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of January 31, 2008, $43.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.55 years. As of January 31, 2008, $4.5 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.49 years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Proforma information required under SFAS No. 123 and SFAS 148 for periods prior to fiscal year 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans, was as follows:

Fiscal Year Ended January 31, 2006
(In thousands, except per share amounts)
Net loss, as reported	$(36,999)
Add back: stock-based compensation expense recognized, net of related tax effects	385
Pro forma effect of stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(10,640)

Net loss, pro forma	$(47,254)

Basic and diluted loss per common share, as reported	$(0.44)

Basic and diluted loss per common share, pro forma	$(0.56)

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility in market traded options on the Company’s common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share Based Payments”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of the U.S. Treasury yield curve on investments with terns approximating the expected life during the fiscal quarter an option is granted.

The assumptions used for the twelve months ended January 31, 2008, 2007, and 2006, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
	Fiscal Year Ended January 31,
	2008	2007	2006	2008	2007	2006
Expected life (in years)	0.43	0.57	0.40	6.26	6.25	4.00
Volatility	56%	55%	62%	68%	81%	61%
Average risk free interest rate	4.23%	4.96%	3.54%	4.60%	4.81%	3.85%
Dividend Yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value during the period	$2.66	$1.95	$2.03	$4.08	$4.96	$2.38

Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of stockholder’ equity. In accordance with the provisions of SFAS 123R, on February 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the consolidated balance sheet.

15. INCOME TAXES

Income tax provision was $30,000, $52,000, and $64,000 in fiscal years 2008, 2007, and 2006, respectively, due to state income taxes and foreign withholding taxes paid in Korea and Japan. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands)
Federal statutory rate	$(11,010)	$(16,696)	$(12,927)
State taxes	29	41	38
Foreign withholding tax	1	11	26
Net operating loss and temporary differences for which no tax benefit was realized	6,570	13,540	12,766
Stock-Based compensation	4,260	3,074	—
Non-deductible expense and other	180	82	161

Total tax expense	$30	$52	$64

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss and credits	$171,251	$159,436
Deferred revenue and rent	39,923	48,977
Capitalized research	38,194	44,757
Other	17,292	12,647

Total deferred tax assets	$266,660	$265,817
Valuation allowance	(266,660)	(265,817)

Net deferred tax assets (liabilities)	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended January 31, 2008, 2007, and 2006 was an increase of $0.8 million, $5.0 million, and $17.6 million, respectively.

As of January 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $457.0 million and $203.0 million, respectively, available to reduce future income subject to income taxes. Of these amounts $25.0 million represents federal and state tax deductions from stock option compensation.

The federal net operating loss carryforwards expire beginning in 2013 through 2027. The state net operating loss carryforwards expire beginning in 2013 through 2018.

As of January 31, 2008, unused research and development tax credits of approximately $8.4 million and $9.5 million, respectively are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire if not utilized by 2013. California research and experimental tax credits carryforward indefinitely until utilized.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of February 1, 2007. At implementation, the Company had approximately $7.5 million of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at February 1, 2007	$7,515
Additions based on tax positions related to current year	445
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Settlements	—

Balance at January 31, 2008	$7,960

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through January 31, 2008

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2005 – 2008

• California	2004 – 2008

However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

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

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	Fiscal Year Ended January 31,
	2008	2007	2006
Unvested restricted stock outstanding	912,203	495,867	480,000
Options to purchase common stock	22,062,170	18,170,107	16,790,588
Potential shares to be issued from ESPP	199,234	480,376	166,453
Warrants to purchase common stock	—	—	3,515,524

Total	23,173,607	19,146,350	20,952,565

17. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (TGC), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in China, Singapore, Hong Kong, Macau and Taiwan. TGC’s technology license from TiVo is non-exclusive. The Company accounts for its investment in TGC under the equity method of accounting as it owns less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC as there is significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly, since the intellectual property licensed had no carrying value on the Company’s financial statements, no value has been assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal years 2008, 2007, and 2006 as TGC’s activity and financial position were not material.

Through TGC, the Company has gained access to high quality, engineering resources for the design and development of additional digital video recorder platforms. During fiscal years ended January 31, 2008, 2007 and 2006 the Company paid TGC $375,000, $2.2 million and $894,000 for a variety of services including research and development and service fees related to designing and building the Company’s product. Of these amounts $1.5 million was capitalized and classified as purchased technology, capitalized software, and intangible assets, net on the Company’s consolidated balance sheet during the fiscal year ended January 31, 2007.

As of January 31, 2008, TiVo’s preferred share investment accounted for approximately 49.2% of TGC’s equity. The Company has two seats on TGC’s five-member Board of Directors. Subject to restrictions and under specific circumstances, the Company also has a limited call right to acquire all of TGC after five years or upon a change of control of TiVo at a premium to TGC’s fair market value. The Company also has the right to acquire at least a majority of TGC in the event of a TGC initial public offering at the net initial public offering price. TGC is incorporated in the Cayman Islands.

With the approval of the Company’s Board of Directors, Ta-Wei Chien, TiVo’s former Senior Vice President, General Manager of TiVo Technologies, serves as TGC’s Chief Executive Officer and Chairman of TGC’s Board of Directors. Mr. Chien resigned from his position at TiVo on August 3, 2004.

18. CITIGROUP LINE OF CREDIT

On January 25, 2007, the Company entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent, for which the Company paid $250,000 in commitment fees during the fiscal year ended January 31, 2007. Citigroup, as lender, may syndicate its commitment under the credit agreement to other lenders, subject to certain limitations.

Under the terms of the credit agreement Citigroup will extend a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of January 31, 2008, the amount available for TiVo to borrow was $50 million. The Company may request that an additional $50 million be added to the revolving line of credit, subject to receipt of lender commitment and other conditions. The credit agreement requires the Company to use proceeds exclusively for working capital and general corporate purposes.

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

The credit agreement includes, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for certain permitted liens); make investments (other than certain types of investments); or pay dividends or make distributions (each subject to certain exceptions). The agreement also requires TiVo to comply with certain financial covenants. At January 31, 2008, the Company was in compliance with these covenants and had zero outstanding under the line of credit. The credit agreement terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by the Company without penalty upon written notice and prompt repayment of all amounts borrowed.

19. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC (Comcast STB), a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The agreement was subsequently amended several times, most recently on March 31, 2008. The Company agreed to develop a TiVo service software solution for deployment on Comcast’s DVR platforms In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides for eight additional one-year renewal terms beyond the initial term with certain deployment thresholds beginning after June 30, 2019. Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast, when such advertising features are developed. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

Deployment is expected in the future though no date has been set. As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution Comcast occurred on June 27, 2007 and has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008.

During the fiscal years ended January 31, 2008 and 2007, the Company recognized $12.2 million and $16.2 million, respectively in technology revenues and $13.0 million and $16.2 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a Statement of Work (SOW) entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco (Scientific Atlanta) DVRs. Of the $16.2 million recognized in the in the fiscal year ended January 31, 2007, $4.6 million was related to work performed during fiscal year ended January 31, 2006, but revenue and costs were deferred until the first quarter of fiscal year 2007, when TiVo and Comcast agreed upon the engineering services to be delivered. Currently, it is not possible to separate the various elements within the original arrangement due to a lack of fair value for certain undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

20. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. In addition, DIRECTV had the right to continue to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for each household using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. These deferred fees are classified on the Company’s consolidated balance sheets under deferred revenue, current. During the fiscal year ended January 31, 2008 DIRECTV had available $2.8 million in deferred fees, related to the period of February 1, 2006 through January 31, 2007. These fees were available to DIRECTV to use for development work during the fiscal year ended January 31, 2008. As specified in connection with our Eighth Amendment of our Development Agreement entered into as of July 25, 2007, DIRECTV utilized $1.7 million for development work, to enhance their subscriber’s TiVo user experience, the remaining $1.1 million which remained unused on January 31, 2008 was recognized as service revenues.

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

21. COX AGREEMENT

On August 22, 2006, TiVo entered into a non-exclusive licensing and distribution agreement with Cox Communications (Cox). Pursuant to the agreement, the Company has agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer TiVo DVR and advertising software to its customers and advertising clients respectively. In addition, the Company has agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

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

During the term of the agreement, the Company will provide Cox with certain customer support and maintenance services. The Company will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Cox. The Company will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse TiVo for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if the Company enters into future agreements with multi-channel video distributors whose commitment to deploy TiVo DVRs and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. During the fiscal year ended January 31, 2008, the Company recognized $215,000 in technology revenues and $255,000 in costs of technology revenues, related to the initial development under this agreement. No revenues or expenses were recognized in the fiscal year ended January 31, 2007.

22. RESIGNATION OF BOARD MEMBER

On August 30, 2007, the Company accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to the Transition and Consulting Agreement with Mr. Ramsay, effective August 30, 2007, he will continue to provide services to the Company as a consultant focused on technology and other issues through approximately August, 2009. Mr. Ramsay’s stock-based awards were modified to provide for accelerated and continued vesting and extended exercise periods. These modifications were valued at $2.4 million using a Black-Scholes option valuation model. Since Mr. Ramsay’s continued services were not deemed as a substantive future service period, the entire non-cash amount of $2.4 million was expensed immediately in the quarter ended October 31, 2007.

23. SUBSEQUENT EVENTS

As of January 31, 2008, the Company held approximately $16.6 million of investments, classified as current assets, with an auction reset feature (auction rate securities). In February 2008 the Company liquidated its investments in auction rate securities except for $5.0 million of auction rate securities that were part of failed auctions from February 14, 2008 through March 31, 2008. The Company believes it will be able to liquidate this remaining investment in auction rate securities without significant loss within the next year, primarily due to the government guarantee of the underlying securities.

On March 31, 2008, Comcast accepted the initial version of the TiVo Interactive Advertising Management System for future deployment on Comcast platforms. This acceptance occurred by the mutually agreed deadline on March 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of the end of the period covered by this report (“the Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and Rule 15d-15(f) during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2008. Management reviewed the results of its assessment with our Audit Committee.

KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2008, which is included herein.

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

ITEM 9B.	OTHER INFORMATION

As of January 31, 2008, the Company held approximately $16.6 million of investments, classified as current assets, with an auction reset feature (auction rate securities). In February 2008 the Company liquidated its investments in auction rate securities except for $5.0 million of auction rate securities that were part of failed auctions from February 14, 2008 through March 31, 2008. The Company believes it will be able to liquidate this remaining investment in auction rate securities without material loss within the next year, and it currently believes these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities based on the Company’s expected operating cash flows, and its other sources or cash, it does not anticipate the potential lack of liquidity on these investments will affect the Company’s current business plan.

On March 31, 2008, Comcast accepted the initial version of the TiVo Interactive Advertising Management System for future deployment on Comcast platforms. This acceptance occurred by the mutually agreed deadline on March 31, 2008.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Code of Ethics.

The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference. We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Vice President, Controller & Treasurer. This code of ethics is posted on our website located at www.tivo.com. The code of ethics may be found as follows: From our main Web page, first click on “About Us” in the footer of the page. Next Click on “Investor Relations” on the left hand side of the page. Next click on “Corporate Governance” under “Investor Relations.” Finally, click on “Code of Conduct.”

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

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 56 of this report.

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

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Second Amendment to Rights Agreement, dated as of April 12, 2006, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.10 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

4.11	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.12	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2*	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.4*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.6*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document (filed herewith).

10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.9*	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.10*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.11*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (filed herewith).

10.12*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.13*	Form of Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.14*	Form of Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.15+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.16+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.17+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.18+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.19	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.20+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.21+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.22+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10. 23+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.24+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.25+	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.26+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.27+	Seventh Amendment to the Development Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.28+	Eighth Amendment to the Development Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.29+	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.30+	First Amendment to the Amended and Restated Services Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.31+	Second Amendment to the Amended and Restated Services Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.32++	Third Amendment to the Amended and Restated Services Agreement, dated as of January 25, 2008, between TiVo Inc. and DIRECTV Inc. (filed herewith).

10.33	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.34	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2006).

10.35	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.36*	TiVo Inc. Fiscal Year 2007 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2006).

10.37*	TiVo Inc. Fiscal Year 2008 Bonus Plan for Executives (incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.38*	TiVo Inc. Fiscal Year 2009 Bonus Plan for Executives (filed herewith).

10.39+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.40+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.41+	Second Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.42+	Third Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.43+	Fourth Amendment to Vendor Agreement, effective as of, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.44+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report filed on April 15, 2005).

10.45	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.46+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.47	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report filed on December 9, 2005).

10.48+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.49+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.50+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.51++	Service Provider Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.52++	Remote Scheduling Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.53+	Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.54+	Addendum 1 to the Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc., Fandango Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.55*	Amended & Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective March 21, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.56*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective January 1, 2007 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.57*	Transition and Consulting Agreement, effective as of August 30, 2007, by and between Michael Ramsay and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.58+	Licensing and Marketing Agreement, effective as of March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.59	First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.60+	Second Amendment to the Licensing and Marketing Agreement, effective as of October 23, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.1 the registrant’s Quarterly Report on Form 10-Q filed on December 11, 2006).

10.61++	Third Amendment to the Licensing and Marketing Agreement, effective as of June 22, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.62++	Fourth Amendment to the Licensing and Marketing Agreement, effective as of August 27, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.63++	Fifth Amendment to the Licensing and Marketing Agreement, effective as of February 15, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

10.64++	Sixth Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (filed herewith).

10.65+	License and Distribution Agreement, dated as of August 22, 2006, between CoxCom, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.66	Credit Agreement, dated as of January 25, 2007, between Citigroup Global Markets Realty Corp. and TiVo Inc. (incorporated by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.67*	Consulting Agreement, effective as of July 9, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.68*	First Amendment to Consulting Agreement, effective as of August 16, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.69*	Second Amendment to Consulting Agreement, effective as of October 2, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.70*	Third Amendment to Consulting Agreement, effective as of November 14, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 15, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated April 15, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 15, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated April 15, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date: April 15, 2008	/S/ THOMAS ROGERS
Thomas Rogers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Rogers, Cal Hoagland, and Matthew Zinn and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer (Principal Executive Officer)	April 15, 2008

/S/ CAL HOAGLAND Cal Hoagland	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008

/s/ CHARLES FRUIT Charles Fruit	Director	April 15, 2008

/s/ JEFFREY HINSON Jeffrey Hinson	Director	April 15, 2008

/s/ RANDY KOMISAR Randy Komisar	Director	April 15, 2008

/s/ MARK W. PERRY Mark W. Perry	Director	April 15, 2008

/s/ JOSEPH UVA Joseph Uva	Director	April 15, 2008

/s/ THOMAS WOLZIEN Thomas Wolzien	Director	April 15, 2008

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 15, 2008

/s/ DAVID ZASLAV David Zaslav	Director	April 15, 2008