Form 10-Q
period 2008-04-30
TIVO INC
filed 2008-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 101,984,687 as of May 28, 2008.

© 2008 TiVo Inc. All Rights Reserved.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	our financial results, and expectations for profitability in the future;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, and Cablevision Mexico) subscriptions;

•	expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast and Cox and potential future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our services, operations, and future deployments internationally, such as potentially with Seven;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	Our estimates and expectations related to investments in auction rate securities;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of transition to digital distribution technologies by both broadcasters and cable operators.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A. “Risk Factors” in this quarterly report and contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report.

The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	April 30, 2008	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,800	$78,812
Short-term investments	1,798	20,294
Accounts receivable, net of allowance for doubtful accounts of $1,219 and $1,194	10,427	20,019
Inventories	13,889	17,748
Prepaid expenses and other, current	3,446	3,792

Total current assets	122,360	140,665
LONG-TERM ASSETS
Property and equipment, net	11,330	11,349
Purchased technology, capitalized software, and intangible assets, net	12,718	13,522
Prepaid expenses and other, long-term	1,793	1,513
Long-term investments	4,296	—

Total long-term assets	30,137	26,384

Total assets	$152,497	$167,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,066	$23,615
Accrued liabilities	23,256	28,834
Deferred revenue, current	58,163	59,341

Total current liabilities	89,485	111,790
LONG-TERM LIABILITIES
Deferred revenue, long-term	33,950	38,128
Deferred rent and other	227	309

Total long-term liabilities	34,177	38,437

Total liabilities	123,662	150,227
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 102,034,090 and 100,098,426, respectively, and outstanding shares are 101,854,510 and 99,970,947, respectively	102	100
Additional paid-in capital	802,186	792,654
Accumulated deficit	(771,449)	(775,086)
Treasury stock, at cost - 179,580 shares and 127,479 shares, respectively	(1,300)	(846)
Unrealized loss on marketable securities	(704)	—

Total stockholders’ equity	28,835	16,822

Total liabilities and stockholders’ equity	$152,497	$167,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended April 30,
	2008	2007
Revenues
Service revenues	$48,443	$54,155
Technology revenues	6,407	3,932
Hardware revenues	5,945	2,293

Net revenues	60,795	60,380
Cost of revenues
Cost of service revenues (1)	11,194	10,155
Cost of technology revenues (1)	3,920	3,507
Cost of hardware revenues	10,344	10,648

Total cost of revenues	25,458	24,310

Gross margin	35,337	36,070

Research and development (1)	14,748	14,245
Sales and marketing (1)	5,936	5,303
Sales and marketing, subscription acquisition costs	1,159	5,790
General and administrative (1)	10,336	11,222

Total operating expenses	32,179	36,560

Income (loss) from operations	3,158	(490)
Interest income	579	1,416
Interest expense and other	(87)	(83)

Income before income taxes	3,650	843
Provision for income taxes	(13)	(8)

Net income	$3,637	$835

Net income per common share - basic	$0.04	$0.01

Net income per common share - diluted	$0.04	$0.01

Weighted average common shares used to calculate basic net income per share	99,386,826	96,829,128

Weighted average common shares used to calculate diluted net income per share	102,709,583	98,046,685

(1) Includes stock-based compensation expense as follows :

Cost of service revenues	$191	$157
Cost of technology revenues	606	463
Research and development	1,982	1,628
Sales and marketing	540	476
General and administrative	2,158	1,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,637	$835
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,572	2,620
Stock-based compensation expense	5,477	4,640
Allowance for doubtful accounts	25	—
Changes in assets and liabilities:
Accounts receivable	9,567	2,483
Inventories	3,859	19
Prepaid expenses and other	66	621
Accounts payable	(15,649)	(22,009)
Accrued liabilities	(5,578)	(6,745)
Deferred revenue	(5,356)	(8,530)
Deferred rent and other long-term liabilities	(82)	(147)

Net cash used in operating activities	$(1,462)	$(26,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term and long-term investments	—	(3,037)
Sales of short-term investments	13,496	—
Acquisition of property and equipment	(1,649)	(1,160)
Acquisition of capitalized software and intangibles	—	(375)

Net cash provided by (used in) investing activities	$11,847	$(4,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	4,057	852
Treasury Stock - repurchase of stock for tax withholding	(454)	(85)

Net cash provided by financing activities	$3,603	$767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13,988	$(30,018)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	78,812	89,079

Balance at end of period	$92,800	$59,061

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

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2008, the Company determined that it had under accrued approximately $1.8 million in fiscal year 2003 through fiscal year 2007 related to non-income based taxes for those years. Management concluded that these errors were immaterial to the fiscal years 2003 through 2007 consolidated financial statements, but that its correction in the current year would be material. Accordingly, pursuant to Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the consolidated balance sheet as of January 31, 2008 has been revised to reflect the increase of $1.8 million in accrued liabilities with a corresponding increase in accumulated deficit. Correction of statements of operations for fiscal years 2003 through 2007 will be made the next time the Company files prior-year financial statements.

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

Revenue Recognition and Deferred Revenue

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized ratably over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over the Company’s estimate of the useful life of a TiVo-enabled DVR associated with the subscription. Prior to November 1, 2007, the estimate of the useful life of these DVRs was 48 months. Effective November 1, 2007, the Company extended the period it uses to recognize product lifetime subscription revenues from 48 months to 54 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis with no adjustment to previously recognized revenues. Additionally, the Company also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During fiscal year ending January 31, 2009, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

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

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended or EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2 or EITF 00-21, vendor specific objective evidence (VSOE) or verifiable objective evidence (VOE) of fair value, respectively, is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE or VOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis and assesses VSOE of fair value for maintenance and support on a contract by contract basis based on substantive stated contractual renewal rates.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE or VOE for undelivered elements in the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.

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

The Company sells the DVR and service directly to end-users through bundled sales programs available through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). The VOE of fair value of the subscription services is established based on standalone sales of the service and varies by a pricing plan. Revenue for these bundled programs is allocated between hardware revenue for the hardware and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon DVR delivery and the subscription revenue recognized ratably over the term of the service commitment.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended April 30, 2008, the Company’s gross margin was positively impacted by $1.6 million for the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected by further increase or reductions in inventory-related charges or reversals.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with one financial institution with a high credit rating. The Company also invests in auction rate securities and as of April 30, 2008, the Company had $4.3 million in auction rate securities in long-term investments. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced any credit losses on its cash, cash equivalents, or short-term and long-term investments. The Company is exposed to credit risk on these instruments to the extent of the amount recorded on the condensed consolidated balance sheet at April 30, 2008.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. DIRECTV represented approximately 31% and 22% of net accounts receivable for the quarters ended April 30, 2008 and 2007, respectively. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. One retailer represented 16% and 10% of the net accounts receivable for the quarters ended April 30, 2008 and 2007, respectively. Additionally, Comcast represented 13% and 14% of the Company’s net accounts receivable for the quarters ended April 30, 2008 and 2007, respectively.

The Company is dependent on sole suppliers for several key components, assemblies, and services. The Company has long-term agreements with Tribune Media Services, the sole supplier of the Company’s programming guide data for the TiVo service. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (SFAS 141R). The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the capitalization of in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141R is not expected to have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In February 2008, the FASB issued Financial Staff Positions (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on its consolidated financial position and results of operations.

3.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At April 30, 2008 and 2007, the accrued warranty reserve was $338,000 and $208,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. During the period of calendar year 2002 through 2006, the Company incurred legal fees in the amount of $6.1 million in connection with the indemnification and defense of a claim against one of its manufacturers. In the quarter ended April 30, 2007 we incurred $1.5 million in expenses in connection with one of our customer’s settlement of a legal dispute under and indemnification obligation. However, these indemnification obligations were not typical of the Company’s indemnity liability and do not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to the Company’s indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

4.	FAIR VALUE

Effective February 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of the investments in auction rate securities. This is because the cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair Value Measurement at April 30, 2008 Using
	April 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market	$90,431	$90,431	$—	$—
Commercial paper	1,798	—	1,798	—
Auction rate securities	4,296	—	—	4,296

	$96,525	$90,431	$1,798	$4,296

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the quarter ended April 30, 2008 (in thousands):

Auction Rate Securities
Balance, January 31, 2008	$—
Transfer into Level 3	5,000
Total unrealized losses included in other comprehensive income	(704)

Balance, April 30, 2008	$4,296

Marketable securities measured at fair value using Level 3 inputs are comprised primarily of auction rate securities within the Company’s available-for-sale investment portfolio. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by student loans guaranteed by the U.S. government. The fair value of our auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding, and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

The Company has the ability and intent to hold these securities until anticipated recovery. Based on such assessment, there were no other-than-temporary impairments on these securities as of April 30, 2008. All of TiVo’s auction rate securities are recorded in long-term investments on its condensed consolidated balance sheet.

5.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$3,637	$835

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock of 1,322,424 shares and 506,248 shares, respectively	99,387	96,829
Weighted average effect of dilutive securities:
Stock options and restricted stock	3,323	1,218

Denominator for diluted net income per common share	102,710	98,047

Basic net income per common share	$0.04	$0.01

Diluted net income per common share	$0.04	$0.01

The weighted average number of shares outstanding used in the computation of basic and diluted net income per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of April 30,
	2008	2007
Unvested restricted stock outstanding	469,020	—
Options to purchase common stock	11,684,419	19,013,803

Total	12,153,439	19,013,803

6.	COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants’ willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (USPTO) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all of the patent’s claims. On August 17, 2006, the district court denied TiVo’s request for enhanced damages and attorney’s fees and costs and granted TiVo’s motion for a permanent injunction. The district court denied EchoStar’s request to stay the injunction pending appeal. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.4 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages for the period of August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. EchoStar has stated it intends to appeal the Federal Circuit’s ruling to the Supreme Court. As of April 15, 2008, EchoStar has placed approximately $103.8 million in escrow during their appeal of the Company’s trial court victory. Pursuant to the terms of the escrow agreement between EchoStar and the Company, the Company shall receive payment of these escrowed funds if a writ of certiorari is not filed or is denied or if certiorari is granted but then the judgment in favor of the Company is affirmed in whole or in part by the Supreme Court. The escrow funds encompass damages through September 8, 2006 and related interest through August 16, 2008 only, and do not reflect damages since that date. With respect to the district court’s injunction and damages after September 8, 2006, on May 30, 2008, the district court held a scheduling hearing with the parties where it scheduled a September 4, 2008 hearing on TiVo’s contempt of court motion for EchoStar’s alleged continued violation of the district court’s injunction. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that EchoStar’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On January 3, 2007, Lycos, Inc. filed a complaint against the Company, Netflix, Inc., and Blockbuster, Inc. in the U.S. District Court for the Eastern District of Virginia alleging infringement, inducement of others to infringe, and contributory infringement of U.S. Patent No. 5,867,799 (“Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs”) and 5,983,214 (“System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network.”) On or about April 30, 2007, Lycos served the Company with the complaint. The complaint alleges that Lycos, Inc. is the owner of these patents and has the right to sue and recover for infringement thereof. The complaint further alleges that the Company has infringed this patent by making, using, selling, offering to sell and importing digital video recorder products that incorporate information filtering technology. The complaint further alleges that defendants continue to willfully infringe such patents. On August 8, 2007, the court granted a motion by TiVo, Netflix, and Blockbuster to transfer venue to the United States District Court for the District of Massachusetts. On May 30, 2008, the Company and Lycos, Inc. entered into a license and settlement agreement for an immaterial amount.

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

Other. In April 2008, the Attorney General of Missouri served TiVo Inc. with an investigative demand subpoena seeking information as to whether the Company has engaged in any unlawful merchandising practices in connection with its rebate program in the State of Missouri. The Company has been cooperating with the investigation. Should there be an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2008, the Company has not accrued any liability for any lawsuits filed against the Company, with the exception of the Lycos, Inc. settlement, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution occurred on June 27, 2007 and Comcast accepted the TiVo advertising management system on March 31, 2008.

During the quarters ended April 30, 2008 and 2007, the Company recognized $4.0 million and $3.3 million, respectively in technology revenues and $2.7 million and $3.3 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a Statement of Work (SOW) entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco (Scientific Atlanta) DVRs. Currently, it is not possible to separate the various elements within the original arrangement due to a lack of fair value for certain undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

8.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended April 30,
	2008	2007
	(In thousands)
Net income	$3,637	$835
Other comprehensive income:
Unrealized loss on investments	(704)	—

Comprehensive income	$2,933	$835

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on April 15, 2008, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this Report and our most recent annual report on Form 10-K filed on April 15, 2008, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, broadband video content delivered via the TiVoCast feature (including premium content delivered from Amazon Unbox™), TiVo KidZone, and TiVo Online Scheduling. As of April 30, 2008, there were approximately 3.8 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers and broadcasters such as DIRECTV, Comcast, and Cablevision Mexico and in the future Cox and Seven (Australia). We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview

During the three months ended April 30, 2008, while our revenues stayed relatively flat compared to prior-year period, we recorded net income of $3.6 million due to a significant reduction in sales and marketing, subscription acquisition costs. During the three months ended April 30, 2008, we experienced a decrease in our TiVo-Owned subscription base and subscription revenues, as compared to the same prior-year period. TiVo-Owned subscription gross additions for the quarter ended April 30, 2008 were 48,000, down 16% from 57,000 in the same prior-year period. The churn in TiVo-Owned subscriptions was 65,000 subscriptions, leading to net subscription losses of 17,000 TiVo-Owned subscriptions during the quarter ended April 30, 2008. The decrease in TiVo-Owned subscription gross additions was due to increased competition.

For this fiscal year ending January 31, 2009, we expect to incur a lower amount of our consumer hardware rebate expenses as we transition away from rebates on our newer DVRs, and we expect our advertising expenditures will also decline, relative to prior-year periods as we focus on managing our total acquisition costs.

In this fiscal year ending January 31, 2009, we expect to continue our efforts to increase our subscription base by adding new TiVo-Owned subscriptions and through mass distribution partnerships such as Comcast and Cox; however, we expect losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV is no longer deploying new TiVo boxes and our mass distribution deals with Comcast, Cox, and several international companies are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2009 will benefit from new TiVo-Owned subscriptions, advertising sales, and audience research measurement sales growth and from mass distribution partnerships including Comcast, Cox, Seven, and others. However, we expect these increases to service revenue to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized, TiVo-Owned subscription churn and a decline in MSOs/Broadcaster-related service revenues due to further losses in our DIRECTV subscription installed base.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, and New Hampshire, and soon will be available in an additional New England state, with the rollout process expected to continue. Activities, including trials, related to the TiVo service on Cox are underway and we expect market launch to occur later in our current fiscal year.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006
TiVo-Owned Subscription Gross Additions:	48	109	69	41	57	163	101	74
Subscription Net Additions/(Losses):
TiVo-Owned	(17)	33	4	(19)	1	101	53	30
MSOs/Broadcasters	(128)	(155)	(134)	(126)	(103)	(91)	(37)	(29)

Total Subscription Net Additions/(Losses)	(145)	(122)	(130)	(145)	(102)	10	16	1
Cumulative Subscriptions:
TiVo-Owned	1,728	1,745	1,712	1,708	1,727	1,726	1,625	1,572
MSOs/Broadcasters	2,073	2,201	2,355	2,489	2,615	2,718	2,809	2,846

Total Cumulative Subscriptions	3,801	3,946	4,067	4,197	4,342	4,444	4,434	4,418
Fully Amortized Active Lifetime Subscriptions	163	175	190	180	179	165	138	129
% of TiVo-Owned Cumulative	61%	61%	60%	59%	59%	58%	55%	53%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six-month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. While during the quarter ended April 30, 2006, we discontinued general sale of the product lifetime service option, during the quarter ended January 31, 2008, we began offering product lifetime service subscriptions only to existing customers and in May, 2008 we began offering product lifetime subscriptions to all customers. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSO/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes.

TiVo-Owned subscriptions declined by 17,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to 1.7 million subscriptions for the quarter ended April 30, 2008. This compared to the 1,000 TiVo-Owned subscriptions net additions for same prior fiscal year period. We believe this decline was largely due to an increase in churn resulting from increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products. Additionally, we do not have a high definition DVR for satellite TV subscribers as the satellite providers have not provided us with access to their HD television signals. Our MSOs/Broadcasters installed subscription base decreased by 542,000 subscriptions to 2.1 million subscriptions as of April 30, 2008 as compared to the same prior-year period. This decrease is due to DIRECTV’s promotion of a competing DVR service and our other mass distribution deals being still in the early phases of deployment.

As of April 30, 2008, approximately 163,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 24% of our cumulative lifetime subscriptions as compared to 25% for the same prior-year period. We continue to incur costs of service for these subscriptions without recognizing corresponding subscription revenues. The number of fully amortized active lifetime subscriptions declined, as compared to the prior-year period primarily due to the lifetime churn. Effective November 1, 2007, we extended the period we used to recognize product lifetime subscription revenues from 48 months to 54 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. There were no additions to the fully amortized active lifetime subscriptions during the quarter ended April 30, 2008 since under the revised amortization period, product lifetime subscriptions that would have become fully amortized using the old amortization period are not yet fully amortized subscriptions at April 30, 2008. We expect the number of fully amortized lifetime subscriptions to increase during the fiscal year ending January 31, 2009; however, we cannot predict whether the cumulative number of fully amortized active lifetime subscriptions will increase or decrease as this will depend on churn of already fully amortized lifetime subscriptions and churn of subscriptions that will become fully amortized during the fiscal year ending January 31, 2009.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006
Average TiVo-Owned subscriptions	1,737	1,727	1,708	1,719	1,729	1,673	1,596	1,559
TiVo-Owned subscription cancellations	(65)	(76)	(65)	(60)	(56)	(62)	(48)	(44)

TiVo-Owned Churn Rate per month	-1.3%	-1.5%	-1.3%	-1.2%	-1.1%	-1.2%	-1.0%	-0.9%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.3% for the fiscal quarter ended April 30, 2008, as compared to 1.1% in the same prior-year period and we expect churn to increase further in future periods as a result of increasing churn from product lifetime subscriptions as well as a result of increased price competition, and the growing importance of high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARD™ technology.

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

	Three Months Ended
	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007	Apr 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,159	$7,195	$9,050	$9,015	$5,790	$9,915	$5,016	$3,053
Hardware revenues	(5,945)	(16,066)	(17,240)	(6,199)	(2,293)	(19,890)	(13,476)	(6,503)
Cost of hardware revenues	10,344	23,885	29,114	28,271	10,648	43,534	31,925	21,607

Total Acquisition Costs	5,558	15,014	20,924	31,087	14,145	33,559	23,465	18,157

TiVo-Owned Subscription Gross Additions	48	109	69	41	57	163	101	74
Subscription Acquisition Costs (SAC)	$116	$138	$303	$758	$248	$206	$232	$245

	Twelve Months Ended
	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	Jul 31, 2006
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$26,419	$31,050	$33,770	$29,736	$23,774	$20,767	$16,803	$17,259
Hardware revenues	(45,450)	(41,798)	(45,622)	$(41,858)	(42,162)	(41,588)	(35,833)	(28,973)
Cost of hardware revenues	91,614	91,918	111,567	$114,378	107,714	112,212	107,489	100,231

Total Acquisition Costs	72,583	81,170	99,715	102,256	89,326	91,391	88,459	88,517

TiVo-Owned Subscription Gross Additions	267	276	330	362	395	429	487	478
Subscription Acquisition Costs (SAC)	$272	$294	$302	$282	$226	$213	$182	$185

As a result of the seasonal nature of our subscription growth, total acquisition costs varies significantly during the year. Management primarily reviews the SAC metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscriptions. For example, we have historically experienced increased TiVo-Owned subscription gross additions during the fourth quarter, however, sales and marketing, subscription acquisition activities occur throughout the year. As such, we have also provided SAC on a rolling twelve month basis.

During the three months ended April 30, 2008, our total acquisition costs were $5.6 million, a decrease of $8.6 million from the same prior-year period. Sales and marketing, subscription acquisition costs decreased by $4.6 million and our hardware gross margin loss decreased by $4.0 million as we focus on reducing our subscription acquisition costs. A portion of this decline in gross margin loss is due to a benefit of $1.6 million in the quarter ended April 30, 2008 resulting from the sales of previously impaired excess and obsolete inventory.

The decrease in SAC of $132, for the three months ended April 30, 2008 as compared to the same prior-year period, was largely related to our decrease in total acquisition costs and was slightly offset by a decreased number of gross subscription additions.

For this fiscal year ending January 31, 2009, we expect to incur a lower amount of our consumer hardware rebates as we transition away from rebates on our newer DVRs and we expect our advertising expenditures will decline as compared to the prior-year period, as we focus on reducing total acquisition costs.

During the twelve months ended April 30, 2008, our total acquisition costs were $72.6 million, a decrease of $16.7 million from the same prior-year period. The decrease in total acquisition costs was primarily related to a decrease in our hardware gross margin loss of $19.4 million, as we transition away from rebates on our newer DVRs, offset by increased sales and marketing, subscription acquisition costs of $2.6 million related to our advertising efforts during the fiscal year ended January 31, 2008.

The increase in SAC of $46, for the twelve months ended April 30, 2008 as compared to the same prior-year period, was largely related to increased sales and marketing, subscription acquisition spending combined with a decreased number of gross subscription additions. Additionally, our hardware costs of revenues includes a combined inventory and inventory purchase commitment charge of $4.8 million related to TiVo Series2 standard definition DVR inventory and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, advertising, and audience research measurement. ARPU does not include rebates, revenue share, and other payments to channel that reduce our GAAP revenues. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006
	(In thousands, except ARPU)
Total Service revenues	48,443	51,025	52,940	53,376	54,155	53,543	49,000	49,430
Less: MSOs/Broadcasters-related service revenues	(5,699)	(7,133)	(6,599)	(6,553)	(7,160)	(8,452)	(7,573)	(8,196)

TiVo-Owned-related service revenues	42,744	43,892	46,341	46,823	46,995	45,091	41,427	41,234
Average TiVo-Owned revenues per month	14,248	14,631	15,447	15,608	15,665	15,030	13,809	13,745
Average TiVo-Owned per month subscriptions	1,737	1,727	1,708	1,719	1,729	1,673	1,596	1,559

TiVo-Owned ARPU per month	$8.20	$8.47	$9.04	$9.08	$9.06	$8.98	$8.65	$8.82

The decrease in TiVo-Owned ARPU per month for the quarter ended April 30, 2008 was largely due to a decline in our TiVo-Owned service revenues of $4.3 million. This decrease was primarily due to a decrease in product lifetime revenue as compared to the prior-year period and by the longer amortization period we use to recognize product lifetime subscriptions. Effective November 1, 2007, we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. Due to this extended revenue recognition period and the reduction in our subscription rates in November 2007, we expect fiscal year 2009 TiVo-Owned ARPU per month to be lower.

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

	Three Months Ended
MSOs/Broadcasters Average Revenue per Subscription	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006	July 31, 2006
	(In thousands, except ARPU)
Total Service revenues	48,443	51,025	52,940	53,376	54,155	53,543	49,000	49,430
Less: TiVo-Owned-related service revenues	(42,744)	(43,892)	(46,341)	(46,823)	(46,995)	(45,091)	(41,427)	(41,234)

MSOs/Broadcasters-related service revenues	5,699	7,133	6,599	6,553	7,160	8,452	7,573	8,196
Average MSOs/Broadcasters revenues per month	1,900	2,378	2,200	2,184	2,387	2,817	2,524	2,732
Average MSOs/Broadcasters per month subscriptions	2,136	2,279	2,422	2,554	2,668	2,767	2,837	2,858

MSOs/Broadcasters ARPU per month	$0.89	$1.04	$0.91	$0.86	$0.89	$1.02	$0.89	$0.96

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

The MSOs/Broadcasters’ related service revenues for the quarter ended April 30, 2008 remained flat at $0.89 per subscription, as compared to the same prior-year period, but declined $0.15 as compared to the quarter ended January 31, 2008. Included in the MSOs/Broadcasters’-related service revenues for the quarter ended January 31, 2008 is $1.1 million of DIRECTV revenue that was deferred in fiscal year 2007 for DIRECTV’s use on development work during fiscal year 2008. DIRECTV’s right to use these deferred fees expired on January 31, 2008, consequently we recognized these deferred fees as service revenue for the quarter ended January 31, 2008 resulting in an increased ARPU per month.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. As of April 30, 2008, 163,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 24% of our cumulative lifetime subscriptions as compared to 25% for the fiscal year ended April 30, 2007. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $1.8 million for the quarter ended April 30, 2008. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During the fiscal year ending January 31, 2009, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended April 30, 2008 the majority of our technology revenues are related to Comcast and international development agreements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated the demand for our TiVo HD DVR would lower the expected sales of standard definition DVRs and this change in our sales forecast, resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the subsequent quarters ended October 31, 2007 and January 31, 2008, we consumed $4.8 million of previously impaired inventory and in the quarter ended April 30, 2008, we consumed $1.6 million of previously impaired inventory, due to better than expected sales of our standard definition DVR. Should our standard definition product continue to sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also be benefited in the remaining quarters of fiscal year ending January 31, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 160 is not expected to have a significant impact on TiVo’s consolidated financial statements.

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

In February 2008, the FASB issued Financial Staff Positions (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on its consolidated financial position and results of operations.

Results of Operations

Net Revenues. Our net revenues for the quarter ended April 30, 2008 and 2007 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2008		2007
	(In thousands, except percentages)
Service revenues	$48,443	80%	$54,155	90%
Technology revenues	$6,407	10%	$3,932	6%
Hardware revenues	$5,945	10%	$2,293	4%

Net revenues	$60,795	100%	$60,380	100%

Change from same prior-year period	1%		6%

Service Revenues. The decrease in Service revenues of $5.7 million in the quarter ended April 30, 2008 as compared to the same prior-year period was due to lower TiVo-Owned product lifetime service revenues and a decline in MSO/Broadcaster revenue from DIRECTV as they no longer offer new TiVo service subscriptions to their customers and continue to experience cancellation of their existing TiVo service subscribers. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a reduction of service revenues of $1.8 million for the quarter ended April 30, 2008.

Technology Revenues. Technology revenues for the quarter ended April 30, 2008 were higher than the same prior-year period largely due to new development work primarily related to our international projects combined with slightly larger Comcast technology revenues, as compared to the same prior-year period.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the quarter ended April 30, 2008, increased by $3.7 million, as compared to the same prior-year period. This increase in net hardware revenues is largely related to an increase of 13,000 hardware units sold during the quarter ended April 30, 2008, as compared to the same prior-year period. Additionally, these units were sold at a higher average selling price as compared to the same prior-year period, due to the introduction of our TiVo HD DVR, which was not available during the quarter ended April 30, 2007. Additionally, our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we currently offer no rebates on our TiVo HD DVR.

Cost of service revenues.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Cost of service revenues	$11,194	$10,155
Change from same prior-year period	10%	-3%
Percentage of service revenues	23%	19%
Service gross margin	$37,249	$44,000
Service gross margin as a percentage of service revenues	77%	81%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the quarter ended April 30, 2008 increased by $1.0 million as compared to the same prior-year period. This increase in cost of service revenues was primarily related to increased headcount related costs of $941,000.

Cost of technology revenues.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Cost of technology revenues	$3,920	$3,507
Change from same prior-year period	12%	-52%
Percentage of technology revenues	61%	89%
Technology gross margin	$2,487	$425
Technology gross margin as a percentage of technology revenues	39%	11%

Cost of technology revenues increased by 12% or $413,000, as compared to the same prior-year period. This increase in cost of technology revenues is related to new development work primarily for our new international projects.

Technology gross margin increased by $2.1 million, as compared to the same prior-year period. This increase in technology gross margin is primarily related to the Comcast development work, and the methodology used to recognize revenues related to this work. During the quarter ended April 30, 2007, we recognized revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. During the quarter ended April 30, 2008, the engineering work performed under the August 2007 statement of work was considered a separate arrangement from the earlier Comcast development work. Revenue from engineering work subsequent to signing the statement of work on August 27, 2007 is recognized using the percentage-of-completion method.

Cost of hardware revenues.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Cost of hardware revenues	$10,344	$10,648
Change from same prior-year period	-3%	-30%
Percentage of hardware revenues	174%	464%
Hardware gross margin	$(4,399)	$(8,355)
Hardware gross margin as a percentage of hardware revenue	-74%	-364%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. During the three month period ended April 30, 2008, cost of hardware revenues and consequently gross margin was benefited by a reversal of $1.6 million of previously impaired inventory due to the better than expected sales of our standard definition DVRs. Additionally, our rebate expense decreased by approximately $2.0 million, further decreasing our hardware gross margin loss. Should our standard definition product continue to sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also benefit in the remaining quarters of fiscal year ending January 31, 2009.

Research and development expenses.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Research and development expenses	$14,748	$14,245
Change from same prior-year period	4%	11%
Percentage of net revenues	24%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses in the quarter ended April 30, 2008 as compared to the same prior-year period was largely due to an increased headcount related expenses of $709,000 coupled with an increase in stock-based compensation of $354,000. These increases were offset by increased R&D expenses allocated to cost of technology revenues of $154,000 combined with a decrease in prototype expense of $367,000.

Sales and marketing expenses.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$5,936	$5,303
Change from same prior-year period	12%	9%
Percentage of net revenues	10%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase in sales and marketing expenses in the quarter ended April 30, 2008 was largely related to increased headcount related costs associated with the audience research measurement department.

Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,159	$5,790
Change from same prior-year period	-80%	108%
Percentage of net revenues	2%	10%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the quarter ended April 30, 2008, as compared to the same prior-year period is primarily due to our focus on reducing subscription acquisition costs and significantly reduced advertising spending, specifically in the television medium.

General and administrative expenses.

	Three Months Ended April 30,
	2008	2007
	(In thousands, except percentages)
General and administrative	$10,336	$11,222
Change from same prior-year period	-8%	-25%
Percentage of net revenues	17%	19%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. The decrease in general and administrative expenses both as a percentage of net revenues and absolute dollars in the quarter end April 30, 2008, relative to the quarter ended April 30, 2007, was largely related to $1.5 million of legal expense incurred in the quarter ended April 30, 2007 in connection with one of our customer’s settlement of a legal dispute under an indemnification obligation. This decrease was offset by a $404,000 increase in headcount related costs during the three months ended April 30, 2008.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the quarter ended April 30, 2008 was $579,000 or approximately a 59% decrease over the $1.4 million from the prior fiscal year. The decrease was primarily a result of a decrease in the average interest rate earned in the quarter ended April 30, 2008 to approximately 2.4% from 5.3% in the same prior year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At April 30, 2008, we had $94.6 million of cash and cash equivalents, and short-term investments. We believe our cash and cash equivalents, and short-term investments, combined with funds generated/used from operations, and borrowing capacity under our revolving line of credit facility with Citigroup provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by financing activities. Although we currently anticipate this source of liquidity, together with cash, cash equivalents, short-term investments and borrowing capacity under our revolving credit facility; will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2008	2007
Net cash used in operating activities	$(1,462)	$(26,213)
Net cash provided by (used in) investing activities	$11,847	$(4,572)
Net cash provided by financing activities	$3,603	$767

Net Cash Used in Operating Activities

The decrease in net cash used in operating activities of $24.8 million during the three months ended April 30, 2008 as compared to the same prior-year period was attributable to an increase of $2.8 million in our net income combined with increased accounts receivable payments of $7.1 million, decreased inventory spending of $3.9 million, and reduced payments to vendors of $7.6 million.

Net Cash Used in Investing Activities

The net cash provided by investing activities for the three months ended April 30, 2008 was approximately $11.8 million compared to net cash used by investing activities of $4.6 million for the same prior-year period. This change was primarily due to our liquidation of a majority of our investments in auction rate securities of approximately $13.5 million.

Net Cash Provided by Financing Activities

For the three months ended April 30, 2008 and 2007, the principal source of cash generated from financing activities was related to the issuance of common stock of $4.1 million and $852,000, respectively, upon exercise of stock options.

Financing Agreements

Universal Shelf Registration Statement.

We have an effective universal shelf registration statement on Form S-3 (No. 333-146156) on file with the Securities and Exchange Commission under which we may issue up to $100,000,000 of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup has extended a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of April 30, 2008, we could borrow the full $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit, subject to receipt of lending commitments and other conditions. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of April 30, 2008, we had no borrowings outstanding under this credit agreement.

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

dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At April 30, 2008, we were in compliance with these covenants. The credit agreement terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$4,250	$2,427	$1,823	$—	$—
Purchase obligations	9,825	$9,825	—	—	—

Total contractual cash obligations	$14,075	$12,252	$1,823	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $800,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated April 30, 2008. Our other commercial commitment as of April 30, 2008, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$402	$75	$327	$—	$—

Total contractual obligations	$402	$75	$327	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at April 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds and maintain them with a financial institution with a high credit rating. We also invest in commercial paper and auction rate securities. We do not invest in mortgage backed securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of April 30, 2008, we held approximately $5.0 million of investments, with an auction reset feature (auction rate securities). These auction rate securities were part of failed auctions from February 14, 2008 through April 30, 2008. Due to uncertainty about liquidity of these securities and our intent to hold them until their value recovers, we reclassified these securities to long-term investments on our condensed consolidated balance sheet. We have recorded $704,000 in unrealized losses on these auction-rate securities, reducing the long-term investments to approximately $4.3 million. We have the intent and ability to hold these securities until their anticipated recovery such that we will be able to liquidate our remaining investment in auction rate securities without material loss, primarily due to the government guarantee of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of April 30, 2008 (the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There has been no changes in our internal control over financial reporting during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2008 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2008 and subsequent reports on Forms 10-Q and 8-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Mr. Charles B. Fruit, a member of the Board of Directors and the Board’s Audit Committee of TiVo Inc., died unexpectedly on May 27, 2008.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated June 9, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated June 9, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2008	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: June 9, 2008	By:	/s/ CAL HOAGLAND
Cal Hoagland
Interim Chief Financial Officer (Principal Financial and Accounting Officer)