Form 10-Q
period 2008-07-31
TIVO INC
filed 2008-09-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 102,186,414 as of August 27, 2008.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	our financial results, and expectations for profitability in the future;

•	our expectations with respect to the possible future outcome in our on-going litigation with EchoStar;

•	Our expectations with respect to the timing of further rollout of the TiVo service on Comcast, the launch of the TiVo service on Cox and the launch of the HD DIRECTV DVR;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, and Cablevision Mexico) subscriptions;

•	expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, DIRECTV, Seven (Australia), and Cox and potential future deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	consumer rebate redemption rates and expenses associated with sales incentive programs;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs and our possible utilization of such inventory reserves in the future;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our services, operations, and future deployments internationally, such as with Seven (Australia);

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to investments in auction rate securities;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of transition to digital distribution technologies by both broadcasters and cable operators.

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 31, 2008	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,777	$78,812
Short-term investments	—	20,294
Accounts receivable, net of allowance for doubtful accounts of $1,263 and $1,194	14,456	20,019
Inventories	9,910	17,748
Prepaid expenses and other, current	3,685	3,792

Total current assets	133,828	140,665
LONG-TERM ASSETS
Property and equipment, net	10,620	11,349
Purchased technology, capitalized software, and intangible assets, net	12,225	13,522
Prepaid expenses and other, long-term	1,735	1,513
Long-term investments	4,451	—

Total long-term assets	29,031	26,384

Total assets	$162,859	$167,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$14,211	$23,615
Accrued liabilities	25,273	28,834
Deferred revenue, current	54,357	59,341

Total current liabilities	93,841	111,790
LONG-TERM LIABILITIES
Deferred revenue, long-term	30,604	38,128
Deferred rent and other	145	309

Total long-term liabilities	30,749	38,437

Total liabilities	124,590	150,227
COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000; Issued shares are 102,225,380 and 100,098,426, respectively, and outstanding shares are 102,008,361 and 99,970,947, respectively	102	100
Additional paid-in capital	808,753	792,654
Accumulated deficit	(768,507)	(775,086)
Treasury stock, at cost - 217,019 shares and 127,479 shares, respectively	(1,530)	(846)
Unrealized loss on marketable securities	(549)	—

Total stockholders’ equity	38,269	16,822

Total liabilities and stockholders’ equity	$162,859	$167,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues
Service revenues	$48,174	$53,376	$96,617	$107,531
Technology revenues	5,369	3,084	11,776	7,016
Hardware revenues	11,699	6,199	17,644	8,492

Net revenues	65,242	62,659	126,037	123,039
Cost of revenues
Cost of service revenues (1)	11,245	10,064	22,439	20,219
Cost of technology revenues (1)	3,124	3,696	7,044	7,203
Cost of hardware revenues	15,249	28,271	25,593	38,919

Total cost of revenues	29,618	42,031	55,076	66,341

Gross margin	35,624	20,628	70,961	56,698

Research and development (1)	15,323	15,070	30,071	29,315
Sales and marketing (1)	5,906	5,381	11,842	10,684
Sales and marketing, subscription acquisition costs	888	9,015	2,047	14,805
General and administrative (1)	10,869	10,392	21,205	21,614

Total operating expenses	32,986	39,858	65,165	76,418

Income (loss) from operations	2,638	(19,230)	5,796	(19,720)

Interest income	421	1,331	1,000	2,747
Interest expense and other	(94)	209	(181)	126

Income (loss) before income taxes	2,965	(17,690)	6,615	(16,847)
Provision for income taxes	(23)	—	(36)	(8)

Net income (loss)	$2,942	$(17,690)	$6,579	$(16,855)

Net income (loss) per common share - basic	$0.03	$(0.18)	$0.07	$(0.17)

Net income (loss) per common share - diluted	$0.03	$(0.18)	$0.06	$(0.17)

Weighted average common shares used to calculate basic net income (loss) per share	100,025,002	97,084,184	99,705,914	96,956,656

Weighted average common shares used to calculate diluted net income (loss) per share	102,217,222	97,084,184	102,489,411	96,956,656

(1) Includes stock-based compensation expense as follows :
Cost of service revenues	$239	$178	$430	$335
Cost of technology revenues	507	504	1,113	967
Research and development	2,140	1,967	4,122	3,595
Sales and marketing	336	332	876	808
General and administrative	2,352	2,261	4,510	4,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,579	$(16,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	5,070	5,206
Stock-based compensation expense	11,051	9,882
Inventory write-down	—	7,486
Loss on inventory barter transaction	—	989
Allowance for doubtful accounts	69	637
Changes in assets and liabilities:
Accounts receivable	5,494	6,502
Inventories	7,838	(3,007)
Prepaid expenses and other	(115)	224
Accounts payable	(9,595)	(17,218)
Accrued liabilities	(3,561)	(8,011)
Deferred revenue	(12,508)	(15,613)
Deferred rent and other long-term liabilities	(164)	(128)

Net cash provided by (used in) operating activities	$10,158	$(29,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term and long-term investments	—	(15,014)
Sales of short-term investments	15,294	9,000
Acquisition of property and equipment	(2,535)	(3,900)
Acquisition of capitalized software and intangibles	(318)	(375)

Net cash provided by (used in) investing activities	$12,441	$(10,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	5,050	1,484
Proceeds from issuance of common stock related to employee stock purchase plan	—	1,826
Treasury Stock - repurchase of stock for tax withholding	(684)	(265)

Net cash provided by financing activities	$4,366	$3,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$26,965	$(37,150)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	78,812	89,079

Balance at end of period	$105,777	$51,929

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

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and Cox for subscription growth and in the future DIRECTV. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2008 and January 31, 2008 and the results of operations for the three and six month periods ended July 31, 2008 and 2007 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2008 and 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008. Operating results for the three and six month periods ended July 31, 2008 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2009.

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

Also included in service revenues are fees received from multiple system operators (MSOs), such as Comcast, Cablevision, and DIRECTV, and broadcasters such as Seven (Australia) as well as other service providers for provision of the TiVo service that are recognized as services are provided or as fees become fixed or determinable.

Technology Revenues. The Company recognizes technology revenues under technology licensing and engineering services agreements in accordance with SOP 97-2, “Software Revenue Recognition,” as amended. In instances where TiVo hosts the TiVo service we follow the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. For each agreement or arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2 or EITF 00-21, vendor specific objective evidence (VSOE) or verifiable objective evidence (VOE) of fair value, respectively, is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE or VOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis.

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

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes.

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

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the three and six month periods ended July 31, 2008, the Company’s gross margin was positively impacted by $1.4 million and $3.0 million, respectively for the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. As of July 31, 2008 the Company maintains a $5.5 million inventory reserve as a result of these prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with one financial institution with a high credit rating. The Company also invests in auction rate securities and as of July 31, 2008, the Company had $4.5 million in auction rate securities classified as long-term investments. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments. The Company is exposed to credit risk on these instruments to the extent of the amount recorded on the condensed consolidated balance sheet at July 31, 2008.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. The Company’s accounts receivable concentrations as of July 31, 2008 and 2007 were as follows:

	As of July 31,
	2008	2007
DIRECTV	21%	28%
Seven (Australia)	20%	0%
Best Buy	14%	17%
Comcast	6%	13%
Other customers	39%	42%

Total accounts receivable, net	100%	100%

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after February 1, 2009.

3. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At July 31, 2008 and 2007, the accrued warranty reserve was $266,000 and $485,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities and the Company indemnifies its officers and directors. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. For example, under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties including in the current litigation filed against the Company and Humax by EchoStar Technologies Corporation on April 29, 2005.

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. During the period of calendar year 2002 through 2006, the Company incurred legal fees in the amount of $6.1 million in connection with the indemnification and defense of a claim against one of its manufacturers. In the quarter ended April 30, 2007 the Company incurred $1.5 million in expenses under an indemnification obligation in connection with one of its customer’s settlement of a legal dispute. However, these indemnification obligations were not typical of the Company’s indemnity liability and do not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to the Company’s indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

As of July 31, 2008, the Company has $1.4 million in trade credits remaining. The credits expected to be utilized in the next twelve months in the amount of $450,000 are included in prepaid expenses and other current assets and the remaining $993,000 is included in other assets in the Company’s condensed consolidated balance sheet at July 31, 2008. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2010.

5. FAIR VALUE

Effective February 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. SFAS 157 establishes a three- tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s cash equivalents and marketable securities are classified within Level 1, with the exception of the investments in auction rate securities. This is because the cash equivalents are valued using quoted market prices. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. Assets and liabilities measured at fair value are summarized below (in thousands):

	July 31, 2008	Fair Value Measurement at July 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market	$96,627	$96,627	$—	$—
Auction rate securities	$4,451	—	—	4,451

	$101,078	$96,627	$—	$4,451

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and six months ended July 31, 2008 (in thousands):

	Auction Rate Securities
	Three Months Ended July 31, 2008	Six Months Ended July 31, 2008
Balance, beginning of period	$4,296	$—
Transfer into Level 3	—	5,000
Total unrealized gains (losses) included in other comprehensive income	155	(549)

Balance, July 31, 2008	$4,451	$4,451

Marketable securities measured at fair value using Level 3 inputs are comprised of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by student loans guaranteed by the U.S. government. The fair value of our auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding, and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

The Company has the ability and intent to hold these securities until anticipated recovery. Based on such assessment, there were no other-than-temporary impairments on these securities as of July 31, 2008. All of TiVo’s auction rate securities are recorded in long-term investments on its condensed consolidated balance sheet.

6. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss)	$2,942	$(17,690)	$6,579	$(16,855)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	100,025	97,084	99,706	96,957
Weighted average effect of dilutive securities:
Stock options and restricted stock	2,192	—	2,783	—

Denominator for diluted net income (loss) per common share	102,217	97,084	102,489	96,957

Basic net income (loss) per common share	$0.03	$(0.18)	$0.07	$(0.17)

Diluted net income (loss) per common share	$0.03	$(0.18)	$0.06	$(0.17)

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of July 31,
	2008	2007
Unvested restricted stock outstanding	808,057	431,832
Options to purchase common stock	12,324,478	23,199,595
Potential shares to be issued from ESPP	—	57,564

Total	13,132,535	23,688,991

7. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On May 16, 2006, the United States Patent and Trademark Office (USPTO) issued its first Office Action in response to a request by the defendants for reexamination of the ‘389 patent. The USPTO reexamined all 61 claims set forth in the ‘389 patent, confirming the validity of the majority of the claims, including two of the claims that the defendants have been found to have willfully infringed, and rejecting some of the claims. On November 28, 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate in its reexamination of the Company’s U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System,” closing the reexamination and confirming the patentability of all of the patent’s claims. On August 17, 2006, the district court denied TiVo’s request for enhanced damages and attorney’s fees and costs and granted TiVo’s motion for a permanent injunction. The district court denied EchoStar’s request to stay the injunction pending appeal. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. The district court also ordered EchoStar Communications Corporation to pay TiVo approximately $74.0 million in damages as awarded by the jury, prejudgment interest at the prime rate through July 31, 2006 of approximately $5.4 million, and supplemental damages for infringement through July 31, 2006 in the amount of approximately $10.3 million. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On November 27, 2006, the district court denied all of EchoStar’s post-judgment motions. On January 23, 2007, the district court awarded the Company prejudgment interest and supplemental damages for the period of August 1, 2006 through September 8, 2006 in the amounts of approximately $790,000 and $3.5 million, respectively. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. On August 11, 2008, EchoStar filed a writ of certiorari with the Supreme Court. As of August 16, 2008, EchoStar has placed approximately $106.4 million in escrow during their appeal of the Company’s trial court victory. Pursuant to the terms of the escrow agreement between EchoStar and the Company, the Company shall receive payment of these escrowed funds if EchoStar’s writ of certiorari filed on August 11, 2008 is denied or if certiorari is granted but then the judgment in favor of the Company is affirmed in whole or in part by the Supreme Court. The escrow funds encompass damages through September 8, 2006 and related interest through February 16, 2009 only, and do not reflect damages since that date. With respect to the district court’s injunction and damages after September 8, 2006, on September 4, 2008, the district court held a hearing on TiVo’s contempt of court motion for EchoStar’s alleged continued violation of the district court’s injunction and additional damages owed to TiVo during the period in which the injunction was stayed. The Company is incurring material expenses in this litigation. The Company has not recorded any gain from this patent victory as it is still on appeal.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay, which is still in place, of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend this action vigorously; however, the Company is incurring material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the Second Circuit on December 5, 2006, reversing the District Court’s granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement had provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. Under the proposed settlement, in the event that the plaintiffs did not recover at least $1 billion from the non-settling defendants, the insurers for the settling issuers would make up the difference; the maximum amount that could be charged to the Company’s insurance policy under the proposed settlement in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million.

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. On July 25, 2008, thirty of the issuers, including the Company, in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The motions are pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2008, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

8. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC (Comcast STB), a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The agreement was subsequently amended several times, most recently on March 27, 2008. The Company agreed to develop a TiVo service software solution for deployment on Comcast’s DVR platforms In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

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

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution occurred on June 27, 2007 and TiVo advertising management system on March 31, 2008.

During the six months ended July 31, 2008 and 2007, the Company recognized $7.8 million and $5.1 million, respectively in technology revenues and $5.0 million and $5.1 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under various Statements of Work (SOW) for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco (Scientific Atlanta) DVRs. Due to a lack of fair value for certain undelivered elements in the original agreement. the Company was recognizing revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. The engineering work performed under the subsequent SOWs is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$2,942	$(17,690)	$6,579	$(16,855)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	155	—	(549)	—

Comprehensive income (loss)	$3,097	$(17,690)	$6,030	$(16,855)

10. SUBSEQUENT EVENTS

On September 2, 2008, the Company entered into a new Amended & Restated Development Agreement with DIRECTV, Inc., which amends and restates, its prior Development Agreement with DIRECTV. The new agreement extends the expiration date of the agreement with DIRECTV from February 15, 2010 to February 15, 2015, with DIRECTV having the right to extend further until February 15, 2018, subject to limited exceptions. Under the terms of our non-exclusive agreement, TiVo will develop a new version of the TiVo® service for DIRECTV’s broadband-enabled high definition DVR platform. As part of this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in February 2010, and those minimum payments are substantially higher than the minimum payments in the prior agreement. On an annual basis, the Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded up-front by DIRECTV subject to limited future fee credits.

DIRECTV is also obligated to annual marketing commitments, including significant cross-channel promotion of the high definition DIRECTV DVR with TiVo service to be developed by TiVo. Further, the new agreement extends each party’s covenant not to assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. In addition, going forward, DIRECTV is entitled to most favored customer terms as compared with other multi-channel video distributors in the United States to whom TiVo grants a license to distribute certain TiVo technology in the future. DIRECTV has the right to terminate the agreement in the event it is the subject of certain change of control transactions involving certain companies. TiVo also has the right to terminate the agreement, including the patent covenant, if we are unable to deliver the product within a specified time period due to non-TiVo issues.

In addition, on September 2, 2008, the Company entered into a new Second Amended & Restated Services Agreement with DIRECTV, Inc., which amends and restates, its prior Amended & Restated Services Agreement with DIRECTV. Under this new agreement, TiVo continues to have the right to sell advertising and audience research and measurement products in connection with DIRECTV DVRs with TiVo service deployed prior to the effective date of this new agreement, and such rights will extend to new high definition DIRECTV DVRs with TiVo service to be developed by TiVo.

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

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, broadband video content delivered via the TiVoCast feature (including premium content delivered from Amazon’s Video on Demand service), TiVo KidZone, and TiVo Online Scheduling. As of July 31, 2008, there were approximately 3.6 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers and broadcasters such as DIRECTV, Comcast, Cablevision Mexico, and Seven (Australia) and in the future Cox. We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview

During the three and six months ended July 31, 2008, our net revenues increased $2.6 million and $3.0 million, respectively from the comparable prior year period. We recorded net income of $2.9 million and $6.6 million, for the three and six months ended July 31, 2008 largely due to a significant reduction in sales and marketing, subscription acquisition costs. Additionally, during the three and six months ended July 31, 2008, our hardware gross margin benefited from the consumption of $1.4 million and $3.0 million, respectively, of previously impaired inventory, due to better than expected sales of our standard definition DVR. During the three and six months ended July 31, 2008, we experienced a decrease in our TiVo-Owned subscription base and subscription revenues, as compared to the same prior year period. TiVo-Owned subscription gross additions for the quarter ended July 31, 2008 were 36,000, down 12% from 41,000 in the same prior year period. The churn in TiVo-Owned subscriptions was 78,000 subscriptions, leading to net subscription losses of 42,000 TiVo-Owned subscriptions during the quarter ended July 31, 2008. The decrease in TiVo-Owned subscription gross additions was due to increased competition.

For this fiscal year ending January 31, 2009, we expect to incur lower consumer hardware rebate expenses as we transition away from rebates on our newer DVRs. Also, while we expect our advertising expenditures in the second half of fiscal year 2009 will be greater than in the first half of fiscal year 2009, relative to the second half of last year, we expect our advertising expenditures to be lower in the second half of fiscal 2009 as we focus on managing our total acquisition costs.

In this fiscal year ending January 31, 2009, we expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD platform described below and our mass distribution deals with Comcast, Cox, and Seven (Australia) are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2009 to be lower than in fiscal year 2008 as revenues from new TiVo-Owned subscriptions, advertising sales, audience research measurement sales, and from mass distribution partnerships including Comcast, Cox, Seven (Australia), and others are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized and continued subscription losses in our TiVo-Owned and MSOs/Broadcasters’ subscriptions. Additionally, as announced on September 3, 2008, we have extended our current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo® service. Under the terms of this non-exclusive arrangement, DIRECTV and TiVo will work together to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform for an expected launch in the second half of calendar year 2009.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, and New Hampshire, and is now also available in Connecticut, with the rollout process expected to continue. Activities, including trials, related to the TiVo service on Cox are underway and we expect market launch to occur later in our current fiscal year.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven (Australia), and Comcast for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006
TiVo-Owned Subscription Gross Additions:	36	48	109	69	41	57	163	101

Subscription Net Additions/(Losses):
TiVo-Owned	(42)	(17)	33	4	(19)	1	101	53
MSOs/Broadcasters	(136)	(128)	(155)	(134)	(126)	(103)	(91)	(37)

Total Subscription Net Additions/(Losses)	(178)	(145)	(122)	(130)	(145)	(102)	10	16

Cumulative Subscriptions:
TiVo-Owned	1,686	1,728	1,745	1,712	1,708	1,727	1,726	1,625
MSOs/Broadcasters	1,937	2,073	2,201	2,355	2,489	2,615	2,718	2,809

Total Cumulative Subscriptions	3,623	3,801	3,946	4,067	4,197	4,342	4,444	4,434

Fully Amortized Active Lifetime Subscriptions	194	163	175	190	180	179	165	138

% of TiVo-Owned Cumulative	60%	61%	61%	60%	59%	59%	58%	55%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSOs/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes.

TiVo-Owned subscriptions declined by 42,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to just below 1.7 million subscriptions for the quarter ended July 31, 2008. This compared to a decrease of 19,000 TiVo-Owned subscriptions net losses for same prior fiscal year period. We believe this increase in TiVo-Owned subscriptions losses was largely due to an increase in churn resulting from increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products. Additionally, we will not have a high definition DVR for satellite TV subscribers until the launch of the new HD platform developed in cooperation with DIRECTV under the previously described agreement. As a result, we expect further net losses in our TiVo-Owned subscription base during the third quarter of fiscal year 2009. Our MSOs/Broadcasters installed subscription base decreased by 136,000 subscriptions to approximately 1.9 million subscriptions as of July 31, 2008 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR service and our other mass distribution deals being still in the early phases of deployment. However, we have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which is expected to be launched and promoted by DIRECTV in the second half of calendar 2009.

As of July 31, 2008, approximately 194,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 29% of our cumulative lifetime subscriptions as compared to 26% for the same prior year period. We continue to incur costs of service for these subscriptions without recognizing corresponding subscription revenues. We expect the number of fully amortized lifetime subscriptions to increase during the fiscal year ending January 31, 2009; however, we cannot predict whether the cumulative number of fully amortized active lifetime subscriptions will increase or decrease as this will depend on churn of already fully amortized lifetime subscriptions and churn of subscriptions that will become fully amortized during the fiscal year ending January 31, 2009.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our lowest cost product offerings, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006
Average TiVo-Owned subscriptions	1,712	1,737	1,727	1,708	1,719	1,729	1,673	1,596

TiVo-Owned subscription cancellations	(78)	(65)	(76)	(65)	(60)	(56)	(62)	(48)

TiVo-Owned Churn Rate per month	-1.5%	-1.3%	-1.5%	-1.3%	-1.2%	-1.1%	-1.2%	-1.0%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.5% for the fiscal quarter ended July 31, 2008, as compared to 1.2% in the same prior year period and we expect churn to increase further in future periods as a result of increasing churn from product lifetime subscriptions as well as a result of increased price competition, and the growing importance of high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARD™ technology.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties subscription gross additions, such as MSOs/Broadcasters’ gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs/Broadcasters’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Jul 31, 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007	Apr 30, 2007	Jan 31, 2007	Oct 31, 2006
Subscription Acquisition Costs	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$888	$1,159	$7,195	$9,050	$9,015	$5,790	$9,915	$5,016
Hardware revenues	(11,699)	(5,945)	(16,066)	(17,240)	(6,199)	(2,293)	(19,890)	(13,476)
Less: MSOs/Broadcasters-related hardware revenues	4,934	698	—	—	—	—	—	—
Cost of hardware revenues	15,249	10,344	23,885	29,114	28,271	10,648	43,534	31,925
Less: MSOs/Broadcasters-related cost of hardware revenues	(4,515)	(581)	—	—	—	—	—	—

Total Acquisition Costs	4,857	5,675	15,014	20,924	31,087	14,145	33,559	23,465

TiVo-Owned Subscription Gross Additions	36	48	109	69	41	57	163	101
Subscription Acquisition Costs (SAC)	$135	$118	$138	$303	$758	$248	$206	$232

	Twelve Months Ended
	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006
Subscription Acquisition Costs	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$18,292	$26,419	$31,050	$33,770	$29,736	$23,774	$20,767	$16,803
Hardware revenues	(50,950)	(45,450)	(41,798)	(45,622)	(41,858)	(42,162)	(41,588)	(35,833)
Less: MSOs/Broadcasters-related hardware revenues	5,632	698	—	—	—	—	—	—
Cost of hardware revenues	78,592	91,614	91,918	111,567	114,378	107,714	112,212	107,489
Less: MSOs/Broadcasters-related cost of hardware revenues	(5,096)	(581)	—	—	—	—	—	—

Total Acquisition Costs	46,470	72,700	81,170	99,715	102,256	89,326	91,391	88,459

TiVo-Owned Subscription Gross Additions	262	267	276	330	362	395	429	487
Subscription Acquisition Costs (SAC)	$177	$272	$294	$302	$282	$226	$213	$182

As a result of the seasonal nature of our subscription growth, total acquisition costs vary significantly during the year. Management primarily reviews the SAC metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscriptions. For example, we have historically experienced increased TiVo-Owned subscription gross additions during the fourth quarter, however, sales and marketing, subscription acquisition activities occur throughout the year. As such, we have also provided SAC on a rolling twelve month basis.

During the three months ended July 31, 2008, our total acquisition costs were $4.8 million, a decrease of $26.2 million from the same prior year period. Sales and marketing, subscription acquisition costs decreased by $8.1 million as we curtailed our advertising efforts. Additionally, our TiVo-Owned hardware gross margin loss decreased by $18.1 million. A portion of this decline in hardware gross margin loss is due to a benefit of $1.4 million in the quarter ended July 31, 2008 resulting from the sales of previously impaired excess and obsolete inventory, combined with lower rebate expense during the quarter ended July 31, 2008 as compared to the same prior year period. Additionally, during the three months ended July 31, 2007 hardware gross margin included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory.

The decrease in SAC of $623, for the three months ended July 31, 2008 as compared to the same prior year period, was largely related to our decrease in total acquisition costs and was slightly offset by a decreased number of gross subscription additions. Additionally, during the three months ended July 31, 2007 hardware gross margin included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory.

For this fiscal year ending January 31, 2009, we expect to incur lower consumer hardware rebate expenses as we transition away from rebates on our newer DVRs. Also, while we expect our advertising expenditures in the second half of fiscal year 2009 will be greater than in the first half of fiscal year 2009, relative to the second half of last year, we expect our advertising expenditures to be lower in the second half of fiscal year 2009 as we focus on managing our total acquisition costs.

During the twelve months ended July 31, 2008, our total acquisition costs were $46.5 million, a decrease of $55.8 million from the same prior year period. The decrease in total acquisition costs was primarily related to a decrease in our hardware gross margin loss of $44.3 million, as we transition away from rebates on our newer DVRs, offset by increased sales and marketing, subscription acquisition costs of $11.4 million related to our advertising efforts during the fiscal year ended January 31, 2008. The decrease in SAC of $105, for the twelve months ended July 31, 2008 as compared to the same prior year period, was largely related to decreased total acquisition costs combined with a decreased number of gross subscription additions. Additionally, during the twelve months ended July 31, 2007 hardware gross margin included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series 2 standard definition DVR inventory. The hardware gross margin for the twelve months ended July 31, 2008 included a benefit of $7.8 million as previously impaired Series2 standard definition DVR inventory was sold through.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006
	(In thousands, except ARPU)
Total Service revenues	48,174	48,443	51,025	52,940	53,376	54,155	53,543	49,000
Less: MSOs/Broadcasters-related service revenues	(5,781)	(5,699)	(7,133)	(6,599)	(6,553)	(7,160)	(8,452)	(7,573)

TiVo-Owned-related service revenues	42,393	42,744	43,892	46,341	46,823	46,995	45,091	41,427
Average TiVo-Owned revenues per month	14,131	14,248	14,631	15,447	15,608	15,665	15,030	13,809
Average TiVo-Owned per month subscriptions	1,712	1,737	1,727	1,708	1,719	1,729	1,673	1,596

TiVo-Owned ARPU per month	$8.25	$8.20	$8.47	$9.04	$9.08	$9.06	$8.98	$8.65

The decrease in TiVo-Owned ARPU per month for the quarter ended July 31, 2008 was largely due to a decline in our TiVo-Owned service revenues of $4.4 million, as compared to the same prior year period. This decrease was primarily due to a decrease in product lifetime revenue as compared to the prior year period and by the longer amortization period we use to recognize product lifetime subscriptions. Effective November 1, 2007, we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. Due to this extended revenue recognition period and the reduction in our subscription rates in November 2007, we expect fiscal year 2009 TiVo-Owned ARPU per month to be lower.

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

	Three Months Ended
MSOs/Broadcasters Average Revenue per Subscription	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007	Oct 31, 2006
	(In thousands, except ARPU)
Total Service revenues	48,174	48,443	51,025	52,940	53,376	54,155	53,543	49,000
Less: TiVo-Owned-related service revenues	(42,393)	(42,744)	(43,892)	(46,341)	(46,823)	(46,995)	(45,091)	(41,427)

MSOs/Broadcasters-related service revenues	5,781	5,699	7,133	6,599	6,553	7,160	8,452	7,573
Average MSOs/Broadcasters revenues per month	1,927	1,900	2,378	2,200	2,184	2,387	2,817	2,524
Average MSOs/Broadcasters per month subscriptions	2,009	2,136	2,279	2,422	2,554	2,668	2,767	2,837

MSOs/Broadcasters ARPU per month	$0.96	$0.89	$1.04	$0.91	$0.86	$0.89	$1.02	$0.89

Beginning in February 2006, TiVo began deferring a portion of the DIRECTV subscription fees equal to the fair value of the undelivered development services. Additionally, beginning in February 2007, DIRECTV began paying us a monthly fee for all DIRECTV households with DIRECTV receivers with TiVo service similar to the lower amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since March 15, 2002, subject to a monthly minimum payment by DIRECTV.

The MSOs/Broadcasters’ related service revenues for the quarter ended July 31, 2008 increased $.10 per subscription to $0.96 per subscription, as compared $0.86 for the same prior year period, and increased $0.07 as compared to the quarter ended April 30, 2008. These increases are primarily related to increased MSOs/Broadcasters’-related advertising revenues, as compared to the three month periods ending July 31, 2007 and April 30, 2008.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. As of July 31, 2008, 194,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 29% of our cumulative lifetime subscriptions as compared to 26% for the quarter ended July 31, 2007. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $1.2 million and $3.0 million for the three and six months ended July 31, 2008. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During the fiscal year ending January 31, 2009, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended July 31, 2008, the majority of our technology revenues are related to Comcast and international development agreements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated the demand for our TiVo HD DVR would lower the expected sales of standard definition DVRs and this change in our sales forecast, resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the subsequent six months ended January 31, 2008, we consumed $4.8 million of previously impaired inventory and in the three and six months ended July 31, 2008, we consumed $1.4 million and $3.0 million, respectively, of previously impaired inventory, due to better than expected sales of our standard definition DVR. Should our standard definition product continue to sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also be benefited in the remaining quarters of fiscal year ending January 31, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after February 1, 2009.

Results of Operations

Net Revenues. Our net revenues for the three and six months ended July 31, 2008 and 2007 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2008		2007		2008		2007
	(In thousands, except percentages)
Service revenues	$48,174	74%	$53,376	85%	$96,617	77%	$107,531	87%
Technology revenues	$5,369	8%	$3,084	5%	$11,776	9%	$7,016	6%
Hardware revenues	$11,699	18%	$6,199	10%	$17,644	14%	$8,492	7%

Net revenues	$65,242	100%	$62,659	100%	$126,037	100%	$123,039	100%

Change from same prior year period	4%		6%		2%		6%

Service Revenues. The decrease in Service revenues of $5.2 million and $10.9 million in the three and six months ended July 31, 2008, respectively as compared to the same prior year period was due to net losses in our TiVo-Owned subscription base, lower TiVo-Owned product lifetime service revenues due to increased number of fully-amortized product lifetime subscriptions and an increase in the amortization period of our product lifetime service revenues as well as a decline in MSOs/Broadcaster revenue as DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a reduction of service revenues of $1.2 million and $3.0 million for the three and six months ended July 31, 2008.

Technology Revenues. Technology revenues for the three and six months ended July 31, 2008 were higher than the same prior year period largely due to new development work primarily related to our international projects combined with larger Comcast technology revenues, as compared to the same prior year period.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the three and six months ended July 31, 2008, increased by $5.5 million and $9.2 million, as compared to the same prior year periods. The increases in net hardware revenues for both the three and six month periods is largely related to a higher average selling price per DVR as compared to the same prior year period, due to the introduction of our TiVo HD DVR, which was not available until the end of the quarter ended July 31, 2007 and the commencement of shipments under our international distribution agreements with Seven (Australia) and Cablevision Mexico which represented $4.9 million and $5.6 million of hardware revenues during the three and six months ended July 31, 2008. Additionally, our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we currently offer no rebates on our TiVo HD DVR.

Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of service revenues	$11,245	$10,064	$22,439	$20,219
Change from same prior year period	12%	5%	11%	1%
Percentage of service revenues	23%	19%	23%	19%
Service gross margin	$36,929	$43,312	$74,178	$87,312
Service gross margin as a percentage of service revenues	77%	81%	77%	81%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the three and six months ended July 31, 2008 increased by $1.2 million and $2.2 million, respectively, as compared to the same prior year period. This increase in cost of service revenues for the three and six months periods ended July 31, 2008 was primarily related to increased headcount related costs of $1.3 million and $2.2 million, respectively. In addition during the three and six months ended July 31, 2008 we experienced higher customer care center costs of $688,000 and $532,000, respectively as a result of training of new agents and an overlap in service periods as we transitioned our call center vendors. These increases were partially offset by decreased telecommunications spending of $356,000 and $938,000, respectively.

Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of technology revenues	$3,124	$3,696	$7,044	$7,203
Change from same prior year period	-15%	23%	-2%	-31%
Percentage of technology revenues	58%	120%	60%	103%
Technology gross margin	$2,245	$(612)	$4,732	$(187)
Technology gross margin as a percentage of technology revenues	42%	-20%	40%	-3%

Cost of technology revenues decreased by 15% and 2% or $572,000 and $159,000, respectively as compared to the same prior year periods. Cost of technology revenues during the three and six months ended July 31, 2008 includes costs associated with our development work primarily for Comcast and our new international projects. Technology gross margin for the three and six months ended July 31, 2008 increased by $2.9 million and $4.9 million, respectively as compared to the same prior year periods. These increases in technology gross margin are primarily related to the Comcast development work, and the methodology used to recognize revenues related to this work. During the three and six months ended July 31, 2007, we recognized revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. Additionally during the quarter ended July 31, 2007 we recognized $1.1 million of costs for Comcast development work for which no corresponding revenues were recognized as the Company did not have evidence of an arrangement and the fees for the related development were not fixed. During the three and six months ended July 31, 2008, the engineering work performed under the amended August 2007 statement of work for Comcast is recognized using the percentage-of-completion method.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of hardware revenues	$15,249	$28,271	$25,593	$38,919
Change from same prior year period	-46%	31%	-34%	6%
Percentage of hardware revenues	130%	456%	145%	458%
Hardware gross margin	$(3,550)	$(22,072)	$(7,949)	$(30,427)
Hardware gross margin as a percentage of hardware revenue	-30%	-356%	-45%	-358%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our costs of hardware sales for the three and six month periods ended July 31, 2008 decreased by $13.0 million and $13.3 million, respectively. These decreases are largely related to a charge of $11.2 million to costs of hardware during three and six month periods ended July 31, 2007 of which $7.5 million was related to excess raw materials and finished goods inventory and $3.7 million related to excess non-cancelable purchase commitments. Additionally, our cost of hardware sales increased with the commencement of shipments under our international distribution agreement with Seven (Australia) and Cablevision Mexico which represented $4.5 million and $5.1 million of cost of hardware revenues during the three and six months ended July 31, 2008. We anticipate the cost of hardware revenue to increase in the third and fourth fiscal quarter in connection with seasonally higher sales into the retail channel and direct sales prior to and during the holiday shopping season.

During the three and six months ended July 31, 2008 hardware gross margin loss improved $18.5 million and $22.5 million, respectively. These improvements were largely related to the $11.2 million inventory charge during the quarter ended July 31, 2007 which was compounded by a barter transaction we entered into exchanging TiVo Series2 TM standard definition DVR inventory with a net book value of $2.8 million for barter credits. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1.8 million, which resulted in an additional negative $1.0 million hardware gross margin. Also, during the three and six month periods ended July 31, 2008 we received a higher average selling price per DVR as compared to the same prior year period, due to the introduction of our TiVo HD DVR which had a higher relative margin as compared to our TiVo Series2TM DVR, which was not available until the end of the quarter ended July 31, 2007. Our rebates and revenue share costs, which are netted against our hardware revenues, have also declined during the year as we currently offer no rebates on our TiVo HD DVR. As a result of these items, the hardware gross margin loss for the three and six months ended July 31, 2008 decreased by approximately 84% and 74%, respectively. As of July 31, 2008 we maintained a $5.5 million inventory reserve as a result of these prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped. We expect to further benefit from reversals of these reserves during the second half of fiscal year 2009.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Research and development expenses	$15,323	$15,070	$30,071	$29,315
Change from same prior year period	2%	17%	3%	14%
Percentage of net revenues	23%	24%	24%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Our research and development expenses for the three and six month periods ended July 31, 2008 remained relatively flat, as compared to the same prior year periods.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$5,906	$5,381	$11,842	$10,684
Change from same prior year period	10%	-1%	11%	4%
Percentage of net revenues	9%	9%	9%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increases in sales and marketing expenses during the three and six month periods ended July 31, 2008 was largely related to increased headcount related costs associated with the audience research measurement department.

Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$888	$9,015	$2,047	$14,805
Change from same prior year period	-90%	195%	-86%	154%
Percentage of net revenues	1%	14%	2%	12%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the three and six month periods ended July 31, 2008, as compared to the same prior year period is primarily due to our focus on reducing subscription acquisition costs and significantly reduced advertising spending, specifically in the television media. We expect that our subscription acquisition costs will also be lower in the second half of fiscal year 2009 relative to the comparable period last year.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
General and administrative	$10,869	$10,392	$21,205	$21,614
Change from same prior year period	5%	-6%	-2%	-17%
Percentage of net revenues	17%	17%	17%	18%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. The increase in general and administrative expenses during the three month period ended July 31, 2008, as compared to the same prior year period, was largely related to increased legal expenses $870,000 primarily related to our Echostar litigation, combined with increased headcount related costs of $248,000. These expenses were partially offset by decreased accounting expenses of $581,000.

General and administrative expenses for the six month period ended July 31, 2008 remained relatively flat, as compared to the same prior year period.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2008 was $421,000 and $1.0 million, respectively or approximately a 68% and 63% decrease over the $1.3 million and $2.7 million from the prior year periods. This decrease was primarily a result of a decrease in the average interest rate earned in the three and six months ended July 31, 2008 to approximately 1.6% and 2.0%, respectively from 5.3% in the same prior year periods.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At July 31, 2008, we had $105.8 million of cash and cash equivalents. We believe our cash and cash equivalents, combined with funds generated/used from operations, and borrowing capacity under our revolving line of credit facility with Citigroup provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate this source of liquidity, together with cash, cash equivalents and borrowing capacity under our revolving credit facility; will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2008	2007
Net cash provided by (used in) operating activities	$10,158	$(29,906)
Net cash provided by (used in) investing activities	$12,441	$(10,289)
Net cash provided by financing activities	$4,366	$3,045

Net Cash Provided by (Used in) Operating Activities

During the six months ended July 31, 2008 our net cash provided by operating activities was $10.2 million as compared to net cash used in operating activities of $29.9 million during the same prior year period. This change in operating cash flow was largely attributed to a net income of $6.6 million during the six months ended July 31, 2008 as opposed to a net loss of $(16.9) million during the same prior year period. Additionally contributing to the net cash provided by operations was lower payments to vendors of $12.1 million as a result of incurring lower operating and inventory related expenses.

Net Cash Provided by (Used in) Investing Activities

The net cash provided by investing activities for the six months ended July 31, 2008 was approximately $12.4 million compared to net cash used by investing activities of $10.3 million for the same prior year period. This change was primarily due to our sale of a majority of our investments in auction rate securities of approximately $15.3 million during the six months ended July 31, 2008, which was partially offset by $2.9 million in purchased property, equipment, and capitalized software and intangibles.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2008, the principal source of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $5.1 million. This was partially offset by repurchase of restricted stock to satisfy employee tax withholdings.

For the six months ended July 31, 2007 the principal sources of cash generated from financing activities was related to stock option exercises and issuances related to our employee stock purchase plan.

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

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup has extended a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of July 31, 2008, we could borrow the full $50 million. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit, subject to receipt of lending commitments and other conditions. The credit agreement requires us to use proceeds exclusively for working capital and general corporate purposes. As of July 31, 2008, we had no borrowings outstanding under this credit agreement.

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

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At July 31, 2008, we were in compliance with these covenants. The credit agreement terminates and any and all borrowings are due on January 25, 2010, but may be terminated earlier by us without penalty upon written notice and prompt repayment of all amounts borrowed.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$3,668	$2,465	$1,203	$—	$—
Purchase obligations	13,137	13,137	—	—	—

Total contractual cash obligations	$16,805	$15,602	$1,203	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $259,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated July 31, 2008. Our other commercial commitment as of July 31, 2008, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$402	$150	$252	$—	$—

Total contractual obligations	$402	$150	$252	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at July 31, 2008.

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

As of July 31, 2008, we held approximately $5.0 million of investments, with an auction reset feature (auction-rate securities). These auction-rate securities were part of failed auctions from February 14, 2008 through July 31, 2008. Due to uncertainty about liquidity of these securities and our intent to hold them until their value recovers, we reclassified these securities to long-term investments on our condensed consolidated balance sheet. We have recorded $549,000 in unrealized losses on these auction-rate securities, reducing the long-term investments to approximately $4.5 million. We have the intent and ability to hold these securities until their anticipated recovery such that we will be able to liquidate our remaining investment in auction rate securities without material loss, primarily due to the government guarantee of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of July 31, 2008 (the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There has been no changes in our internal control over financial reporting during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We advertise market and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.

We engage in various advertising, marketing, and other promotional activities, such as offering rebates and gift subscriptions to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers’ payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service are required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee equal to the number of months left unpaid on their commitment if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 140 Scott Drive, Menlo Park, California on August 6, 2008. Out of 102,032,849 shares of Common Stock (as of the record date of June 9, 2008) entitled to vote at the meeting, 80,572,416 shares were present in person or by proxy.

The following nominated directors were elected, to serve until the 2011 Annual Meeting of Stockholders, or until their successors are elected, as follows:

NOMINEE	IN FAVOR	WITHHELD
Mark W. Perry	66,732,896	13,839,521

Thomas Rogers	66,699,296	13,873,120

Joseph Uva	48,060,705	32,511,711

The following directors’ terms of office continued after the meeting: Jeffrey T. Hinson, Randy Komisar, Thomas Wolzien, Geoffrey Y. Yang, and David M. Zaslav.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2009, was ratified as follows:

IN FAVOR	OPPOSED	ABSTAIN
79,745,822	553,468	273,125

The approval of the 2008 Equity Incentive Award Plan and to reserve 5,400,000 shares of the Company’s common stock for issuance pursuant to the plan:

IN FAVOR	OPPOSED	ABSTAIN
46,638,578	9,767,507	119,681

The Amendment of our Amended & Restated 1999 Employee Stock Purchase Plan to extend the term of the plan to the tenth anniversary of the stockholder approval of the amendment to the plan and increase the number of shares of the Company’s common stock reserved for issuance under the plan by 4,500,000 shares:

IN FAVOR	OPPOSED	ABSTAIN
55,234,487	1,188,037	103,340

ITEM 5.	OTHER INFORMATION

The information under the heading “Subsequent Events” set forth under Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1*	Fourth Amendment to Consulting Agreement, effective as of June 1, 2008, between TiVo Inc. and FLG Partners, LLC (filed herewith).

10.2*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan (filed herewith).

10.3*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan (filed herewith).

10.4*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (filed herewith).

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated September 9, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cal Hoagland, Interim Chief Financial Officer of TiVo Inc. dated September 9, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 9, 2008	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: September 9, 2008	By:	/s/ CAL HOAGLAND
Cal Hoagland
Interim Chief Financial Officer (Principal Financial and Accounting Officer)