Form 10-Q
period 2008-10-31
TIVO INC
filed 2008-12-10
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 102,971,373 as of December 1, 2008.

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

•

our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, advertising expenditures, future use of consumer rebates, hardware subsidies, and other marketing activities and their impact on our total acquisition costs;

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•

our financial results, expected future cost savings from our recent reduction in headcount on November 18, 2008, expectations of future revenues and profitability in the future, and expectations for the use of future advertising trade credits;

•	our expectations with respect to the possible future outcome in our on-going litigation with EchoStar;

•	our expectations with respect to the timing of further rollout of the TiVo service on Comcast, the launch of the TiVo service on Cox and the launch of the HD DIRECTV DVR with TiVo service;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•	future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Seven (Australia), and Cablevision (Mexico)) subscriptions;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven (Australia), and Cablevision (Mexico) and potential future deployment of the TiVo service by them;

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	October 31, 2008	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,758	$78,812
Short-term investments	14,960	20,294
Accounts receivable, net of allowance for doubtful accounts of $958 and $1,194	16,899	20,019
Inventories	13,910	17,748
Prepaid expenses and other, current	4,799	3,792

Total current assets	240,326	140,665
LONG-TERM ASSETS
Property and equipment, net	10,590	11,349
Purchased technology, capitalized software, and intangible assets, net	11,411	13,522
Prepaid expenses and other, long-term	1,101	1,513
Long-term investments	4,067	—

Total long-term assets	27,169	26,384

Total assets	$267,495	$167,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$13,978	$23,615
Accrued liabilities	25,699	29,536
Deferred revenue, current	49,286	59,341

Total current liabilities	88,963	112,492
LONG-TERM LIABILITIES
Deferred revenue, long-term	28,255	38,128
Deferred rent and other	976	309

Total long-term liabilities	29,231	38,437

Total liabilities	118,194	150,929
COMMITMENTS AND CONTINGENCIES (see Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000; Issued shares are 103,140,181 and 100,098,426, respectively, and outstanding shares are 102,906,689 and 99,970,947, respectively	103	100
Additional paid-in capital	820,386	792,654
Accumulated deficit	(668,629)	(775,788)
Treasury stock, at cost - 233,492 shares and 127,479 shares, respectively	(1,659)	(846)
Unrealized loss on marketable securities	(900)	—

Total stockholders’ equity	149,301	16,120

Total liabilities and stockholders’ equity	$267,495	$167,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues
Service revenues	$47,676	$52,940	$144,293	$160,471
Technology revenues	3,997	5,339	15,773	12,355
Hardware revenues	12,777	17,240	30,421	25,732

Net revenues	64,450	75,519	190,487	198,558
Cost of revenues
Cost of service revenues (1)	10,984	10,738	33,423	30,957
Cost of technology revenues (1)	2,516	4,912	9,560	12,115
Cost of hardware revenues	16,339	29,144	41,978	68,123

Total cost of revenues	29,839	44,794	84,961	111,195

Gross margin	34,611	30,725	105,526	87,363

Research and development (1)	16,553	14,049	46,624	43,364
Sales and marketing (1)	6,585	5,967	18,427	16,651
Sales and marketing, subscription acquisition costs	2,301	9,050	4,348	23,855
General and administrative (1)	10,344	11,106	31,549	32,720
Litigation proceeds	(87,811)	—	(87,811)	—

Total operating expenses	(52,028)	40,172	13,137	116,590

Income (loss) from operations	86,639	(9,447)	92,389	(29,227)
Interest income, includes $16,789 related to litigation proceeds in the three and nine months ended October 31, 2008	17,213	1,218	18,213	3,965
Interest expense and other	(94)	(45)	(275)	81

Income (loss) before income taxes	103,758	(8,274)	110,327	(25,181)
Provision for income taxes	(3,132)	—	(3,168)	(8)

Net income (loss)	$100,626	$(8,274)	$107,159	$(25,189)

Net income (loss) per common share - basic	$1.00	$(0.08)	$1.07	$(0.26)

Net income (loss) per common share - diluted	$0.98	$(0.08)	$1.04	$(0.26)

Weighted average common shares used to calculate basic net income (loss) per share	100,804,813	97,611,001	100,085,600	97,174,771

Weighted average common shares used to calculate diluted net income (loss) per share	102,569,559	97,611,001	102,557,877	97,174,771

(1) Includes stock-based compensation expense as follows:

Cost of service revenues	$244	$178	$674	$513
Cost of technology revenues	481	726	1,594	1,693
Research and development	2,448	1,797	6,570	5,392
Sales and marketing	656	660	1,532	1,468
General and administrative	2,541	3,899	7,050	8,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$107,159	$(25,189)
Adjustments to reconcile net income(loss) to net cash provided by(used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	7,469	7,651
Stock-based compensation expense	17,420	17,142
Inventory write-down	—	8,961
Loss on inventory barter transaction, utilization, and write-down of trade credits	742	1,124
Allowance for doubtful accounts	658	861
Changes in assets and liabilities:
Accounts receivable	2,462	(6,100)
Inventories	3,838	(4,221)
Prepaid expenses and other	(1,337)	100
Accounts payable	(10,057)	(11,143)
Accrued liabilities	(3,910)	(10,590)
Deferred revenue	(19,928)	(22,445)
Deferred rent and other long-term liabilities	667	(674)

Net cash provided by(used in) operating activities	$105,183	$(44,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term and long-term investments	(14,950)	(26,976)
Sales of short-term investments	15,317	26,500
Acquisition of property and equipment	(3,786)	(6,140)
Acquisition of intangibles	(319)	(375)

Net cash used in investing activities	$(3,738)	$(6,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	7,471	3,181
Proceeds from issuance of common stock related to employee stock purchase plan	2,844	1,826
Treasury Stock - repurchase of stock for tax withholding	(813)	(276)
Payment under capital lease obligation	(1)	—

Net cash provided by financing activities	$9,501	$4,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$110,946	$(46,783)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	78,812	89,079

Balance at end of period	$189,758	$42,296

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

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and in the future DIRECTV and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending we are cautious about our subscription growth in the near term, and in particular, for the upcoming holiday season.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, the Company determined that it had cumulatively under accrued royalty expense of approximately $700,000 during the period of fiscal year 2004 through fiscal year 2008. Management concluded that these errors were immaterial to the fiscal years 2004 through 2008 consolidated financial statements, but that its correction in the current year would be material. Accordingly, pursuant to Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the condensed consolidated balance sheet as of January 31, 2008 has been revised to reflect the increase of $700,000 in accrued liabilities with a corresponding increase in accumulated deficit. Corrections to the statements of operations for fiscal years 2004 through 2008 will be made when the Company files its fiscal year 2009 Annual Report on Form 10-K.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2008 and January 31, 2008 and the results of operations for the three and nine month periods ended October 31, 2008 and 2007 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2008 and 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008. Operating results for the three and nine month periods ended October 31, 2008 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, customer programs and incentives, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.

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

Also included in service revenues are fees received from multiple system operators (MSOs), such as Comcast, Cablevision, and DIRECTV, broadcasters, such as Seven (Australia), and other service providers for provision of the TiVo service that are recognized as services are provided and as fees become fixed or determinable.

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

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes. The Company terminated its rebate programs on August 30, 2008 and does not have plans to engage in further rebate programs this fiscal year.

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

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the three and nine month periods ended October 31, 2008, the Company’s gross margin was positively impacted by $1.4 million and $4.4 million, respectively from the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. As of October 31, 2008, the Company maintained a $4.1 million inventory reserve as a result of these prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in U.S. Treasury Bills, U.S. Treasury funds, and money market funds and maintains them with two financial institutions with a high credit rating. As of October 31, 2008, the Company also had $4.1 million in auction rate securities classified as long-term investments. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments. The Company’s investments in U.S. Treasury bills and money market funds as of September 19, 2008 until April 30, 2009 are guaranteed by the U.S. Federal Government. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the condensed consolidated balance sheet at October 31, 2008.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. The Company’s accounts receivable concentrations as of October 31, 2008 and 2007 were as follows:

	As of October 31,
	2008	2007
DIRECTV	17%	14%
Seven (Australia)	11%	5%
Best Buy	22%	17%
Comcast	19%	18%
Other customers	31%	46%

Total accounts receivable	100%	100%

The Company is dependent on sole suppliers for several key components, assemblies, and services. The sole supplier of the Company’s programming guide data for the TiVo service is Tribune Media Services, whose parent company, Tribune Co. filed Chapter 11 bankruptcy on December 8, 2008. The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time, if at all.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Positions (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP for non-financial assets and liabilities. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on its consolidated financial position and results of operations.

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

3.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard limited warranty to consumers for TiVo-enabled DVRs covers parts and labor for 90 days from the date of consumer purchase and fully covers parts from 90 days to 365 days from the date of consumer purchase. Within 90 days of the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect. Thereafter, up to 365 days of the consumer purchase, consumers may exchange a TiVo-enabled DVR with a product defect for a charge amounting to the incurred cost of labor. At October 31, 2008 the accrued warranty reserve was $257,000 compared to $427,000 as of January 31, 2008. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities and the Company indemnifies its officers and directors. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. For example, under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties including in the current litigation filed against the Company and Humax by EchoStar Technologies Corporation on April 29, 2005. See Note 7. Commitments and Contingencies for further details.

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

During the second quarter of fiscal 2008, the Company entered into a barter transaction, exchanging TiVo Series2™ standard definition DVR inventory with a net book value of $2,774,000 for barter credits that are redeemable for a percentage of future purchases of advertising media and other services from certain vendors. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1,785,000. The resultant pre-tax loss on this exchange of $989,000 was included in the gross margin in the Company’s condensed consolidated statement of operations for nine months ended October 31, 2007.

In the quarter ended October 31, 2008, the Company utilized $42,000 in trade credits. Additionally, the Company wrote off another $700,000 in trade credits based on expected future purchases of advertising media and other services that can be applied against the credits prior to their expirations. As of October 31, 2008, the Company had $701,000 in trade credits remaining, recorded on the balance sheet. The credits expected to be utilized in the next twelve months in the amount of $208,000 are included in prepaid expenses and other current assets and the remaining $493,000 is included in other long-term assets in the Company’s condensed consolidated balance sheet at October 31, 2008. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2015.

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

		Fair Value Measurement at October 31, 2008 Using
	October 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$43,176	$43,176	$—	$—
US Treasury Bills	$158,978	158,978	—	—
Auction rate securities	$4,067	—	—	4,067

	$206,221	$202,154	$—	$4,067

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and nine months ended October 31, 2008 (in thousands):

	Auction Rate Securities
	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008

Balance, beginning of period	$4,451	$—
Transfer into Level 3		5,000
Total unrealized losses included in other comprehensive income	(384)	(933)

Balance, October 31, 2008	$4,067	$4,067

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

The Company has the ability and intent to hold these securities until anticipated recovery. Based on such assessment, there were no other-than-temporary impairments on these securities as of October 31, 2008. All of TiVo’s auction rate securities are recorded in long-term investments on its condensed consolidated balance sheet.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss)	$100,626	$(8,274)	$107,159	$(25,189)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	100,805	97,611	100,086	97,175
Weighted average effect of dilutive securities:
Stock options and restricted stock	1,765	—	2,472	—

Denominator for diluted net income per common share	102,570	97,611	102,558	97,175

Basic net income (loss) per common share	$1.00	$(0.08)	$1.07	$(0.26)

Diluted net income (loss) per common share	$0.98	$(0.08)	$1.04	$(0.26)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive. For the quarter ended October 31, 2008, all stock-based awards are excluded from the calculation of diluted loss per common share because the effect would have been antidilutive.

	As of October 31,
	2008	2007
Unvested restricted stock outstanding	830,568	920,382
Options to purchase common stock	13,014,545	22,853,919
Potential shares to be issued from ESPP	—	557,564

Total	13,845,113	24,331,865

7.	COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. Interest was calculated using the weekly average treasury bill rate for one-year constant maturities for the week ending August 11, 2006 and was 5.09%. With respect to the district court’s injunction and damages after September 8, 2006 the district court has scheduled a hearing on EchoStar’s alleged work around of the Company’s patent for February 17, 2009. The Company is incurring material expenses in this litigation.

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

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (“Interruption Tolerant Video Program Viewing”), 6,529,685 B2 (“Multimedia Direct Access Storage Device and Formatting Method”), 6,208,804 B1 (“Multimedia Direct Access Storage Device and Formatting Method”) and 6,173,112 B1 (“Method and System for Recording In-Progress Broadcast Programs”). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to patent ‘186 (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay, which is still in place, of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. On July 25, 2008, thirty of the issuers, including the Company, in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The motions are pending and the court has scheduled a hearing for January 16, 2009 with respect to the motion to dismiss. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2008, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

As part of this agreement, Comcast received a non-exclusive, non-transferable license to TiVo’s intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution occurred on June 27, 2007 and TiVo advertising management system on March 31, 2008.

During the nine months ended October 31, 2008 and 2007, the Company recognized $10.9 million and $8.0 million, respectively in technology revenues and $7.0 million and $9.6 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under various Statements of Work (SOW) for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms. Due to a lack of fair value for certain undelivered elements in the original agreement the Company was recognizing revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. The engineering work performed under the subsequent SOWs is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method. Under the initial and subsequent SOWs, subject to the attainment of specified deployment thresholds, Comcast is entitled to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees.

9.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo® service. Under the terms of this non-exclusive arrangement, DIRECTV and TiVo will work together to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform with a goal, but not a contractual obligation, to launch in the second half of calendar year 2009. DIRECTV, upon deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV.

10.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$100,626	$(8,274)	$107,159	$(25,189)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(351)	—	(900)	—

Comprehensive income (loss)	$100,275	$(8,274)	$106,259	$(25,189)

11.	INCOME TAXES

The Company normally determines its interim tax provision using an estimated annual effective tax rate methodology as required by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board (FASB) Interpretation No. 18. However, the Company has utilized a discrete period method to calculate taxes for the third quarter and first nine months of 2008 based on actual results including receipt of $104.6 million in initial litigation damages from EchoStar. The Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.

For the three and nine months ended October 31, 2008, the Company recorded provisions for income taxes of $3.1 million and $3.2 million, respectively, yielding an effective tax rate of 3.0% and 2.9%, respectively. For the nine months ended October 31, 2008 the Company generated $82.7 million of estimated taxable income and based upon this estimate, the Company released approximately $35.8 million of the valuation allowance previously recorded against the deferred tax assets. The income tax provisions are comprised primarily of federal and state alternative minimum taxes and an increase in exposure related to certain positions that the Company has taken during the third quarter. The Company continues to maintain a full valuation allowance against the remaining deferred tax as realization is dependent upon future earnings, the timing and amount of which are uncertain.

During the third quarter ended October 31, 2008, the amount of gross unrecognized tax benefits increased by $0.9 million. The total amount of gross unrecognized tax benefits was $8.8 million as of October 31, 2008, of which $0.9 million would affect the effective tax rate if recognized.

Although the Company files U.S. federal and a number of U.S. state tax returns, our major tax jurisdictions are the United States and California. In general, we are no longer subject to U.S. federal income tax examinations for years before fiscal 2004 and state and local income tax examinations for years before fiscal 2003 except to the extent of tax attributes generated in the earlier years that are carried forward in the open years.

12.	SUBSEQUENT EVENTS

On November 18, 2008, the Company commenced a plan to reduce its operational expenses, primarily through an employee headcount reduction of approximately 7% or 38 employees. The Company expects to incur pre-tax charges of approximately $1.0 million, primarily for employee-related severance benefits and out-placement costs in the fourth quarter of fiscal year 2009 ending January 31, 2009. Substantially all of these charges will result in cash expenditures.

Effective November 28, 2008, due to our increased cash and short term investments balance, the Company chose to voluntarily terminate its revolving line of credit with Citigroup Global Markets Realty Corp. prior to its expiration on January 25, 2010 saving all future commitment fees.

Effective November 24, 2008, we amended our Statements of Work with Comcast related to engineering work on the TiVo-branding, TiVo-service enabling software for current and future Comcast DVR platforms and the TiVo Interactive Advertising Management System. The amendments extended funding for development through December 31, 2009, subject to certain wind down rights, modified the scope and level of effort under the Statements of Work, and, subject to the attainment of specified deployment thresholds, entitled Comcast to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on April 15, 2008, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report and our previously filed quarterly reports for this fiscal year, as well as other cautionary statements and risks described elsewhere in this report, our previously filed quarterly reports for this fiscal year, and our most recent annual report on Form 10-K filed on April 15, 2008, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, access to broadband video content (including premium content delivered from Amazon’s Video on Demand service and Netflix), TiVo KidZone, and TiVo Online Scheduling. As of October 31, 2008, there were approximately 3.5 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, Cablevision Mexico, and in the future Cox, as well as broadcasters such as Seven (Australia). We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers globally, and particularly in North America, appear to be taking a more conservative stance in ordering inventory. Historically, we have generated a significant portion of our new subscriptions during and immediately after the holiday shopping season, however we are cautious about our sales in the near term, and in particular, for the upcoming holiday season.

Executive Overview

The Net income for the three and nine months ended October 31, 2008 reflects $104.6 million in litigation proceeds received from EchoStar. This amount was recorded as $(87.8) million in litigation proceeds within the operating expenses section of the condensed consolidated statement of operations and $16.8 million in interest income. Additionally, we recorded $3.1 million in tax expense related to the receipt of these monies. There is no similar transaction recorded in the condensed consolidated statement of operations for the three and nine month periods ended October 31, 2007.

During the three and nine months ended October 31, 2008, our net revenues decreased $11.1 million and $8.1 million, respectively from the comparable prior year period. We recorded net income of $100.6 million and $107.2 million, for the three and nine months ended October 31, 2008, an increase of $108.9 million and $132.3 million, respectively as compared to the same prior year periods. These increases were largely due the EchoStar litigation proceeds received of $104.6 million. Additionally, we continue to significantly reduce our sales and marketing, subscription acquisition expenses relative to the same prior year periods. During the three and nine months ended October 31, 2008, our hardware gross margin benefited from the consumption of $1.4 million and $4.4 million, respectively, of previously impaired inventory, due to better than expected sales of our standard definition DVR. During the three and nine months ended October 31, 2008, we experienced a decrease in our TiVo-Owned subscription base as compared to the same prior year period. TiVo-Owned subscription gross additions of 44,000 for the quarter ended October 31, 2008, were down 36% from 69,000 in the same prior year period. The churn in TiVo-Owned subscriptions was 72,000 subscriptions, leading to net subscription losses of 28,000 TiVo-Owned subscriptions during the quarter ended October 31, 2008. The decrease in TiVo-Owned subscription gross additions was primarily due to increased competition and a slow down in the sales of consumer electronic products.

For this fiscal year ending January 31, 2009, we expect to incur lower consumer hardware rebate expenses as we terminated our rebate programs on August 30, 2008 and do not have plans to engage in further rebate programs this year. Also, we expect to continue to limit our advertising expenditures during the remainder of fiscal 2009 as we continue to focus on managing our total acquisition costs. Due to current economic conditions, on November 18, 2008, we commenced a plan to reduce our operational expenses, primarily through a reduction in headcount of approximately 7% or 38 employees. We expect to incur pre-tax charges of approximately $1.0 million, for employee-related severance benefits and out-placement costs in the fourth quarter of fiscal year 2009 ending January 31, 2009. We expect annual savings of approximately $6.5 million as a result of this reduction in headcount.

In this fiscal year ending January 31, 2009, we expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD platform described below and our mass distribution deals with Comcast, Cox, and Seven (Australia) are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2009 to be lower than in fiscal year 2008 as revenues from new TiVo-Owned subscriptions, advertising sales, audience research measurement sales, and from mass distribution partnerships including Comcast, Cox, Seven (Australia), and others are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized and continued subscription losses in our TiVo-Owned and MSOs/Broadcasters’ subscriptions

On September 3, 2008, we extended our current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo® service. Under the terms of this non-exclusive arrangement, DIRECTV and TiVo will work together to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform with a goal of launching in the second half of calendar year 2009.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, New Hampshire, and Connecticut, with the rollout process expected to continue early next year probably starting in Comcast’s Chicago market. Activities, including trials, related to the TiVo service on Cox are underway and we expect market launch to occur in the first half of our next fiscal year.

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

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007
TiVo-Owned Subscription Gross Additions:	44	36	48	109	69	41	57	163
Subscription Net Additions/(Losses):
TiVo-Owned	(28)	(42)	(17)	33	4	(19)	1	101
MSOs/Broadcasters	(135)	(136)	(128)	(155)	(134)	(126)	(103)	(91)

Total Subscription Net Additions/(Losses)	(163)	(178)	(145)	(122)	(130)	(145)	(102)	10
Cumulative Subscriptions:
TiVo-Owned	1,658	1,686	1,728	1,745	1,712	1,708	1,727	1,726
MSOs/Broadcasters	1,802	1,937	2,073	2,201	2,355	2,489	2,615	2,718

Total Cumulative Subscriptions	3,460	3,623	3,801	3,946	4,067	4,197	4,342	4,444
Fully Amortized Active Lifetime Subscriptions	236	194	163	175	190	180	179	165
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	60%	60%	61%	61%	60%	59%	59%	58%

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007 and we intend to review the period we use to recognize product lifetime subscription revenues again in the fourth quarter of this fiscal year which could result in a further increase in the amortization period in the future, which would result in lower quarterly subscription revenues and higher deferred revenue balance; however, this change would have no impact on the our cash balance. For example, if in the quarter ending January 31, 2009, if we were to extend the period we use to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, the fourth quarter revenues and net income/(loss) may be lower by as much as $2.0 million. For additional information please refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSOs/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes.

TiVo-Owned subscriptions declined by 28,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to below 1.7 million subscriptions for the quarter ended October 31, 2008. This compared to an increase of 4,000 TiVo-Owned subscription net additions for same prior fiscal year period. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite providers. As a result of this competition and current economic conditions, we are cautious about our sales in the near term and we may experience further net losses in our TiVo-Owned subscription base.

As of October 31, 2008, approximately 236,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 36% of our cumulative lifetime subscriptions as compared to 28% for the same prior year period. We continue to incur minimal costs of service for these subscriptions without recognizing corresponding subscription revenues. We expect the number of fully amortized lifetime subscriptions will further increase during the fiscal year ending January 31, 2009.

Our MSOs/Broadcasters installed subscription base decreased by 135,000 subscriptions to approximately 1.8 million subscriptions as of October 31, 2008 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR and service and our other mass distribution deals being still in the early phases of deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform with a goal of launching and being promoted by DIRECTV in the second half of calendar year 2009.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our lowest cost product offerings, current economic conditions, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007
Average TiVo-Owned subscriptions	1,675	1,712	1,737	1,727	1,708	1,719	1,729	1,673
TiVo-Owned subscription cancellations	(72)	(78)	(65)	(76)	(65)	(60)	(56)	(62)

TiVo-Owned churn rate per month	-1.4%	-1.5%	-1.3%	-1.5%	-1.3%	-1.2%	-1.1%	-1.2%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.4% for the fiscal quarter ended October 31, 2008, as compared to 1.3% in the same prior year period and we expect churn to increase further in future periods as a result of increasing churn from product lifetime subscriptions as well as a result of increased price competition, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARD™ technology.

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

	Three Months Ended
Subscription Acquisition Costs	Oct 31, 2008	Jul 31, 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007	Apr 30, 2007	Jan 31, 2007
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$2,301	$888	$1,159	$7,195	$9,050	$9,015	$5,790	$9,915
Hardware revenues	(12,777)	(11,699)	(5,945)	(16,066)	(17,240)	(6,199)	(2,293)	(19,890)
Less: MSOs/Broadcasters-related hardware revenues	3,339	4,934	698	—	—	—	—	—
Cost of hardware revenues	16,339	15,274	10,365	23,929	29,144	28,239	10,740	43,637
Less: MSOs/Broadcasters-related cost of hardware revenues	(3,100)	(4,524)	(581)	—	—	—	—	—

Total Acquisition Costs	6,102	4,873	5,696	15,058	20,954	31,055	14,237	33,662

TiVo-Owned Subscription Gross Additions	44	36	48	109	69	41	57	163
Subscription Acquisition Costs (SAC)	$139	$135	$119	$138	$304	$757	$250	$207

	Twelve Months Ended
Subscription Acquisition Costs	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$11,543	$18,292	$26,419	$31,050	$33,770	$29,736	$23,774	$20,767
Hardware revenues	(46,487)	(50,950)	(45,450)	(41,798)	(45,622)	(41,858)	(42,162)	(41,588)
Less: MSOs/Broadcasters-related hardware revenues	8,971	5,632	698	—	—	—	—	—
Cost of hardware revenues	65,907	78,712	91,677	92,052	111,760	114,606	108,048	112,505
Less: MSOs/Broadcasters-related cost of hardware revenues	(8,205)	(5,105)	(581)	—	—	—	—	—

Total Acquisition Costs	31,729	46,581	72,763	81,304	99,908	102,484	89,660	91,684

TiVo-Owned Subscription Gross Additions	237	262	267	276	330	362	395	429
Subscription Acquisition Costs (SAC)	$134	$178	$273	$295	$303	$283	$227	$214

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

During the three months ended October 31, 2008, our total acquisition costs were $6.1 million, a decrease of $14.9 million from the same prior year period. Sales and marketing, subscription acquisition costs decreased by $6.7 million primarily as a result of a reduction in our advertising efforts. Additionally, our TiVo-Owned hardware gross margin loss decreased by $8.1 million. A portion of this decline in hardware gross margin loss is due to a benefit of $1.4 million in the quarter ended October 31, 2008 resulting from the sales of previously impaired excess and obsolete inventory, combined with lower rebate expense during the quarter ended October 31, 2008 as compared to the same prior year period.

The decrease in SAC of $165, for the three months ended October 31, 2008 as compared to the same prior year period, was largely related to our decrease in total acquisition costs and was offset by a decreased number of gross subscription additions.

For this fiscal year ending January 31, 2009, we expect to incur lower consumer hardware rebate expenses as we transition away from rebates. Also, we expect to continue to limit our advertising expenditures for the remainder of fiscal year 2009 as we continue to focus on managing our total acquisition costs.

During the twelve months ended October 31, 2008, our total acquisition costs were $31.7 million, a decrease of $68.2 million from the same prior year period. The decrease in total acquisition costs was primarily related to a decrease in our hardware gross margin loss of $46.0 million, as we have transitioned away from the use of consumer rebates on DVRs. Additionally, we decreased sales and marketing, subscription acquisition costs by $22.2 million as we focused on managing our total acquisition costs during fiscal year 2009.

The decrease in SAC of $169, for the twelve months ended October 31, 2008 as compared to the same prior year period, was largely related to decreased total acquisition costs offset a decreased number of gross subscription additions. Additionally, during the twelve months ended October 31, 2007 hardware gross margin included a combined inventory and inventory purchase commitment charge of $11.2 million related to TiVo Series2 standard definition DVR inventory, and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory. The hardware gross margin for the twelve months ended October 31, 2008 included a benefit of $8.5 million as previously impaired Series2 standard definition DVR inventory was sold through.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007
	(In thousands, except ARPU)
Total service revenues	47,676	48,174	48,443	51,025	52,940	53,376	54,155	53,543
Less: MSOs/Broadcasters-related service revenues	(5,772)	(5,781)	(5,699)	(7,133)	(6,599)	(6,553)	(7,160)	(8,452)

TiVo-Owned-related service revenues	41,904	42,393	42,744	43,892	46,341	46,823	46,995	45,091
Average TiVo-Owned revenues per month	13,968	14,131	14,248	14,631	15,447	15,608	15,665	15,030
Average TiVo-Owned per month subscriptions	1,675	1,712	1,737	1,727	1,708	1,719	1,729	1,673

TiVo-Owned ARPU per month	$8.34	$8.25	$8.20	$8.47	$9.04	$9.08	$9.06	$8.98

The decrease in TiVo-Owned ARPU per month for the quarter ended October 31, 2008 was largely due to a decline in our TiVo-Owned service revenues of $4.4 million, as compared to the same prior year period. This decrease was primarily due to lower TiVo-Owned subscriptions and a decrease in product lifetime revenue as compared to the prior year period and by the longer amortization period we use to recognize product lifetime subscriptions. Effective November 1, 2007, we have extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. Due to this extended revenue recognition period and the reduction in our subscription rates in November 2007, we expect fiscal year 2009 TiVo-Owned ARPU per month to be lower.

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

	Three Months Ended
MSOs/Broadcasters Average Revenue per Subscription	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007	April 30, 2007	Jan 31, 2007
	(In thousands, except ARPU)
Total service revenues	47,676	48,174	48,443	51,025	52,940	53,376	54,155	53,543
Less: TiVo-Owned-related service revenues	(41,904)	(42,393)	(42,744)	(43,892)	(46,341)	(46,823)	(46,995)	(45,091)

MSOs/Broadcasters-related service revenues	5,772	5,781	5,699	7,133	6,599	6,553	7,160	8,452
Average MSOs/Broadcasters revenues per month	1,924	1,927	1,900	2,378	2,200	2,184	2,387	2,817
Average MSOs/Broadcasters per month subscriptions	1,868	2,009	2,136	2,279	2,422	2,554	2,668	2,767

MSOs/Broadcasters ARPU per month	$1.03	$0.96	$0.89	$1.04	$0.91	$0.86	$0.89	$1.02

The MSOs/Broadcasters’ related service revenues for the quarter ended October 31, 2008 increased $.12 per subscription to $1.03 per subscription, as compared $0.91 for the same prior year period, and increased $0.07 as compared to the quarter ended July 31, 2008. These increases are primarily related to increased MSOs/Broadcasters’-related advertising revenues, as compared to the three month periods ended October 31, 2007 and July 31, 2008.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. As of October 31, 2008, 236,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 36% of our cumulative lifetime subscriptions as compared to 28% for the quarter ended October 31, 2007. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $900,000 and $3.8 million for the three and nine months ended October 31, 2008. Additionally, we also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions which we continue to monitor. During the fourth quarter of the fiscal year ending January 31, 2009, we expect to re-assess the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and our forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the extension of the period we use to recognize revenues these product lifetime subscriptions over a longer time frame, which would result in lower quarterly subscription revenues and higher deferred revenue balance; however, this change would have no impact on the Company’s cash balance. For example, if in the quarter ending January 31, 2009, if the Company were to extend the period it uses to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, the fourth quarter revenues and net income/(loss) may be lower by as much as $2.0 million.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended October 31, 2008, the majority of our technology revenues are related to Comcast and international development agreements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated the demand for our TiVo HD DVR would lower the expected sales of standard definition DVRs and this change in our sales forecast, resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the subsequent six months ended January 31, 2008, we consumed $4.8 million of previously impaired inventory and in the three and nine months ended October 31, 2008, we consumed $1.4 million and $4.4 million, respectively, of previously impaired inventory, due to better than expected sales of our standard definition DVR. Should our standard definition product continue to sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also benefit in the fourth quarter of fiscal year ending January 31, 2009.

Valuation of Stock-Based Compensation. We recognize expense related to our stock-based awards under the fair-value provisions of FAS 123R. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. We use the Black Scholes option pricing model to determine the fair value of our stock options and ESPP awards which requires input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. TiVo’s expected life assumption for executives and employees decreased from 5.50 years in prior quarters to 4.55 years in the third quarter of fiscal 2009. The decrease is primarily due to the decrease in the contractual life from 10 to 7 years of options granted after August 6, 2008. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after February 1, 2009.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of the Company’s financial assets and liabilities.

Results of Operations

Net Revenues. Our net revenues for the three and nine months ended October 31, 2008 and 2007 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2008		2007		2008		2007
	(In thousands, except percentages)
Service revenues	$47,676	74%	$52,940	70%	$144,293	76%	$160,471	81%
Technology revenues	$3,997	6%	$5,339	7%	$15,773	8%	$12,355	6%
Hardware revenues	$12,777	20%	$17,240	23%	$30,421	16%	$25,732	13%

Net revenues	$64,450	100%	$75,519	100%	$190,487	100%	$198,558	100%

Change from same prior year period	-15%		14%		-4%		9%

Service Revenues. The decrease in Service revenues of $5.3 million and $16.2 million in the three and nine months ended October 31, 2008, respectively as compared to the same prior year period was due to a lower cumulative subscription base, lower TiVo-Owned product lifetime service revenues due to increased number of fully-amortized product lifetime subscriptions and an increase in the amortization period we use to recognize revenues from the sale of our product lifetime service subscriptions. Also contributing to the decrease was a decline in MSOs/Broadcaster revenue as DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a reduction of service revenues of $900,000 and $3.8 million for the three and nine months ended October, 31, 2008.

During the fourth quarter of the fiscal year ending January 31, 2009, we expect to re-assess the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and our forecasted churn rates. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer period, which would result in lower quarterly subscription revenues and higher deferred revenue balance; however this change would have no impact on the Company’s cash balance. For example, if in the quarter ending January 31, 2009, if the Company were to extend the period it uses to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, the fourth quarter revenues and net income/(loss) may be lower by as much as $2.0 million.

Technology Revenues. Technology revenues for the three months ended October 31, 2008 were $1.3 million lower than the same prior year period largely due the timing of development work on international projects. For the nine months ended October 31, 2008 technology revenues were $3.4 million higher as compared to the same prior year period largely due to new development work primarily related to our international projects combined with larger Comcast technology revenues, as compared to the same prior year period.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the three months ended October 31, 2008, decreased by $4.5 million as we sold fewer units during the quarter ended October 31, 2008, as compared to the same prior year period. For the nine months ended October 31, 2008 hardware revenues increased by $4.7 million, as compared to the same prior year period. The increases in net hardware revenues for the nine month periods is largely related to a higher average selling price per DVR as compared to the same prior year period, due to the introduction of our TiVo HD DVR, which was not available until the end of the quarter ended July 31, 2007. Other factors contributing to the increase in net hardware revenues were the commencement of shipments under our international distribution agreements with Seven (Australia) and Cablevision Mexico which represented $9.0 million of hardware revenues during the nine months ended October 31, 2008. Additionally, our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008.

Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of service revenues	$10,984	$10,738	$33,423	$30,957
Change from same prior year period	2%	-1%	8%	0%
Percentage of service revenues	23%	20%	23%	19%
Service gross margin	$36,692	$42,202	$110,870	$129,514
Service gross margin as a percentage of service revenues	77%	80%	77%	81%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Additionally included in cost of service revenues are expenses associated with providing marketing solutions for advertisers and audience research measurement. The increases in cost of service revenues for the three and nine month periods ended October 31, 2008 as compared to the same prior year period is primarily related to increased costs of advertising and audience research expenses associated with our expanded advertising and audience research measurement product offerings.

Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of technology revenues	$2,516	$4,912	$9,560	$12,115
Change from same prior year period	-49%	63%	-21%	-9%
Percentage of technology revenues	63%	92%	61%	98%
Technology gross margin	$1,481	$427	$6,213	$240
Technology gross margin as a percentage of technology revenues	37%	8%	39%	2%

Cost of technology revenues includes costs associated with our development work primarily for Comcast and our international projects. Cost of technology revenues during the three and nine months ended October 31, 2008 decreased by 49% and 21%, or $2.4 million and $2.6 million, respectively as compared to the same prior year periods. Technology gross margin for the three and nine months ended October 31, 2008 increased by $1.1 million and $6.0 million, respectively as compared to the same prior year periods. These increases in technology gross margin are primarily related to the Comcast development work and the methodology used to recognize revenues related to this work. During the three and nine months ended October 31, 2007, we recognized revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. Additionally during the nine months ended October 31, 2007 we recognized $1.1 million of costs for Comcast development work for which no corresponding revenues were recognized as the Company did not have evidence of an arrangement and the fees for the related development were not fixed. During the three and nine months ended July 31, 2008, the engineering work performed under the amended August 2007 statement of work for Comcast was recognized using the percentage-of-completion method.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Cost of hardware revenues	$16,339	$29,144	$41,978	$68,123
Change from same prior year period	-44%	-9%	-38%	-1%
Percentage of hardware revenues	128%	169%	138%	265%
Hardware gross margin	$(3,562)	$(11,904)	$(11,557)	$(42,391)
Hardware gross margin as a percentage of hardware revenue	-28%	-69%	-38%	-165%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not generate positive gross margins from these hardware sales. Our costs of hardware sales for the three month period ended October 31, 2008 decreased by $12.8 million. This decrease is largely related to a lower number of TiVo units sold during the three months ended October 31, 2008 as compared to the same prior year period. The three months ended October 31, 2008 benefited from the utilization of previously reserved inventory of $1.4 million.

Our costs of hardware sales for the nine month period ended October 31, 2008 decreased by $26.1 million, as compared to the same prior year period. This decrease is related to a lower number of TiVo units sold during the nine months ended October 31, 2008 as compared to the same prior year period. The nine months ended October 31, 2008 benefited from the utilization of previously reserved inventory of $4.4 million. The nine month period ended October 31, 2007 also included a charge of $10.5 million to costs of hardware of which $7.0 million was related to excess raw materials and finished goods inventory and $3.5 million related to excess non-cancelable purchase commitments.

During the three and nine months ended October 31, 2008, hardware gross margin loss declined $8.3 million and $30.8 million, respectively as compared to the same prior year periods. These improvements were largely related to the $10.5 million inventory charge during the nine months ended October 31, 2007 which was compounded by a barter transaction we entered into exchanging TiVo Series2TM standard definition DVR inventory with a net book value of $2.8 million for barter credits. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1.8 million, which resulted in an additional negative $1.0 million hardware gross margin. Also, during the three and nine month periods ended October 31, 2008 we received a higher average selling price per DVR as compared to the same prior year period, due to the introduction of our TiVo HD DVR at the end of the quarter ended July 31, 2007, which had a higher relative margin as compared to our TiVo Series2TM DVR. Our rebates and revenue share costs, which are netted against our hardware revenues, also declined during the year as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008. As a result of these items, the hardware gross margin loss for the three and nine months ended October 31, 2008 decreased by approximately 28% and 38%, respectively. As of October 31, 2008 we maintained a $4.1 million inventory reserve as a result of prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped. We expect to further benefit from reversals of these reserves during the remainder of fiscal year 2009.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Research and development expenses	$16,553	$14,049	$46,624	$43,364
Change from same prior year period	18%	15%	8%	14%
Percentage of net revenues	26%	19%	24%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Our research and development expenses for the three and nine month periods ended October 31, 2008 increased by $2.5 million and $3.3 million, respectively, as compared to the same prior year periods. These increases were largely related to lower utilization of our engineering staff on development projects generating technology revenues resulting in lower allocations of research and development expense to cost of technology revenues.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$6,585	$5,967	$18,427	$16,651
Change from same prior year period	10%	9%	11%	6%
Percentage of net revenues	10%	8%	10%	8%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increases in sales and marketing expenses during the three and nine month periods ended October 31, 2008 was largely related to increased headcount related costs associated with the audience research measurement department.

Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,301	$9,050	$4,348	$23,855
Change from same prior year period	-75%	80%	-82%	120%
Percentage of net revenues	4%	12%	2%	12%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the three and nine month periods ended October 31, 2008, as compared to the same prior year period is primarily due to our focus on reducing subscription acquisition costs and significantly reduced advertising spending, specifically in the television media. We expect that our sales and marketing, subscription acquisition costs will also be lower in the fourth quarter of fiscal year 2009 relative to the comparable period last year.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands, except percentages)
General and administrative	$10,344	$11,106	$31,549	$32,720
Change from same prior year period	-7%	13%	-4%	-9%
Percentage of net revenues	16%	15%	17%	16%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three month period ended October 31, 2008 the decrease of $762,000 in general and administrative expenses, as compared to the same prior year period, was largely related to decreased stock-based compensation expenses of $1.4 million offset by increased legal and legal related expenses of $267,000 primarily related to our EchoStar litigation, combined with increased accounting and tax consulting related expenses of $236,000. We expect our legal expenses related to our EchoStar litigation to be substantially increased in the fourth quarter due to the accelerated discovery and bench trial scheduled for February 17, 2009.

During the nine month period ended October 31, 2008, the decrease of $1.2 million in general and administrative expenses, as compared to the same prior year period, was largely related to decreased stock-based compensation expenses of $1.0 million, decrease in legal and legal related expenses of $230,000, decrease in bad debt expense of $463,000, decreased depreciation expenses of $256,000, and decreased accounting and tax consulting related expenses of $261,000 . These decreases were offset by increased headcount and consulting related costs of $730,000 and an increase in non-income based taxes of $529,000.

Litigation Proceeds.

On October 8, 2008, TiVo received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds for the three and nine months ended October 31, 2008. The remaining $16.8 million was recorded in our condensed consolidated statement of operations as interest income for the three and nine months ended October 31, 2008.

Provision for income taxes.

For the three and nine months ended October 31, 2008, we recorded provisions for income taxes of $3.1million and $3.2 million, respectively, yielding an effective tax rate of 3.0% and 2.9%, respectively. Through the third quarter of fiscal 2009, we generated $ 82.7 million of estimated taxable income and based upon this estimate, we released approximately $35.8 million of the valuation allowance previously recorded against the deferred tax assets. The income tax provisions are comprised primarily of federal and state alternative minimum taxes and an increase in exposure related to certain positions that we have taken during the third quarter. We continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing and amount of which are uncertain.

Interest income.

Interest income resulting from cash, cash equivalents, and short-term investments held in interest bearing accounts and short-term investments for the three and nine months ended October 31, 2008 was $423,000 and $1.4 million, respectively or approximately a 65% and 64% decrease over the $1.2 million and $4.0 million from the comparable prior year periods. This decrease was primarily a result of a decrease in the average interest rate earned in the three and nine months ended October 31, 2008 to approximately 1.8% and 2.0%, respectively from 5.6% and 5.4%, respectively in the comparable prior year periods. Additionally, included in the interest income during the three and nine month periods ended October 31, 2008 was $16.8 million related to the EchoStar litigation proceeds.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At October 31, 2008, we had $204.8 million of cash, cash equivalents, and short-term investments. We believe our cash and cash equivalents, combined with funds generated/used from operations, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate this source of liquidity, together with cash and cash equivalents will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2008	2007
Net cash provided by (used in) operating activities	$105,183	$(44,523)
Net cash used in investing activities	$(3,738)	$(6,991)
Net cash provided by financing activities	$9,501	$4,731

Net Cash Provided by (Used in) Operating Activities

During the nine months ended October 31, 2008 our net cash provided by operating activities was $105.2 million as compared to net cash used in operating activities of $44.6 million during the same prior year period. This change in operating cash flow was largely attributed to net income of $107.2 million during the nine months ended October 31, 2008 as opposed to a net loss of $(25.2) million during the same prior year period. Included in net income for the nine months ended October 31, 2008 was approximately $104.6 million we received for EchoStar litigation proceeds less tax expense of $3.1 million.

Net Cash Used in Investing Activities

The net cash used by investing activities for the nine months ended October 31, 2008 was approximately $3.7 million compared to $7.0 million for the same prior year period. This decrease in cash usage was largely related to lower acquisition of property and equipment spending of $2.3 million.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2008, the principal source of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $7.5 million and the issuance of common stock for the employee stock purchase plan of $2.8 million. This was partially offset by repurchase of restricted stock to satisfy employee tax withholdings.

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

Revolving Line of Credit Facility with Citigroup.

On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup extended a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. As of October 31, 2008, we had no borrowings outstanding under this credit agreement.

Effective November 28, 2008, due to our increased cash and short term investments balance, we chose to voluntarily terminate our revolving line of credit with Citigroup Global Markets Realty Corp. prior to its expiration on January 25, 2010 saving all future commitment fees.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$3,057	$2,467	$590	$—	$—
Purchase obligations	7,942	7,942	—	—	—

Total contractual cash obligations	$10,999	$10,409	$590	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $90,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated October 31, 2008.

As of October 31, 2008, the Company recorded gross unrecognized tax benefits of approximately $900,000, which are classified as long-term liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Our other commercial commitment as of October 31, 2008, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$327	$75	$252	$—	$—

Total contractual obligations	$327	$75	$252	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at October 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in U.S. Treasury Bills, U.S. Treasury funds, and money market funds and maintain them with two financial institutions with a high credit rating. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of October 31, 2008, we held approximately $5.0 million of investments, with an auction reset feature (auction-rate securities). These auction-rate securities were part of failed auctions from February 14, 2008 through October 31, 2008. Due to uncertainty about liquidity of these securities and our intent to hold them until their value recovers, we reclassified these securities to long-term investments on our condensed consolidated balance sheet. We have recorded $933,000 in unrealized losses on these auction-rate securities, reducing the long-term investments to approximately $4.1 million. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record an additional unrealized loss in other comprehensive loss or an other-than-temporary impairment charge to earnings in future quarters. We have the intent and ability to hold these securities until their anticipated recovery such that we will be able to liquidate our remaining investment in auction rate securities without material loss, primarily due to the government guarantee of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance as of October 31, 2008 (the end of the period covered by this Report), regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There have been no changes in our internal control over financial reporting during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the heading “Legal Matters” set forth under Note 7. of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

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

We face risks, such as increased churn of our subscription base and decrease in future new subscriptions, in connection with the transition from analog to digital broadcast transmission in February 2009

On February 17, 2009, the nation’s full power television stations will begin transmitting in all-digital broadcast signals and no longer use the traditional analog method of broadcasting over-the-air television. Only those consumers who currently receive analog television over-the-air or via an antenna will be impacted by this transition. Consumers accessing “pay” television service such as cable or satellite are not likely to be immediately affected by the switch. However, consumer confusion around the transition to digital broadcast signals poses risks to our business from consumers mistakenly believing their TiVo DVR is not compatible with the digital transition in 2009.

We face risks associated with various cable operators making their own transition to digital transmission of cable signals.

We face increased risks beyond the 2009 digital transition as cable operators are currently only required to carry analog signals for customers through February 2012 where cable operators transmit in both analog and digital formats. Cable operators who transmit entirely in digital format to their customers and make set top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition Series2 DVR is reduced to a single tuner experience when used exclusively with a cable set top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although we do currently offer to our customers a new high definition digital video recorder, the TiVo HD DVR, which is CableCARD capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers or which are otherwise for sale to customers are impacted, such an impact may cause such customers to cancel their subscriptions or not purchase such a model standard definition Series2 DVR. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service, and in such an event our business would be harmed.

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content.

Over the past two years we launched joint entertainment offerings with the Amazon Video on Demand (formerly Unbox) service, Netflix, CinemaNow, and Jaman for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offering with Amazon Video On Demand, Netflix, CinemaNow, and Jaman involve no long-term commitments. We face competitive, technological, and business risks in our on-going provision of an entertainment offering involving the distribution of digital content with Amazon, Netflix, and others, including availability of premium content and speed and quality of the delivery, including the availability of high definition content in the future, of such content to TiVo DVRs. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, and our other partners, on our own, or an equivalent offering with another third party, the attractiveness of the TiVo service to new subscribers could be harmed and our ability to retain and attract subscribers could be harmed.

Our ability to retain our current customers may continue to decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.

We believe factors such as increased competition in the DVR marketplace, changing television technologies such as the increasing penetration of high definition, the use of switched digital technology to deliver encrypted digital television signals, and the failure of cable operators in the future to transmit both an analog and digital transmission thus impacting our Series2 DVRs, increased price sensitivity in the consumer base, any deterioration in the quality of our service, and product lifetime subscriptions no longer using our service may cause our TiVo-Owned subscription monthly churn rate to increase. If we are unable to retain our subscriptions by limiting the factors that we believe increase subscription churn, our ability to grow our subscription base could suffer and our revenues could be harmed.

Uncertainty and adverse changes in the economy could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in discretionary consumer spending, which, in turn, could result in a decline in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Any decrease in demand for our products, particularly during the critical holiday selling season, could have an adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on our investments, increase costs associated with developing and producing our products, increase the cost and decrease the availability of potential sources of financing, and increase our exposure to losses from bad debts, any of which could have an adverse impact on our financial condition and operating results.

We face risks in connection with our amended development and services agreements with DIRECTV for the development and deployment of a new HD DIRECTV DVR featuring the TiVo® service.

We may encounter delays in development under our new agreement with DIRECTV. Under the terms of our non-exclusive arrangement, we are working with DIRECTV and its suppliers to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform with our goal, but not a contractual obligation, to launch in the second half of calendar year 2009. We face significant technological, third party supplier and other challenges in our development of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform, any of which could delay or prevent us from delivering the new product. If we are unable to successfully develop this new broadband-enabled HD DVR with TiVo service for deployment by DIRECTV, we would not be able to acquire new subscribers from DIRECTV under these new agreements and our business could be harmed.

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

The information under the heading “Subsequent Events” set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1*	Form of Amended & Restated Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.2*	Form of Amended & Restated Senior Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.3*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (filed herewith).

10.4*	Amended & Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (filed herewith).

10.5*	TiVo Inc.’s 2008 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-153179)).

10.6*	TiVo Inc.’s Amended & Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-153178)).

10.7+	Amended and Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

10.8+	Second Amended and Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV, Inc. (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 10, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 10, 2008 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 10, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 10, 2008 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

+	Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 10, 2008	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: December 10, 2008	By:	/s/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)