Form 10-K
period 2009-01-31
TIVO INC
filed 2009-04-03
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on July 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $621.4 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

On March 23, 2009, the Registrant had 103,814,135 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Shareholders to be filed on or before May 31, 2009.

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and MSOs/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	expectations of the growth of the TiVo service and technology outside the United States;

•

our financial results, expected future cost savings from our recent reduction in headcount on November 18, 2008, expectations of future revenues and profitability, and expectations for the future use of advertising trade credits;

•	our expectations with respect to the possible future outcomes and the possible receipt of additional damages in our on-going litigation with EchoStar;

•	our expectations with respect to the timing of further rollout of the TiVo service on Comcast, the launch of the TiVo service on Cox and the launch of the HD DIRECTV DVR with TiVo service;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Seven (Australia and in the future New Zealand), and Cablevision (Mexico)) subscriptions;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven (Australia and in the future New Zealand), and Cablevision (Mexico) and deployment of the TiVo service by them;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs and our possible utilization of such inventory reserves in the future;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to investments in auction rate securities and their associated carrying value;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of transition to digital distribution technologies by both broadcasters and cable operators.

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

General Development of Business

TiVo is a leading provider of technology and services for digital video recorders (DVRs). The subscription-based TiVo® service redefines home entertainment by providing consumers with an easy way to record, watch, and control live television and receive thousands of movies and television shows from cable, broadcast, and broadband sources, as well as other forms of content from broadband sources, such as YouTubeTM videos, and a vast collection of music videos and songs, and internet radio. TiVo offers such features as Season Pass® recordings, WishList® searches, TiVoToGo™ transfers, TiVoCast content (which includes premium content delivered from Amazon Video on Demand, Netflix, and others and in the future Blockbuster), TiVo KidZone, TiVo Online Scheduling, and TiVo Search. As of January 31, 2009, there were approximately 3.3 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading television service providers such as cable television operators, such as Comcast, and in the future Cox, and satellite television providers, including DIRECTV, as well as international cable and broadcasting companies such as Seven Networks (Australia and in the future New Zealand) and Cablevision Mexico. We also provide innovative advertising solutions for the television industry, including a unique platform for advertisers and audience research measurement.

We currently receive revenues from three main sources:

•

Consumers. Our primary source of revenues is from consumers, who subscribe directly to the TiVo service and typically pay us monthly fees of up to $12.95 per month. We also offer consumers the option to prepay for one or three years of TiVo service at prices ranging from $129 to $299, or purchase a product lifetime subscription for $399 ($299 for existing customers who have at least one other qualifying subscription). We sell to consumers in part through distribution relationships with major retailers, and direct through our on-line store at TiVo.com.

•

Television service providers. We also work with satellite and cable television providers, including DIRECTV, Comcast, Cablevision Mexico, and in the future Cox, who pay us recurring monthly fees in order to provide the TiVo service to their subscribers. We receive fees for licensing and professional services from these and other customers as well.

•

Advertisers. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for the television advertising market. These include short- and long-form interactive video advertising, audience research measurement, lead generation, and commerce. Some of our key clients include advertisers and advertising agencies such as Grey SF, Toyota Motors, Warner Brothers, Universal McCann, OMD, MediaEdge, Mediastorm, IdeaCity, Fox Corp, and the Procter & Gamble Company.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support, rollout schedules, software development issues; access to television programming; intellectual property claims against us; and our ability to sustain and grow our subscription base. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new TiVo-Owned subscriptions during and immediately after the holiday shopping season. Prior to the fiscal year ended January 31, 2009, we incurred significant losses and had substantial negative operating cash flow. During the fiscal year ended January 31, 2009, our cash provided by our operations was $105.7 million and we had a net income of $103.6 million primarily due to receipts of damages and associated interest from our litigation against EchoStar. As of January 31, 2009, we had an accumulated deficit of ($672.2) million.

Industry Trends

Consumer Demand is Driving Widespread Adoption of DVR Technology. We believe DVRs offer a compelling value proposition to consumers by providing the means to effectively sort through, select from, and organize the growing volume of broadcast, cable, and broadband video content choices including television shows, movies, videos, songs, and photos. DVR technology also gives consumers the ability to easily fast forward, pause, and rewind recorded video content. Today, approximately 29 million households have DVRs, up from approximately 22 million a year earlier and this is expected to increase to over 57 million by 2012 according to SNL Kagan and higher by other accounts.

Television Distributors See DVR Technology as a Competitive Asset. Nearly all of the major television distributors in the United States including Comcast, DIRECTV, Dish (formerly EchoStar), Time-Warner Cable, and others, are offering DVR technology to their customers. These companies have indicated they consider DVR technology a competitive tool to help differentiate their services by offering their customers more programming features. These operators are looking for ways to more effectively attract and retain consumers to their own offerings and we believe that our unique user interface and software can help increase customer satisfaction and reduce churn for television distributors in the United States and beyond. This is also a risk to our business to the extent that these companies view TiVo as a competitive threat and economically harmful rather than a potential business partner.

DVR is Expanding Beyond the United States. Major television distributors and broadcasters outside of the United States are beginning to offer DVRs to their customers. These companies are looking for ways to integrate television, DVR technology, and the ability to retrieve broadband content into one device. Today, there have been approximately 44.6 million DVRs shipped globally and this number is expected to grow significantly according to eMarketer.

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

Our Solution

We have created a unique set of technologies, products, and services that meet the needs of consumers, television distributors, and the advertising community. Our goal is to change the way consumers receive and watch television, broadband video, and advertising and to generate revenues through the deployment of our branded entertainment services and technology to television viewing households worldwide.

Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR, has an easy, intuitive user interface and many features that we believe dramatically improve a consumer’s television viewing experience. Depending on the model, TiVo-enabled DVRs can support analog cable, digital cable, satellite, over-the-air broadcast television, and streaming and downloaded broadband video content, including standard definition and high definition television. The TiVo service enables consumers to watch TV on their own schedule by automatically finding and digitally recording their favorite shows, all season long, even if the schedule changes, and can even skip reruns. The TiVo service allows consumers to find new shows to watch through features that enable them to search for shows to record by subject, title, genre, actor, director, or channel. The TiVo service can also suggest shows consumers may like based on shows they are recording. Consumers can also pause and rewind live and recorded television. Unlike with a VCR, consumers can play back a show from its beginning while it is in the middle of being recorded, and consumers can play back a previously recorded show while recording another show.

Increasingly Differentiated Features and Service. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make the TiVo service more compelling for both current and potential customers. For example, we launched a service feature called TiVo Swivel Search, which allows TiVo users to discover content based on common actors, directors or genres of television shows and movies, and updated the feature in fiscal year 2009 to include additional content, including HD content. We provide consumers with access to new interactive applications which include the ability to receive more content delivered to their TiVo-enabled DVRs over a broadband connection such as premium film and television content from Amazon Video On Demand, Netflix, and in the future Blockbuster, and professionally produced program content from providers such as The New York Times, CNET, and the NBA, as well as millions of songs through music subscription service Rhapsody. We expect that a significant portion of our future product development efforts will be focused on broadband functionality as we believe that this area will bring the most significant enhancements to the TiVo service in the areas of mobility, entertainment personalization, and broadcast/broadband integration. We also offer a set of unique features to service providers deploying the TiVo service, to help them maximize the value of their service offerings to their subscribers. These market-leading features include powerful search and discovery capabilities that integrate not only regular linear television content but also Video On Demand content, including innovative means of highlighting HD content throughout the user interface. The TiVo application can be downloaded directly to certain existing cable operators’ set-top boxes without the need for new hardware or a service call.

Integrate Our Technology. Part of our strategy focuses on creating, developing, and deploying a software version of the TiVo service that will be executable on certain third-party DVR platforms in order to promote the mass deployment of devices capable of running the TiVo service. The current focus of this effort is primarily on cable television providers, which are deploying DVR’s in increasing numbers. We have announced partnerships with Comcast and Cox to deploy a software version of the TiVo service to run on DVR hardware manufactured by a variety of set-top box manufacturers. During fiscal year 2009, the TiVo service on Comcast launched in additional New England markets and based on Comcast’s public statements, we expect further Comcast markets to deploy the TiVo service in fiscal year 2010. Cox is currently in trials in New England and we expect to begin initial deployment of their TiVo-enabled DVR solution during our fiscal year 2010. We also announced an extension of our DIRECTV partnership. Under the terms of this non-exclusive arrangement, we expect to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR for a launch to consumers as soon as possible in calendar year 2010.

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

Extend TiVo Product Beyond U.S. Market. We believe there is a large opportunity to leverage the TiVo service and technology outside the United States. For example, we have a distribution agreement with Cablevision Mexico, which is owned by Televisa, to provide a Spanish-language version of the TiVo service to digital cable subscribers in Mexico City, and Hybrid Television Services, a 100% subsidiary of Seven Networks in Australia, which is selling a DVB-T version of TiVo, and LiTV in Taiwan who is selling a broadband bundled cable offering through its TGC Taiwan subsidiary. We currently have solutions that integrate broadband offerings for cable, satellite, and over-the-air television distributors and we expect to consider additional international partnerships and distribution agreements over the next year in these markets.

Increase Advertising Capabilities and Revenue. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded Showcases including long-form video, requests for information, and customizable applications such as car configurators. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service. Some of our key advertisers and advertising agencies include Grey SF, Toyota Motors, Warner Brothers, Universal McCann, OMD, MediaEdge, Mediastorm, IdeaCity, Fox Corp, and the Procter & Gamble Company.

Increase Audience Research Capabilities and Revenue. We offer advertisers, advertising agencies and television networks second-by-second reporting on television program and commercial viewership in our subscribers’ homes. We make this available via two primary products, Stop||Watch ratings service which is based on an anonymous, aggregate nightly sample of 100,000 TiVo subscribers (which is expected to increase to 300,000 by the fall of 2009), and Power||Watch which is based on a panel of 20,000 TiVo subscribers who have volunteered to participate in this on-going research project and have opted-in to allow viewership to be associated with their set-top boxes and, on an anonymous aggregated basis, various characteristics of their household which they have provided to us. We plan to continue developing and enhancing these offerings by using the viewing data already available to us to present deeper insights into how DVR households consume television content.

Our Technology

TiVo has developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that receives over-the-air digital signals and is CableCARDTM ready, on the integrated set-top boxes of a major satellite television provider, DIRECTV, through software downloads on set-top boxes for cable television providers Comcast and in the future Cox, and through over-the-air standard DVB-T in Australia and in the future New Zealand. We anticipate making the TiVo service available on set-top boxes of additional television service providers in the future. TiVo’s technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled DVR hardware design.

TiVo Service Client Software. The TiVo service client software runs on TiVo-enabled DVRs. It consists of operational software required for a TiVo-enabled DVR to deliver the TiVo service. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management and user interface. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled DVR will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, Showcases, and other content.

We are currently extending the TiVo service client software to enable future deployment on certain commonly used integrated DVR set-top boxes. Under the terms of our agreement with Comcast, for example, Comcast has made the TiVo service available as a software upgrade to its already installed base of certain Motorola DVRs (in New England, currently, and additional regions in the future) and in the future on certain Cisco DVRs. We also intend to extend the TiVo service to run on other DVR set-top boxes capable of supporting Comcast-deployed middleware and forthcoming Open Cable Application Platform (OCAP) solutions.

TiVo Service Infrastructure. The TiVo service infrastructure enables the ongoing operation of the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, interactive advertising, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled DVRs for use in our audience research measurement efforts. The infrastructure has also been designed to work with the networks of service provider customers, for example, by utilizing DIRECTV’s satellite bandwidth to deliver data to DIRECTV receivers with TiVo service.

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

Significant Relationships

Comcast. On March 15, 2005, we entered into a non-exclusive licensing and marketing agreement with entities affiliated with Comcast Corporation. Pursuant to this agreement, we agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable the TiVo user interface and DVR application, which includes features, such as WishList® and Season Pass®. In addition, we agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides Comcast with eight additional one-year renewal terms beyond the initial term, with certain deployment thresholds moved from June 30, 2014 to the renewal term beginning after June 30, 2019. Comcast will pay a recurring monthly fee per Comcast household which receives the TiVo service through Comcast. Comcast has also paid us fees for licensing the TiVo technology, and will continue to pay us fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and will also pay us for the advertising management system. Under the initial and subsequent statements of work with Comcast, subject to the attainment of specified deployment thresholds, Comcast is entitled to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees.

Additionally, Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. TiVo will have the continuing right to sell certain types of advertising on the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, when such advertising features are developed, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. The TiVo service software solution has launched in its initial market, the New England Region. We expect the TiVo service to be launched in additional markets in fiscal 2010, beginning with Chicago. Comcast accepted the TiVo advertising management system in fiscal 2009, and deployment of the advertising management system is expected in the future though no date has been set.

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2009, we had approximately 1.7 million subscriptions through this relationship. In the fiscal year ended January 31, 2009, we reported $22.9 million of DIRECTV-related revenues, which include subscription revenues, DIRECTV-related advertising revenues, and revenues from engineering services provided to DIRECTV. This represented 9% of our total net revenues.

DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service. We incur limited recurring expenses. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are continuing to provide DIRECTV with engineering services related to currently installed hardware and updates and feature enhancements for existing platforms and customers.

Additionally, DIRECTV distributes features that enable advanced automatic recording capabilities and the delivery of promotional video to DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell advertising and audience research measurement data, with each party retaining all their respective revenues generated from such sales.

DIRECTV currently does not have the right to continue to distribute DIRECTV receivers with TiVo service to new customers. Instead, DIRECTV has been offering a new DVR to compete with the existing DIRECTV receivers with TiVo service. Additionally, DIRECTV has added high definition programming in a format that is not compatible with the existing TiVo-enabled high definition DVRs previously distributed by DIRECTV. As a result, we have seen a reduction in the number of DIRECTV receivers with TiVo service subscriptions, a trend that we expect to continue.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service. Under the terms of this non-exclusive arrangement, TiVo expects to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR for a launch to consumers as soon as possible in calendar year 2010. DIRECTV, upon deployment of the HD DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each Company’s products and services throughout the term of the new agreement.

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new HD DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched.

Cox. On August 22, 2006, we entered into a non-exclusive licensing and distribution agreement with Cox Communications (otherwise referred to as Cox). Pursuant to the agreement, we have agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer our DVR and advertising software to its customers and advertising clients respectively. In addition, we have agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers.

The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. During the term of the agreement, we will provide Cox with certain customer support and maintenance services.

We will have the continuing right to sell certain types of advertising in connection with our service offered through Cox. We will also have a right to sell certain types of advertising on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights. Cox will also reimburse us for the cost of certain third-party license fees. In addition, Cox may be entitled to certain most favored customer terms if we enter into future agreements with multi-channel video distributors whose commitment to deploy our DVRs and advertising software is less than Cox’s commitment. Cox has the right to terminate the agreement in the event we are the subject of certain change of control transactions involving any of certain specified companies. Cox is in trials and we currently expect the TiVo service on Cox to launch in its initial markets during the first half of fiscal year 2010.

Sales and Marketing

Consumer Offerings. We sell subscriptions to the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. We currently sell TiVo service-only subscriptions either for a monthly subscription rate of up to $12.95 per month (with discounts available to subscribers who have multiple subscriptions to the TiVo service), or a pre-pay option of $129 for one-year, $299 for three-years of TiVo service, or $399 for product lifetime service ($299 for existing customers who have at least one other qualifying subscription). TiVo-enabled DVRs are available from major retailers across the United States, including Best Buy. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues. We currently manufacture and sell three models of TiVo-enabled DVRs, the standard definition TiVo Series2 DT (Dual Tuner), the high-definition TiVo HD DVR, and the high-definition TiVo HD XL DVR which retail for $149, $299, and $599, respectively.

Services to Television Service Providers. We also sell our technology and services to television service providers, such as Comcast, DIRECTV, and Cox who then market (or in the case DIRECTV and Cox, plan to market in the future) the TiVo service to their subscribers.

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

We offer a manufacturer’s warranty on the DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions of 90 days for labor and one year for parts. For our direct sales that include both a TiVo-Owned standalone DVR and a subscription to our service (other than product lifetime subscriptions), we extend such manufacturer’s warranty for parts only for the duration of the initial subscription which may last as long as three years. We contract with third parties to handle warranty repair.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include both hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2009	2008	2007
	(in millions)
Research and Development Expenses	$62.1	$58.8	$50.7

We decreased the number of our regular, temporary, and part-time employees engaged in research and development by 9% from a total of 312 as of January 31, 2008 to 285 as of January 31, 2009.

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

We often require substantial lead time to purchase components and manufacture anticipated quantities of DVRs that enable the TiVo service. This long lead time requires us to make component purchasing and inventory decisions well in advance of our peak selling periods. We offer our individual end-users who purchase from TiVo.com a 30-day money back guarantee. We typically do not offer a right of return or significant extended payment terms to our retailers.

Seasonality

Sales of our DVRs and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual DVR sales and new subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, revenue share and other payments to channel, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSOs/Broadcasters, which includes relationships with companies such as DIRECTV and Comcast.

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

•

Satellite: Dish (formerly EchoStar) offers a range of DVR models, including standard definition and high definition models, most of which offer dual tuner capabilities. Certain models can output signals to multiple TVs within the household. Additionally, Dish has spent a significant amount of capital advertising and promoting its DVR as “better than TiVo.” Further, Dish offered its DVR at lower monthly service fees than TiVo and most other television providers. DIRECTV has introduced a DVR technology including both standard definition and high definition broadcasts.

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

•

Telecommunications: Telecommunications operators have deployed DVR technology in connection with the provision of television services to consumers either in partnership with other television providers, such as Verizon’s FIOS service, AT&T’s U-verse service or through partnerships with DIRECTV (Qwest, Verizon, AT&T).

Consumer Electronics Competitors. We compete against several types of products with basic time-slot based recordings or enhanced electronic program guide (EPG) based DVR functionality offered by consumer electronics companies. These products record a television signal output from a cable, satellite, or antenna, including internationally through digital over-the-air standards such as DVB-T.

•

Standalone DVRs and hard drive-equipped DVD recorders, TVs, and game consoles: Several consumer electronics companies, including Panasonic and Sony, produce DVD recorders with hard drives. In addition, several consumer electronics companies have television products that are internet enabled, allowing them to access content and applications from various sources. Some of these TVs offer CableCARD functionality, allowing the receipt of encrypted digital cable programming without the need for a digital cable set-top box. In general, these hard-drive equipped DVD recorders and TVs do not require DVR service fees and offer basic DVR functionality. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles, and Microsoft has now enabled the digital delivery of video programming over the internet to its game console.

•

Personal computers with DVR software: Microsoft’s Windows XP Media Center and Vista Editions contain expanded digital media features including enhanced DVR functionality. PC manufacturers including Dell and Hewlett Packard offer PCs running this Microsoft software and other PC manufacturers such as Apple Computer may offer similar functionality in the future. Additionally, software programs such as MythTV and SnapStream can be loaded onto a personal computer to provide enhanced DVR functionality. TiVo does offer a software-only version of the TiVo Service called Nero LiquidTVTM | TiVo PC.

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

Audience Research Competitors. We compete with advertising research companies such as Nielsen, TNS, and RenTrak for research spend from advertisers, advertising agencies, and television networks. These companies have all announced intentions to provide second-by-second viewership information based on data from digital cable set-top-boxes and satellite set-top-boxes. The type of research we provide is a discretionary purchase. If advertisers, advertising agencies, and television networks perceive the information provided by these companies to be more valuable, they may invest in those services rather than ours, or they may choose not to purchase this type of information at all.

Patents and Intellectual Property

We have filed patent applications relating to many critical aspects of the design, functionality, and operation of TiVo products and services. We have been awarded approximately 146 foreign and domestic patents and have approximately 251 foreign and domestic patent applications pending. We have also filed patent applications related to technology that we may incorporate in future versions of our products and services. Patents we hold the rights to include:

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

Additionally, on September 28, 2006, we entered into a patent cross license agreement with IBM, under which we paid certain cash consideration to IBM, and each party granted to the other a non-exclusive, worldwide, royalty-free license to such party’s patents that are entitled to a priority date on or before September 28, 2006, including all patents and patent applications in existence as of that date with limited exceptions. The license granted by IBM to us extends to all products other than general purpose data processing products and data storage devices that are primarily sold separately from other hardware. The license that we granted to IBM extends to all products, other than digital media recorders and digital media recorder software. No license was granted, directly or by implication, to permit the combination of any product with any other item.

TiVo has secured numerous trademark registrations for its distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass,” Thumbs logos, and certain sound marks. Pending trademark applications include, but are not limited to, “StopllWatch”, “Mevo,” and “Mivo.” Additionally, we have international trademark applications pending for several of these trademarks. We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I, Item 1A, “Risk Factors – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Pending Intellectual Property Litigation” for additional information concerning our intellectual property.

Privacy Policy

We have adopted a privacy policy, which we make available on our website at www.tivo.com/privacy and deliver to each new subscriber to the TiVo service. This policy was last updated in August 2008 to cover new features that we have introduced and plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but all viewing-information that is linked or associated with an individual identity will not be disclosed without the viewer’s affirmative consent. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

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

Employees

At March 23, 2009, we employed approximately 463 employees, including 56 in service operations, 247 in research and development, 54 in sales and marketing, and 106 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of March 23, 2009):

Name	Age	Position
Thomas Rogers	54	Chief Executive Officer and President
Anna Brunelle	41	Chief Financial Officer
James Barton	50	Chief Technical Officer and Senior Vice President
Jeffrey Klugman	48	Senior Vice President and General Manager, Service Provider and Advertising Products Divisions
Mark A. Roberts	48	Senior Vice President of Consumer Products and Operations
Matthew Zinn	44	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	54	Senior Vice President, Human Resources

Thomas Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Since November 2006, Mr. Rogers has served as member of the Board of Directors of Idearc Inc. (NYSE: IAR), one of the nation’s largest providers of yellow and white pages directories and related advertising products. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. Since July 2003, he has also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.

Anna Brunelle was named Chief Financial Officer in September 2008 and is responsible for financial operations including accounting, tax, treasury, purchasing, internal audit, financial reporting and planning. Ms. Brunelle joined TiVo in April 2005 and served as Vice President, Controller, and Treasurer prior to her promotion. Prior to joining TiVo, Ms. Brunelle held positions at Broadvision, Adaptec, Roxio, and Napster. Ms. Brunelle began her career at Deloitte & Touche, LLP in San Jose, and has also held senior finance roles at Silicon Valley start-ups where she was responsible for raising capital, developing business plans, integrating acquisitions, and building the finance teams. Ms. Brunelle is a CPA and holds a B.A. in Business Administration/ Accounting from California Polytechnic State University, San Luis Obispo.

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

Jeffrey Klugman was named Senior Vice President and General Manager, Service Provider and Advertising Products Division in April 2005. Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February 2004 and Vice President, TiVo Platform Business from February 2004 until April 2005. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

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

Matthew Zinn was named Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer in April 2006. Mr. Zinn had served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003. From May 1998 to July 2000, Mr. Zinn was the Senior Attorney, Broadband Law and Policy for the MediaOne Group, a global communications company. From August 1995 to May 1998, Mr. Zinn served as corporate counsel for Continental Cablevision, the third largest cable television operator in the United States. From November 1993 to August 1995, he was an associate with the Washington, D.C., law firm of Cole, Raywid & Braverman, where he represented cable operators in federal, state, and local matters. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934; as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

We have incurred significant net losses and may never achieve sustained profitability.

Prior to the fiscal year ended January 31, 2009, we incurred significant net losses and had substantial negative cash flows. During the fiscal years ended January 31, 2009, 2008, and 2007, our net income (losses) were $103.6 million, $(31.6) million, and $(49.1) million, respectively. During the fiscal year ended January 31, 2009, our cash provided by our operations was $105.7 million and we had a net income of $103.6 million. The net income and cash provided by operations for the fiscal year ended January 31, 2009 reflects $104.6 million in litigation proceeds received from EchoStar. This amount was recorded as $(87.8) million in litigation proceeds within the operating expenses section of the consolidated statement of operations and $16.8 million in interest income. Additionally, we recorded $1.3 million in tax expense related to the receipt of these monies. As of January 31, 2009, we had an accumulated deficit of ($672.2) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve sustained profitability.

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

Licensing Competitors. Our licensing revenues depend both upon our ability to successfully negotiate licensing agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, DIRECTV, EchoStar, Pace, Digeo, Motorola, Cisco, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive licensing agreements to service providers and manufacturers of DVRs.

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

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., or Tribune, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. Tribune Media Services, along with their parent company, Tribune Co., filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left will an unsecured claim in Tribune’s bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. We may be unable to secure an alternate source of guide data on acceptable terms.

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

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

Intellectual property claims against us could be costly and could result in the loss of significant rights.

From time to time, we receive letters from third parties alleging that we are infringing on their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these letters. In addition, if any of these third parties or others were to sue us, our business could be harmed because intellectual property litigation may:

•	be time-consuming and expensive;

•	divert management’s attention and resources away from our business;

•	cause delays in product delivery and new service introduction;

•	cause the cancellation of current or future products or services; or

•	require us to pay significant royalties and/or licensing fees.

The emerging enhanced-television industry is highly litigious. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

For example, on April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties. We intend to defend this action vigorously; however, we are incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, our business could be harmed. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (ECC) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar. On February 17, 2009, the U.S. District Court held a contempt hearing in connection with EchoStar’s alleged work-around of the Company’s patent. We continue to incur material expenses in connection with this lawsuit. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”

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

A significant part of our installed subscription base results from our relationship with DIRECTV which we expect to continue to decrease in the future due to DIRECTV’s on-going support of a competing DVRs.

Although we are working with DIRECTV to develop a new high-definition DVR with TiVo for DIRECTV for launch in the future, DIRECTV does not currently have the right to manufacture and distribute TiVo DVRs to DIRECTV subscribers. As a result of this and DIRECTV’s support of a competing DVR we expect the number of our DIRECTV with TiVo subscriptions to continue to decrease in the future. As a consequence of the loss of these future revenues from these DIRECTV subscribers with TiVo service subscriptions, our business may be harmed.

We face risks in connection with our amended development and services agreements with DIRECTV for the development and deployment of a new HD DIRECTV DVR featuring the TiVo service.

We may encounter delays in development under our new agreement with DIRECTV . Under the terms of our non-exclusive arrangement, we are working with DIRECTV and its suppliers to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform to deliver the new HD DIRECTV DVR with TiVo Service to DIRECTV for a launch to consumers as soon as possible in calendar year 2010. We may face significant technological, third party supplier and other challenges in our development of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform, any of which could delay or prevent us from delivering the new product. If we are unable to successfully develop this new broadband-enabled HD DVR with TiVo service for deployment by DIRECTV, we would not be able to acquire new subscribers from DIRECTV under these new agreements and our business could be harmed.

It may be difficult for us or investors to evaluate trends and other factors that affect our business due to the rapidly evolving and highly competitive nature of the DVR services product category.

DVR services are a rapidly evolving and highly competitive product category and it may be difficult to predict the future growth rate, if any, or size of the market, for our products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. Such inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline. It may be difficult to predict accurately our future revenues, costs of revenues, expenses, or results of operations. In addition, any evaluation of our business must be made in light of the risks and difficulties encountered by companies offering products or services in new, rapidly evolving, and highly competitive markets.

We face a number of competitive challenges in the sale and marketing of the TiVo service and products that enable the TiVo service.

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

In the future, we may also compete with digital cable, satellite, and telecommunications services that provide consumers with DVR services via a network connection on an on-demand basis. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has stated a desire to test server-based DVR technology, in the future if legally permissible. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition and results of operations could be harmed.

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

We face risks, such as increased churn of our subscription base and decrease in future new subscriptions, in connection with the transition from analog to digital broadcast transmission in June 2009

On June 12, 2009, the nation’s full power television stations will begin transmitting in all-digital broadcast signals and no longer use the traditional analog method of broadcasting over-the-air television. Only those consumers who currently receive analog television over-the-air or via an antenna will be impacted by this transition. Consumers accessing “pay” television service such as cable or satellite are not likely to be immediately affected by the switch. However, consumer confusion around the transition to digital broadcast signals poses risks to our business from consumers mistakenly believing their TiVo DVR is not compatible with the digital transition in 2009.

We face risks associated with various cable operators making their own transition to digital transmission of cable signals.

We face increased risks in addition to the 2009 digital transition as cable operators are currently only required to carry analog signals for customers through February 2012 where cable operators transmit in both analog and digital formats. Cable operators who transmit entirely in digital format to their customers and make set top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition Series2™ DVR is reduced to a single tuner experience when used exclusively with a cable set top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although we do currently offer to our customers a high definition digital video recorder, the TiVo HD DVR, which is CableCARD™ capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers or which are otherwise for sale to customers are impacted, such an impact may cause such customers to cancel their subscriptions or not purchase a standard definition Series2 DVR. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service, and in such an event our business would be harmed.

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

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content through broadband, including from broadband devices connected directly to the TV or through a PC connected to the TV.

Over the past two years we launched joint entertainment offerings with the Amazon Video on Demand (formerly Unbox) service, Netflix, CinemaNow, and Jaman for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offerings with Amazon Video On Demand, Netflix, CinemaNow, and Jaman involve no significant long-term commitments. We face competitive, technological, and business risks in our on-going provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including availability of premium content and speed and quality of the delivery, including the availability of high definition content in the future, of such content to TiVo DVRs. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku and Vudu which provide broadband delivered digital content directly to a consumer’s television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer’s personal computer, which in some cases may then be viewed on a consumer’s television. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, Blockbuster, and our other partners, on our own, or an equivalent offering with another third party, the attractiveness of the TiVo service to new subscribers could be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers could be harmed.

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

We will need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCards, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCard-related issues. Some customers require significant support when installing the DVR and required CableCards for our HD DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCard installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of CableCards for TiVo customers is performed by third party cable operators and TiVo is dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and CableCards will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.

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

We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We received the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over 60 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenues per subscription (ARPU) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2009, we had approximately 225,000 product lifetime subscriptions that had exceeded the 60 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. This represents approximately 34% of our cumulative lifetime subscriptions as compared to 26% in fiscal year ended January 31, 2008. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.

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

We advertise, market, and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.

We engage in various advertising, marketing, and other promotional activities, such as offering gift subscriptions to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers’ payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service are required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee equal to the number of months left unpaid on their commitment if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business could be harmed.

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

Entertainment companies and other content owners may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.

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

Entertainment companies, networks, or video distributors may claim that our advertising products or features may unintentionally violate copyright or trademark laws or otherwise unfairly compete with them, which could result in the blocking, stripping or failure to carry out our advertising products or features or force us to incur significant costs in defending such actions and affect our ability to generate advertising revenues.

Entertainment companies, networks, or video distributors may claim that our advertising products or features may unintentionally violate copyright or trademark laws, or otherwise unfairly compete with them, by being placed within, adjacent to, or on top of, existing video programming or advertising. Entertainment companies or video distributors may seek injunctions to prevent us from offering these products or features, seek damages and/or take other measures, such as blocking, stripping or refusing carriage to prevent us from selling or distributing our advertising products. If we were unable to sell or distribute our advertising products or features on our DVRs, we may suffer reduced revenues as a result.

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

We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDs to access digital cable, High Definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are beginning to test and deploy switched digital video technologies to transmit television programs in a non-linear fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators have started to deploy a solution to enable our customers to receive channels delivered with switched technologies (known as the Tuning Adapter), if this technology is not successful or in not adopted by our customers (due to cost, complexity, or functionality), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.

Uncertainty and adverse changes in the economy could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in discretionary consumer spending, which, in turn, could result in a decline in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Any decrease in demand for our products, particularly during the critical holiday selling season, could have an adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on our investments, increase costs associated with developing and producing our products, increase our churn rate per month, increase the cost and decrease the availability of potential sources of financing, and increase our exposure to losses from bad debts, any of which could have an adverse impact on our financial condition and operating results.

Our business could be adversely impacted in the event of a natural disaster.

Our corporate headquarters is located in Alviso, California which is where the overwhelming majority of our employees work. Our primary servers are located nearby in San Jose, California. Alviso and San Jose lay near the San Andreas Fault, among other known and unknown faults, a major source of earthquake activity in California. In the event of an earthquake or similar natural disaster, our ability to continue operations could be adversely affected and our business could be harmed.

Legislation, laws or regulations relating to environmental issues, employment matters, and unclaimed property may adversely impact our business in the future.

It is possible that future proposed environmental regulations on consumer electronic devices, such as DVRs and set-top boxes, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of stand-alone digital video recorder boxes. This and future energy regulations could potentially make it more costly for us to design, manufacture, and sell our DVRs to our customers thus harming the growth of our business.

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

Furthermore, as part of our regular business activities now, and in the past, we engage in the issuance of gift subscriptions and the marketing of rebate offers related to the sale of our products and services. It is possible that money received by us for the sale of gift subscriptions or related to our past rebate offers could be subject to state and federal escheat, or unclaimed property, laws in the future. If this were the case, our business could be adversely impacted.

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

Our long-term investment securities represent approximately 3% of our total cash, cash equivalent, short-term and long-term investments. These investment securities consist of investment-grade auction rate securities. As of March 23, 2009, our long-term investments included approximately $5.0 million of investment-grade auction rate securities issued by education finance companies, on which we have recorded unrealized losses of approximately $1.1 million as of January 31, 2009. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the financial health of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

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

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. For example, due to lower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the fiscal year ended January 31, 2008 we recorded an inventory related charge of $6.4 million for excess raw materials, finished goods inventory, and non-cancelable purchase commitments. Subsequently, the actual sales of our standard definition DVRs exceeded our expectations and we utilized approximately $4.9 million of previously impaired inventory during the fiscal year ended January 31, 2009. If we were to over estimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, including the United Kingdom, Mexico, Canada, Australia and in the future New Zealand. We have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed. We have and expect to continue to partner with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.

We face significant risks to our business when we engage in the outsourcing of engineering work which, if not properly managed, could result in the loss of valuable intellectual property which could harm our business.

We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, China, India, Ukraine, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, including patents, trademarks, trade secrets, and copyrights and as a result our business could be harmed.

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

If we are unable to raise additional capital through the issuance of equity, debt or other financing activities on acceptable terms, our ability to effectively manage growth and build a strong brand could be harmed. We may incur debt to which covenants attach which could be violated if we do not meet our expectations.

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. We may also incur debt which will subject us to restrictive covenants which if violated by us would cause us to incur penalties and increased expenses which could in turn harm our business. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

As of January 31, 2009, options to purchase a total of 22,792,242 shares were outstanding under our option and equity incentive plans, and there were 26,425,760 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through March 23, 2009, our common stock has closed between $71.50 per share and $2.55 per share, closing at $7.26 on March 23, 2009. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2010, and is comprised of two buildings totaling 127,124 square feet of office space. We believe that our corporate facilities will be adequate to meet our office space needs for the next several years as we currently utilize approximately 84% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDING

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

The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009. The Company is incurring material expenses in this litigation.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. On March 31, 2009, the court denied TiVo’s motion to dismiss and ordered briefing on whether the complaint should be transferred to the Eastern District of Texas. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (Method and System for Recording In-Progress Broadcast Programs) and claims 21-30 and 32 relating to patent ‘186 (Interruption Tolerant Video Program Viewing). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The USPTO has preliminarily rejected each of the claims of the ‘186, ‘685, and ‘804 patents, but we cannot assure you that all of the patent claims ultimately will be rejected or that they will not be amended and emerge from the USPTO reexamination proceedings. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On December 22, 2008, Guardian Media Technologies, LTD filed a complaint against more than 30 companies including TiVo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the ‘160 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. On October 2, 2008 plaintiffs requested that the class certification motion in the focus cases be withdrawn without prejudice. On Friday October 10, 2008, this Court signed an order granting that request. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. On July 25, 2008, thirty of the issuers, including the Company (collectively, the Moving Issuers), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2009, the Company has not accrued any liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2009	High	Low
Fourth Quarter ended January 31, 2009	$7.63	$4.00
Third Quarter ended October 31, 2008	$9.07	$4.95
Second Quarter ended July 31, 2008	$9.00	$5.86
First Quarter ended April 30, 2008	$9.43	$7.38

Fiscal Year 2008	High	Low
Fourth Quarter ended January 31, 2008	$9.11	$5.58
Third Quarter ended October 31, 2007	$7.90	$5.28
Second Quarter ended July 31, 2007	$6.58	$5.31
First Quarter ended April 30, 2007	$6.74	$5.31

Holders of Record

As of March 23, 2008, we had 1,212 stockholders of record and the closing price of our common stock was $7.26 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2009 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of shareholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2009.

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

Four-year warrants were issued to certain institutional investors on October 8, 2002 to purchase 1,323,120 shares of the Company’s common stock at an exercise price of $5.00 with an expiration date of October 8, 2006. In September 2006, we had a cashless exercise of these warrants resulting in the issuance of 484,231 shares of our common stock.

Purchases of Equity Securities

We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our 1999 Employee Incentive Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 1 through March 31, 2008	38,415	$8.67	—	$—
April 1 through April 30, 2008	13,525	$8.86	—	$—
June 1 through June 30, 2008	7,150	$6.34	—	$—
July 1 through July 31, 2008	30,450	$6.09	—	$—
September 1 through September 30, 2008	16,473	$7.83	—	$—
			—	$—

The Company will continue to reacquire shares of stock from employees as their restricted stock grants vest.

Stock Performance Graph

The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2004, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

	January 31,
	2004	2005	2006	2007	2008	2009
TiVo Inc.	100.00	37.30	51.26	49.77	81.58	66.88
NASDAQ Composite	100.00	101.08	114.61	124.99	120.39	73.10
RDG Technology Composite	100.00	93.62	107.08	113.79	111.20	69.73

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2009, 2008, 2007, 2006, and 2005, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$188,408	$211,496	$198,924	$167,194	$107,166
Technology revenues	20,126	19,382	18,409	2,797	6,491
Hardware revenues	41,133	41,798	41,588	28,138	59,354

Net revenues	249,667	272,676	258,921	198,129	173,011

Cost and Expenses
Cost of service revenues	44,603	42,976	43,328	34,179	29,360
Cost of technology revenues	12,300	17,367	16,849	782	6,575
Cost of hardware revenues	57,742	92,052	112,505	87,005	120,424
Research and development	62,083	58,780	50,728	41,087	37,634
Sales and marketing	24,944	23,987	22,520	18,610	16,998
Sales and marketing, subscription acquisition costs	6,038	31,050	20,767	18,641	21,325
General and administrative	42,931	42,954	45,824	38,529	16,788
Litigation proceeds	(87,811)	—	—	—	—

Income(loss) from operations	86,837	(36,490)	(53,600)	(40,704)	(76,093)

Interest income	18,636	5,031	4,767	3,084	1,548
Interest expense and other	(553)	(102)	(173)	(14)	(5,459)

Income(loss) before income taxes	104,920	(31,561)	(49,006)	(37,634)	(80,004)
Provision for income taxes	(1,328)	(30)	(52)	(64)	(134)

Net income(loss)	$103,592	$(31,591)	$(49,058)	$(37,698)	$(80,138)

Net income(loss) per share
Basic	$1.03	$(0.32)	$(0.55)	$(0.45)	$(1.00)
Diluted	$1.01	$(0.32)	$(0.55)	$(0.45)	$(1.00)
Weighted average shares used to calculate basic net income(loss) per share	100,389,980	97,510,576	89,864,237	83,682,575	80,263,980
Weighted average shares used to calculate diluted net income(loss) per share	102,595,607	97,510,576	89,864,237	83,682,575	80,263,980

	As of January 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$162,337	$78,812	$89,079	$85,298	$87,245
Short-term investments	44,991	20,294	39,686	18,915	19,100
Total assets	265,628	167,049	211,950	159,008	160,052
Long-term portion of deferred revenues	28,557	38,128	54,851	67,575	63,131
Total stockholders’ equity (deficit)	154,487	16,120	14,644	(30,420)	(3,042)

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2009. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2009 (1)	Oct 31, 2008 (2)	Jul 31, 2008 (3)	Apr 30, 2008 (4)	Jan 31, 2008 (5)	Oct 31, 2007 (6)	Jul 31, 2007 (7)	Apr 30, 2007
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$44,115	$47,676	$48,174	$48,443	$51,025	$52,940	$53,376	$54,155
Technology revenues	4,353	3,997	5,369	6,407	7,027	5,339	3,084	3,932
Hardware revenues	10,712	12,777	11,699	5,945	16,066	17,240	6,199	2,293

Net revenues	59,180	64,450	65,242	60,795	74,118	75,519	62,659	60,380
Cost of revenues
Cost of service revenues	11,180	10,984	11,245	11,194	12,019	10,738	10,064	10,155
Cost of technology revenues	2,740	2,516	3,124	3,920	5,252	4,912	3,696	3,507
Cost of hardware revenues	15,764	16,339	15,274	10,365	23,929	29,144	28,239	10,740

Total cost of revenues	29,684	29,839	29,643	25,479	41,200	44,794	41,999	24,402

Gross margin	29,496	34,611	35,599	35,316	32,918	30,725	20,660	35,978
Operating expenses	15,459
Research and development	6,517	16,553	15,323	14,748	15,416	14,049	15,070	14,245
Sales and marketing	1,690	6,585	5,906	5,936	7,336	5,967	5,381	5,303
Sales and marketing, subscription acquisition costs	11,382	2,301	888	1,159	7,195	9,050	9,015	5,790
General and administrative	35,048	10,344	10,869	10,336	10,234	11,106	10,392	11,222
Litigation proceeds	—	(87,811)	—	—	—	—	—	—

Income (loss) from operations	(5,552)	86,639	2,613	3,137	(7,263)	(9,447)	(19,198)	(582)
Interest income	423	17,213	421	579	1,066	1,218	1,331	1,416
Interest expense and other	(278)	(94)	(94)	(87)	(183)	(45)	209	(83)

Income(loss) before income taxes	(5,407)	103,758	2,940	3,629	(6,380)	(8,274)	(17,658)	751
Provision for income taxes	1,840	(3,132)	(23)	(13)	(22)	—	—	(8)

Net income(loss)	$(3,567)	$100,626	$2,917	$3,616	$(6,402)	$(8,274)	$(17,658)	$743

Net income(loss) per common share-basic	$(0.04)	$1.00	$0.03	$0.04	$(0.06)	$(0.08)	$(0.18)	$0.01

Net income(loss) per common share-diluted	$(0.04)	$0.98	$0.03	$0.04	$(0.06)	$(0.08)	$(0.18)	$0.01

Weighted average common shares used to calculate basic net income(loss) per share	101,303,123	100,804,813	100,025,002	99,386,826	98,517,991	97,611,001	97,084,184	96,829,128

Weighted average common shares used to calculate diluted net income(loss) per share	101,303,123	102,569,559	102,217,222	102,709,583	98,517,991	97,611,001	97,084,184	98,046,685

(1)	The fourth quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $518,000 in cost of hardware revenues resulting from the sale of previously impaired inventory and a reduction of service revenues of $1.7 million related to the prospective change as of November 1, 2008 in estimated life of the product lifetime subscriptions from 54 months to 60 months.

(2)	The third quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.4 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

(3)	The second quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.4 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

(4)	The first quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.6 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

(5)	The fourth quarter of fiscal year ended January 31, 2008 results of operations includes a benefit of $4.1 million in cost of hardware revenues resulting from the sale of previously impaired inventory and a reduction of service revenues of $2.5 million related to the prospective change as of November 1, 2007 in estimated life of the product lifetime subscriptions from 48 months to 54 months. Additionally, we recognized $1.1 million of DIRECTV revenues deferred from the prior fiscal year as our obligation to provide services to DIRECTV in connection with those revenues expired on January 31, 2008.

(6)	The third quarter of fiscal year ended January 31, 2008 results of operations include a benefit of $696,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(7)	The results of operations for the quarter ended July 31, 2007 included an $11.2 million charge to cost of hardware sales which were recorded as a result of slower than expected sales of standard definition DVRs and the resulting changes in our sales forecast.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview and Outlook of Financial Results

In the fiscal year ended January 31, 2009 TiVo recorded net income of $103.6 million, which included a receipt of $103.3 million, net of tax, in litigation proceeds and interest from EchoStar. The net income for the fiscal year ended January 31, 2009 reflects $104.6 million in litigation proceeds received from EchoStar. This amount was recorded as $(87.8) million in litigation proceeds within the operating expenses section of the consolidated statement of operations and $16.8 million in interest income. Additionally, we recorded $1.3 million in tax expense related to the receipt of these monies. There is no similar transaction recorded in the consolidated statement of operations for the fiscal year ended January 31, 2008. As of January 31, 2009, the Company had over $200 million in cash, cash equivalents, and short-term investments and no debt.

During the fiscal year ended January 31, 2009, our service revenues decreased by 11% or $23.1 million over the prior fiscal year due to a decrease of 91,000 TiVo-Owned subscriptions combined with an increase in the number of months over which we recognize product lifetime subscription revenues. Additionally, we continue to experience a decline in our MSOs/Broadcaster installed subscription base resulting in a decrease to our total cumulative subscription base. The loss of MSOs/Broadcaster subscriptions is a result of DIRECTV not currently deploying new TiVo boxes and our mass distribution deals with Comcast, Cox, and DIRECTV being still in development and/or the early phases of deployment.

Due to current economic conditions, on November 18, 2008, we reduced our operational expenses, primarily through a reduction in headcount of approximately 7% or 37 employees. We incurred pre-tax charges of approximately $1.0 million, for employee-related severance benefits and out-placement costs in the quarter and fiscal year ended January 31, 2009. We expect annual savings of approximately $5.1 million as a result of this reduction in headcount.

In this fiscal year ending January 31, 2010, we expect to continue our efforts to add new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD platform described in the Significant Relationships section of Item 1. Business, and our mass distribution deals with Comcast, Cox, and Seven (Australia and in the future New Zealand) are still in development and/or the early phases of deployment.

Service revenues may well be lower in the fiscal year ending January 31, 2010 than in fiscal year 2009 as revenues from new TiVo-Owned subscriptions are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized. Additionally, mass distribution partnerships including Comcast, Cox, Seven (Australia and in the future New Zealand), and others are in the early phases of development or deployment and will be more than offset by our continued subscription losses from our DIRECTV subscriptions, as the HD DIRECTV DVR with TiVo service will not be available until calendar year 2010.

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

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2009	2008	2007
TiVo-Owned Subscription Gross Additions:	187	276	429
Subscription Net Additions/(Losses):
TiVo-Owned	(91)	19	235
MSOs/Broadcasters	(520)	(518)	(155)

Total Subscription Net Additions/(Losses)	(611)	(499)	80
Cumulative Subscriptions:
TiVo-Owned	1,654	1,745	1,726
MSOs/Broadcasters	1,681	2,201	2,718

Total Cumulative Subscriptions	3,335	3,946	4,444
Fully Amortized Active Lifetime Subscriptions	225	175	165
% of TiVo-Owned Cumulative	59%	61%	58%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Effective November 1, 2008, we extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all product lifetime subscriptions acquired on or before October 31, 2007. We now amortize all product lifetime subscriptions over a 60 month period. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that some of our MSOs/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes.

TiVo-Owned subscription net losses were 91,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.7 million subscriptions for the fiscal year ended January 31, 2009 as compared to the fiscal year ended January 31, 2008. We believe the decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions because of increased competition from DVRs distributed by cable and satellite providers. As a result of this competition and current economic conditions and our efforts to manage our subscriber acquisition costs, we are cautious about our sales in the near term and may well experience further net losses in our TiVo-Owned subscription base. MSOs/Broadcasters installed subscription base decreased by 520,000 subscriptions to 1.7 million subscriptions as of January 31, 2009 as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR service and our other mass distribution deals being still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which we expect to launch to consumers in calendar year 2010.

TiVo-Owned subscription net additions were 19,000 subscriptions slightly increasing the TiVo-Owned installed subscription base to 1.7 million subscriptions for the fiscal year ended January 31, 2008 as compared to the fiscal year ended January 31, 2007. TiVo-Owned subscription net additions decreased by 216,000, from 235,000 TiVo-Owned subscriptions net additions in the prior fiscal year period to 19,000 TiVo-Owned subscription net additions in the fiscal year ended January 31, 2009. We believe this decrease was largely due to lower gross additions because of increased competition from DVRs distributed by cable and satellite providers, including DIRECTV’s non-TiVo products, as well as from a weaker economic environment and from an increase in churn resulting from a larger subscription base.

As of January 31, 2009, approximately 225,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 34% of our cumulative lifetime subscriptions as compared to 26% for the fiscal year ended January 31, 2008. We continue to incur minimal costs of service for these subscriptions without recognizing corresponding subscription revenues. Effective November 1, 2008, we extended the period we used to recognize product lifetime subscription revenues from 54 months to 60 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues”. There were no additions to the fully amortized active lifetime subscriptions during the quarter ended January 31, 2009 since under the revised amortization period, product lifetime subscriptions that would have become fully amortized using the previous amortization period are not yet fully amortized subscriptions at January 31, 2009. We expect the number of fully amortized lifetime subscriptions to increase during the fiscal year ending January 31, 2010, however we cannot predict whether the cumulative number of fully amortized active lifetime subscriptions will increase or decrease as this will depend on churn of already fully amortized lifetime subscriptions and churn of subscriptions that will become fully amortized during the fiscal year ending January 31, 2010.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities for our low cost product offerings, current economic conditions, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2009	2008	2007
	in thousands, except percentages
TiVo-Owned subscription cancellations	(278)	(257)	(194)
Average TiVo-Owned subscriptions	1,695	1,721	1,584
Annual Churn Rate	-16%	-15%	-12%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	-1.4%	-1.2%	-1.0%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.4% for the fiscal year ended January 31, 2009 and will likely increase further in future periods as a result of increasing churn from product lifetime subscriptions, competition from other providers, a weakening economy, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARDTM technology.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. In the first fiscal quarter of 2008, we revised our definition of total acquisition costs. We now define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties subscription gross additions, such as MSOs/Broadcasters’ gross additions with TiVo subscriptions, in our calculation of SAC because we incur limited or no acquisition costs for these new subscriptions. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
	2009	2008	2007
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$6,038	$31,050	$20,767
Hardware revenues	(41,133)	(41,798)	(41,588)
Less: MSOs/Broadcasters-related hardware revenues	9,333	—	—
Cost of hardware revenues	57,742	92,052	112,505
Less: MSOs/Broadcasters-related cost of hardware revenues	(8,590)	—	—

Total Acquisition Costs	23,390	81,304	91,684

TiVo-Owned Subscription Gross Additions	187	276	429
Subscription Acquisition Costs (SAC)	$125	$295	$214

During the twelve months ended January 31, 2009, our total acquisition costs were $23.4 million and SAC was $125. Comparatively, total acquisition costs for the twelve months ended January 31, 2008 and 2007 were $81.3 million and $91.7 million, respectively and SAC was $295 and $214, respectively. The decrease in our total acquisition costs for the fiscal year ended January 31, 2009 as compared to the prior fiscal year is primarily a result of a reduction in our advertising efforts. Additionally, our TiVo-Owned hardware gross margin loss improved by $32.9 million, as compared to the prior fiscal year due to the mix of products sold during the year. A portion of this improvement in hardware gross margin loss is due to a benefit of $4.9 million resulting from the sales of previously impaired excess and obsolete inventory, combined with lower rebate expenses in the fiscal year ended January 31, 2009 as compared to the prior fiscal year. We don’t expect further decreases in SAC and could experience modest increases.

SAC decreased by $170 or 57% for the fiscal year ended January 31, 2009 compared to the prior-year period primarily due to decreased sales and marketing, subscription acquisition cost spending to a lesser degree offset by a decreased number of gross subscription additions.

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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2009	2008	2007
	(In thousands, except ARPU)
Total Service revenues	$188,408	$211,496	$198,924
Less: MSOs/Broadcasters’-related service revenues	(22,412)	(27,440)	(32,257)

TiVo-Owned-related service revenues	165,996	184,056	166,667
Average TiVo-Owned revenues per month	13,833	15,338	13,889
Average TiVo-Owned per month subscriptions	1,695	1,721	1,584

TiVo-Owned ARPU per month	$8.16	$8.91	$8.77

The decrease in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2009 was largely related to the increase in amortization period of our product lifetime subscriptions. Effective November 1, 2008, we have extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all new and not fully amortized product lifetime subscriptions. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues.” Due to this extended revenue recognition period and the reduction in our subscription rates in November 2008, we expect fiscal year 2010 TiVo-Owned ARPU per month to be lower. Additionally, impacting the decrease in our ARPU was an increase of approximately 50,000 TiVo-Owned product lifetime subscriptions that reached the end of the period we use to recognized product lifetime subscription revenue. These subscriptions are currently included in the Average TiVo-Owned per month subscriptions; however, there are no longer any corresponding revenues related to those subscriptions.

The increase in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2008 was largely due to our sales programs which yielded a higher service plan rates for new TiVo-Owned subscriptions. This increase was partially offset by an increase of 10,000 TiVo-Owned product lifetime subscriptions that reached the end of the period we use to recognized lifetime subscription revenue.

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

	Fiscal Year Ended January 31,
MSOs/Broadcasters’ Average Revenue per Subscription	2009	2008	2007
	(In thousands, except ARPU)
Total Service revenues	$188,408	$211,496	$198,924
Less: TiVo-Owned-related service revenues	(165,996)	(184,056)	(166,667)

MSOs/Broadcasters’-related service revenues	22,412	27,440	32,257
Average MSOs/Broadcasters’ revenues per month	1,868	2,287	2,688
Average MSOs/Broadcasters’ per month subscriptions	1,939	2,481	2,836

MSOs/Broadcasters’ ARPU per month	$0.96	$0.92	$0.95

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

The slight increase in ARPU per month for fiscal year ended January 31, 2009 as compared to the prior fiscal year was largely related to increased MSOs/Broadcasters’-related advertising revenues coupled with a decline in the average MSOs/Broadcasters’ per month subscriptions, as compared to the prior fiscal year.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. During the fourth quarter ended January 31, 2008 we began offering product lifetime service subscriptions only to existing customers. During the quarter ended April 30, 2008, we began offering product lifetime service subscriptions to all customers. We perform a quarterly quantitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $2.5 million for the quarter and fiscal year ended January 31, 2008. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a reduction of service revenue of $1.7 million. Additionally, in the quarter ended January 31, 2008, we increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2009, 225,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 34% of our cumulative lifetime subscriptions as compared to 26% for the fiscal year ended January 31, 2008. During fiscal year ending January 31, 2010, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the fiscal year ended January 31, 2009 the majority of our technology revenues are related to Comcast and international development agreements.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of the Company’s exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down further, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, due to lower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, we impaired $7.5 million in raw materials and finished goods inventory and reserved an additional $3.7 million for excess non-cancelable purchase commitments in the quarter ended July 31, 2007. In the subsequent six months ended January 31, 2008, we consumed $4.8 million of previously impaired inventory and in the fiscal year ended January 31, 2009, we consumed $4.9 million of such previously impaired inventory, due to better than expected sales of our standard definition DVR. The remaining balance of previously impaired inventory is $3.6 million at January 31, 2009. Should our standard definition product sell at a level that is better than originally anticipated at the time the inventory related charges were recorded, our hardware gross margin may also be benefited in the fiscal year ending January 31, 2010.

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

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. TiVo’s weighted average expected life assumption for executives and employees decreased from 6.25 years in prior fiscal years to 5.37 years in the fiscal 2009. The decrease is due to the change from simplified calculation to the calculation based on historical exercise patterns associated with prior similar option grants and to the decrease in the contractual life from 10 to 7 years for awards granted after August 6, 2008 under a new equity incentive plan. Generally, everything else being equal, Black Scholes option pricing model assigns a lower fair value to an option with a shorter expected life. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted.

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

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008.The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2009, 2008, and 2007 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2009		2008		2007
	(In thousands, except percentages)
Service revenues	$188,408	76%	$211,496	78%	$198,924	77%
Technology revenues	20,126	8%	19,382	7%	18,409	7%
Hardware revenues	41,133	16%	41,798	15%	41,588	16%

Net revenues	$249,667	100%	$272,676	100%	$258,921	100%

Change from same prior year period	-8%		5%		31%

Service Revenues. The decrease in Service revenues of $23.1 million in fiscal year 2009 from fiscal year 2008 was due to declines in both MSOs/Broadcaster revenue and TiVo-owned service revenue. The decline of $5.0 million in MSOs/Broadcaster revenue is primarily because DIRECTV will not offer new TiVo service subscriptions to its customers until the launch of the new High Definition platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Also, unlike in fiscal year 2008, in the fiscal year ended January 31, 2009 we have not recognized as revenue $2.3 million of previously deferred DIRECTV revenues which would have expired unused. We have an understanding with DIRECTV that these deferred revenues will be used to fund the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform.

TiVo-owned service revenues decreased by $18.1 million primarily due to lower TiVo-Owned product lifetime service revenue, resulting from the number of fully-amortized product lifetime subscriptions which are no longer generating revenue, increasing to 225,000 at January 31, 2009 from 175,000 at January 31, 2008, combined with an increase in the amortization period we use to recognize revenues from the sale of our product lifetime service subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues”. Further contributing to the decrease was a decline in the size of our cumulative subscription base.

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

Technology Revenues. Technology revenues for the fiscal year ended January 31, 2009 were 4% higher than the technology revenues in the prior fiscal year largely due to new development work primarily related to our international projects combined with larger Comcast technology revenues.

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

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2009 remained relatively flat at $41.1 million, as compared to $41.8 million in the same prior year period. For the fiscal year ended January 31, 2009, we sold approximately 71,000 fewer TiVo DVR’s than in the same prior year period. These DVRs had a higher average selling price due to the introduction of our TiVo HD DVR, which was not available until the end of the quarter ended July 31, 2007. Additionally, our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008. Although our hardware revenues have improved we continue to offer revenue share and other hardware subsidies to certain retailers, while our direct sales involve limited or no subsidies.

Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2008 remained relatively flat at $41.8 million, as compared to $41.6 million in the same prior year period. For the fiscal year ended January 31, 2008, while we sold approximately 192,000 fewer TiVo DVR’s than in the same prior year period, the average selling price of these DVR’s was higher, due to the introduction of our TiVo HD DVR. Our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we did not offer (and still do not offer) rebates on our TiVo HD DVR.

For the fiscal years ended January 31, 2009, 2008, and 2007, one retail customer (Best Buy) generated $10.4 million, $13.1 million, and $30.5 million of hardware revenues or 4%, 5%, and 12% of net revenues, respectively.

Cost of service revenues.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Cost of service revenues	$44,603	$42,976	$43,328
Change from same prior year period	4%	-1%	27%
Percentage of service revenues	24%	20%	22%
Service gross margin	$143,805	$168,520	$155,596
Service gross margin as a percentage of service revenues	76%	80%	78%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, certain licensing, and other expenses related to providing the TiVo service. Cost of service revenues for the fiscal year ended January 31, 2009 increased $1.6 million as compared to the prior fiscal year. These increases are primarily related to increased costs of advertising and audience research expenses associated with our expanded advertising and audience research measurement product offerings.

Cost of service revenues for the fiscal year ended January 31, 2008 remained relatively flat as compared to the same prior year period.

Cost of technology revenues.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Cost of technology revenues	$12,300	$17,367	$16,849
Change from same prior year period	-29%	3%	2055%
Percentage of technology revenues	61%	90%	92%
Technology gross margin	$7,826	$2,015	$1,560
Technology gross margin as a percentage of technology revenues	39%	10%	8%

Cost of technology revenues decreased by 29% or $5.1 million as compared to the same prior fiscal year. Technology gross margin for the fiscal year ended January 31, 2009 increased by $5.8 million as compared to the prior fiscal year. This increase in technology gross margin is primarily related to the Comcast development work and the methodology used to recognize revenues related to this work. During fiscal year ended January 31, 2008, we recognized revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. Additionally during the fiscal year ended January 31, 2008 we recognized $1.1 million of costs for Comcast development work for which no corresponding revenues were recognized as the Company did not have evidence of an arrangement and the fees for the related development were not fixed. During the fiscal year ended January 31, 2009, the engineering work performed under the amended August 2007 statement of work for Comcast was recognized using the percentage-of-completion method.

The increase in cost of technology revenues of 3% or $518,000 for the fiscal year ended January 31, 2008 as compared to the prior fiscal year is related new development work primarily for our new international projects.

Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Cost of hardware revenues	$57,742	$92,052	$112,505
Change from same prior year period	-37%	-18%	29%
Percentage of hardware revenues	140%	220%	271%
Hardware gross margin	$(16,609)	$(50,254)	$(70,917)
Hardware gross margin as a percentage of hardware revenue	-40%	-120%	-171%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. During the fiscal year ended January 31, 2009 we sold approximately 71,000 fewer TiVo DVR’s as compared to the prior fiscal year.

During the fiscal year ended January 31, 2009, hardware gross margin loss improved by $33.6 million, as compared to the prior fiscal year largely due to the mix of products sold during the year. Additionally impacting the gross margin improvement was the utilization of previously reserved inventory of $4.9 million compared to $5.9 million inventory charge during the fiscal year ended January 31, 2008 which was compounded by a barter transaction we entered into exchanging TiVo Series2TM standard definition DVR inventory with a net book value of $2.8 million for barter credits. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1.8 million, which resulted in an additional negative $1.0 million hardware gross margin.

Also, during the fiscal year ended January 31, 2009 we received a higher average selling price per DVR as compared to the same prior year period, due to the introduction of our TiVo HD DVR at the end of the quarter ended July 31, 2007, which had a higher relative margin as compared to our TiVo Series2TM DVR. Our rebates and revenue share costs, which are netted against our hardware revenues, also declined during the year as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008. Although we continue to offer revenue share and other hardware subsidies to certain retailers, our direct sales for our HD DVR involve no hardware subsidies. As a result of these items, the hardware gross margin loss for the fiscal year ended January 31, 2009 decreased by approximately 67%. As of January 31, 2009, we maintained a $3.6 million inventory reserve as a result of prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped. We expect to further benefit from reversals of these reserves during fiscal 2010, however to much lesser extent than in fiscal 2009.

During the fiscal year ended January 31, 2008, we sold approximately 192,000 fewer TiVo DVRs as compared to the fiscal year ended January 31, 2007. The TiVo DVR units sold in the fiscal year ended January 31, 2008 were more expensive to manufacture and were sold at a higher average selling price due to the introduction of our TiVo HD DVR. Additionally our rebates and revenue share costs declined during this year as we did not offer rebates on our TiVo HD DVR. This resulted in a 50% decrease in hardware gross margin loss, as a percentage of hardware revenue, for the fiscal year ended January 31, 2008 as compared to the same prior year period. Additionally, during the quarter ended July 31, 2007 the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. During the six month period ended January 31, 2008, $4.8 million of this charge was offset by sales of the previously written down inventory.

Research and development expenses.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Research and development expenses	$62,083	$58,780	$50,728
Change from same prior year period	6%	16%	23%
Percentage of net revenues	25%	22%	20%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase of $3.3 million in the fiscal year ended January 31, 2009 as compared to the fiscal year ended January 31, 2008 was largely related to lower utilization of our engineering staff on development projects generating technology revenues resulting in lower allocations of research and development expense to cost of technology revenues. As a result of the November 2008 reduction in force, we expect annual savings of $1.7 million in headcount related research and development expenses in the fiscal year ending January 31, 2010.

The increase in research and development expenses in the fiscal year ended January 31, 2008 from the fiscal year ended January 31, 2007 was largely due to an increase of $6.0 million in headcount related costs associated with an increase in engineering headcount and an increase of $1.5 million in stock-based compensation expenses.

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$24,944	$23,987	$22,520
Change from same prior year period	4%	7%	21%
Percentage of net revenues	10%	9%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase in sales and marketing expenses of $1.0 million in the fiscal year ended January 31, 2008 as compared to the fiscal year ended January 31, 2007 was largely related to increased headcount related costs associated with the advertising and audience research measurement sales department. As a result of the November 2008 reduction in force, we expect annual savings of $1.6 million in headcount related sales and marketing expenses in the fiscal year ending January 31, 2010.

Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$6,038	$31,050	$20,767
Change from same prior year period	-81%	50%	11%
Percentage of net revenues	2%	11%	8%

Sales and marketing, subscription acquisition costs include advertising expenses and promotion related expenses directly related to our efforts to acquire new subscriptions to the TiVo service. The decrease from the fiscal year ended January 31, 2008 to January 31, 2009 in sales and marketing, subscription acquisition costs, is primarily due to our focus on reducing subscription acquisition costs and significantly reduced advertising spending, specifically in the television media.

The increase from the fiscal year ended January 31, 2007 to January 31, 2008 in sales and marketing, subscription acquisition costs, was primarily due to our fiscal year 2008 television advertising and online marketing campaign during the first three fiscal quarters of the year.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except percentages)
General and administrative	$42,931	$42,954	$45,824
Change from same prior year period	0%	-6%	19%
Percentage of net revenues	17%	16%	18%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, customer operations personnel, facility costs, and legal and professional fees. General and administrative expenses in terms of absolute dollars and percentage of net revenues remained relatively flat as compared to the last fiscal year. In the fiscal year ended January 31, 2009, TiVo had increased legal spending by $1.8 million as compared to the prior fiscal year. However, this increase was offset by a decrease of $613,000 in bad debt expense, a net decrease of $605,000 in non-cash stock-based compensation expense as fiscal year 2008 included a one-time non-cash charge recorded in fiscal 2008 for modification of stock-based awards of a Board member, and $401,000 in non-income tax exposures. As a result of the November 2008 reduction in force, we expect annual savings of $1.6 million in headcount related general and administrative expenses in the fiscal year ending January 31, 2010.

The decrease in general and administrative expenses both as a percentage of net revenues and absolute dollars in the fiscal year end January 31, 2008 was largely related to a decrease in legal spending of $9.9 million, largely related to the EchoStar litigation. This decrease was offset by a $2.9 million increase in headcount related costs and $4.2 million in increased non-cash stock compensation, of which $2.4 million was related to a modification of Mr. Ramsay’s stock awards in connection with the entry into a Transition and Consulting Agreement between Mr. Ramsay and us at the time of Mr. Ramsay’s resignation from our Board of Directors.

Litigation proceeds. On October 8, 2008, TiVo received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds during the fiscal year ended January 31, 2009. The remaining $16.8 million was recorded in our consolidated statement of operations as interest income for the fiscal year ended January 31, 2009.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2009 was $1.8 million or approximately a 63% decrease over the $5.0 million from the prior fiscal year. The decrease was a result of a decrease in the average interest rate earned in the fiscal year ended January 31, 2009 to approximately 1.7% from 5.3% in the prior fiscal year as we invested our cash and cash equivalents in more conservative instruments given the current market conditions. Additionally, for the fiscal year ended January 31, 2009 we received $16.8 million in interest related to the litigation proceeds from our EchoStar litigation. There is no similar interest recorded in the consolidated statement of operations for the fiscal year ended January 31, 2008.

Interest expense and other. Interest expense and other was $53,000, $56,000, and $51,000, in fiscal years 2009, 2008, and 2007, respectively.

Provision for income taxes. Income tax provision was $1.3 million, $30,000, and $52,000, in fiscal years 2009, 2008, and 2007, respectively due to state income taxes and foreign withholding taxes paid. The income tax provision in the year ended January 31, 2009 is comprised primarily of federal and state alternative minimum taxes. The tax provisions in fiscal years 2008 and 2007 are comprised of state income taxes and foreign withholding taxes paid. We continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily from the proceeds of the sale of equity and debt securities. For the year ended January 31, 2009, our primary source of liquidity was cash provided by operations largely related to litigation proceeds for our EchoStar litigation. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At January 31, 2009, we had $207.3 million of cash and cash equivalents and short-term investments. We believe our cash and cash equivalents, short-term investments, combined with funds generated/used from operations, represent sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

As of January 31, 2009, we held approximately $5.0 million of par value investments with an auction reset feature (auction rate securities), with fair value of $3.9 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.1 million. The Company has the ability and intent to hold these securities until anticipated recovery. Based on our expected operating cash flows, and our other sources of liquidity, we do not anticipate the potential lack of liquidity on these investments will affect our current business plan.

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

The following table summarizes our cash flow activities:

	Fiscal year ended January 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$105,705	$(32,090)	$(34,789)
Net cash provided by (used in) investing activities	$(34,544)	$11,595	$(41,237)
Net cash provided by financing activities	$12,364	$10,228	$78,525

Net Cash Provided by (Used in) Operating Activities

The increase in net cash provided by operating activities of $137.8 million from fiscal year 2008 to 2009 was largely attributable to TiVo’s net income in fiscal year 2009 of $103.6 million compared to a loss of ($31.6) million in the prior fiscal year, due to the receipt of EchoStar litigation proceeds and interest of $104.6 million received in October 2008, less tax expense of $1.3 million and further improvements in operating cash flows of $31.9 million.

The decrease in net cash used in operating activities of $1.4 million from fiscal year 2007 to 2008 was largely attributable to the decrease in net loss of $16.3 million, decrease in inventory expenditures of $22.6 million. Additionally, we recorded $5.9 million for non-cash inventory write-downs. These increases were offset by a decrease in deferred revenues of $16.5 million due to the amortization of product lifetime subscription revenues, and an increase in payments made to vendors of $33.2 million.

Net Cash Provided by (Used in) Investing Activities

The net cash used by investing activities for fiscal year ended January 31, 2009 was approximately $34.5 million compared to net cash provided of $11.6 million in fiscal year 2008. The net cash used in investing activities for the fiscal year ended January 31, 2009, was largely related TiVo’s cash management process, and the purchase of short-term investments resulting in a net expenditure of cash and cash equivalents of $29.7 million (which resulted in a corresponding increase in short-term investments of $29.7 million). Additionally, in the fiscal year we acquired property and equipment of $4.5 million which is used to support our business growth.

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

Net Cash Provided by Financing Activities

For the fiscal year ended January 31, 2009, the principal source of cash generated from financing activities related to the issuance of common stock, of which $9.2 million was related to stock option exercises and $3.9 million related to issuances of stock under our employee stock purchase plan.

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

Revolving Line of Credit Facility with Citigroup. On January 25, 2007, we entered into a credit agreement, together with a post-closing agreement and related security and other ancillary agreements, with Citigroup Global Markets Realty Corp., as lender and agent. Under the terms of the credit agreement Citigroup extended a revolving line of credit equal to the lesser of $50 million or amounts available pursuant to a borrowing base calculation. Effective November 28, 2008, due to our increased cash and short-term investments balance, we chose to voluntarily terminate our revolving line of credit with Citigroup Global Markets Realty Corp. prior to its expiration on January 25, 2010.

Contractual Obligations

As of January 31, 2009, we had contractual obligations to make the following cash payments:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$2,454	$2,454	$—	$—	$—
Purchase obligations	1,523	1,523	—	—	—

Total contractual cash obligations	$3,977	$3,977	$—	$—	$—

Purchase Obligations with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $68,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our consolidated balance sheet dated January 31, 2009.

As of January 31, 2009, the Company recorded gross unrecognized tax benefits of approximately $126,000, which are classified as long-term liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Operating Lease Obligations The Company’s corporate headquarters consists of two buildings located in Alviso, California, which are used for administrative, sales and marketing, customer service, and product research and development activities. Additionally, we have sales offices in New York City, New York and Chicago, Illinois.

Our other commercial commitment as of January 31, 2009, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$327	$75	$252	$—	$—

Total contractual obligations	$327	$75	$252	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at January 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds and maintain them with two financial institutions with a high credit rating. We also hold investments in auction rate securities. We do not invest in mortgage backed securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of January 31, 2009, we held approximately $5.0 million of investments with an auction reset feature (auction rate securities), with a fair value of $3.9 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.1 million. The Company has the ability and intent to hold these securities until anticipated recovery. . Based on our expected operating cash flows, and our other sources or cash, we do not anticipate the potential lack of liquidity on these investments will affect our current business plan.

The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2009 and 2008, respectively.

	Twelve Months Ended January 31,
	2009	2008
Cash and cash equivalents and short-term investments (in thousands)	$207,328	$99,106
Average interest rate	1.66%	5.26%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 58-87 of this annual report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

April 1, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited TiVo Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A (c ). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TiVo Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated April 1, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

April 1, 2009

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2009	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,337	$78,812
Short-term investments	44,991	20,294
Accounts receivable, net of allowance for doubtful accounts of $770 and $1,194 in 2009 and 2008, respectively	14,283	20,019
Inventories	13,027	17,748
Prepaid expenses and other, current	4,896	3,792

Total current assets	239,534	140,665
LONG-TERM ASSETS
Property and equipment, net	10,285	11,349
Purchased technology, capitalized software, and intangible assets, net	10,597	13,522
Prepaid expenses and other, long-term	1,268	1,513
Long-term investments	3,944	—

Total long-term assets	26,094	26,384

Total assets	$265,628	$167,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,844	$23,615
Accrued liabilities	25,054	29,536
Deferred revenue, current	47,560	59,341

Total current liabilities	82,458	112,492
LONG-TERM LIABILITIES
Deferred revenue, long-term	28,557	38,128
Deferred rent and other long-term liabilities	126	309

Total long-term liabilities	28,683	38,437

Total liabilities	111,141	150,929
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 103,604,015 and 100,098,426 and outstanding shares are 103,370,523 and 99,970,947 in 2009 and 2008, respectively	104	100
Additional paid-in capital	829,273	792,654
Accumulated deficit	(672,196)	(775,788)
Treasury stock, at cost - 233,492 shares and 127,479 shares, respectively	(1,659)	(846)
Accumulated other comprehensive loss	(1,035)	—

Total stockholders’ equity	154,487	16,120

Total liabilities and stockholders’ equity	$265,628	$167,049

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share )

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues
Service revenues	$188,408	$211,496	$198,924
Technology revenues	20,126	19,382	18,409
Hardware revenues	41,133	41,798	41,588

Net revenues	249,667	272,676	258,921
Cost of revenues
Cost of service revenues (1)	44,603	42,976	43,328
Cost of technology revenues (1)	12,300	17,367	16,849
Cost of hardware revenues	57,742	92,052	112,505

Total cost of revenues	114,645	152,395	172,682

Gross margin	135,022	120,281	86,239

Research and development (1)	62,083	58,780	50,728
Sales and marketing (1)	24,944	23,987	22,520
Sales and marketing, subscription acquisition costs	6,038	31,050	20,767
General and administrative (1)	42,931	42,954	45,824
Litigation proceeds	(87,811)	—	—

Total operating expenses	48,185	156,771	139,839

Income (loss) from operations	86,837	(36,490)	(53,600)
Interest income	18,636	5,031	4,767
Interest expense and other	(553)	(102)	(173)

Income (loss) before income taxes	104,920	(31,561)	(49,006)
Provision for income taxes	(1,328)	(30)	(52)

Net income (loss)	$103,592	$(31,591)	$(49,058)

Net income (loss) per common share - basic	$1.03	$(0.32)	$(0.55)

Net Income (loss) per common share - diluted	$1.01	$(0.32)	$(0.55)

Weighted average common shares used to calculate basic net income (loss) per share	100,389,980	97,510,576	89,864,237

Weighted average common shares used to calculate diluted net income (loss) per share	102,595,607	97,510,576	89,864,237

(1) Includes stock-based compensation expense as follows:

Cost of service revenues	$903	$729	$470
Cost of technology revenues	2,071	2,422	1,020
Research and development	8,805	7,326	5,596
Sales and marketing	2,089	2,205	1,649
General and administrative	9,552	10,157	5,977

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock		Tresury Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
BALANCE JANUARY 31, 2006	85,376,191	$85	—	$—	$667,055	$(2,421)	$(695,139)	$—	$(30,420)
Issuance of common stock related to exercise of common stock options	1,892,697	2	—	—	9,073	—	—	—	9,075
Issuance of common stock related to employee stock purchase plan	627,215	1	—	—	2,791	—	—	—	2,792
Deferred compensation - reversal due to adoption of FAS 123R	—	—	—	—	(2,421)	2,421	—	—	—
Issuance of common stock related to equity offering, net of issuance costs	8,264,463	8	—	—	64,531	—	—	—	64,539
Issuance of common stock related to warrant exercise	908,316	1	—	—	3,329	—	—	—	3,330
Issuance of restricted shares of common stock	256,740	—	—	—	259	—	—	—	259
Retirement due to forfeiture of unvested restricted shares	(13,636)	—	—	—	(15)	—	—	—	(15)
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(80,503)	(570)	—	—	—	—	(570)
Recognition of stock based compensation expense, net	—	—	—	—	14,712	—	—	—	14,712
Net loss and comprehensive loss	—	—	—	—	—	—	(49,058)	—	(49,058)

BALANCE JANUARY 31, 2007	97,311,986	$97	(80,503)	$(570)	$759,314	$—	$(744,197)	$—	$14,644
Issuance of common stock related to exercise of common stock options	1,396,900	1	—	—	7,106	—	—	—	7,107
Issuance of common stock related to employee stock purchase plan	781,142	1	—	—	3,396	—	—	—	3,397
Issuance of restricted shares of common stock	642,642	1	—	—	(1)	—	—	—	—
Retirement due to forfeiture of unvested restricted shares	(34,244)	—	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(46,976)	(276)	—	—	—	—	(276)
Recognition of stock based compensation expense, net	—	—	—	—	22,839	—	—	—	22,839
Net loss and comprehensive loss	—	—	—	—	—	—	(31,591)	—	(31,591)

BALANCE JANUARY 31, 2008	100,098,426	$100	(127,479)	$(846)	$792,654	$—	$(775,788)	$—	$16,120
Issuance of common stock related to exercise of common stock options	1,774,490	2	—	—	9,238	—	—	—	9,240
Issuance of common stock related to employee stock
purchase plan	610,241	1	—	—	3,962	—	—	—	3,963
Issuance of restricted shares of common stock	1,264,807	1	—	—	(1)	—	—	—	—
Retirement due to forfeiture of unvested restricted shares	(143,949)	—	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(106,013)	(813)	—	—	—	—	(813)
Recognition of stock based compensation expense, net	—	—	—	—	23,420	—	—	—	23,420
Net income	—	—	—	—	—	—	103,592	—	103,592
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,035)	(1,035)

Comprehensive income									$102,557

BALANCE JANUARY 31, 2009	103,604,015	$104	(233,492)	$(1,659)	$829,273	$—	$(672,196)	$(1,035)	$154,487

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,592	$(31,591)	$(49,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	9,783	10,326	7,759
Stock-based compensation expense	23,420	22,839	14,712
Inventory write-down	—	5,892	—
Loss on inventory barter transaction and utilization of trade credits	638	1,331	—
Allowance for doubtful accounts	471	1,059	718
Changes in assets and liabilities:
Accounts receivable	5,265	(437)	(1,248)
Inventories	4,721	3,566	(19,041)
Prepaid expenses and other	(1,497)	227	5,643
Accounts payable	(14,623)	(12,437)	11,963
Accrued liabilities	(4,530)	(9,358)	641
Deferred revenue	(21,352)	(22,254)	(5,754)
Deferred rent and other long-term liabilities	(183)	(1,253)	158

Net cash provided by (used in) operating activities	$105,705	$(32,090)	$(33,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(49,976)	(30,808)	(28,621)
Sales of short-term investments	20,300	50,200	7,850
Acquisition of property and equipment	(4,549)	(7,422)	(7,341)
Acquisition of capitalized software and intangibles	(319)	(375)	(13,125)

Net cash provided by (used in) investing activities	$(34,544)	$11,595	$(41,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of financing expenses related to line of credit	—	—	(641)
Proceeds from issuance of common stock, net	—	—	64,539
Proceeds from issuance of common stock related to exercise of warrants	—	—	3,330
Proceeds from issuance of common stock related to exercise of common stock options	9,240	7,107	9,075
Proceeds from issuance of common stock related to employee stock purchase plan	3,963	3,397	2,792
Treasury Stock - repurchase of stock for tax withholding	(813)	(276)	(570)
Payment under capital lease obligation	(26)	—	—

Net cash provided by financing activities	$12,364	$10,228	$78,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$83,525	$(10,267)	$3,781

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	78,812	89,079	85,298

Balance at end of period	$162,337	$78,812	$89,079

Cash paid for interest	$53	$56	$51
Cash paid for income taxes	2,037	30	52
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Assets acquired under capital lease	74	—	—
Reversal of unamortized deferred compensation and additional paid-in capital related to prior year issuance of restricted common stock	—	—	2,421

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

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and in the future DIRECTV and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending we are cautious about our subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

During the year ended January 31, 2009, the Company determined that it had cumulatively under accrued royalty expense of approximately $0.7 million during the period of fiscal year 2004 through fiscal year 2008 and that it had cumulatively under accrued approximately $1.8 million in fiscal year 2003 through fiscal year 2007 related to non-income based taxes for those years. Management concluded that these errors were immaterial to the fiscal years 2003 through 2008 consolidated financial statements, but that its correction in the current year would be material. Accordingly, pursuant to Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the consolidated balance sheet as of January 31, 2008 has been revised to reflect the increase of $2.5 million in accrued liabilities with a corresponding increase in accumulated deficit. Statements of operations for fiscal years 2007 and 2008 have been adjusted to reflect increase in cost of hardware revenues by $134,000 in fiscal 2008 and $293,000 in fiscal 2007 and an increase of general and administrative expenses by $1.0 million in fiscal 2007.

Use of Estimates and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, customer programs and incentives, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, assessment of other-than-temporary impairment of investments, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods and actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.8 million and $1.3 million at January 31, 2009 and 2008, respectively.

Short-term and long-term Investments

Short-term and long-term investments are classified as available-for-sale and are carried at fair value. The Company’s short-term and long-term investments are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Company’s consolidated statements of operations. Unrealized gains and unrealized losses deemed temporary are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Receivables

Accounts receivable consist primarily of receivables from Retailers, Cable and Satellite companies, as well as individual consumers and relate to our subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable.

Allowance for doubtful accounts

TiVo also maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivable by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides allowances based on the age of the receivable. In determining the allowance, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2009	$1,194	$471	$(895)	$770
January 31, 2008	$271	$1,059	$(136)	$1,194
January 31, 2007	$56	$718	$(503)	$271

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the years ended January 31, 2008 and January 31, 2009, the Company’s gross margin was positively impacted by $4.8 million and $4.9 million, respectively, from the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. As of January 31, 2009, the Company maintained a $3.6 million inventory reserve as a result of these prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

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

The Company accounts for costs related to internally-developed software and software purchased for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, between one and five years.

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

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over the Company’s estimate of the useful life of a TiVo-enabled DVR associated with the subscription. Prior to November 1, 2007, the estimate of the useful life of these DVRs was 48 months. From November 1, 2007 through October 31, 2008, the Company extended the period it uses to recognize product lifetime subscription revenues from 48 months to 54 months and the subsequently to 60 months in the quarter ended January 31, 2009 for the product lifetime subscriptions acquired on or before October 31, 2007. Such change is being recognized on a prospective basis with no adjustment to previously recognized revenues. The total impact of recognizing subscription revenue over 6 additional months on product lifetime subscription revenue is a reduction of revenue in the quarter ended January 31, 2009 of approximately $1.7 million. Additionally, the Company also increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During fiscal year ending January 31, 2010, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

End users have the right to cancel their subscription within 30 days of the activation for a full refund. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from multiple system operators (MSOs), such as Comcast, Cablevision and DIRECTV, as well as other service providers for provision of the TiVo service that are recognized as services are provided. When applicable, a percentage of such fees, equal to the fair value of the undelivered development services, is deferred and recognized as technology revenues when development services are provided or as service revenues when the right to use these deferred fees is forfeited.

Technology Revenues. The Company recognizes technology revenues under technology license and engineering services agreements in accordance with the SOP 97-2, “Software Revenue Recognition,” as amended. In instances where TiVo hosts the TiVo service we follow the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. The Company applies the residual method, under which vendor specific objective evidence (VSOE) of fair value is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis.

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

	Beginning Balance	Provision for Estimated Returns	Actual Returns	Ending Balance
	(in thousands)
Allowance for expect product returns:
Year Ended:
January 31, 2009	$2,193	$5,046	$(6,274)	$965
January 31, 2008	$2,726	$7,519	$(8,052)	$2,193
January 31, 2007	$1,694	$9,440	$(8,408)	$2,726

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are shown as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. The Company adjusts its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes. The Company terminated its rebate programs on August 30, 2008 and the rebate liability at January 31, 2009 is minimal.

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription. The VOE of fair value of the subscription services is established based on standalone sales of the service and varies by pricing plan. Under these bundled programs, revenue is now allocated between hardware revenue for the DVR and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

Stock-Based Compensation

The Company has equity incentive plans and an Employee Stock Purchase Plan (ESPP), under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Currently, the Company grants options from (1) the 2008 Equity Incentive Award Plan, under which options could be granted to all employees, including executive officers; and (2) the 1999 Non-Employee Directors’ Stock Option Plan, under which options are granted automatically to non-employee directors. In addition, TiVo’s stock option program includes the 1999 Equity Incentive Plan and 1997 Equity Incentive Plan, from which the Company currently does not grant options. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The Company adopted the provisions of SFAS 123R, “Share-Based Payment” on February 1, 2006, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended January 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted or modified subsequent to February 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Advertising Costs

The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2009, 2008, and 2007, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were 11%, 34%, and 17%, or $2.5 million, $27.9 million, and $15.9 million, of total acquisition costs for the fiscal years ended January 31, 2009, 2008, and 2007, respectively. Included in these advertising expenses are $1.8 million, $21.0 million, and $12.8 million, respectively, related to media placement costs.

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

Upon adoption of FIN 48, there was no cumulative effect from the adoption of FIN 48, which would be accounted for through retained earnings. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. Cash equivalents and available-for-sale marketable securities are reported at their fair value.

Business Concentrations and Credit Risk

The Company’s business is concentrated in the United States and is dependant on discretionary consumer spending. Uncertainty or adverse changes in the economy could lead to a significant decline in discretionary consumer spending, which, in turn, could result in a decline in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Any decrease in demand for the Company’s products and services, particularly during the critical holiday selling season, could have an adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on the Company’s investments, increase costs associated with developing and producing its products, increase TiVo’s churn rate per month, increase the cost and decrease the availability of potential sources of financing, and increase the Company’s exposure to losses from bad debts, any of which could have an adverse impact on the Company’s financial condition and operating results.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in U.S. Treasury Bills, U.S. Treasury funds, and money market funds and maintains them with two financial institutions with a high credit rating. As of January 31, 2009, the Company also had $5.0 million of par value investments with an auction reset feature (auction rate securities), of which $3.9 million in classified as long-term assets, as the Company recorded an unrealized loss of marketable securities of $1.1 million. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments. The Company invested in U.S. Treasury bills and money market funds on September 19, 2008 in the amount of $39.7 million which are guaranteed by the U.S. Federal Government until April 30, 2009. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the consolidated balance sheet at January 31, 2009.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVR to retailers under customary credit terms and generally requires no collateral. The Company’s accounts receivable concentrations as of January 31, 2009, 2008, and 2007 were as follows:

	As of January 31,
	2009	2008	2007
DIRECTV	18%	17%	22%
Best Buy	18%	18%	19%
Comcast	20%	38%	0%
Other customers	44%	27%	59%

Total accounts receivable	100%	100%	100%

The Company is dependent on sole suppliers for several key components, assemblies, and services. The sole supplier of the Company’s programming guide data for the TiVo service is through Tribune Media Services, along with their parent company, Tribune Co. filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left will an unsecured claim in Tribune’s bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers. We may be unable to secure an alternate source of guide data on acceptable terms.

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

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM AND LONG-TERM INVESTMENTS

The following table summarizes the amortized value of the Company’s cash and cash equivalents and short-term investments that approximates their fair value as of January 31, 2009 and 2008 (in thousands):

	As of January 31,
	2009	2008
Cash	$8,410	$6,454
Money market funds	153,927	69,363
U.S. corporate debt securities	—	2,995

Total cash and cash equivalents	162,337	78,812

Auction rate securities	—	16,600
U.S. Treasury Bills	44,991	—
Commercial paper	—	3,694

Total short-term investments	44,991	20,294
Total cash and cash equivalents, and short-term investments	$207,328	$99,106

Auction rate securities	3,944	—

Total long-term investments	$3,944	$—

The Company currently invests the majority of its cash in U.S. Treasury Bills, U.S. Treasury funds, and money market funds and maintains them with two financial institutions with a high credit rating. All $45 million of our U.S. Treasury Bills (short-term investments) at January 31, 2009 mature in less than one year. The unrealized gains (losses) on our short-term investments represented an insignificant amount in relation to our total short-term investments portfolio as of January 31, 2009 and January 31, 2008.

As of January 31, 2009, the Company also held $5.0 million (par) in auction rate securities of which $3.9 million is classified as long-term investments and the Company has recorded an unrealized impairment loss of $1.1 million within accumulated other comprehensive income (Ioss) based upon an assessment of the fair value of these auction-rate securities. The Company believes the $1.1 million of impairment we recorded is temporary as the Company has both the ability and intent to hold these securities until anticipated recovery. Our ARS consist of investment-grade issuances, collateralized by student loans guaranteed by the US government under the Federal Family Education Loan Program. The issuers additionally provide certain credit enhancements, such as over-collateralization, reserve accounts, insurance, and excess spread, to further secure the value of the debt. The issuers provide a third-party guarantee, such that if a student loan defaults, the guarantor is obligated to pay the issuer 100% of the outstanding principal and interest. The guarantor is then able to submit a claim to the Federal Department of Education which guarantees payment of 97%-100% of outstanding amounts to the guarantor.

The breakdown of long-term investments with unrealized losses as of January 31, 2009 is as follows (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction Rate Securities	$5,000	$(1,056)	$—	$—	$5,000	$(1,056)

4. FAIR VALUE

Effective February 1, 2008, the Company adopted SFAS 157, except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. SFAS 157 establishes a three- tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

		Fair Value Measurement at January 31, 2009 Using
	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$153,927	$153,927	$—	$—
US Treasury Bills	44,991	44,991	—	—
Auction rate securities	3,944	—	—	3,944

	$202,862	$198,918	$—	$3,944

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the year ended January 31, 2009 (in thousands):

Auction Rate Securities
Twelve Months Ended January 31, 2009
Balance, beginning of period	$—
Transfer into Level 3	5,000
Total unrealized losses included in other comprehensive income	(1,056)

Balance, January 31, 2009	$3,944

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

5. BARTER TRANSACTION

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

In the fiscal year ended January 31, 2009, the Company utilized $116,000 in trade credits. Additionally, the Company wrote off another $522,000 in trade credits based on lower expected purchases of advertising media and other services that can be applied against the credits prior to their expiration. As of January 31, 2009, the Company had $806,000 in trade credits, recorded on the balance sheet. The credits expected to be utilized in the next twelve months in the amount of $77,000 are included in prepaid expenses and other current assets and the remaining $729,000 is included in other long-term assets in the Company’s consolidated balance sheet at January 31, 2009. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2015.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31, 2009	January 31, 2008
	(In thousands)
Furniture and fixtures	$3,599	$3,599
Computer and office equipment	16,559	16,114
Lab equipment	2,906	2,399
Leasehold improvements	8,482	8,425
Capitalized internal use software	14,624	12,118

Total property and equipment	46,170	42,655
Less: accumulated depreciation and amortization	(35,885)	(31,306)

Property and equipment, net	$10,285	$11,349

Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2009, 2008 and 2007 was $6.5 million, $7.1 million, and $5.8 million, respectively.

7. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	January 31, 2009			January 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,333)	$167	$1,500	$(833)	$667
Capitalized software	1,951	(1,581)	370	1,951	(1,211)	740
Intellectual property rights	16,584	(6,524)	10,060	16,265	(4,150)	12,115

Purchased technology, capitalized software, and intangible assets	$20,035	$(9,438)	$10,597	$19,716	$(6,194)	$13,522

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2009, 2008, and 2007 was $ 3.2 million, $3.2 million, and $1.9 million, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending	Estimated Annual Amortization Expense
(In thousands)
January 31, 2010	$2,856
January 31, 2011	2,319
January 31, 2012	2,319
January 31, 2013	1,853
January 31, 2014	1,188
There after	62

Total	$10,597

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of January 31,
	2009	2008
	(In thousands)
Compensation and vacation	$10,229	$9,133
Consumer rebates	23	4,529
Marketing and promotions	2,740	2,720
Redeemable gift certificates for subscriptions	3,120	3,343
Other	8,942	9,811

Total accrued liabilities	$25,054	$29,536

9. RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2009, the Company’s management initiated a restructuring plan to reduce operational expenses through a reduction of 37 employees, as the Company manages through the challenges presented by a difficult economic climate and a rapidly evolving retail consumer market.

During the year ended January 31, 2009, the Company incurred $943,000 in restructuring charges primarily related to for employee-related severance benefits and out-placement costs. The Company completed the payouts under the restructuring program by January 2009. The remaining accrual of $81,000, as of January 31, 2009, relates to out-placement costs the Company expects to pay out in the next 12 months.

10. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard warranty period to consumers for TiVo-enabled DVRs is 90 days from the date of consumer purchase, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At January 31, 2009 and 2008, the accrued warranty reserve was $200,000 and $427,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. In the quarter ended April 30, 2007 we incurred $1.5 million in expenses in connection with one of our customer’s settlement of a legal dispute. However, this indemnification obligation was not typical of the Company’s indemnity liability and does not necessarily provide a reasonable measure of liability that may be expected to be incurred pursuant to the Company’s indemnification obligations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009 and a decision is pending. The Company is incurring material expenses in this litigation.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. On March 31, 2009, the court denied TiVo’s motion to dismiss and ordered briefing on whether the complaint should be transferred to the Eastern District of Texas. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that the TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (Method and System for Recording In-Progress Broadcast Programs) and claims 21-30 and 32 relating to patent ‘186 (Interruption Tolerant Video Program Viewing). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The USPTO has preliminarily rejected each of the claims of the ‘186, ‘685, and ‘804 patents, but we cannot assure you that all of the patent claims ultimately will be rejected or that they will not be amended and emerge from the USPTO reexamination proceedings. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On December 22, 2008, Guardian Media Technologies, LTD filed a complaint against more than 30 companies including TiVo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the ‘160 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

Securities Litigation. The Company and certain of its officers and directors (TiVo defendants) were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering (IPO) as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the court Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company’s executive officers who were named as defendants in this action were dismissed without prejudice.

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

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. The Court has not yet ruled on the pending motion for class certification. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. On July 25, 2008, thirty of the issuers, including the Company (collectively, the Moving Issuers), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time

Other. In April 2008, the Attorney General of Missouri served TiVo Inc. with an investigative demand subpoena seeking information as to whether the Company has engaged in any unlawful merchandising practices in connection with its rebate program in the State of Missouri. The Company has been cooperating with the investigation. Should there be an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2009, the Company has not accrued any liability for any lawsuits filed against the Company as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2009, 2008, and 2007 was $2.3 million, $2.1 million, and $2.1 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2009, 2008, and 2007 were $3.0, $3.1 million, and $1.8 million, respectively. Future minimum operating lease payments as of January 31, 2009, are as follows:

Fiscal Year Ending	Lease Payments
(In thousands)
January 31, 2010	$2,454

12. STOCKHOLDERS EQUITY

Common Stock

On September 11, 2006, the Company sold 8,264,463 shares of its common stock to institutional investors at $7.865 per share. The shares were registered pursuant to the Company’s $100 million universal shelf registration statement on Form S-3 (File No. 333-113719). The net proceeds from this sale were approximately $64.5 million after deducting the Company’s offering expenses of $442,000.

During the fiscal years ended January 31, 2009, 2008, and 2007, the Company issued 610,241 shares, 781,142 shares, and 627,215 shares of common stock as a result of employee stock purchase plan purchases and 1,774,490 shares, 1,396,900 shares, and 1,892,697 shares of common stock as a result of the exercise of stock options, respectively.

Warrants

During the fiscal years ended January 31, 2009, 2008, and 2007 there were no new common stock warrants issued, and no warrants remain outstanding as of January 31, 2009.

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

13. EQUITY INCENTIVE PLANS

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan is 52,384,204. No stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2009, 513,124 shares of the total authorized remain available for future grants.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Employee Stock Purchase Plan). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering, except for the offering period from February 1, 2006 through June 30, 2006 which had a look back of five months. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin

January 1 and July 1 of each year. However, during calendar year 2008 the purchase periods were eight months and four months in length and began on January 1 and September 1, respectively. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2009, the total number of shares reserved for issuance under this plan is 8,500,000. As of January 31, 2009, 4,088,993 shares remain available for future purchases.

2008 Equity Incentive Award Plan

In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (the 2008 Plan). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 5,999,517. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. As of January 31, 2009, 5,735,267 shares remain available for future stock based award grants.

Stock Award Activity

A summary of the stock options activity and related information for the twelve months ended January 31, 2009, 2008, and 2007 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2006	16,791	$7.16	6.13	$9,009
Grants	5,416	6.78
Exercises	(1,893)	4.79
Forfeitures or expirations	(2,144)	8.00

Outstanding at January 31, 2007	18,170	$7.19	7.05	$5,482
Grants	7,551	6.19
Exercises	(1,396)	5.08
Forfeitures or expirations	(2,263)	7.94

Outstanding at January 31, 2008	22,062	$6.91	6.76	$54,245
Grants	2,258	8.65
Exercises	(1,774)	5.21
Forfeitures or expirations	(1,479)	7.17

Outstanding at January 31, 2009	21,067	$7.22	6.23	$18,453

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $7.19 as of January 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $5.3 million, $3.1 million, and $4.8 million for the twelve months ended January 31, 2009, 2008, and 2007, respectively.

The following table summarizes information about options outstanding at January 31, 2009:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 2.67 - $ 5.06	2,182,398	5.22	$4.02	2,059,618	$4.01
$ 5.07 - $ 6.02	1,622,599	5.84	$5.56	1,302,033	$5.53
$ 6.04 - $ 6.18	4,859,634	8.06	$6.18	1,898,023	$6.18
$ 6.21 - $ 6.52	3,981,256	5.00	$6.48	3,226,391	$6.47
$ 6.53 - $ 6.79	2,254,569	6.86	$6.71	1,625,765	$6.71
$ 6.80 - $ 7.93	2,148,446	6.40	$7.29	1,499,793	$7.26
$ 7.95 - $ 8.94	2,194,913	8.02	$8.85	671,370	$8.71
$ 9.00 - $ 11.20	759,426	3.96	$10.15	742,926	$10.18
$ 11.44 - $ 20.00	704,750	1.62	$18.26	704,750	$18.26
$ 21.00 - $ 35.75	359,250	1.32	$21.58	359,250	$21.58

Total	21,067,241	6.22	$7.22	14,089,919	$7.37

Net cash proceeds from the exercise of stock options were $9.2 million, $7.1 million, and $9.1 million for the twelve months ended January 31, 2009, 2008, and 2007, respectively. Information regarding stock options outstanding at January 31, 2009 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	21,067	$7.22	6.23	$18,453
Shares vested and expected to vest*	19,888	$7.25	6.13	$17,614
Shares exercisable	14,090	$7.37	5.31	$13,750

*	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123R

Restricted Stock Awards

The Company had 1.7 million restricted stock awards outstanding as of January 31, 2009, which were excluded from the options outstanding balances in the preceding tables. The grant of these restricted stock awards has been deducted from the shares available for grant under the Company’s stock option plans. The total aggregate grant date fair value was $13.6 million. Aggregate intrinsic value of restricted stock awards at January 31, 2009 was $12.3 million based on the Company’s closing stock price on January 31, 2009. The total fair value of restricted stock awards vested was $2.4 million, $1.2 million, and $1.3 million for the twelve months ended January 31, 2009, 2008, and 2007, respectively.

The following table summarizes the Company’s unvested stock activity for the three years ended January 31, 2009, 2008, and 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2006	480	$6.11
Granted	257	$7.32
Vested	(227)	$5.69
Forfeited	(14)	$6.71

Unvested stock at January 31, 2007	496	$6.91

Granted	642	$6.04
Vested	(176)	$6.66
Forfeited	(50)	$6.97

Unvested stock at January 31, 2008	912	$6.35

Granted	1,275	$8.86
Vested	(336)	$7.06
Forfeited	(126)	$8.69

Unvested stock at January 31, 2009	1,725	$7.89

Performance-Based Awards

During fiscal years 2009 and 2008, the Company had a performance-based plan that grants restricted stock to specified manager-level employees based on the attainment of specified goals. The number of awards issued for the fiscal year ended January 31, 2008 was determined in the first quarter of fiscal year 2009 based on upon meeting various departmental and company-wide performance goals for fiscal year 2008. The numbers of awards issued in March 2008 was 153,114 shares for restricted stock that will then vest over a two year period. The number of awards issued for the fiscal year ended January 31, 2009 was determined in the first quarter of fiscal year 2010 and based upon meeting various departmental and company-wide performance goals for fiscal year 2009. The number of fiscal 2009 awards issued is 62,437 that will vest over a four-year period. Total compensation cost recognized related to these performance-based awards was approximately $551,000 and $302,000 for the fiscal year ended January 31, 2009 and 2008, respectively. As of January 31, 2009, $962,000 of total unrecognized compensation cost related to these awards are expected to be recognized over a weighted-average period of 2.32 years.

14. RETIREMENT PLAN

In December 1997, the Company established a 401(k) Retirement Plan (the Retirement Plan) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan from inception through January 31, 2009.

15. ADOPTION OF STOCKHOLDER RIGHTS PLAN

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

16. STOCK-BASED COMPENSATION

Total stock-based compensation recognized in the consolidated statements of operations for the twelve months ended January 31, 2009, 2008, and 2007, respectively is as follows:

SARs/Option Grants/Restricted Stock Grants and EmployeeStock Purchase Rights

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except per share amount)
Cost of service revenues	$903	$729	$470
Cost of technology revenues	2,071	2,422	1,020
Research and development	8,805	7,326	5,596
Sales and marketing	2,089	2,205	1,649
General and administrative	9,552	10,157	5,977

Stock-based compensation expense before income taxes	$23,420	$22,839	$14,712
Income tax benefit	—	—	—

Total stock-based compensation	$23,420	$22,839	$14,712

No income tax benefit was realized from stock option exercises during the twelve months ended January 31, 2009, 2008, and 2007, respectively. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of January 31, 2009, $26.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.06 years. As of January 31, 2009, $9.4 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.66 years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility of market traded options on the Company’s common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share Based Payments”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of the U.S. Treasury yield curve on investments with terms approximating the expected life during the fiscal quarter an option is granted.

The assumptions used for the twelve months ended January 31, 2009, 2008, and 2007, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
	Fiscal Year Ended January 31,
	2009	2008	2007	2009	2008	2007
Expected life (in years)	0.57	0.43	0.57	5.37	6.26	6.25
Volatility	77%	56%	55%	74%	68%	81%
Average risk free interest rate	2.02%	4.23%	4.96%	3.30%	4.60%	4.81%
Dividend Yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value during the period	$2.80	$2.66	$1.95	$5.58	$4.08	$4.96

17. INCOME TAXES

Income tax provision was $1,328,000, $30,000, and $52,000, in fiscal years 2009, 2008, and 2007, respectively, due to Alternative Minimum Tax (“AMT”), state income taxes, and foreign withholding taxes.

	Fiscal Year Ended January 31,
Current Expense	2009	2008	2007
	(in thousands)
Federal	$595	$—	$—
State	714	29	41
Foreign	19	1	11

Total	$1,328	$30	$52

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2009	2008	2007
	(in thousands)
Federal tax at statutory rate	$36,722	$(11,010)	$(16,696)
State taxes	219	29	41
Foreign withholding tax	19	1	11
Utilization of net operating losses	(21,507)	—	—
Net operating loss and temporary differences for which no tax benefit was realized	(18,082)	6,570	13,540
Stock based compensation	2,367	4,260	3,074
Refundable research tax credits	(229)	—	—
Federal and state alternative minimum taxes	1,193	—	—
Non-deductible expenses and other	626	180	82

Total tax expense	$1,328	$30	$52

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2009	2008
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$140,074	$163,115
Research and alternative minimum tax credits	11,151	8,135
Deferred revenue & rent	19,773	39,923
Capitalized Research	33,442	38,194
Other	18,635	17,292

Total deferred tax assets	223,075	266,660
Valuation allowance	(223,075)	(266,660)

Net deferred tax assets (liabilities):	$—	$—

Realization of deferred tax assets is dependent upon generation of future taxable income, the timing and amount of which are uncertain. Accordingly, Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance was a decrease of $43.6 million and increase of $0.8 million for the year ended January 31, 2009 and January 31, 2008, respectively.

As of January 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $410 million and $119 million respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $24 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that there have been multiple ownership changes since inception of the Company. However, the ownership changes, do not place any limitation on the utilization of net operating losses and tax credit carryforwards.

The federal net operating loss carryforwards expire beginning in fiscal year ending 2012 through 2027. The state net operating loss carryforwards expire beginning in fiscal year 2014 through 2019. As of January 31, 2009, unused research and development tax credits of approximately $10.0 million and $11.4 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by 2012. California research and experimental tax credits carry forward indefinitely until utilized.

On September 23, 2008, California signed into legislation the Assembly Bill 1452 which suspends for two years the deduction for net operating losses (NOLs) on a California tax return. Accordingly, a deduction for net operating loss carryovers will not be allowed for the Company’s tax years 2008 and 2009. Also, Assembly Bill 1452 places restriction on the amount of allowable tax credit a company can utilize for the tax years 2008 and 2009. Under the new California legislation a taxpayer cannot use otherwise allowable tax credit to reduce below 50% its “net tax”. Credits affected by this limitation include the research and development credit, the enterprise zone credit, and the low-income housing credit. The carryover period for any NOL, or NOL carryover that is not allowed due to the suspension is extended by one additional year for losses incurred in tax years beginning in 2008, and two additional years for losses incurred in tax years beginning before January 1, 2008.

The Housing Assistance Tax Act of 2008 (H.R. 3221), signed into law on July 30, 2008, allowed corporations without current tax liabilities to obtain refunds for certain research tax credit and alterative minimum tax credit carryforwards by electing to forego the 50% additional first year depreciation for new property acquired after March 31, 2008 and placed in service before January 1, 2009. The Company has elected to obtain refunds for its research and development tax credit during the year ended January 31, 2009. The amount of benefit for refundable credit for fiscal year 2009 is approximately $0.2 million.

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

	Fiscal Year Ended January 31,
	2009	2008
	(in thousands)
Beginning Balance	$7,960	$7,515
Additions based on tax positions related to current year	1,212	445
Additions for tax positions in prior years	400	—
Reduction for tax positions of prior years	—	—
Settlements	—	—

Ending Balance	$9,572	$7,960

The total amount of unrecognized tax benefit, if recognized, that would effect the effective tax rate would be $ 0.1 million at January 31, 2009. The remaining unrecognized tax benefits at January 31, 2009 would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not expect that there will be a significant increase or decrease of the total amount unrecognized tax benefits within the next 12 month.

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through January 31, 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2005 – 2009

• California	2004 – 2009

However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

18. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	2009	Twelve Months Ended January 31,
		2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$103,592	$(31,591)	$(49,058)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	100,390	97,511	89,864
Weighted average effect of dilutive securities:
Stock options and restricted stock	2,206	—	—

Denominator for diluted net income per common share	102,596	97,511	89,864

Basic net income (loss) per common share	$1.03	$(0.32)	$(0.55)

Diluted net income (loss) per common share	$1.01	$(0.32)	$(0.55)

The weighted average number of shares outstanding used in the computation of basic and diluted net loss in fiscal 2008 and fiscal 2007 per share does not include the effect of the following potentially outstanding common stock.

The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of January 31,
	2009	2008	2007
Unvested restricted stock outstanding	870,878	912,203	495,867
Options to purchase common stock	13,119,600	22,062,170	18,170,107
Potential shares to be issued from ESPP	—	199,234	480,376

Total	13,990,478	23,173,607	19,146,350

19. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (TGC), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in China, Singapore, Hong Kong, Macau and Taiwan. The Company accounted for its investment in TGC under the equity method of accounting as it owned less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC as there was significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly, since the intellectual property licensed had no carrying value on the Company’s financial statements, no value was assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal years 2009, 2008, and 2007 as TGC’s activity and financial position were not material.

Through TGC, the Company has gained access to high quality, engineering resources for the design and development of additional digital video recorder platforms. During fiscal years ended January 31, 2009, 2008 and 2007 the Company paid TGC $0, $375,000, and $2.2 million for a variety of services including research and development and service fees related to designing and building the Company’s product. Of these amounts $1.5 million was capitalized during the fiscal year ended January 31, 2007 and classified as purchased technology, capitalized software, and intangible assets, net on the Company’s consolidated balance sheet.

In August 2008, TGC sold all of its assets for an equity interest with LiTV, a newly-formed entity located in Taipei, Taiwan. TGC remains a corporate entity, with a sole purpose to act as a holding company for the LiTV stock owns, amounting to less than 5% of LiTV. As of January 31, 2009, the TGC stock held by TiVo continues to have no carrying value, and there is no market for the stock.

20. COMCAST AGREEMENT

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

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008.

During the fiscal years ended January 31, 2009, 2008 and 2007, the Company recognized $14.2 million, $12.2 million, and $16.2 million, respectively in technology revenues and $9.1 million, $13.0 million and $16.2 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a Statement of Work (SOW) entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco DVRs. Of the $16.2 million recognized in the fiscal year ended January 31, 2007, $4.6 million was related to work performed during fiscal year ended January 31, 2006, but revenue and costs were deferred until the first quarter of fiscal year 2007, when TiVo and Comcast agreed upon the engineering services to be delivered. During the initial development, it was not possible to separate the various elements within the original arrangement due to a lack of fair value for certain undelivered elements in the agreement. Consequently, the Company recognizes revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

21. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On April 7, 2006, the Company entered into the Seventh Amendment of the Development Agreement, dated as of February 15, 2002, with DIRECTV, Inc. Under this amendment, which amends the expiration date of the Development Agreement from February 15, 2007, to February 15, 2010, TiVo will continue to provide support for DIRECTV receivers with TiVo service through the extended expiration date of the Development Agreement, and will provide mutually agreed upon development services for no additional fee up to a defined maximum from February 2007 to February 2010. In addition, DIRECTV had the right to continue to distribute DIRECTV receivers with TiVo service through February 15, 2007, and a related grace period as set forth in the Development Agreement. Further, TiVo and DIRECTV agreed that neither party would assert its patents against the other party with respect to each company’s products and services deployed prior to the expiration of the agreement, subject to limited exceptions. DIRECTV will continue to pay a monthly fee for each household using DIRECTV receivers with TiVo service similar to the amount paid by DIRECTV for households with DIRECTV receivers with TiVo service deployed since February 15, 2002, subject to a monthly minimum payment by DIRECTV. The Company defers a portion of these fees equal to the fair value of the undelivered development services. These deferred fees are classified on the Company’s consolidated balance sheets under deferred revenue, current. In the fiscal year ended January 31, 2009 TiVo has not recognized as revenue $2.3 million of previously deferred revenues which would have expired unused. However, TiVo has an understanding with DIRECTV that these deferred revenues will be used to fund development of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform. During the fiscal year ended January 31, 2008 DIRECTV had available $2.8 million in deferred fees, related to the period of February 1, 2006 through January 31, 2007. These fees were available to DIRECTV to use for development work during the fiscal year ended January 31, 2008. As specified in connection with our Eighth Amendment of our Development Agreement entered into as of July 25, 2007, DIRECTV utilized $1.7 million for development work, to enhance their subscriber’s TiVo user experience, the remaining $1.1 million which remained unused on January 31, 2008 was recognized as service revenues.

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

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service. Under the terms of this non-exclusive arrangement, TiVo expects to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR for a launch to consumers as soon as possible in calendar year 2010. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched. DIRECTV, upon the deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

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

22. RESIGNATION OF BOARD MEMBER

On August 30, 2007, the Company accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to the Transition and Consulting Agreement, effective August 30, 2007, Mr. Ramsay agreed to a noncompete provision and that he will be available to provide services to the Company as a consultant focused on technology and other issues through approximately August, 2009 when and if requested by the Company. Mr. Ramsay’s stock-based awards were modified to provide for accelerated and continued vesting and extended exercise periods. These modifications were valued at $2.4 million using a Black-Scholes option valuation model. The $2.4 million charge consisted of $546,000 related to stock-based awards that were not vested as of the modification date and $1,835,000 related to extending the exercisability date of stock-based awards that were vested as of the modification date. As the terms of the Transition and Consulting Agreement did not create a substantive future service period, the entire non-cash amount of $2.4 million was expensed immediately in the quarter ended October 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and Rule 15d-15(f) during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2009. Management reviewed the results of its assessment with our Audit Committee.

KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2009, which is included herein.

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

On February 17, 2009, our Board of Directors elected William Cella to become a member of the Board. In connection with Mr. Cella’s election, the Board determined that Mr. Cella shall serve as a non-employee, independent member of our Board. With the election of Mr. Cella to the Company’s Board, the Board now has a total of 9 members, of which 8 serve as non-employee, independent directors.

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

Code of Ethics.

The information under the caption “Corporate Governance,” appearing in the Proxy Statement, is hereby incorporated by reference. We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is posted on our website located at www.tivo.com. The code of ethics may be found as follows: From our main Web page, first click on “About Us” in the footer of the page. Next Click on “Investor Relations” on the left hand side of the page. Next click on “Corporate Governance” under “Investor Relations.” Finally, click on “Code of Conduct.” We will disclose any amendment to our code of ethics or waiver to our code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions, including the nature of the waiver and the name of the officer to whom the waiver was granted, in the “Investor Relations” section of our website at www.tivo.com.

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

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 55 of this report.

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

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

4.8	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.9	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.10	Second Amendment to Rights Agreement, dated as of April 12, 2006, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.10 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

4.11	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.12	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

EXHIBIT NUMBER	DESCRIPTION

10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2*	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.4*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.6*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-153178) filed on August 25, 2008)

10.7*	TiVo Inc. 2008 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-153179) filed on August 25, 2008).

10.8*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.9*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.10*	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.11*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.12*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.13*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.14*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.15*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.16*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.17*	Form of Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.18*	Form of Amended & Restated Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.19*	Form of Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.20*	Form of Amended & Restated Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.21+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.22+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.23+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.24+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.25	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.26+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.27+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.28+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10. 29+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.30+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.31+	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.32+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.33+	Seventh Amendment to the Development Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.34+	Eighth Amendment to the Development Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.35++	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.36+	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.37+	First Amendment to the Amended and Restated Services Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.38+	Second Amendment to the Amended and Restated Services Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.39++	Third Amendment to the Amended and Restated Services Agreement, dated as of January 25, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.40++	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.41	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.42	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2006).

10.43	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.44*	TiVo Inc. Fiscal Year 2007 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2006).

10.45*	TiVo Inc. Fiscal Year 2008 Bonus Plan for Executives (incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.46*	TiVo Inc. Fiscal Year 2009 Bonus Plan for Executives. (incorporated by reference to Exhibit 10.38 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.47*	TiVo Inc. Fiscal Year 2010 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-K filed on April 2, 2009).

10.48+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.49+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.50+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.51+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.52+	Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.53+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report filed on April 15, 2005).

10.54	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.55	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.56	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report filed on December 9, 2005).

10.57+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.58+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.59+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.60++	Service Provider Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.61++	Remote Scheduling Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.62+	Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.63+	Addendum 1 to the Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc., Fandango Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.64*	Amended & Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective March 21, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.65*	Amended & Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.66*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective January 1, 2007 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.67*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.68*	Transition and Consulting Agreement, effective as of August 30, 2007, by and between Michael Ramsay and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.69+	Licensing and Marketing Agreement, effective as of March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.70	First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.71+	Second Amendment to the Licensing and Marketing Agreement, effective as of October 23, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.1 the registrant’s Quarterly Report on Form 10-Q filed on December 11, 2006).

10.72++	Third Amendment to the Licensing and Marketing Agreement, effective as of June 22, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.73++	Fourth Amendment to the Licensing and Marketing Agreement, effective as of August 27, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.74++	Fifth Amendment to the Licensing and Marketing Agreement, effective as of February 15, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.63 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.75++	Sixth Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation. (incorporated by reference to Exhibit 10.64 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.76+	License and Distribution Agreement, dated as of August 22, 2006, between CoxCom, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.77	Credit Agreement, dated as of January 25, 2007, between Citigroup Global Markets Realty Corp. and TiVo Inc. (incorporated by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.78*	Consulting Agreement, effective as of July 9, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.79*	First Amendment to Consulting Agreement, effective as of August 16, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.80*	Second Amendment to Consulting Agreement, effective as of October 2, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.81*	Third Amendment to Consulting Agreement, effective as of November 14, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.82*	Fourth Amendment to Consulting Agreement, effective as of June 1, 2008, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

14.1	TiVo Code of Conduct, as amended March 25, 2009 (incorporated by reference to Exhibit 14.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2009).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 2, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated April 2, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated April 2, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated April 2, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date: April 2, 2009	/S/ THOMAS ROGERS
Thomas Rogers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Rogers, Anna Brunelle, and Matthew Zinn and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 2, 2009

/S/ ANNA BRUNELLE Anna Brunelle	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2009

/S/ WILLIAM CELLA William Cella	Director	April 2, 2009

/S/ JEFFREY HINSON Jeffrey Hinson	Director	April 2, 2009

/S/ RANDY KOMISAR Randy Komisar	Director	April 2, 2009

/S/ MARK W. PERRY Mark W. Perry	Director	April 2, 2009

/S/ JOSEPH UVA Joseph Uva	Director	April 2, 2009

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	April 2, 2009

/S/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	April 2, 2009

/S/ DAVID ZASLAV David Zaslav	Director	April 2, 2009