Form 10-Q
period 2009-04-30
TIVO INC
filed 2009-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 105,133,482 as of May 31, 2009.

© 2009 TiVo Inc. All Rights Reserved.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and multiple system operators (MSOs)/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	expectations of the growth of the TiVo service and technology outside the United States;

•

our financial results, expected future cost savings from our reduction in headcount on November 18, 2008, expectations of future revenues and profitability, and expectations for the future use of advertising trade credits;

•	our expectations with respect to the possible future outcomes and the possible receipt of additional damages in our on-going litigation with EchoStar;

•

our expectations with respect to the timing of further rollout of the TiVo service on Comcast, the launch of the TiVo service on Cox and the launch of the High Definition (HD) DIRECTV DVR with TiVo service;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Seven (Australia) and in the future Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico)) and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven (Australia) and in the future Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico) and deployment of the TiVo service by them;

•	future availability of digital content from Blockbuster through the TiVo service;

•	our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs and our possible utilization of such inventory reserves in the future;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to investments in auction rate securities and their associated carrying value;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of transition to digital distribution technologies by both broadcasters and cable operators.

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(unaudited)

	April 30, 2009	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,167	$162,337
Short-term investments	65,010	44,991
Accounts receivable, net of allowance for doubtful accounts of $875 and $770	11,645	14,283
Inventories	6,926	13,027
Prepaid expenses and other, current	3,577	4,896

Total current assets	237,325	239,534
LONG-TERM ASSETS
Property and equipment, net	10,220	10,285
Purchased technology, capitalized software, and intangible assets, net	11,295	10,597
Prepaid expenses and other, long-term	1,515	1,268
Long-term investments	3,684	3,944

Total long-term assets	26,714	26,094

Total assets	$264,039	$265,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,073	$9,844
Accrued liabilities	21,447	25,054
Deferred revenue, current	44,300	47,560

Total current liabilities	73,820	82,458
LONG-TERM LIABILITIES
Deferred revenue, long-term	26,965	28,557
Deferred rent and other long-term liabilities	126	126

Total long-term liabilities	27,091	28,683

Total liabilities	100,911	111,141
COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 104,982,528 and 103,604,015, respectively and outstanding shares are 104,479,782 and 103,370,523, respectively	105	104
Additional paid-in capital	844,299	829,273
Accumulated deficit	(676,325)	(672,196)
Treasury stock, at cost - 502,746 shares and 233,492 shares, respectively	(3,666)	(1,659)
Accumulated other comprehensive loss	(1,285)	(1,035)

Total stockholders’ equity	163,128	154,487

Total liabilities and stockholders’ equity	$264,039	$265,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended April 30,
	2009	2008
Revenues
Service revenues	$42,129	$48,443
Technology revenues	6,386	6,407
Hardware revenues	6,376	5,945

Net revenues	54,891	60,795
Cost of revenues
Cost of service revenues (1)	10,150	11,194
Cost of technology revenues (1)	4,483	3,920
Cost of hardware revenues	10,576	10,365

Total cost of revenues	25,209	25,479

Gross margin	29,682	35,316

Research and development (1)	15,066	14,748
Sales and marketing (1)	5,695	5,936
Sales and marketing, subscription acquisition costs	982	1,159
General and administrative (1)	12,242	10,336

Total operating expenses	33,985	32,179

Income (loss) from operations	(4,303)	3,137
Interest income	190	579
Interest expense and other	—	(87)

Income (loss) before income taxes	(4,113)	3,629
Provision for income taxes	(16)	(13)

Net income (loss)	$(4,129)	$3,616

Net income (loss) per common share - basic	$(0.04)	$0.04

Net income (loss) per common share - diluted	$(0.04)	$0.04

Weighted average common shares used to calculate basic net income (loss) per share	102,278,944	99,386,826

Weighted average common shares used to calculate diluted net income (loss) per share	102,278,944	102,709,583

(1) Includes stock-based compensation expense as follows :

Cost of service revenues	$263	$191
Cost of technology revenues	557	606
Research and development	2,491	1,982
Sales and marketing	685	540
General and administrative	3,074	2,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,129)	$3,616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	2,310	2,572
Stock-based compensation expense	7,070	5,477
Amortization of trade credits	11	—
Allowance for doubtful accounts	97	25
Changes in assets and liabilities:
Accounts receivable	2,541	9,567
Inventories	6,101	3,859
Prepaid expenses and other	1,061	66
Accounts payable	(2,382)	(15,649)
Accrued liabilities	(3,588)	(5,557)
Deferred revenue	(4,852)	(5,356)
Deferred rent and other long-term liabilities	—	(82)

Net cash provided by (used in) operating activities	$4,240	$(1,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term and long-term investments	(99,936)	—
Sales of short-term investments	79,927	13,496
Acquisition of property and equipment	(800)	(1,649)
Acquisition of intangibles	(1,532)	—

Net cash provided by (used in) investing activities	$(22,341)	$11,847

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	7,957	4,057
Proceeds from issuance of common stock related to employee stock purchase plan	—	—
Treasury Stock - repurchase of stock for tax withholding	(2,007)	(454)
Payment under capital lease obligation	(19)	—

Net cash provided by financing activities	$5,931	$3,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,170)	$13,988

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	162,337	78,812

Balance at end of period	$150,167	$92,800

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

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims against the Company; and dependence on its relationships with third party service providers such as Comcast and Seven (Australia) and in the future DIRECTV and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending we are cautious about our subscription growth in the near term.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2009 and January 31, 2009 and the results of operations for the three month periods ended April 30, 2009 and 2008 and condensed consolidated statements of cash flows for the three month periods ended April 30, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three month period ended April 30, 2009 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service agreements, customer programs and incentives, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, assessment of other-than-temporary impairment of investments, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods and actual results could differ from these estimates.

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

Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized ratably over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over the Company’s estimate of the useful life of a TiVo-enabled DVR associated with the subscription. Prior to November 1, 2007, the estimate of the useful life of these DVRs was 48 months. Effective November 1, 2008, the Company extended the period it uses to recognize product lifetime subscription revenues from 54 months to 60 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis with no adjustment to previously recognized revenues. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. During fiscal year ending January 31, 2010, the Company will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company’s current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

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

Technology Revenues. The Company recognizes technology revenues under technology licensing and engineering services agreements in accordance with SOP 97-2, “Software Revenue Recognition,” as amended. In instances where TiVo hosts the TiVo service the Company follows the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services. Under SOP 97-2 or EITF 00-21, vendor specific objective evidence (VSOE) or verifiable objective evidence (VOE) of fair value, respectively, is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE or VOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE or VOE for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.

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

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. In the past, the Company adjusted its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes. The Company terminated its rebate programs on August 30, 2008 and does not have plans to engage in rebate programs this fiscal year.

Beginning on March 15, 2006, the Company began selling the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription. The VOE of fair value of the subscription services is established based on standalone sales of the service and varies by pricing plan. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments in connection with the Company’s standard definition DVRs. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the three months ended April 30, 2009 and 2008, the Company’s gross margin was positively impacted by a net benefit of $259,000 and $1.6 million, respectively, mainly from the sale of inventory that was previously impaired in fiscal years 2007 and 2008. As of April 30, 2009, the Company maintained a $3.3 million inventory reserve as a result of these prior inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Fair Value Measures

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective February 1, 2008, the Company adopted SFAS 157; however, our initial adoption of SFAS 157 was limited to our fair value measurements of financial assets and financial liabilities, as permitted by FSP 157-2, “Effective Date of FASB Statement No. 157”. Effective February 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective February 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments.

Business Concentrations and Credit Risk

The Company’s business is concentrated in the United States and is dependant on discretionary consumer spending. Continued uncertainty or adverse changes in the economy could lead to additional significant declines in discretionary consumer spending, which, in turn, could result in further declines in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Decreases in demand for the Company’s products and services, particularly during the critical holiday selling season, could have an adverse impact on its operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on the Company’s investments, increase costs associated with developing and producing its products, increase TiVo’s churn rate per month, increase the cost and decrease the availability of potential sources of financing, and increase the Company’s exposure to losses from bad debts, any of which could have an adverse impact on the Company’s financial condition and operating results.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in U.S. Treasury Bills, U.S. Treasury funds, and money market funds and maintains them with two financial institutions with a high credit rating. As of April 30, 2009, the Company held approximately $5.0 million of investments with an auction reset feature (auction-rate securities), with a fair value of $3.7 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.3 million. The Company has the intent and ability to hold these securities until their anticipated recovery. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the condensed consolidated balance sheet at April 30, 2009.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company’s accounts receivable concentrations as of April 30, 2009 and 2008 were as follows:

	As of April 30,
	2009	2008
DIRECTV	21%	31%
Best Buy	17%	16%
Comcast	15%	13%
HTS/Seven	13%	0%
Other customers	34%	40%

Total accounts receivable	100%	100%

The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time if at all.

The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer. The Company also relies on third parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about fair value of financial instruments to be presented in both interim and annual reports. FSP FAS 107-1 becomes effective for the Company’s reporting in the second quarter of fiscal 2010. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. FSP 115-2 is effective for the Company’s interim reporting beginning in the second quarter of fiscal 2010. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. FSP FAS 157-4 is effective for the Company’s interim reporting beginning in the second quarter of fiscal 2010. The Company does not anticipate the implementation of this new accounting standard will significantly change its valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, the Company is required to use its own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. Intangible assets acquired after February 1, 2009 are accounted for in accordance with SFAS 142, as amended by FSP 142-3. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

3.	INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. At April 30, 2009 and 2008, the accrued warranty reserve was $159,000 and $338,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2009 were as follows:

	April 30, 2009	Asset and Liabilities Measured at Fair Value on a Recurring Basis
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$134,091	$134,091	$—	$—
US Treasury Bills	$65,020	65,020	—	—
Auction rate securities	$3,684	—	—	3,684

	$202,795	$199,111	$—	$3,684

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended April 30, 2009 (in thousands):

Auction Rate Securities Three Months Ended April 30, 2009
Balance, beginning of period	$3,944
Transfer into Level 3	—
Total unrealized losses included in other comprehensive income	(260)

Balance, April 30, 2009	$3,684

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,129)	$3,616

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	102,279	99,387
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	3,323

Denominator for diluted net income per common share	102,279	102,710

Basic net income (loss) per common share	$(0.04)	$0.04

Diluted net income (loss) per common share	$(0.04)	$0.04

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of April 30,
	2009	2008
Unvested restricted stock outstanding	4,328,196	469,020
Options to purchase common stock	19,627,872	11,684,419

Total	23,956,068	12,153,439

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	April 30, 2009	January 31, 2009
	(In thousands)
Furniture and fixtures	$3,599	$3,599
Computer and office equipment	16,884	16,559
Lab equipment	3,007	2,906
Leasehold improvements	8,485	8,482
Capitalized internal use software	15,606	14,624

Total property and equipment	47,581	46,170
Less: accumulated depreciation and amortization	(37,361)	(35,885)

Property and equipment, net	$10,220	$10,285

7.	PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	April 30, 2009			January 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,457)	$43	$1,500	$(1,333)	$167
Capitalized software	1,951	(1,673)	$278	1,951	(1,581)	$370
Intellectual property rights	18,115	(7,141)	$10,974	16,584	(6,524)	$10,060

Purchased technology, capitalized software, and intangible assets	$21,566	$(10,271)	$11,295	$20,035	$(9,438)	$10,597

8.	COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, the Company amended its complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited EchoStar Communications Corporation from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. The Court also awarded TiVo an additional $103,068,836 plus interest for EchoStar’s continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages. On June 3, 2009, the United States Court of Appeals for the Federal Circuit temporarily stayed the district court’s ruling pending the Appeal’s Court consideration of TiVo’s response to EchoStar’s motion for stay pending appeal. The Company is incurring material expenses in this litigation.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. On March 31, 2009, the court denied TiVo’s motion to dismiss. On May 28, 2009, the court ordered the complaint transferred to the Eastern District of Texas. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. The proposed settlement provides the plaintiffs with $586 million in recoveries from all defendants, with $100 million being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers’ insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. The proposed settlement is subject to a hearing on fairness and approval by the Federal District Court overseeing the IPO Litigation and may potentially be subject to appellate review by United States Court of Appeals for the Second Circuit. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of April 30, 2009, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides for eight additional one-year renewal terms beyond the initial term with certain deployment thresholds beginning after June 30, 2019. Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. Under the initial and subsequent Statements of Work (SOWs), subject to the attainment of specified deployment thresholds, Comcast is also entitled to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast, when such advertising features are developed. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

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

During the three months ended April 30, 2009 and 2008, the Company recognized $4.8 million and $4.0 million, respectively in technology revenues and $3.3 million and $2.7 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a SOW entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco DVRs. The Company recognizes revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

10.	DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

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

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. During the quarter, we signed the TiVo Experience Solution SOW. Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. During the three months ended April 30, 2009, the Company recognized $1.0 million in technology revenues and $1.0 million in cost of technology revenues related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

11.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30,
	2009	2008
	(In thousands)
Net income (loss)	$(4,129)	$3,616
Other comprehensive income (loss):
Unrealized loss on marketable securities	(250)	(704)

Comprehensive income (loss)	$(4,379)	$2,912

12.	SUBSEQUENT EVENTS

On May 15, 2009, the Company entered into the Second Amendment to the Lease Agreement (the “Amendment”), which amends that certain Lease Agreement, dated as of October 6, 1999 (the “Lease”), with Bixby Technology Center, LLC, a Delaware limited liability company. Under this Amendment, TiVo has extended for an additional seven years, from January 31, 2010 to January 31, 2017, its current Lease for its corporate headquarters consisting of approximately 127,124 square feet at 2160 and 2190 Gold Street, Alviso, California. As part of the Amendment, TiVo’s current monthly payments under the Lease will be reduced as of February 1, 2010 from $1.42 to $1.10 per square foot, per month and which then will increase annually by five cents ending at $1.40 per square foot, per month in the final year of the Lease. The Amendment also provides TiVo with a $7 per square foot tenant improvement allowance more fully described in the Amendment, among other provisions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on April 3, 2009, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on April 3,2009, before deciding to purchase, sell or hold our common stock.

Company Overview

We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, access to broadband video content (including premium content delivered from Amazon’s Video on Demand service, Netflix, and potentially, in the future Blockbuster), TiVo KidZone, and TiVo Online Scheduling. As of April 30, 2009, there were approximately 3.2 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, Cablevision Mexico, and potentially, in the future Cox, as well as broadcasters such as Seven (Australia) and in the future Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview

During the three months ended April 30, 2009, our net revenues decreased $5.9 million from the same prior year period. We recorded a net loss of $4.1 million for the three months ended April 30, 2009, as compared to a net income of $3.6 million in the same prior year period. During the three months ended April 30, 2009, we continued to experience a decrease in our TiVo-Owned subscription base as compared to the same prior year period. Our TiVo-Owned subscription gross additions for the quarter ended April 30, 2009 were 37,000, down 23% from 48,000 in the same prior year period. The loss of TiVo-Owned subscriptions was 67,000 subscriptions, leading to net subscription losses of 30,000 TiVo-Owned subscriptions during the quarter ended April 30, 2009. The continued decrease in TiVo-Owned subscription gross additions was primarily due to increased competition and adverse global economic conditions leading to a slow down in the sales of consumer electronic products and TiVo-enabled DVRs in particular.

For this fiscal year ending January 31, 2010, we expect to incur lower consumer hardware rebate expenses as we terminated our rebate programs on August 30, 2008 and do not have plans to engage in further rebate programs this year; however, we anticipate our hardware gross margin loss will increase, as we will have a lower benefit from the release of previously reserved inventory during this fiscal year, as compared to the fiscal year ended January 31, 2009. For the fiscal year ended January 31, 2009 we incurred $469,000 of rebate costs and recognized $4.9 million benefit from the utilization of previously reserved inventories.

In this fiscal year ending January 31, 2010, we expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD platform described below and our mass distribution deals with Comcast, Cox, and Seven (Australia) are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2010 to be lower than in fiscal year 2009 as revenues from new TiVo-Owned subscriptions, advertising sales, audience research measurement sales, and from mass distribution partnerships including Comcast, Cox, Seven (Australia), and others are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized and continued subscription losses in our TiVo-Owned and MSOs/Broadcasters’ subscriptions.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, New Hampshire, and Connecticut, with the rollout process expected to continue to additional markets beginning with Comcast’s Chicago market. Trials, related to the TiVo service on Cox, are underway and we expect market launch to occur this fiscal year.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last three fiscal years. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven (Australia), and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007
TiVo-Owned Subscription Gross Additions:	37	59	44	36	48	109	69	41
Subscription Net Additions/(Losses):
TiVo-Owned	(30)	(4)	(28)	(42)	(17)	33	4	(19)
MSOs/Broadcasters	(109)	(121)	(135)	(136)	(128)	(155)	(134)	(126)

Total Subscription Net Additions/(Losses)	(139)	(125)	(163)	(178)	(145)	(122)	(130)	(145)
Cumulative Subscriptions:
TiVo-Owned	1,624	1,654	1,658	1,686	1,728	1,745	1,712	1,708
MSOs/Broadcasters	1,572	1,681	1,802	1,937	2,073	2,201	2,355	2,489

Total Cumulative Subscriptions	3,196	3,335	3,460	3,623	3,801	3,946	4,067	4,197
Fully Amortized Active Lifetime Subscriptions	215	225	236	194	163	175	190	180
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	59%	59%	60%	60%	61%	61%	60%	59%

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

TiVo-Owned subscriptions declined by 30,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to approximately 1.6 million subscriptions for the quarter ended April 30, 2009. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite providers as well as the impact of global economic conditions on sales of consumer electronic products. As a result of this competition and current economic conditions, we are cautious about our sales in the near term and we may experience further net losses in our TiVo-Owned subscription base.

As of April 30, 2009, approximately 215,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 32% of our cumulative lifetime subscriptions as compared to 24% for the same prior year period. We continue to incur minimal costs of service for these subscriptions without recognizing corresponding subscription revenues. We expect the number of fully amortized lifetime subscriptions will further increase during the fiscal year ending January 31, 2010.

Our MSOs/Broadcasters installed subscription base decreased by 109,000 subscriptions to approximately 1.6 million subscriptions as of April 30, 2009, as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR and service and our other mass distribution deals being still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which we expect to launch to consumers in calendar 2010.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our low cost product offerings, current economic conditions, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007
Average TiVo-Owned subscriptions	1,639	1,656	1,675	1,712	1,737	1,727	1,708	1,719
TiVo-Owned subscription cancellations	(67)	(63)	(72)	(78)	(65)	(76)	(65)	(60)

TiVo-Owned churn rate per month	-1.4%	-1.3%	-1.4%	-1.5%	-1.3%	-1.5%	-1.3%	-1.2%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month increased to 1.4% for the fiscal quarter ended April 30, 2009, as compared to 1.3% in the same prior year period and we expect churn to increase further in future periods as a result of increasing inactivations from product lifetime subscriptions, competition from other providers, the weak economy, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either cable or satellite provided set top box or through a box which incorporates CableCARD™ technology.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties subscription gross additions, such as MSOs/Broadcasters’ gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs/Broadcasters’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
Subscription Acquisition Costs	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007	Jul 31, 2007
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$982	$1,690	$2,301	$888	$1,159	$7,195	$9,050	$9,015
Hardware revenues	(6,376)	(10,712)	(12,777)	(11,699)	(5,945)	(16,066)	(17,240)	(6,199)
Less: MSOs/Broadcasters-related hardware revenues	(27)	362	3,339	4,934	698	—	—	—
Cost of hardware revenues	10,576	15,764	16,339	15,274	10,365	23,929	29,144	28,239
Less: MSOs/Broadcasters-related cost of hardware revenues	(6)	(385)	(3,100)	(4,524)	(581)	—	—	—

Total Acquisition Costs	5,149	6,719	6,102	4,873	5,696	15,058	20,954	31,055

TiVo-Owned Subscription Gross Additions	37	59	44	36	48	109	69	41
Subscription Acquisition Costs (SAC)	$139	$114	$139	$135	$119	$138	$304	$757

	Twelve Months Ended
Subscription Acquisition Costs	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$5,861	$6,038	$11,543	$18,292	$26,419	$31,050	$33,770	$29,736
Hardware revenues	(41,564)	(41,133)	(46,487)	(50,950)	(45,450)	(41,798)	(45,622)	(41,858)
Less: MSOs/Broadcasters-related hardware revenues	8,608	9,333	8,971	5,632	698	—	—	—
Cost of hardware revenues	57,953	57,742	65,907	78,712	91,677	92,052	111,760	114,606
Less: MSOs/Broadcasters-related cost of hardware revenues	(8,015)	(8,590)	(8,205)	(5,105)	(581)	—	—	—

Total Acquisition Costs	22,843	23,390	31,729	46,581	72,763	81,304	99,908	102,484

TiVo-Owned Subscription Gross Additions	176	187	237	262	267	276	330	362
Subscription Acquisition Costs (SAC)	$130	$125	$134	$178	$273	$295	$303	$283

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

During the three months ended April 30, 2009, our total acquisition costs were $5.1 million, a decrease of $547,000 from the same prior year period. Sales and marketing, subscription acquisition costs decreased by $177,000 primarily as a result of a reduction in rewards program spending as compared to the same prior year period, as the rewards program has been discontinued. Additionally, our TiVo-Owned hardware gross margin loss decreased by $370,000. This decline in hardware gross margin loss is largely related to the mix of DVRs sold during the quarter ended April 30, 2009 as compared to the same prior year period. However, SAC increased $20 because we sold fewer standard definition DVRs and thus recognized less of a benefit from utilization of previously impaired standard inventory, as compared to the same prior year period. During the quarter ended April 30, 2009 we had a net benefit of $259,000 mainly from previously reserved inventory as compared to $1.6 million utilization in the same prior year period. We don’t expect further decreases in SAC and could experience modest increases.

During the twelve months ended April 30, 2009 our total acquisition costs were $22.8 million, a decrease of $49.9 million from the same prior year period. The decrease in total acquisition costs was primarily related to a decrease in our hardware gross margin loss of $29.4 million, this hardware gross margin loss improvement was primarily related to the reduction of rebate costs as we have transitioned away from the use of consumer rebates on DVRs coupled with a $4.9 million benefit from the utilization of previously impaired inventory. Additionally, we decreased sales and marketing, subscription acquisition costs by $20.6 million as we focused on managing our total acquisition costs during fiscal years 2009 and 2010.

The decrease in SAC of $143, for the twelve months ended April 30, 2009 as compared to the same prior year period, was largely related to decreased total acquisition costs of $49.9 million. Additionally, during the twelve months ended April 30, 2008 hardware gross margin included a combined inventory and inventory purchase commitment charge of $4.8 million related to TiVo Series2 standard definition DVR inventory, and a gross margin loss of $1.0 million related to a barter transaction related to TiVo Series2 standard definition DVR inventory. The hardware gross margin for the twelve months ended April 30, 2009 included a benefit of $3.6 million as previously impaired Series2 standard definition DVR inventory were sold through.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007
	(In thousands, except ARPU)
Total service revenues	42,129	44,115	47,676	48,174	48,443	51,025	52,940	53,376
Less: MSOs/Broadcasters-related service revenues	(4,522)	(5,137)	(5,772)	(5,781)	(5,699)	(7,133)	(6,599)	(6,553)

TiVo-Owned-related service revenues	37,607	38,978	41,904	42,393	42,744	43,892	46,341	46,823
Average TiVo-Owned revenues per month	12,536	12,993	13,968	14,131	14,248	14,631	15,447	15,608
Average TiVo-Owned per month subscriptions	1,639	1,656	1,675	1,712	1,737	1,727	1,708	1,719

TiVo-Owned ARPU per month	$7.65	$7.85	$8.34	$8.25	$8.20	$8.47	$9.04	$9.08

The decrease in TiVo-Owned ARPU per month for the quarter ended April 30, 2009 was largely due to a decline in our TiVo-Owned service revenues of $5.1 million, as compared to the same prior year period. This decrease was primarily due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period coupled with lower product lifetime revenues as the amortization period we use to recognize product lifetime subscriptions is longer. Effective November 1, 2008, we have extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all new and not fully amortized product lifetime subscriptions. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues.” Due to this extended revenue recognition period and the reduction in our subscription rates in November 2008, we expect fiscal year 2010 TiVo-Owned ARPU per month to be lower.

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

	Three Months Ended
MSOs/Broadcasters Average Revenue per Subscription	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007	July 31, 2007
	(In thousands, except ARPU)
Total service revenues	42,129	44,115	47,676	48,174	48,443	51,025	52,940	53,376
Less: TiVo-Owned-related service revenues	(37,607)	(38,978)	(41,904)	(42,393)	(42,744)	(43,892)	(46,341)	(46,823)

MSOs/Broadcasters-related service revenues	4,522	5,137	5,772	5,781	5,699	7,133	6,599	6,553
Average MSOs/Broadcasters revenues per month	1,507	1,712	1,924	1,927	1,900	2,378	2,200	2,184
Average MSOs/Broadcasters per month subscriptions	1,625	1,743	1,868	2,009	2,136	2,279	2,422	2,554

MSOs/Broadcasters ARPU per month	$0.93	$0.98	$1.03	$0.96	$0.89	$1.04	$0.91	$0.86

The MSOs/Broadcasters’ related service revenues for the quarter ended April 30, 2009 increased $0.04 per subscription to $0.93 per subscription, as compared $0.89 for the same prior year period, and decreased $0.05 as compared to the quarter ended January 31, 2009. These fluctuations in average revenue per subscription are primarily related to fluctuations in MSOs/Broadcasters’-related advertising revenues.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a reduction of service revenue of $1.3 million for the quarter ended April 30, 2009. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. As of April 30, 2009, 215,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 32% of our cumulative lifetime subscriptions as compared to 24% the quarter ended April 30, 2008. During fiscal year ending January 31, 2010, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended April 30, 2009, the majority of our technology revenues are related to Comcast and DIRECTV.

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated the demand for our TiVo HD DVR would be lower than the expected sales of standard definition DVRs and this change in our sales forecast resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. During the quarter ended April 30, 2009 we had a net benefit of $259,000 mainly from previously impaired inventory and in the three months ended April 30, 2008, we consumed $1.6 million of previously impaired inventory, due to better than expected sales of our standard definition DVR.

Valuation of Stock-Based Compensation. We recognize expense related to our stock-based awards under the fair-value provisions of SFAS 123( R), “Share Based Payment”. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. We use the Black Scholes option pricing model to determine the fair value of our stock options and ESPP awards which requires input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is base on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted. The majority of our share-based awards granted in fiscal 2010 through April 30, 2009 has been in restricted stock units, whose valuation does not require input of these highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates and thus the valuation is less judgmental.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about fair value of financial instruments to be presented in both interim and annual reports. FSP FAS 107-1 becomes effective for our reporting in the second quarter of fiscal 2010. We do not believe the adoption will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company do not intend to sell the security and it is more likely than not that the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. FSP 115-2 is effective for our interim reporting beginning in the second quarter of fiscal 2010. We do not believe the adoption will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. FSP FAS 157-4 is effective for our interim reporting beginning in the second quarter of fiscal 2010. We do not anticipate the implementation of this new accounting standard will significantly change its valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the period of expected cash flows used to measure the fair value of the asset. Specifically, we are required to use our own historical experience in renewing or extending the estimated life of an intangible asset as opposed to legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost. FSP 142-3 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. Intangible assets acquired after February 1, 2009 are accounted for in accordance with SFAS 142, as amended by FSP 142-3. We do not believe the adoption will have a material impact on our consolidated financial statements.

Results of Operations

Net Revenues. Our net revenues for the three months ended April 30, 2009 and 2008 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2009		2008
	(In thousands, except percentages)
Service revenues	$42,129	76%	$48,443	80%
Technology revenues	6,386	12%	6,407	10%
Hardware revenues	6,376	12%	5,945	10%

Net revenues	$54,891	100%	$60,795	100%

Change from same prior year period	-10%		1%

Service Revenues. The decrease in Service revenues of $6.3 million in the three months ended April 30, 2009, as compared to the same prior year period was due to a lower cumulative subscription base, lower TiVo-Owned product lifetime service revenues due to increased number of fully-amortized product lifetime subscriptions and an increase in the amortization period we use to recognize revenues from the sale of our product lifetime service subscriptions. Also contributing to the decrease was a decline in

MSOs/Broadcaster revenue as DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a reduction of service revenues of $1.3 million for the three months ended April 30, 2009.

Technology Revenues. Technology revenues for the three months ended April 30, 2009 were relatively flat, as compared to the same prior year period. For the quarter ended April 30, 2009, the majority of our technology revenues are related to Comcast and DIRECTV whereas the majority of our technology revenues for the quarter ended April 30, 2008 were related to Comcast and our international customers.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the three months ended April 30, 2009, increased by $431,000 as compared to the same prior year period. The increases in net hardware revenues for the three month period is related to the decline in our rebates and revenue share costs, which are netted against our hardware revenues, as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008.

Cost of service revenues.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Cost of service revenues	$10,150	$11,194
Change from same prior year period	-9%	10%
Percentage of service revenues	24%	23%
Service gross margin	$31,979	$37,249
Service gross margin as a percentage of service revenues	76%	77%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the three months ended April 30, 2009 decreased by $1.0 million, as compared to the same prior year period. This decrease in cost of service revenues was related to decreased outside service costs of $367,000 related to audience research, decreased bank charges and fees of $274,000, and decreased IT allocated expenses of $249,000.

Cost of technology revenues.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Cost of technology revenues	$4,483	$3,920
Change from same prior year period	14%	12%
Percentage of technology revenues	70%	61%
Technology gross margin	$1,903	$2,487
Technology gross margin as a percentage of technology revenues	30%	39%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our international projects. Cost of technology revenues during the three months ended April 30, 2009 increased by 14% or $563,000 as compared to the same prior year period. Technology gross margin for the three months ended April 30, 2009 decreased by $584,000 as compared to the same prior year period. This decrease in technology gross margin is primarily related to the DIRECTV development work and the methodology used to recognize revenues related to this work. During the three months ended April 30, 2009 we recognized revenues and costs for this development work on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs.

Cost of hardware revenues.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Cost of hardware revenues	$10,576	$10,365
Change from same prior year period	2%	-3%
Percentage of hardware revenues	166%	174%
Hardware gross margin	$(4,200)	$(4,420)
Hardware gross margin as a percentage of hardware revenue	-66%	-74%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We engage a contract manufacturer to build TiVo-enabled DVRs. We sell this hardware as a means to grow our service revenues and, as a result, do not generate positive gross margins from these hardware sales. Our costs of hardware sales and hardware gross margin loss for the three month period ended April 30, 2009 remained relatively flat, as compared to the same prior year period. During the quarter ended April 30, 2009 we sold fewer standard definition DVRs and thus recognized less of a benefit from utilization of previously impaired standard definition inventory, as compared to the same prior year period.

Research and development expenses.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Research and development expenses	$15,066	$14,748
Change from same prior year period	2%	4%
Percentage of net revenues	27%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Our research and development expenses for the three months ended April 30, 2009 increased by $318,000 as compared to the same prior year period. This increase was largely related to increased stock compensation expenses of $509,000 and $202,000 in increased medical benefit expense offset by higher utilization of our engineering staff on development projects generating technology revenues resulting in $428,000 in higher allocations of research and development expense to cost of technology revenues. Stock compensation expense increased during the quarter ended April 30, 2009 due to the expense associated with employees’ annual refresher stock grants; however we expect slightly lower stock compensation expense in future quarters as older stock grants become fully expensed.

Sales and marketing expenses.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Sales and marketing expenses	$5,695	$5,936
Change from same prior year period	-4%	12%
Percentage of net revenues	10%	10%

Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses during the three months ended April 30, 2009 was relatively flat as compared to the same prior year period.

Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$982	$1,159
Change from same prior year period	-15%	-80%
Percentage of net revenues	2%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the three months ended April 30, 2009, as compared to the same prior year period is primarily due to our continued focus on reducing subscription acquisition costs.

General and administrative expenses.

	Three Months Ended April 30,
	2009	2008
	(In thousands, except percentages)
General and administrative	$12,242	$10,336
Change from same prior year period	18%	-8%
Percentage of net revenues	22%	17%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three month period ended April 30, 2009, the increase of $1.9 million in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $1.6 million primarily related to our EchoStar litigation, combined with increased stock compensation expenses of $916,000. These increases were offset by a reduction in property tax expense of $435,000. Stock compensation expense increased during the quarter ended April 30, 2009 due to the expense associated with employees’ annual refresher stock grants; however we expect slightly lower stock compensation expense in future quarters as older stock grants become fully expensed.

Interest income.

Interest income resulting from cash, cash equivalents, and short-term investments held in interest bearing accounts and short-term investments for the three months ended April 30, 2009 was $190,000 a decrease of $389,000 from the same prior year period. This decrease was primarily a result of a decrease in the average interest rate earned in the three months ended April 30, 2009 to approximately 0.3% from 2.4%, in the same prior year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. At April 30, 2009, we had $215.2 million of cash, cash equivalents, and short-term investments. We believe our cash and cash equivalents, combined with funds generated from operations, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2009	2008
Net cash provided by (used in) operating activities	$4,240	$(1,462)
Net cash provided by (used in) investing activities	$(22,341)	$11,847
Net cash provided by financing activities	$5,931	$3,603

Net Cash Provided by (Used in) Operating Activities

During the three months ended April 30, 2009 our net cash provided by operating activities was $4.2 million as compared to net cash used in operating activities of $1.5 million during the same prior year period. This change in operating cash flow was largely attributed to the timing of vendor payments which decreased by approximately $18.5 million and was offset by a decrease in accounts receivable collections of approximately $7.0 million combined with the decline of $7.7 million in net income (loss) for the three month period ended April 30, 2009 as compared to the same prior year period.

Net Cash Used in Investing Activities

The net cash used by investing activities for the three months ended April 30, 2009 was approximately $22.3 million compared to net cash provided by investing activities of $11.8 million for the same prior year period. The net cash used in investing activities for the three months ended April 30, 2009, was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $20.0 million (which resulted in a corresponding increase in short-term investments of $20.0 million). Additionally, during the quarter we acquired property and equipment of $800,000 which is used to support our business, and intangible assets of $1.5 million to enhance our patent portfolio.

Net Cash Provided by Financing Activities

For the three months ended April 30, 2009, the principal source of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $8.0 million, which was partially offset by repurchase of restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$2,339	$2,061	$278	$—	$—
Purchase obligations	6,626	6,626	—	—	—

Total contractual cash obligations	$8,965	$8,687	$278	$—	$—

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result into TiVo being committed to purchase excess inventory. The above table does not include a reserve of $47,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated April 30, 2009.

The table above does not include future commitments related to the Second Amendment to our Lease Agreement, entered into on May 15, 2009 which extends TiVo’s current Lease for its corporate headquarters from January 31, 2010 to January 31, 2017. Please refer to “Subsequent Events” set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

As of April 30, 2009, the Company recorded gross unrecognized tax benefits of approximately $126,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Our other commercial commitment as of April 30, 2009, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$327	$327	$—	$—	$—

Total contractual obligations	$327	$327	$—	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at April 30, 2009.

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

As of April 30, 2009, we held approximately $5.0 million of investments with an auction reset feature (auction-rate securities), with a fair value of $3.7 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.3 million. The Company has the intent and ability to hold these securities until their anticipated recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2009 (the end of the period covered by this Report).

There have been no changes in our internal control over financial reporting during the three months ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the heading “Legal Matters” set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2009 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2009 and subsequent reports on Forms 10-Q and 8-K.

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

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008 (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2009	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: June 9, 2009	By:	/s/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)