Form 10-Q
period 2009-07-31
TIVO INC
filed 2009-09-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 108,461,440 as of August 31, 2009.

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

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and multiple system operators (MSOs)/Broadcasters average revenue per subscription;

•	expectations of the growth in the future DVR market generally, and the high definition market specifically;

•	expectations of the growth of the TiVo service and technology outside the United States;

•	our financial results, expected future increases in hardware losses, expectations of future revenues and profitability, and expectations for the future use of advertising trade credits;

•	our expectations with respect to the possible future outcomes and the possible receipt of additional damages in our on-going litigation with EchoStar;

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

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Seven/Hybrid TV (Australia) and in the future Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico)) and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven/Hybrid TV (Australia) and in the future Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico) and deployment of the TiVo service by them;

•	future availability of digital content from Blockbuster through the TiVo service;

•

our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers;

•	our estimates and expectations related to inventory and inventory-related write-downs and our possible utilization of such inventory reserves in the future;

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to long-term investments and their associated carrying value;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of transition to digital distribution technologies by both broadcasters and cable operators.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(unaudited)

	July 31, 2009	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147,007	$162,337
Short-term investments	90,864	44,991
Accounts receivable, net of allowance for doubtful accounts of $960 and $770	12,964	14,283
Inventories	4,849	13,027
Prepaid expenses and other, current	4,640	4,896

Total current assets	260,324	239,534
LONG-TERM ASSETS
Property and equipment, net	10,709	10,285
Purchased technology, capitalized software, and intangible assets, net	10,526	10,597
Prepaid expenses and other, long-term	1,479	1,268
Long-term investments	7,087	3,944

Total long-term assets	29,801	26,094

Total assets	$290,125	$265,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,935	$9,844
Accrued liabilities	22,448	25,054
Deferred revenue, current	40,705	47,560

Total current liabilities	74,088	82,458
LONG-TERM LIABILITIES
Deferred revenue, long-term	26,054	28,557
Deferred rent and other long-term liabilities	126	126

Total long-term liabilities	26,180	28,683

Total liabilities	100,268	111,141
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 108,891,757 and 103,604,015, respectively and outstanding shares are 108,350,354 and 103,370,523, respectively	109	104
Additional paid-in capital	874,435	829,273
Accumulated deficit	(679,262)	(672,196)
Treasury stock, at cost - 541,403 shares and 233,492 shares, respectively	(4,082)	(1,659)
Accumulated other comprehensive loss	(1,343)	(1,035)

Total stockholders’ equity	189,857	154,487

Total liabilities and stockholders’ equity	$290,125	$265,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Revenues
Service revenues	$41,500	$48,174	$83,629	$96,617
Technology revenues	7,349	5,369	13,735	11,776
Hardware revenues	8,533	11,699	14,909	17,644

Net revenues	57,382	65,242	112,273	126,037
Cost of revenues
Cost of service revenues (1)	9,831	11,245	19,981	22,439
Cost of technology revenues (1)	5,862	3,124	10,345	7,044
Cost of hardware revenues	12,935	15,274	23,511	25,639

Total cost of revenues	28,628	29,643	53,837	55,122

Gross margin	28,754	35,599	58,436	70,915

Research and development (1)	14,358	15,323	29,424	30,071
Sales and marketing (1)	5,463	5,906	11,158	11,842
Sales and marketing, subscription acquisition costs	838	888	1,820	2,047
General and administrative (1)	11,227	10,869	23,469	21,205

Total operating expenses	31,886	32,986	65,871	65,165

Income (loss) from operations	(3,132)	2,613	(7,435)	5,750
Interest income	136	421	326	1,000
Interest expense and other	78	(94)	78	(181)

Income (loss) before income taxes	(2,918)	2,940	(7,031)	6,569
Provision for income taxes	(19)	(23)	(35)	(36)

Net income (loss)	$(2,937)	$2,917	$(7,066)	$6,533

Net income (loss) per common share - basic	$(0.03)	$0.03	$(0.07)	$0.07

Net income (loss) per common share - diluted	$(0.03)	$0.03	$(0.07)	$0.06

Weighted average common shares used to calculate basic net income (loss) per share	105,840,076	100,025,002	104,076,621	99,705,914

Weighted average common shares used to calculate diluted net income (loss) per share	105,840,076	102,217,222	104,076,621	102,489,411

(1) Includes stock-based compensation expense as follows :

Cost of service revenues	$289	$239	$552	$430
Cost of technology revenues	614	507	1,171	1,113
Research and development	1,960	2,140	4,451	4,122
Sales and marketing	550	336	1,235	876
General and administrative	2,571	2,352	5,645	4,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(7,066)	$6,533
Adjustments to reconcile net income(loss) to net cash provided by(used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	4,610	5,070
Stock-based compensation expense	13,054	11,051
Utilization of trade credits	23	—
Allowance for doubtful accounts	187	69
Changes in assets and liabilities:
Accounts receivable	1,132	5,494
Inventories	8,178	7,838
Prepaid expenses and other	22	(115)
Accounts payable	525	(9,595)
Accrued liabilities	(2,565)	(3,515)
Deferred revenue	(9,358)	(12,508)
Deferred rent and other long-term liabilities	—	(164)

Net cash provided by operating activities	$8,742	$10,158

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(160,876)	—
Sales or maturities of short-term investments	114,952	15,294
Purchase of long-term investment	(3,400)	—
Acquisition of property and equipment	(2,865)	(2,535)
Acquisition of intangibles	(1,532)	(318)

Net cash provided by (used in) investing activities	$(53,721)	$12,441

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	29,793	5,050
Proceeds from issuance of common stock related to employee stock purchase plan	2,320	—
Treasury Stock - repurchase of stock for tax withholding	(2,423)	(684)
Payment under capital lease obligation	(41)	—

Net cash provided by financing activities	$29,649	$4,366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(15,330)	$26,965

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	162,337	78,812

Balance at end of period	$147,007	$105,777

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

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims by and against the Company; access to digital cable signals in connection with CableCard and switched digital technologies; and dependence on its relationships with third party service providers such as Comcast and Seven/Hybrid TV (Australia) and in the future DIRECTV and Cox for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending decline we are cautious about our subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2009 and January 31, 2009 and the results of operations for the three and six month periods ended July 31, 2009 and 2008 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three and six month periods ended July 31, 2009 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2010.

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

End users have the right to cancel their subscription within 30 days of the activation for a full refund. TiVo establishes allowances for expected subscription cancellations. Also included in service revenues are fees received from multiple system operators (MSOs), such as Comcast, DIRECTV, and Seven/Hybrid TV, as well as other service providers for provision of the TiVo service that are recognized as services are provided. When applicable, a percentage of such fees, equal to the fair value of the undelivered development services, is deferred and recognized as technology revenues when development services are provided or as service revenues when the right to use these deferred fees is forfeited.

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

In accordance with EITF 01-09, certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy is to reduce revenue when these payments are incurred and fixed or determinable. The Company also records rebates offered to consumers as a reduction of hardware revenue. In the past, the Company adjusted its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes. The Company terminated its rebate programs on August 30, 2008. The Company sells the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription. The VOE of fair value of the subscription services is established based on standalone sales of the service and varies by pricing plan. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription using the residual value method, with the DVR revenue recognized upon delivery and the subscription revenue being initially deferred and recognized over the term of the service commitment.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments in connection with the Company’s standard definition DVRs. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the three months ended July 31, 2009 the Company’s gross margin was positively impacted by a net benefit of $29,000 from changes in inventory reserves and for the three months ended July 31, 2008 we had a net benefit of $1.4 million, from the sale of inventory that was previously impaired. As of July 31, 2009, the Company maintained a $3.1 million inventory reserve as a result of inventory impairment charges. In accordance with Staff Accounting Bulletin (SAB) Topic 5-BB and Accounting Research Bulletin (ARB) 43 Chapter 4, Inventory Pricing, even if the Company’s current sales projections exceed its original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Fair Value Measures

Carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. Cash equivalents and available-for-sale marketable securities are reported at their fair value.

Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. Effective February 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

Under FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has not elected the fair value option for any eligible financial instruments.

As of May 1, 2009, the Company adopted FASB Staff Position No. 107 (“FSP 107”) and Accounting Principles Board No. 28-1 (“APB 28-1”), Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. The adoption of FSP No. 107 and APB 28-1 had no financial impact on the Company’s condensed consolidated financial statements.

Refer to Note 4, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of FSP 107, SFAS 157, and SFAS 159.

Business Concentrations and Credit Risk

The Company’s business is concentrated primarily in the United States and is dependant on discretionary consumer spending. Continued uncertainty or adverse changes in the economy could lead to additional significant declines in discretionary consumer spending, which, in turn, could result in further declines in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Decreases in demand for the Company’s products and services, particularly during the critical holiday selling season, could have an adverse impact on its operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on the Company’s investments, increase costs associated with developing and producing its products, increase TiVo’s churn rate per month, increase the cost and decrease the availability of potential sources of financing, and increase the Company’s exposure to losses from bad debts, any of which could have an adverse impact on the Company’s financial condition and operating results.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in high-grade government and corporate debt and maintains them with two financial institutions with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments.

As of July 31, 2009, the Company held approximately $5.0 million of investments with an auction reset feature (auction-rate securities), with a fair value of $3.7 million that are classified as long term assets. The Company has recorded an unrealized loss on these auction rate securities of $1.3 million. As of July 31, 2009, the estimated fair value of these ARS was $1.3 million lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary pursuant to FSP

115-2 and 124-2 and record the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of July 31, 2009. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the condensed consolidated balance sheet as of July 31, 2009.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. One customer generated 10% of the net revenues for the quarter ended July 31, 2009. The Company’s accounts receivable concentrations as of July 31, 2009 and January 31, 2009 were as follows:

	July 31, 2009	January 31, 2009
DIRECTV	33%	18%
Best Buy	22%	18%
Seven/Hybrid TV	15%	7%
Comcast	8%	20%
Other customers	22%	37%

Total accounts receivable	100%	100%

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. FSP FAS 157-4 was effective for the Company’s interim reporting beginning in the second quarter of fiscal 2010. The implementation of this new accounting standard did not significantly change the Company’s valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. FSP 115-2 was effective for the Company’s interim reporting in the second quarter of fiscal 2010 and its adoption did not have a material impact on its condensed consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 for the quarter ended July 31, 2009. Adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our condensed consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through September 9, 2009, the date of this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

3. CASH AND INVESTMENTS

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of July 31, 2009	As of January 31, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$3,813	$8,410
Cash equivalents:
Commercial paper	2,998	—
Money market funds	140,196	153,927

Total cash and cash equivalents	147,007	162,337
Marketable securities:
Certificate of deposit	3,000
Commercial paper	12,375	—
Fixed-rate notes	5,596	—
Corporate bonds	4,879	—
US Treasury securities	45,090	44,991
US agency securities	19,924	—
Auction rate securities (1)	3,687	3,944

Total marketable securities	94,551	48,935

Other investment securities:
Other investment securities - cost method	3,400	—

Total other investment securities (1)	3,400	—

Total cash, cash equivalents, marketable securities and other investment securities	$244,958	$211,272

(1)	Auction rate securities and other investment securities are included in “Other long-term investments” on the Company’s condensed consolidated balance sheets.

Marketable Securities

The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, all of which are classified as available-for-sale.

Approximately $4.0 million of TiVo’s corporate bonds are guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee program (TLGP).

Other Investment Securities

TiVo has investments in a private company where the Company’s ownership is less than 20%. The shares are not publicly traded and the investment is accounted for under the cost method.

Contractual Maturity Date

The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

July 31, 2009
(in thousands)
Due within 1 year	$68,575
Due within 1 year through 5 years	22,289
Due within 5 years through 10 years	—
Due after 10 years	3,687

Total	$94,551

Unrealized Gains (Losses) on Marketable Investment Securities

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	3,000	$—	$—	$3,000
Commercial paper	12,373	3	(1)	12,375
Fixed-rate notes	5,625	—	(29)	5,596
Corporate bonds	4,870	13	(4)	4,879
US Treasury securities	45,101	4	(15)	45,090
US agency securities	19,925	1	(2)	19,924
Auction rate securities	5,000	—	(1,313)	3,687

Total	$95,894	$21	$(1,364)	$94,551

	As of January 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury securities	44,970	$21	$—	44,991
Auction rate securities	5,000	$—	$(1,056)	3,944

Total	$49,970	$21	$(1,056)	$48,935

The Company had net unrealized losses on its marketable investment portfolio of $1.3 million as of July 31, 2009 and net unrealized losses of $1.0 million as of January 31, 2009. The net unrealized losses as of July 31, 2009 and January 31, 2009 related primarily to long-term marketable securities.

The available-for-sale investments that were in an unrealized loss position as of July 31, 2009 and January 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of July 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-rate notes	$5,596	$(29)	$—	$—	$5,596	$(29)
Corporate bonds	4,879	(4)	—	—	4,879	(4)
US Treasury securities	45,090	(15)	—	—	45,090	(15)
US agency securities	19,924	(2)	—	—	19,924	(2)
Auction rate securities	—	—	3,687	(1,313)	3,687	(1,313)

	$75,489	$(50)	$3,687	$(1,313)	$79,176	$(1,363)

	As of January 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Auction rate securities	$3,944	$(1,056)	$—	$—	$3,944	$(1,056)

Total	$3,944	$(1,056)	$—	$—	$3,944	$(1,056)

As of July 31, 2009, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of July 31, 2009, the estimated fair value of the Company’s ARS was $1.3 million lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary pursuant to FSP 115-2 and 124-2 and record the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of July 31, 2009.

4. FAIR VALUE

SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The Company’s financial instruments are measured and recorded at fair value, except for its cost method investment.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of the investments in auction rate securities. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$2,998	$—	$2,998	$—
Money market funds	140,196	140,196	—	—
Short-term investments:
Certificates of deposit	3,000	3,000	—	—
Commercial paper	12,375	—	12,375	—
Fixed-rate notes	5,596	—	5,596	—
Corporate bonds	4,879	—	4,879	—
US Treasury securities	45,090	45,090	—	—
US agency securities	19,924	19,924	—	—
Long-term investments:
Auction rate securities	3,687	—	—	3,687

	$237,745	$208,210	$25,848	$3,687

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended July 31, 2009 (in thousands):

Auction Rate Securities (Six Months Ended July 31, 2009)
Balance, January 31, 2009	$3,944
Transfer into Level 3	—
Total unrealized losses included in other comprehensive income	(257)

Balance, July 31, 2009	$3,687

Marketable securities measured at fair value using Level 3 inputs are comprised of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by student loans guaranteed by the U.S. government. The fair value of its auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding, and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The Company estimated fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The carrying amount of our cost method investments was $3.4 million as of July 31, 2009. The Company had no cost method investments as of January 31, 2009.

5. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2009 and January 31, 2009, the accrued warranty reserve was $197,000 and $200,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,937)	$2,917	$(7,066)	$6,533

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	105,840	100,025	104,077	99,706
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	2,192	—	2,783

Denominator for diluted net income (loss) per common share	105,840	102,217	104,077	102,489

Basic net income (loss) per common share	$(0.03)	$0.03	$(0.07)	$0.07

Diluted net income (loss) per common share	$(0.03)	$0.03	$(0.07)	$0.06

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of July 31,
	2009	2008
Unvested restricted stock outstanding	4,179,333	808,057
Options to purchase common stock	16,114,059	12,324,478

Total	20,293,392	13,132,535

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	July 31, 2009	January 31, 2009
	(In thousands)
Furniture and fixtures	$3,599	$3,599
Computer and office equipment	16,540	16,559
Lab equipment	3,157	2,906
Leasehold improvements	8,426	8,482
Capitalized internal use software	16,831	14,624

Total property and equipment	48,553	46,170
Less: accumulated depreciation and amortization	(37,844)	(35,885)

Property and equipment, net	$10,709	$10,285

8. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	July 31, 2009			January 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,500)	$—	$1,500	$(1,333)	$167
Capitalized software	1,951	(1,766)	$185	1,951	(1,581)	$370
Intellectual property rights	18,115	(7,774)	$10,341	16,584	(6,524)	$10,060

Purchased technology, capitalized software, and intangible assets	$21,566	$(11,040)	$10,526	$20,035	$(9,438)	$10,597

9. COMMITMENT AND CONTINGENCIES

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

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per infringing DVR during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On August 3, 2009, the United States Patent and Trademark Office (“PTO”) issued an office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company intends to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; however, the Company is incurring material expenses in connection with this lawsuit, and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. On March 31, 2009, the court denied TiVo’s motion to dismiss. On May 28, 2009, the court ordered the complaint transferred to the Eastern District of Texas which stayed the action on June 19, 2009. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

        On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 (Interruption Tolerant Video Program Viewing), 6,529,685 B2 (Multimedia Direct Access Storage Device and Formatting Method), 6,208,804 B1 (Multimedia Direct Access Storage Device and Formatting Method) and 6,173,112 B1 (Method and System for Recording In-Progress Broadcast Programs). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company’s agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company’s technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax’s agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar’s claim of infringement against TiVo and Humax relating to patent ‘112 (Method and System for Recording In-Progress Broadcast Programs) and claims 21-30 and 32 relating to patent ‘186 (Interruption Tolerant Video Program Viewing). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo’s request for reexamination of the ‘186, ‘685, and ‘804 patents. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

On December 22, 2008, Guardian Media Technologies, Ltd. filed a complaint against more than 30 companies including TiVo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the ‘158 patent and the ‘160 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. On June 15, 2009, the Court dismissed the Complaint against the Company and certain other defendants without prejudice. On July 14, 2009, Guardian Media Technologies filed a new complaint against TiVo in the U.S. District Court for the Central District of California alleging infringement of the same patents and on the same grounds as its previous complaint. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. The proposed settlement provides the plaintiffs with $586 million in recoveries from all defendants, with $100 million being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers’ insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. The preliminarily-approved settlement remains subject to final approval by the Federal District Court overseeing the IPO Litigation. There can be no assurance that final approval will be obtained. If final approval is obtained, the settlement may potentially be subject to appellate review. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America

Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. On July 25, 2008, thirty of the issuers, including the Company (collectively, the Moving Issuers), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. The Company accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2009, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

During the six months ended July 31, 2009 and 2008, the Company recognized $8.6 million and $7.8 million, respectively in technology revenues and $6.2 million and $5.0 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a SOW entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco DVRs. The Company was recognizing revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

11. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo® service. Under the terms of this non-exclusive arrangement, TiVo is developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR for a launch to consumers as soon as possible in calendar year 2010. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched. DIRECTV, upon the deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. During the six months ended July 31, 2009, the Company recognized $3.2 million in technology revenues and $3.2 million in cost of technology revenues related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(2,937)	$2,917	$(7,066)	$6,533
Other comprehensive income (loss):
Unrealized loss on marketable securities	(58)	(155)	(308)	(549)

Comprehensive income (loss)	$(2,995)	$2,762	$(7,374)	$5,984

13. SUBSEQUENT EVENTS

On August 26, 2009, TiVo Inc. announced that it had filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar.

On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per infringing DVR during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on April 3, 2009, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on April 3, 2009, before deciding to purchase, sell or hold our common stock.

Company Overview

        We are a leading provider of technology and services for digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, WishList® searches, TiVoToGo™ transfers, access to broadband video content (including premium content delivered from Amazon’s Video on Demand service, Netflix, and in the future Blockbuster), TiVo KidZone, and TiVo Online Scheduling. As of July 31, 2009, there were approximately 3.1 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, Cablevision Mexico, and potentially, in the future Cox, as well as broadcasters such as Seven/Hybrid TV (Australia) and in the future Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertisers and audience research measurement.

Executive Overview

During the three and six months ended July 31, 2009, our net revenues decreased $7.9 million and $13.8 million, respectively as compared to the same prior year periods. We recorded a net loss of $2.9 million and $7.1 million for the three and six months ended July 31, 2009, respectively, as compared to a net income of $2.9 million and $6.5 million, respectively, in the same prior year periods. During the three months ended July 31, 2009, we continued to experience a decrease in our TiVo-Owned subscription base as compared to the same prior year period. Our TiVo-Owned subscription gross additions for the quarter ended July 31, 2009 were 31,000, down 14% from 36,000 in the same prior year period. The loss of TiVo-Owned subscriptions was 73,000 subscriptions, leading to net subscription losses of 42,000 TiVo-Owned subscriptions during the quarter ended July 31, 2009. The continued decrease in TiVo-Owned subscription gross additions was primarily due to increased competition and adverse global economic conditions leading to a slow down in the sales of consumer electronic products and TiVo-enabled DVRs in particular.

For this fiscal year ending January 31, 2010, we expect to incur lower consumer hardware rebate expenses as we terminated our rebate programs on August 30, 2008 and do not have plans to engage in further rebate programs this year; however, we anticipate our hardware gross margin loss will increase, as we will have a lower benefit from the utilization of previously reserved inventory during this fiscal year, as compared to the fiscal year ended January 31, 2009. For the fiscal year ended January 31, 2009 we incurred $469,000 of rebate costs and recognized $4.9 million benefit from the utilization of previously reserved inventories. During the six months ended July 31, 2009 we have recognized $288,000 benefit from the utilization of previously reserved inventories and have incurred no rebate expense.

In this fiscal year ending January 31, 2010, we expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD platform described below and our mass distribution deals with Comcast and Cox are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2010 to be lower than in fiscal year 2009 as revenues from new TiVo-Owned subscriptions, advertising sales, audience research measurement sales, and from mass distribution partnerships including Comcast, DIRECTV, Seven/Hybrid TV (Australia), and others are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized and continued subscription losses in our TiVo-Owned and MSOs/Broadcasters’ subscriptions.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, New Hampshire, and Connecticut, with Comcast expected to continue its rollout of the TiVo service on Comcast to additional markets beyond the New England Division.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last three fiscal years. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven/Hybrid TV (Australia), and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007
TiVo-Owned Subscription Gross Additions:	31	37	59	44	36	48	109	69

Subscription Net Additions/(Losses):
TiVo-Owned	(42)	(30)	(4)	(28)	(42)	(17)	33	4
MSOs/Broadcasters	(104)	(109)	(121)	(135)	(136)	(128)	(155)	(134)

Total Subscription Net Additions/(Losses)	(146)	(139)	(125)	(163)	(178)	(145)	(122)	(130)

Cumulative Subscriptions:
TiVo-Owned	1,582	1,624	1,654	1,658	1,686	1,728	1,745	1,712
MSOs/Broadcasters	1,468	1,572	1,681	1,802	1,937	2,073	2,201	2,355

Total Cumulative Subscriptions	3,050	3,196	3,335	3,460	3,623	3,801	3,946	4,067

Fully Amortized Active Lifetime Subscriptions	219	215	225	236	194	163	175	190

% of TiVo-Owned Cumulative Subscriptions paying recurring fees	59%	59%	59%	60%	60%	61%	61%	60%

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

TiVo-Owned subscriptions declined by 42,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to approximately 1.6 million subscriptions as of July 31, 2009. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite providers as well as the impact of global economic conditions on sales of consumer electronic products. As a result of this competition and current economic conditions, we are cautious about our sales in the near term and we may experience further net losses in our TiVo-Owned subscription base.

As of July 31, 2009, approximately 219,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 34% of our cumulative lifetime subscriptions as compared to 29% for the same prior year period. We continue to incur minimal costs of service for these subscriptions without recognizing corresponding subscription revenues. We expect the number of fully amortized lifetime subscriptions will further increase during the fiscal year ending January 31, 2010.

Our MSOs/Broadcasters installed subscription base decreased by 469,000 subscriptions to approximately 1.5 million subscriptions as of July 31, 2009, as compared to the same prior year period. This decrease is due to DIRECTV’s promotion of a competing DVR and service and our other mass distribution deals being still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which we expect to launch to consumers in calendar 2010.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007
Average TiVo-Owned subscriptions	1,604	1,639	1,656	1,675	1,712	1,737	1,727	1,708

TiVo-Owned subscription cancellations	(73)	(67)	(63)	(72)	(78)	(65)	(76)	(65)

TiVo-Owned churn rate per month	-1.5%	-1.4%	-1.3%	-1.4%	-1.5%	-1.3%	-1.5%	-1.3%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 1.5% for the quarters ended July 31, 2009 and 2008. We expect churn to increase further in future periods as a result of increasing inactive product lifetime subscriptions, competition from other providers, the weak economy, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telco providers) and a switched digital adapter if necessary.

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

	Three Months Ended
Subscription Acquisition Costs	July 31, 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008	Apr 30, 2008	Jan 31, 2008	Oct 31, 2007
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$838	$982	$1,690	$2,301	$888	$1,159	$7,195	$9,050
Hardware revenues	(8,533)	(6,376)	(10,712)	(12,777)	(11,699)	(5,945)	(16,066)	(17,240)
Less: MSOs/Broadcasters-related hardware revenues	1,516	(27)	362	3,339	4,934	698	—	—
Cost of hardware revenues	12,935	10,576	15,764	16,339	15,274	10,365	23,929	29,144
Less: MSOs/Broadcasters-related cost of hardware revenues	(1,433)	(6)	(385)	(3,100)	(4,524)	(581)	—	—

Total Acquisition Costs	5,323	5,149	6,719	6,102	4,873	5,696	15,058	20,954

TiVo-Owned Subscription Gross Additions	31	37	59	44	36	48	109	69

Subscription Acquisition Costs (SAC)	$172	$139	$114	$139	$135	$119	$138	$304

	Twelve Months Ended
Subscription Acquisition Costs	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007
			(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$5,811	$5,861	$6,038	$11,543	$18,292	$26,419	$31,050	$33,770
Hardware revenues	(38,398)	(41,564)	(41,133)	(46,487)	(50,950)	(45,450)	(41,798)	(45,622)
Less: MSOs/Broadcasters-related hardware revenues	5,190	8,608	9,333	8,971	5,632	698	—	—
Cost of hardware revenues	55,614	57,953	57,742	65,907	78,712	91,677	92,052	111,760
Less: MSOs/Broadcasters-related cost of hardware revenues	(4,924)	(8,015)	(8,590)	(8,205)	(5,105)	(581)	—	—

Total Acquisition Costs	23,293	22,843	23,390	31,729	46,581	72,763	81,304	99,908

TiVo-Owned Subscription Gross Additions	171	176	187	237	262	267	276	330

Subscription Acquisition Costs (SAC)	$136	$130	$125	$134	$178	$273	$295	$303

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

During the three months ended July 31, 2009, our total acquisition costs were $5.3 million, an increase of $450,000 from the same prior year period. Our TiVo-Owned hardware gross margin loss increased by $500,000. This increase in hardware gross margin loss is related in part to a lower benefit from utilization of previously reserved inventory sold during the quarter ended July 31, 2009 as compared to the same prior year period. During the quarter ended July 31, 2009 we had a net benefit of $29,000 mainly from changes in inventory reserves as compared to $1.4 million utilization of previously reserved inventory in the same prior year period. These increases were offset by lower sales and marketing, subscription acquisition costs of $50,000 as we continue to manage these costs.

During the twelve months ended July 31, 2009 our total acquisition costs were $23.3 million, a 50% decrease when compared to the $46.6 million in total acquisition costs from the same prior year period. The decrease in total acquisition costs was primarily related to a decrease in our sales and marketing subscription acquisition costs of $12.5 million, largely related to decreased advertising spending. Additionally we had a decrease in our hardware gross margin loss of $10.8 million for the twelve months ended July 31, 2009 as compared to the same prior year period. This hardware gross margin loss improvement was primarily related to lower DVR sales volumes.

The decrease in SAC of $42, for the twelve months ended July 31, 2009 as compared to the same prior year period, was largely related to decreased sales and marketing subscription acquisition spending of $12.5 million, offset by fewer subscription gross additions during the twelve month period.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007
		(In thousands, except ARPU)
Total service revenues	41,500	42,129	44,115	47,676	48,174	48,443	51,025	52,940
Less: MSOs/Broadcasters-related service revenues	(4,315)	(4,522)	(5,137)	(5,772)	(5,781)	(5,699)	(7,133)	(6,599)

TiVo-Owned-related service revenues	37,185	37,607	38,978	41,904	42,393	42,744	43,892	46,341
Average TiVo-Owned revenues per month	12,395	12,536	12,993	13,968	14,131	14,248	14,631	15,447
Average TiVo-Owned per month subscriptions	1,604	1,639	1,656	1,675	1,712	1,737	1,727	1,708

TiVo-Owned ARPU per month	$7.73	$7.65	$7.85	$8.34	$8.25	$8.20	$8.47	$9.04

The decrease in TiVo-Owned ARPU per month for the quarter ended July 31, 2009 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period coupled with lower product lifetime revenues as the amortization period we use to recognize product lifetime subscriptions is longer. Effective November 1, 2008, we have extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all new and not fully amortized product lifetime subscriptions. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues.” Due to this extended revenue recognition period and the reduction in our subscription rates in November 2008, we expect fiscal year 2010 TiVo-Owned ARPU per month to be lower.

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

MSOs/Broadcasters Average Revenue per Subscription	Three Months Ended
	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008	Oct 31, 2007
		(In thousands, except ARPU)
Total service revenues	41,500	42,129	44,115	47,676	48,174	48,443	51,025	52,940
Less: TiVo-Owned-related service revenues	(37,185)	(37,607)	(38,978)	(41,904)	(42,393)	(42,744)	(43,892)	(46,341)

MSOs/Broadcasters-related service revenues	4,315	4,522	5,137	5,772	5,781	5,699	7,133	6,599
Average MSOs/Broadcasters revenues per month	1,438	1,507	1,712	1,924	1,927	1,900	2,378	2,200
Average MSOs/Broadcasters per month subscriptions	1,521	1,625	1,743	1,868	2,009	2,136	2,279	2,422

MSOs/Broadcasters ARPU per month	$0.95	$0.93	$0.98	$1.03	$0.96	$0.89	$1.04	$0.91

The MSOs/Broadcasters’ related service revenues for the quarter ended July 31, 2009 decreased $0.01 per subscription to $0.95 per subscription, as compared $0.96 for the same prior year period, and increased $0.02 as compared to the quarter ended April 30, 2009. These fluctuations in average revenue per subscription are primarily related to fluctuations in MSOs/Broadcasters’-related advertising revenues.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a reduction of service revenue of $706,000 for the quarter ended July 31, 2009. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. As of July 31 2009, 219,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 34% of our cumulative lifetime subscriptions as compared to 29% the quarter ended July 31, 2008. During fiscal year ending January 31, 2010, we will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

        Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method, as described in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended July 31, 2009, the majority of our technology revenues are related to Comcast, DIRECTV, and Seven/Hybrid TV (New Zealand).

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated demand would be lower than the previously expected sales of standard definition DVRs and this change in our sales forecast resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. During the quarter ended July 31, 2009 we had a net benefit of $29,000 from changes in impaired inventory and in the three months ended July 31, 2008, we consumed $1.4 million of previously impaired inventory, due to better than expected sales of our standard definition DVR.

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

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life as defined by Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is base on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted. The majority of our share-based awards granted in fiscal 2010 through July 31, 2009 has been in restricted stock units, whose valuation does not require input of these highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates and thus the valuation is less judgmental.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. FSP FAS 157-4 was effective for our interim reporting beginning in the second quarter of fiscal 2010. The implementation of this new accounting standard did not significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more likely than not we will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. FSP 115-2 was effective for our interim reporting in the second quarter of fiscal 2010 and its adoption did not have a material impact on our condensed consolidated financial statements.

        In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 for the quarter ended July 31, 2009. Adoption did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our condensed consolidated financial statements.

Results of Operations

Net Revenues. Our net revenues for the three and six months ended July 31, 2009 and 2008 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2009		2008		2009		2008
	(In thousands, except percentages)
Service revenues	$41,500	72%	$48,174	74%	$83,629	75%	$96,617	77%
Technology revenues	7,349	13%	5,369	8%	$13,735	12%	$11,776	9%
Hardware revenues	8,533	15%	11,699	18%	$14,909	13%	$17,644	14%

Net revenues	$57,382	100%	$65,242	100%	$112,273	100%	$126,037	100%

Change from same prior year period	-12%		4%		-11%		2%

Service Revenues. The decrease in Service revenues of $6.7 million and $13.0 million in the three and six months ended July 31, 2009, as compared to the same prior year period was due to a lower cumulative subscription base and from lower TiVo-Owned product lifetime service revenues due to increased number of fully-amortized product lifetime subscriptions and an increase in the amortization period we use to recognize revenues from the sale of our product lifetime service subscriptions. Also contributing to the decrease was a decline in MSOs/Broadcaster revenue as DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a reduction of service revenues of $706,000 and $2.1 million for the three and six months ended July 31, 2009, respectively.

Technology Revenues. Technology revenues for the three and six months ended July 31, 2009 increase $2.0 million, as compared to the same prior year periods primarily due to higher volume of work for DIRECTV. For the three and six month periods ended July 31, 2009, the majority of our technology revenues are related to Comcast, DIRECTV, and Seven/Hybrid TV (New Zealand) whereas the majority of our technology revenues for the three and six months ended July 31, 2008 were related to Comcast and our international customers.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the three and six months ended July 31, 2009, decreased by $3.2 million and $2.7 million, respectively, as compared to the same prior year periods. The decreases in net hardware revenues for the three and six month period is related to the decline in the number of units sold during the three and six month periods ended July 31, 2009 as compared to the same prior year periods.

Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Cost of service revenues	$9,831	$11,245	$19,981	$22,439
Change from same prior year period	-13%	12%	-11%	11%
Percentage of service revenues	24%	23%	24%	23%

Service gross margin	$31,669	$36,929	$63,648	$74,178

Service gross margin as a percentage of service revenues	76%	77%	76%	77%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, call center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues for the three and six months ended July 31, 2009 decreased by $1.4 million and $2.5 million, as compared to the same prior year periods. The decrease in cost of service revenues for the three months ended July 31, 2009 was related to decreased telecommunication costs of $113,000, decreased bank charges and fees of $299,000, and decreased service center expenses of $941,000.

The decrease in cost of service revenues for the six months ended July 31, 2009 was related to decreased telecommunication costs of $282,000 decreased bank charges and fees of $573,000, decreased direct marketing expenses of $374,000, decrease allocated IT expenses of $445,000, and decreased service center expenses of $789,000.

Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Cost of technology revenues	$5,862	$3,124	$10,345	$7,044
Change from same prior year period	88%	-15%	47%	-2%
Percentage of technology revenues	80%	58%	75%	60%

Technology gross margin	$1,487	$2,245	$3,390	$4,732

Technology gross margin as a percentage of technology revenues	20%	42%	25%	40%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our international projects. Cost of technology revenues during the three and six months ended July 31, 2009 increased by 88% and 47% or $2.7 million and $3.3 million, respectively as compared to the same prior year periods. These increases in costs of technology revenues are associated with the increase in technology revenues. Technology gross margin for the three and six months ended July 31, 2009 decreased by $758,000 and $1.3 million, respectively as compared to the same prior year periods. These decreases in technology gross margin are primarily related to the DIRECTV development work and the methodology used to recognize revenues related to this work and lower profitability on our technology development work. During the three and six months ended July 31, 2009 we recognized revenues and costs for DIRECTV development work on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Cost of hardware revenues	$12,935	$15,274	$23,511	$25,639
Change from same prior year period	-15%	-46%	-8%	-34%
Percentage of hardware revenues	152%	131%	158%	145%
Hardware gross margin	$(4,402)	$(3,575)	$(8,602)	$(7,995)
Hardware gross margin as a percentage of hardware revenue	-52%	-31%	-58%	-45%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not generate positive gross margins from these hardware sales. Our costs of hardware sales for the three and six month periods ended July 31, 2009 decreased by $2.3 million and $2.1 million, respectively as compared to the same prior year period primarily because we sold fewer TiVo units as compared to the same prior year periods.

Hardware gross margin loss for the three and six months ended July 31, 2009 increased by $827,000 and $607,000, respectively, as compared to the same prior year periods. This increase in hardware gross margin loss is largely attributed to the lower number of standard definition DVRs sold during the three and six months ended July 31, 2009, as compared to the same prior year periods. This resulted in less of a recognized benefit from utilization of previously impaired standard definition inventory, as compared to the same prior year period.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Research and development expenses	$14,358	$15,323	$29,424	$30,071
Change from same prior year period	-6%	2%	-2%	3%
Percentage of net revenues	25%	23%	26%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. Our research and development expenses for the three and six months ended July 31, 2009 decreased by $1.0 million and $647,000 as compared to the same prior year periods.

The decrease in research and development expenses for the three and six months ended July 31, 2009 was largely related to higher utilization of our engineering staff on development projects generating technology revenues resulting in $1.8 million and $2.2 million in higher allocations of research and development expense to cost of technology revenues, during the three and six months ended July 31, 2009, respectively. In the three and six months ended July 31, 2009 these expenses were partially offset by $733,000 and $742,000, respectively in higher consulting and temporary expenses, as we engaged outside resources for our internal technology projects. Also impacting the six month period ending July 31, 2009 was increased employee benefits expenses of $277,000 and increased non cash stock compensation of $330,000.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Sales and marketing expenses	$5,463	$5,906	$11,158	$11,842
Change from same prior year period	-8%	10%	-6%	11%
Percentage of net revenues	10%	9%	10%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses decreased $443,000 and $684,000 during the three and six month periods ended July 31, 2009, respectively. These decreases were related to lower temporary employee expenses of $174,000 and $374,000, respectively, as we reduced our temporary headcount. Additionally, we reduced travel and entertainment expenses by $135,000 and $212,000, respectively, as we continue to manage our sales and marketing expenses.

Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$838	$888	$1,820	$2,047
Change from same prior year period	-6%	-90%	-11%	-86%
Percentage of net revenues	1%	1%	2%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition costs during the three and six months ended July 31, 2009 was relatively flat as compared to the same prior year periods.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(In thousands, except percentages)
General and administrative	$11,227	$10,869	$23,469	$21,205
Change from same prior year period	3%	5%	11%	-2%
Percentage of net revenues	20%	17%	21%	17%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three month period ended July 31, 2009, the increase of $358,000 in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $632,000 related to our EchoStar litigation, increased stock compensation expenses of $220,000, and increased IT expenses. These increases were offset by a reduction in salary and wage expenses of $480,000, as we reduced our headcount as compared to the same prior year period.

During the six month period ended July 31, 2009, the increase of $2.3 million in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $2.7 million related to our EchoStar litigation, increased stock compensation expenses of $1.1 million, and a $407,000 increase in IT expenses. These increases were offset by a reduction in salary and wage expenses of $656,000, as we reduced our headcount as compared to the same prior year period, a decrease of $403,000 in property tax expenses, $183,000 in decreased business insurance expenses, $450,000 in decreased temporary employee and consulting fees, and a $208,000 decrease in accounting and tax service fees.

Interest income.

Interest income resulting from cash, cash equivalents, and short-term investments held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2009 was $136,000 and $326,000, respectively. This was a decrease of $285,000 and $674,000 as compared to the same prior year periods. These decreases were primarily a result of a decreases in the average interest rate earned in the three and six months ended July 31, 2009 as compared to the same prior year periods.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of July 31, 2009, we had $237.9 million of cash, cash equivalents, and short-term investments. We believe our cash and cash equivalents, combined with funds generated from operations, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate these sources of liquidity, together with cash and cash equivalents will be sufficient to meet our cash needs through the next twelve months, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” in this Report and Part I, Item 1A, “Risk Factors” in our most recent annual report on Form 10-K for further discussion.

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2009	2008
Net cash provided by (used in) operating activities	$8,742	$10,158
Net cash provided by (used in) investing activities	$(53,721)	$12,441
Net cash provided by financing activities	$29,649	$4,366

Net Cash Provided by (Used in) Operating Activities

During the six months ended July 31, 2009 our net cash provided by operating activities was $8.7 million as compared to $10.2 million during the same prior year period. This change in operating cash flow was largely attributed to the timing of vendor payments which decreased by approximately $11.1 million and was offset by a decrease in accounts receivable collections of approximately $4.4 million combined with the decline of $13.6 million in net income (loss) for the six month period ended July 31, 2009 and non-cash stock compensation expense increased by $2.0 million as compared to the same prior year period.

Net Cash Used in Investing Activities

The net cash used by investing activities for the six months ended July 31, 2009 was approximately $53.7 million compared to net cash provided by investing activities of $12.4 million for the same prior year period. The net cash used in investing activities for the six months ended July 31, 2009, was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $45.9 million (which resulted in a corresponding increase in short-term investments of $45.9 million). Additionally, during the quarter we acquired property and equipment of $2.9 million which is used to support our business, and intangible assets of $1.5 million to enhance our patent portfolio. Finally, we paid $3.4 million for the purchase of a long term investment. This investment is being accounted for under the cost method of accounting.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2009, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $29.8 million and the issuance of common stock related to the employee stock purchase plan on June 30, 2009 of $2.3 million. This was partially offset by the repurchase of $2.4 million in restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$15,036	$2,357	$5,548	$3,966	$3,165
Purchase obligations	12,038	12,038	—	—	—

Total contractual cash obligations	$27,074	$14,395	$5,548	$3,966	$3,165

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory. The above table does not include a reserve of $759,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated July 31, 2009.

As of July 31, 2009, the Company recorded gross unrecognized tax benefits of approximately $126,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Our other commercial commitment as of July 31, 2009, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$327	$150	$150	$27	$—

Total contractual obligations	$327	$150	$150	$27	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds and high-grade government and corporate debt and maintain our investments with two financial institutions with a high credit rating. We also hold investments in auction rate securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of July 31, 2009, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $3.7 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.3 million. The Company has the intent and ability and believes it will hold these securities until their anticipated recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2009 (the end of the period covered by this Report).

There have been no changes in our internal control over financial reporting during the three months ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information under the heading “Legal Matters” set forth under Note 9 and 13 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item  1 of this report, is incorporated herein by reference.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The information under the heading “Subsequent Events” set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment to the Licensed Data Agreement, dated as of November 15, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.2+	First Amendment to the Licensed Data Agreement, dated as of June 1, 2009, by and between Tribune Media Services, Inc. and TiVo Inc. (filed herewith).

10.3	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technologies Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership (filed herewith).

10.4+	Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P (filed herewith).

31.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 9, 2009	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: September 9, 2009	By:	/s/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)