Form 10-Q
period 2009-10-31
TIVO INC
filed 2009-12-10
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 109,908,457 as of November 30, 2009.

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

•

our expectations with respect to the timing of further rollout of the TiVo service on Comcast, the continued deployment of the TiVo service on Cox, the launch of the High Definition (HD) DIRECTV DVR with TiVo service; in 2010, and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the UK;

•	possible future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	possible future increases in our operating expenses, including increases in customer support and retention expenditures;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, Cox, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico), and in the future Virgin Media (UK)), and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (UK), and Cablevision (Mexico) and deployment of the TiVo service by them now or in the future;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part II, Item 1A. “Risk Factors” in our recent quarterly reports and contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(unaudited)

	October 31, 2009	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,015	$162,337
Short-term investments	161,021	44,991
Accounts receivable, net of allowance for doubtful accounts of $916 and $770	15,251	14,283
Inventories	6,807	13,027
Prepaid expenses and other, current	11,441	4,896

Total current assets	278,535	239,534
LONG-TERM ASSETS
Property and equipment, net	10,744	10,285
Purchased technology, capitalized software, and intangible assets, net	9,799	10,597
Prepaid expenses and other, long-term	1,361	1,268
Long-term investments	7,136	3,944

Total long-term assets	29,040	26,094

Total assets	$307,575	$265,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,284	$9,844
Accrued liabilities	24,970	25,054
Deferred revenue, current	41,663	47,560

Total current liabilities	85,917	82,458
LONG-TERM LIABILITIES
Deferred revenue, long-term	25,744	28,557
Deferred rent and other long-term liabilities	126	126

Total long-term liabilities	25,870	28,683

Total liabilities	111,787	111,141
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares—none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 109,886,157 and 103,604,015, respectively and outstanding shares are 109,328,600 and 103,370,523, respectively	110	104
Additional paid-in capital	886,994	829,273
Accumulated deficit	(685,931)	(672,196)
Treasury stock, at cost—557,557 shares and 233,492 shares, respectively	(4,251)	(1,659)
Accumulated other comprehensive loss	(1,134)	(1,035)

Total stockholders’ equity	195,788	154,487

Total liabilities and stockholders’ equity	$307,575	$265,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenues
Service revenues	$37,701	$47,676	$121,330	$144,293
Technology revenues	9,351	3,997	23,086	15,773
Hardware revenues	9,808	12,777	24,717	30,421

Net revenues	56,860	64,450	169,133	190,487
Cost of revenues
Cost of service revenues (1)	10,021	10,984	30,002	33,423
Cost of technology revenues (1)	5,924	2,516	16,269	9,560
Cost of hardware revenues	14,436	16,339	37,947	41,978

Total cost of revenues	30,381	29,839	84,218	84,961

Gross margin	26,479	34,611	84,915	105,526

Research and development (1)	15,370	16,553	44,794	46,624
Sales and marketing (1)	5,727	6,585	16,885	18,427
Sales and marketing, subscription acquisition costs	1,206	2,301	3,026	4,348
General and administrative (1)	11,165	10,344	34,634	31,549
Litigation proceeds	—	(87,811)	—	(87,811)

Total operating expenses	33,468	(52,028)	99,339	13,137

Income (loss) from operations	(6,989)	86,639	(14,424)	92,389

Interest income, includes $16,789 related to litigation proceeds in the three and nine months ended October 31, 2008	287	17,213	613	18,213
Interest expense and other	9	(94)	87	(275)

Income (loss) before income taxes	(6,693)	103,758	(13,724)	110,327
Benefit (provision) for income taxes	24	(3,132)	(11)	(3,168)

Net income (loss)	$(6,669)	$100,626	$(13,735)	$107,159

Net income (loss) per common share—basic	$(0.06)	$1.00	$(0.13)	$1.07

Net income (loss) per common share—diluted	$(0.06)	$0.98	$(0.13)	$1.04

Weighted average common shares used to calculate basic net income (loss) per share	107,822,339	100,804,813	105,333,594	100,085,600

Weighted average common shares used to calculate diluted net income (loss) per share	107,822,339	102,569,559	105,333,594	102,557,877

(1) Includes stock-based compensation expense as follows :
Cost of service revenues	$280	$244	$832	$674
Cost of technology revenues	636	481	1,807	1,594
Research and development	2,001	2,448	6,452	6,570
Sales and marketing	664	656	1,899	1,532
General and administrative	2,568	2,541	8,213	7,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,735)	$107,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	6,859	7,469
Stock-based compensation expense	19,203	17,420
Inventory write-down		742
Utilization of trade credits	23	—
Allowance for doubtful accounts	147	658
Changes in assets and liabilities:
Accounts receivable	(1,115)	2,462
Inventories	6,220	3,838
Prepaid expenses and other	(6,661)	(1,337)
Accounts payable	8,799	(10,057)
Accrued liabilities	(36)	(3,910)
Deferred revenue	(8,710)	(19,928)
Deferred rent and other long-term liabilities	—	667

Net cash provided by operating activities	$10,994	$105,183

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(268,852)	(14,950)
Sales or maturities of short-term investments	152,931	15,317
Purchase of long-term investment	(3,400)	—
Acquisition of property and equipment	(4,347)	(3,786)
Acquisition of intangibles	(1,532)	(319)

Net cash used in investing activities	$(125,200)	$(3,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	36,204	7,471
Proceeds from issuance of common stock related to employee stock purchase plan	2,320	2,844
Treasury Stock—repurchase of stock for tax withholding	(2,592)	(813)
Payment under capital lease obligation	(48)	(1)

Net cash provided by financing activities	$35,884	$9,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(78,322)	$110,946

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	162,337	78,812

Balance at end of period	$84,015	$189,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATION

TiVo Inc. (together with its subsidiaries the Company or TiVo) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. TiVo is a provider of technology and services for advanced television solutions including digital video recorders (DVRs). The subscription-based TiVo® service (TiVo service) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique platform for advertising platform and audience research measurement services. The Company conducts its operations through one reportable segment.

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support; the intellectual property claims by and against the Company; access to digital cable signals in connection with CableCard and switched digital technologies; and dependence on its relationships with third party service providers such as Comcast and Seven/Hybrid TV (Australia and New Zealand) and in the future DIRECTV, Cox, Virgin Media (UK) for subscription growth. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending decline we are cautious about our subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of October 31, 2009 and January 31, 2009 and the results of operations for the three and nine month periods ended October 31, 2009 and 2008 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2009 and 2008 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three and nine month periods ended October 31, 2009 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service agreements, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, assessment of other-than-temporary impairment of investments, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods and actual results could differ from these estimates.

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

End users have the right to cancel their subscription within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.

Also included in service revenues are fees received from multiple system operators (MSOs), such as Comcast, DIRECTV, and Seven/Hybrid TV, as well as other service providers for provision of the TiVo service that are recognized as services are provided. When applicable, a percentage of such fees is deferred and recognized as technology revenues when development services are provided or as service revenues when the right to use these deferred fees is forfeited.

Technology Revenues. The Company recognizes technology revenues under technology licensing and engineering services agreements dependent upon the type of arrangement. In instances where TiVo hosts the TiVo service, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services, in this instance vendor specific objective evidence (VSOE) or verifiable objective evidence (VOE) of fair value, respectively, is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE or VOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis.

In arrangements which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue using the percentage-of-completion method, if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract. In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE or VOE for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.

Hardware Revenues. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.

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

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments in connection with the Company’s standard definition DVRs. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the three and nine months ended October 31, 2009, the Company’s gross margin was positively impacted by a net benefit of $839,000 and $1.1 million, respectively, from changes in inventory reserves and for the three and nine months ended October 31, 2008 the Company had a net benefit of $1.4 million and $4.4 million, respectively from the sale of inventory that was previously impaired. As of October 31, 2009, the Company maintained a $2.3 million inventory reserve as a result of inventory impairment charges. Even if the Company’s current sales projections exceed its original projections, inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Fair Value Measures

Cash equivalents and available-for-sale marketable securities (including auction rate securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.

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

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short-term and long-term investments, and trade receivables. The Company currently invests the majority of its cash in high-grade government and corporate debt and maintains them with three financial institutions with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions and issuers of the securities the Company owns. The Company has not experienced significant credit losses on its cash, cash equivalents, or short-term and long-term investments.

As of October 31, 2009, the Company held approximately $5.0 million of investments with an auction reset feature (auction-rate securities, or “ARS”), with a fair value of $3.7 million that are classified as long term assets. The Company has recorded an unrealized loss on these auction rate securities of $1.3 million. As of October 31, 2009, the estimated fair value of these ARS was $1.3 million lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and record the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of October 31, 2009. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the condensed consolidated balance sheet as of October 31, 2009.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. No customer generated 10% or more of net revenues for the quarter ended October 31, 2009. The Company’s accounts receivable concentrations as of October 31, 2009 and January 31, 2009 were as follows:

	October 31, 2009	January 31, 2009
DIRECTV	4%	18%
Best Buy	16%	19%
Seven/Hybrid TV	43%	7%
Comcast	1%	25%
Other customers	36%	31%

Total accounts receivable	100%	100%

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

Recent Accounting Pronouncements

TiVo adopted Statement of Financial Accounting Standard or SFAS, No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” during the three months ended October 31, 2009. SFAS No. 168 replaces the GAAP hierarchy with two levels: authoritative and non-authoritative. The FASB Accounting Standards Codification, or Codification, became the single source of authoritative non-governmental GAAP, except for rules and interpretive releases of the SEC. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. TiVo has updated the Notes below to reflect the Codification and eliminated all prior references to non-grandfathered, and now non-authoritative, accounting literature.

TiVo adopted new accounting principles for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on the first day of the fiscal year ending January 31, 2010. This adoption did not have a material impact on TiVo’s condensed consolidated financial statements. See Footnote 4 for additional disclosures as a result of this adoption.

During the three months ended July 31, 2009, TiVo adopted a new accounting principle that requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more-likely-than not the Company will not be required to sell the security prior to recovery. This principle also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. The adoption of this accounting principle did not have a material impact on its condensed consolidated financial statements.

During the three months ended July 31, 2009, TiVo adopted new accounting principles that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.

In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of these accounting standards updates on its consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through December 9, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

3. CASH AND INVESTMENTS

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of October 31, 2009	As of January 31, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$5,795	$8,410
Cash equivalents:
Commercial paper	17,994	—
Money market funds	60,226	153,927

Total cash and cash equivalents	84,015	162,337
Marketable securities:
Certificate of deposit	13,013
Commercial paper	18,480	—
Fixed-rate notes	19,665	—
Corporate bonds	4,902	—
US agency securities	23,994	—
US Treasury securities	15,121	44,991
Foreign corporate securities	39,760	—
Foreign government securities	26,086	—

Total current marketable securities	161,021	44,991

Auction rate securities (1)	3,736	3,944

Total non-current marketable securities	3,736	3,944

Total marketable securities	164,757	48,935

Other investment securities:
Other investment securities—cost method	3,400	—

Total other investment securities (1)	3,400	—

Total cash, cash equivalents, marketable securities and other investment securities	$252,172	$211,272

(1)	Auction rate securities and other investment securities are included in “Long-term investments” on the Company’s condensed consolidated balance sheets.

Marketable Securities

The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, and foreign corporate and government securities, all of which are classified as available-for-sale.

Approximately $4.0 million of the corporate bonds are guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee program (TLGP).

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

Contractual Maturity Date

The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

October 31, 2009
(in thousands)
Due within 1 year	$105,068
Due within 1 year through 5 years	55,953
Due within 5 years through 10 years	—
Due after 10 years	3,736

Total	$164,757

Unrealized Gains (Losses) on Marketable Investment Securities

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$13,015	$—	$(2)	$13,013
Commercial paper	18,469	11	—	18,480
Fixed-rate notes	19,651	33	(19)	19,665
Corporate bonds	4,862	40	—	4,902
US agency securities	23,966	35	(7)	23,994
US Treasury securities	15,086	35	—	15,121
Foreign corporate securities	39,788	—	(28)	39,760
Foreign government securities	26,058	34	(6)	26,086
Auction rate securities	5,000	—	(1,264)	3,736

Total	$165,895	$188	$(1,326)	$164,757

	As of January 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury securities	$44,970	$21	$—	$44,991
Auction rate securities	5,000	—	(1,056)	3,944

Total	$49,970	$21	$(1,056)	$48,935

The Company had net unrealized losses on its marketable investment portfolio of $1.1 million as of October 31, 2009 and net unrealized losses of $1.0 million as of January 31, 2009. The net unrealized losses as of October 31, 2009 and January 31, 2009 related primarily to long-term marketable securities.

The available-for-sale investments that were in an unrealized loss position as of October 31, 2009 and January 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$13,013	$(2)	$—	$—	$13,013	$(2)
Commercial paper	18,480	—	—	—	18,480	—
Fixed-rate notes	19,665	(19)	—	—	19,665	(19)
Corporate bonds	4,902	—	—	—	4,902	—
US agency securities	23,994	(7)	—	—	23,994	(7)
US Treasury securities	15,121	—	—	—	15,121	—
Foreign corporate securities	39,760	(28)	—	—	39,760	(28)
Foreign government securities	26,086	(6)	—	—	26,086	(6)
Auction rate securities	—	—	3,736	(1,264)	3,736	(1,264)

Total	$161,021	$(62)	$3,736	$(1,264)	$164,757	$(1,326)

	As of January 31, 2009
	Less than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Auction rate securities	$3,944	$(1,056)	$3,944	$(1,056)

Total	$3,944	$(1,056)	$3,944	$(1,056)

As of October 31, 2009, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of October 31, 2009, the estimated fair value of the Company’s ARS was $1.3 million lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and record the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of October 31, 2009.

4. FAIR VALUE

Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The Company’s financial instruments are measured and recorded at fair value, except for its cost method investment.

The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value is:

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$17,994	$—	$17,994	$—
Money market funds	60,226	60,226	—	—
Short-term investments:
Certificates of deposit	13,013	13,013	—	—
Commercial paper	18,480	—	18,480	—
Fixed-rate notes	19,665	—	19,665	—
Corporate bonds	4,902	—	4,902	—
US agency securities	23,994	19,980	4,014	—
US Treasury securities	15,121	15,121	—	—
Foreign corporate securities	39,760	—	39,760	—
Foreign government securities	26,086	—	26,086	—
Long-term investments:
Auction rate securities	3,736	—	—	3,736

Total	$242,977	$108,340	$130,901	$3,736

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended October 31, 2009 (in thousands):

Auction Rate Securities (Nine Months Ended October 31, 2009)
Balance, January 31, 2009	$3,944
Transfer into Level 3	—
Total unrealized gain (losses) included in other comprehensive income	(208)

Balance, October 31, 2009	$3,736

Marketable securities measured at fair value using Level 3 inputs are comprised of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by student loans guaranteed by the U.S. government. The fair value of its auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding, and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities.

TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of our cost method investments was $3.4 million as of October 31, 2009. The Company had no cost method investments as of January 31, 2009.

5. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2009 and January 31, 2009, the accrued warranty reserve was $262,000 and $200,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations, if any. A few of the variables affecting any such assessment include but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. Due to the nature of the Company’s potential indemnity liability, its indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue operation in the ordinary course of business.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(6,669)	$100,626	$(13,735)	$107,159

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	107,822	100,805	105,334	100,086
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	1,765	—	2,472

Denominator for diluted net income (loss) per common share	107,822	102,570	105,334	102,558

Basic net income (loss) per common share	$(0.06)	$1.00	$(0.13)	$1.07

Diluted net income (loss) per common share	$(0.06)	$0.98	$(0.13)	$1.04

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive:

	As of October 31,
	2009	2008
Unvested restricted stock outstanding	4,162,756	830,568
Options to purchase common stock	15,200,924	13,014,545

Total	19,363,680	13,845,113

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	October 31, 2009	January 31, 2009
	(In thousands)
Furniture and fixtures	$3,602	$3,599
Computer and office equipment	17,140	16,559
Lab equipment	3,245	2,906
Leasehold improvements	8,443	8,482
Capitalized internal use software	17,680	14,624

Total property and equipment	50,110	46,170
Less: accumulated depreciation and amortization	(39,366)	(35,885)

Property and equipment, net	$10,744	$10,285

8. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	October 31, 2009			January 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,500)	$—	$1,500	$(1,333)	$167
Capitalized software	1,951	(1,858)	$93	1,951	(1,581)	$370
Intellectual property rights	18,115	(8,409)	$9,706	16,584	(6,524)	$10,060

Purchased technology, capitalized software, and intangible assets	$21,566	$(11,767)	$9,799	$20,035	$(9,438)	$10,597

9. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation and EchoStar DBS Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” The Company subsequently amended its complaint to add related entities (collectively “EchoStar”) The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited the defendants from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of the Company in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to Claims 31 and 61 of the patent (the so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (the so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. The Court also awarded TiVo an approximately $103 million plus interest for EchoStar’s continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages.

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On November 2, 2009, the United States Court of Appeals for the Federal Circuit held oral arguments for EchoStar’s appeal.

On August 3, 2009, the United States Patent and Trademark Office (“PTO”) issued an office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company intends to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; however, the Company is incurring material expenses in connection with this lawsuit, and in the event there is an adverse outcome, the Company’s business could be harmed. At this time, the Company is unable to estimate the likelihood of an adverse outcome or the extent to which the Company’s business would be harmed by an adverse outcome.

On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish’s unspecified digital video recorders do not infringe TiVo’s ‘389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish’s complaint against TiVo for declaratory relief that Dish’s unspecified DVRs do not infringe TiVo’s ‘389 patent. On March 31, 2009, the court denied TiVo’s motion to dismiss. On

May 28, 2009, the court ordered the action transferred to the Eastern District of Texas which stayed the action on June 19, 2009. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On December 22, 2008, Guardian Media Technologies, Ltd. filed a complaint against more than 30 companies including TiVo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the ‘158 patent and the ‘160 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. On June 15, 2009, the Court dismissed the Complaint against the Company and certain other defendants without prejudice. On July 14, 2009, Guardian Media Technologies filed a new complaint against TiVo in the U.S. District Court for the Central District of California alleging infringement of the same patents and on the same grounds as its previous complaint. On November 9, 2009, Guardian Media Technologies dismissed its complaint against TiVo without prejudice. No loss is considered probable or estimable at this time.

On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. The Company may incur expenses in connection with this litigation that may become material in the future.

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

On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company’s case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. The proposed settlement provides the plaintiffs with $586 million in recoveries from all defendants, with $100 million being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers’ insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. On September 10, 2009, the Federal District Court held the fairness hearing for final approval of the settlement. On October 6, 2009, the District Court issued an order granting class certification and final approval of the settlement. Several individuals or groups of individuals have filed petitions to appeal and/or notices of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit Court of Appeals has not yet addressed any of the pending petitions to appeal or notices of appeal. Therefore, the District Court’s order granting class certification and final approval of the settlement may still be subject to appellate review by the Second Circuit Court of Appeals. There can be no assurance that the District Court’s approval will not be overturned by the Second Circuit Court of Appeals. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (Lead Underwriters), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the Moving Issuers), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

Other. In April 2008, the Attorney General of Missouri served TiVo Inc. with an investigative demand subpoena seeking information as to whether the Company has engaged in any unlawful merchandising practices in connection with its rebate program in the State of Missouri. The Company cooperated with the investigation and has not had further contact with the Attorney General of Missouri regarding this investigation since July 2008. Should there be an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2009, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

During the nine months ended October 31, 2009 and 2008, the Company recognized $13.8 million and $10.9 million, respectively in technology revenues and $8.6 million and $7.0 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a SOW entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco DVRs. The Company was recognizing revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. The majority of the initial development work was completed in June, 2007. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

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

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. During the nine months ended October 31, 2009, the Company recognized $6.2 million in technology revenues and $6.2 million in cost of technology revenues related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(6,669)	$100,626	$(13,735)	$107,159
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	208	(351)	(99)	(900)

Comprehensive income (loss)	$(6,461)	$100,275	$(13,834)	$106,259

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events through December 9, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC) and determined there were none.

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

Company Overview

We are a leading provider of technology and services for advanced television solutions, including digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, TiVoToGo™ transfers, access to broadband video content (including premium content delivered from Amazon’s Video on Demand service, Netflix, and Blockbuster), TiVo KidZone, and TiVo Online Scheduling. As of October 31, 2009, there were approximately 2.7 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, Cablevision Mexico, and in the future Cox and Virgin Media (UK), as well as broadcasters such as Seven/Hybrid TV (Australia) and Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services.

Executive Overview

During the three and nine months ended October 31, 2009, our net revenues decreased $7.6 million and $21.4 million, respectively as compared to the same prior year periods. We recorded a net loss of $6.7 million and $13.7 million for the three and nine months ended October 31, 2009, respectively, as compared to a net income of $100.6 million and $107.2 million, respectively, in the same prior year periods. During the quarter ended October 31, 2009, we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues (predominately from prior quarters) and a $200,000 reduction in deferred revenue this quarter based on our agreed upon resolution of the discrepancy totalling $2.0 million, using updated reports provided by DIRECTV. During the three months ended October 31, 2009, we continued to experience a decrease in our TiVo-Owned subscription base as compared to the same prior year period. Our TiVo-Owned subscription gross additions for the quarter ended October 31, 2009 were 34,000, down 23% from 44,000 in the same prior year period. The loss of TiVo-Owned subscriptions was 79,000 subscriptions, leading to net subscription losses of 45,000 TiVo-Owned subscriptions during the quarter ended October 31, 2009. The continued decrease in TiVo-Owned subscription gross additions was primarily due to increased competition. Additionally, MSOs/Broadcasters Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 were 249,000 subscriptions These subscription net losses would have been a loss of 123,000 subscriptions, excluding a one time reduction of 146,000 subscriptions associated with the subscription over-reporting error by DIRECTV discussed above and further below.

For this fiscal year ending January 31, 2010, we expect to incur lower consumer hardware rebate expenses as we terminated our rebate programs on August 30, 2008 and do not have plans to engage in further rebate programs this year; however, we anticipate our hardware gross margin loss will increase, as we will have a lower benefit from the utilization of previously reserved inventory during this fiscal year, as compared to the fiscal year ended January 31, 2009 and as a result of our decision to reduce the price of some of our DVRs during our fourth quarter. During the three and nine months ended October 31, 2009 we have recognized a benefit from the utilization of previously reserved inventories of $838,000 and $1.1 million, respectively, as compared to $1.4 million and $4.4 million for the three and nine months ended October 31, 2008, respectively. Additionally in the three and nine months ended October 31, 2009 we have incurred no rebate expense as compared to rebate expense benefit of $386,000 and $1.1 million for the three and nine months ended October 31, 2008.

In this fiscal year ending January 31, 2010, we expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution partnerships such as Comcast and through our TiVo-Owned direct and retail sales. However, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new DIRECTV TiVo HD DVR in 2010 and our mass distribution deals with Comcast and Cox are still in the early phases of development and/or deployment. We anticipate service revenue in the fiscal year ending January 31, 2010 to be lower than in fiscal year 2009 as revenues from new TiVo-Owned subscriptions, advertising sales, audience research measurement sales, and from mass distribution partnerships including Comcast, DIRECTV, Seven/Hybrid TV (Australia), and others are expected to be more than offset by the continued decline of product lifetime subscription related revenues as such revenues become fully recognized and continued subscription losses in our TiVo-Owned and MSOs/Broadcasters’ subscriptions.

The TiVo service on Comcast is available in its initial market, Comcast’s New England Division, which includes metro Boston, Southeast Massachusetts, New Hampshire, and Connecticut, with Comcast expected to continue its rollout of the TiVo service on Comcast to additional markets beyond the New England Division in 2010.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last three fiscal years. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008

TiVo-Owned Subscription Gross Additions:	34	31	37	59	44	36	48	109

Subscription Net Additions/(Losses):
TiVo-Owned	(45)	(42)	(30)	(4)	(28)	(42)	(17)	33
*MSOs/Broadcasters	(269)	(104)	(109)	(121)	(135)	(136)	(128)	(155)

Total Subscription Net Additions/(Losses)	(314)	(146)	(139)	(125)	(163)	(178)	(145)	(122)

Cumulative Subscriptions:
TiVo-Owned	1,537	1,582	1,624	1,654	1,658	1,686	1,728	1,745
MSOs/Broadcasters	1,199	1,468	1,572	1,681	1,802	1,937	2,073	2,201

Total Cumulative Subscriptions	2,736	3,050	3,196	3,335	3,460	3,623	3,801	3,946

Fully Amortized Active Lifetime Subscriptions	237	219	215	225	236	194	163	175

% of TiVo-Owned Cumulative	58%	59%	59%	59%	60%	60%	61%	61%

Subscriptions paying recurring fees

*	MSOs/Broadcasters Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 would have been a loss of (123,000) subscriptions, excluding a one time reduction of (146,000) subscriptions associated with a subscription over-reporting error by DIRECTV.

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

TiVo-Owned subscriptions declined by 45,000 subscriptions slightly decreasing the TiVo-Owned installed subscription base to approximately 1.5 million subscriptions as of October 31, 2009. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite. As a result of this competition and current economic conditions, we are cautious about our sales in the near term and we may experience further net losses in our TiVo-Owned subscription base.

As of October 31, 2009, approximately 237,000 product lifetime subscriptions had exceeded the period we use to recognize product lifetime subscription revenues, but had made contact to the TiVo service within the prior six months. Such TiVo product lifetime subscriptions represent approximately 36% of our cumulative lifetime subscriptions in both the periods ended October 31, 2008 and October 31, 2009. We continue to incur minimal costs of service for these subscriptions without recognizing corresponding subscription revenues. We expect the number of fully amortized lifetime subscriptions will further increase in future periods.

Our MSOs/Broadcasters installed subscription base decreased by 603,000 subscriptions to approximately 1.2 million subscriptions as of October 31, 2009, as compared to the same prior year period. During this quarter we were informed by DIRECTV that it had been over-reporting TiVo subscriptions to us for approximately the past 18 months or more. Cumulatively, this error represents approximately 146,000 subscription losses for this quarter. The remaining decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR and service and our other mass distribution deals being still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which we expect to launch to consumers in calendar 2010.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our low cost product offerings, and increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008

Average TiVo-Owned subscriptions	1,560	1,604	1,639	1,656	1,675	1,712	1,737	1,727

TiVo-Owned subscription cancellations	(79)	(73)	(67)	(63)	(72)	(78)	(65)	(76)

TiVo-Owned churn rate per month	-1.7%	-1.5%	-1.4%	-1.3%	-1.4%	-1.5%	-1.3%	-1.5%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 1.7% for the quarter ended October 31, 2009, as compared to 1.4% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further in future periods as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telco providers) and a switched digital adapter if necessary.

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

	Three Months Ended
	Oct 31, 2009	July 31, 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008	Apr 30, 2008	Jan 31, 2008
Subscription Acquisition Costs	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$1,206	$838	$982	$1,690	$2,301	$888	$1,159	$7,195
Hardware revenues	(9,808)	(8,533)	(6,376)	(10,712)	(12,777)	(11,699)	(5,945)	(16,066)
Less: MSOs/Broadcasters-related hardware revenues	190	1,516	(27)	362	3,339	4,934	698	—
Cost of hardware revenues	14,436	12,935	10,576	15,764	16,339	15,274	10,365	23,929
Less: MSOs/Broadcasters-related cost of hardware revenues	(203)	(1,433)	(6)	(385)	(3,100)	(4,524)	(581)	—

Total Acquisition Costs	5,821	5,323	5,149	6,719	6,102	4,873	5,696	15,058

TiVo-Owned Subscription Gross Additions	34	31	37	59	44	36	48	109

Subscription Acquisition Costs (SAC)	$171	$172	$139	$114	$139	$135	$119	$138

	Twelve Months Ended
	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008
Subscription Acquisition Costs	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$4,716	$5,811	$5,861	$6,038	$11,543	$18,292	$26,419	$31,050
Hardware revenues	(35,429)	(38,398)	(41,564)	(41,133)	(46,487)	(50,950)	(45,450)	(41,798)
Less: MSOs/Broadcasters-related hardware revenues	2,041	5,190	8,608	9,333	8,971	5,632	698	—
Cost of hardware revenues	53,711	55,614	57,953	57,742	65,907	78,712	91,677	92,052
Less: MSOs/Broadcasters-related cost of hardware revenues	(2,027)	(4,924)	(8,015)	(8,590)	(8,205)	(5,105)	(581)	—

Total Acquisition Costs	23,012	23,293	22,843	23,390	31,729	46,581	72,763	81,304

TiVo-Owned Subscription Gross Additions	161	171	176	187	237	262	267	276

Subscription Acquisition Costs (SAC)	$143	$136	$130	$125	$134	$178	$273	$295

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

During the three months ended October 31, 2009, our total acquisition costs were $5.8 million, a decrease of $281,000 from the same prior year period. Our TiVo-Owned hardware gross margin loss increased by $814,000. This increase in hardware gross margin loss is related in part to a lower benefit from utilization of previously reserved inventory sold during the quarter ended October 31, 2009 as compared to the same prior year period as well as a result of our decision to reduce the price of our DVRs during our fourth quarter of fiscal 2010. During the quarter ended October 31, 2009 we had a net benefit of $839,000 mainly from changes in inventory reserves as compared to $1.4 million utilization of previously reserved inventory in the same prior year period. These increases were offset by lower sales and marketing, subscription acquisition costs of $1.1 million as we continue to manage these costs.

During the twelve months ended October 31, 2009 our total acquisition costs were $23.0 million, a 27% decrease when compared to the $31.7 million in total acquisition costs from the same prior year period. The decrease in total acquisition costs was primarily related to a decrease in our sales and marketing subscription acquisition costs of $6.8 million, largely related to decreased advertising spending. Additionally we had a decrease in our hardware gross margin loss of $1.9 million for the twelve months ended October 31, 2009 as compared to the same prior year period. This hardware gross margin loss improvement was primarily related to lower DVR sales volumes.

The increase in SAC of $9, for the twelve months ended October 31, 2009 as compared to the same prior year period, was largely related to fewer subscription gross additions during the twelve month period.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008
			(In thousands, except ARPU)

Total service revenues	37,701	41,500	42,129	44,115	47,676	48,174	48,443	51,025
Less: MSOs/Broadcasters-related service revenues	(1,893)	(4,315)	(4,522)	(5,137)	(5,772)	(5,781)	(5,699)	(7,133)

TiVo-Owned-related service revenues	35,808	37,185	37,607	38,978	41,904	42,393	42,744	43,892
Average TiVo-Owned revenues per month	11,936	12,395	12,536	12,993	13,968	14,131	14,248	14,631
Average TiVo-Owned per month subscriptions	1,560	1,604	1,639	1,656	1,675	1,712	1,737	1,727

TiVo-Owned ARPU per month	$7.65	$7.73	$7.65	$7.85	$8.34	$8.25	$8.20	$8.47

The decrease in TiVo-Owned ARPU per month for the quarter ended October 31, 2009 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period coupled with lower product lifetime revenues as the amortization period we use to recognize product lifetime subscriptions is longer. Effective November 1, 2008, we extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all new and not fully amortized product lifetime subscriptions. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues.” Due to this extended revenue recognition period and the reduction in our subscription rates in November 2008, we expect TiVo-Owned ARPU per month to continue to be lower in future periods.

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

	Three Months Ended
MSOs/Broadcasters Average Revenue per Subscription	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008	Jan 31, 2008
	(In thousands, except ARPU)

Total service revenues	37,701	41,500	42,129	44,115	47,676	48,174	48,443	51,025
Less: TiVo-Owned-related service revenues	(35,808)	(37,185)	(37,607)	(38,978)	(41,904)	(42,393)	(42,744)	(43,892)

*MSOs/Broadcasters-related service revenues	1,893	4,315	4,522	5,137	5,772	5,781	5,699	7,133
Average MSOs/Broadcasters revenues per month	631	1,438	1,507	1,712	1,924	1,927	1,900	2,378
Average MSOs/Broadcasters per month subscriptions	1,378	1,521	1,625	1,743	1,868	2,009	2,136	2,279

*MSOs/Broadcasters ARPU per month	$0.46	$0.95	$0.93	$0.98	$1.03	$0.96	$0.89	$1.04

*	MSOs/Broadcasters-related ARPU in the third quarter ending October 31, 2009 would have been approximately $0.88, excluding the one time reduction of $1.8 million in MSOs/Broadcasters-related service revenues related to the one time reduction of 146,000 subscriptions associated with the correction of subscription over-reporting error by DIRECTV.

The MSOs/Broadcasters’ related service revenues for the quarter ended October 31, 2009 decreased $0.57 per subscription to $0.46 per subscription, as compared $1.03 for the same prior year period, a decrease of $0.49 as compared to the quarter ended July 31, 2009. This fluctuation in average revenue per subscription is largely related to a one time reduction in service revenues associated with a reporting error on the part of DIRECTV. During the quarter ended October 31, 2009, we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues, (predominately from prior quarters) and $200,000 reduction in deferred revenue this quarter based on our agreed upon resolution of the discrepancy totalling $2.0 million, using updated reports provided by DIRECTV. This reduction in service revenues and the corresponding decrease in Average MSOs/Broadcaster per month subscriptions represent approximately $0.44 of the decline in the MSOs/Broadcasters ARPU per month. The additional fluctuations are related to MSOs/Broadcasters’-related advertising revenues.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time we have offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a benefit to service revenue of $168,000 for the quarter ended October 31, 2009. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. As of October 31 2009, 237,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 36% of our cumulative lifetime subscriptions as compared to 36% the quarter ended October 31, 2008. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the quarter ended October 31, 2009, the majority of our technology revenues are related to Comcast, DIRECTV, and Seven/Hybrid TV (New Zealand).

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated demand would be lower than the previously expected sales of standard definition DVRs and this change in our sales forecast resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. During the quarter ended October 31, 2009 we had a net benefit of $839,000 from changes in impaired inventory and in the three months ended October 31, 2008, we consumed $1.4 million of previously impaired inventory, due to better than expected sales of our standard definition DVR. As of October 31, 2009, the Company maintained a $2.3 million inventory reserve as a result of inventory impairment charges.

Valuation of Stock-Based Compensation. The fair value of our restricted stock awards was calculated based on the fair market value of our stock at the grant date. We use the Black Scholes option pricing model to determine the fair value of our stock options and ESPP awards which requires input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates.

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted. The majority of our share-based awards granted in fiscal 2010 through October 31, 2009 has been in restricted stock units, whose valuation does not require input of these highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates and thus the valuation is less judgmental.

In addition, we are required to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Quarterly changes in the estimated forfeiture rate can affect our gross margin, research and development expenses, sales and marketing expenses, and general and administrative expenses. The expense we recognize in future periods could also differ from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard or SFAS, No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” during the three months ended October 31, 2009. SFAS No. 168 replaces the GAAP hierarchy with two levels: authoritative and non-authoritative. The FASB Accounting Standards Codification, or Codification, became the single source of authoritative non-governmental GAAP, except for rules and interpretive releases of the SEC. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. TiVo has updated the Notes to reflect the Codification and eliminated all prior references to non-grandfathered, and now non-authoritative, accounting literature.

We adopted new accounting principles for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on the first day of the fiscal year ending January 31, 2010. This adoption did not have a material impact on our condensed consolidated financial statements. See Footnote 4 for additional disclosures as a result of this adoption.

During the three months ended July 31, 2009, we adopted a new accounting principle that requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more-likely-than not the Company will not be required to sell the security prior to recovery. This principle also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. The adoption of this accounting principle did not have a material impact on our condensed consolidated financial statements.

During the three months ended July 31, 2009, we adopted new accounting principles that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We have evaluated subsequent events through December 9, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal 2012. Early adoption is permitted. We are currently evaluating the impact of the adoption of these accounting standards updates on our consolidated financial statements.

Results of Operations

Net Revenues. Our net revenues for the three and nine months ended October 31, 2009 and 2008 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009		2008		2009		2008

	(In thousands, except percentages)
Service revenues	$37,701	66%	$47,676	74%	$121,330	72%	$144,293	76%
Technology revenues	9,351	17%	3,997	6%	$23,086	14%	$15,773	8%
Hardware revenues	9,808	17%	12,777	20%	$24,717	14%	$30,421	16%

Net revenues	$56,860	100%	$64,450	100%	$169,133	100%	$190,487	100%

Change from same prior year period	-12%		-15%		-11%		-4%

Service Revenues. The decrease in Service revenues of $10.0 million and $23.0 million in the three and nine months ended October 31, 2009, as compared to the same prior year periods was due to a lower cumulative subscription base and from lower TiVo-Owned product lifetime service revenues due to increased number of fully-amortized product lifetime subscriptions and an increase in the amortization period we use to recognize revenues from the sale of our product lifetime service subscriptions. Our decision to extend the period we use to recognize product lifetime subscriptions, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues” resulted in a benefit to service revenues of $168,000 for the three months ended October 31, 2009 and a reduction in revenues of $1.9 million for the nine months ended October 31, 2009. Also contributing to the decrease was a decline in MSOs/Broadcaster revenue as DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Additionally, during the quarter ended October 31, 2009, we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues (predominately from prior quarters) and $200,000 reduction in deferred revenue this quarter based on our agreed upon resolution of the discrepancy totalling $2.0 million, using updated reports provided by DIRECTV.

Technology Revenues. Technology revenues for the three and nine months ended October 31, 2009 increased $5.4 million and $7.3 million, respectively, as compared to the same prior year periods primarily due to higher volume of work for DIRECTV and Comcast, as compared to the same prior year periods. For the three and nine month periods ended October 31, 2009, the majority of our technology revenues were related to Comcast, DIRECTV, and Seven/Hybrid TV (New Zealand) whereas the majority of our technology revenues for the three and nine months ended October 31, 2008 were related to Comcast and Seven/Hybrid TV (Australia).

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the three and nine months ended October 31, 2009, decreased by $3.0 million and $5.7 million, respectively, as compared to the same prior year periods. The decreases in net hardware revenues for the three and nine month period is related to the decline in the number of units sold during the three and nine month periods ended October 31, 2009 as compared to the same prior year periods. During the quarter ended October 31, 2009, we also made shipments totaling $5.1 million of DVRs with extended payments terms. Due to the extension of the payment terms beyond our customary terms we deferred related revenue and cost and will recognize such revenue and cost only when the payments become due in the fourth quarter of fiscal 2010.

Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Cost of service revenues	$10,021	$10,984	$30,002	$33,423
Change from same prior year period	-9%	2%	-10%	8%
Percentage of service revenues	27%	23%	25%	23%

Service gross margin	$27,680	$36,692	$91,328	$110,870

Service gross margin as a percentage of service revenues	73%	77%	75%	77%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. The decrease in cost of service revenues for the three months ended October 31, 2009 was largely related to decreased headcount related costs of $417,000, and decreased service center expenses of $230,000 as we continue to manage these expenses.

The decrease in cost of service revenues for the nine months ended October 31, 2009 was related to decreased headcount related expenses of $522,000 and allocated IT expenses of $579,000. As a result of our continued management of service costs in response to decreases in our subscription base, we also experienced reduced service center expenses of $1.0 million, telecommunication costs of $432,000, and bank charges and fees of $619,000. Additionally last year we had direct marketing expenses of $495,000 to our existing subscription base and we had no such similar expenses within cost of service during the fiscal year 2010.

Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Cost of technology revenues	$5,924	$2,516	$16,269	$9,560
Change from same prior year period	135%	-49%	70%	-21%
Percentage of technology revenues	63%	63%	71%	61%

Technology gross margin	$3,427	$1,481	$6,817	$6,213

Technology gross margin as a percentage of technology revenues	37%	37%	30%	39%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our international projects. The increases in costs of technology revenues are associated with the increase in technology revenues associated with the development work primarily for Comcast, DIRECTV and our international projects. The increases in technology gross margin are primarily related to Comcast development work and our international projects.

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Cost of hardware revenues	$14,436	$16,339	$37,947	$41,978
Change from same prior year period	-12%	-44%	-10%	-38%
Percentage of hardware revenues	147%	128%	154%	138%
Hardware gross margin	$(4,628)	$(3,562)	$(13,230)	$(11,557)
Hardware gross margin as a percentage of hardware revenue	-47%	-28%	-54%	-38%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our costs of hardware sales for the three and nine month periods ended October 31, 2009 decreased primarily because we sold fewer TiVo units as compared to the same prior year periods.

Hardware gross margin loss for the three and nine months ended October 31, 2009 increased as compared to the same prior year periods largely based on the lower number of standard definition DVRs sold during the three and nine months ended October 31, 2009, as compared to the same prior year periods. This resulted in less of a recognized benefit from utilization of previously impaired standard definition inventory, as compared to the same prior year period.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Research and development expenses	$15,370	$16,553	$44,794	$46,624
Change from same prior year period	-7%	18%	-4%	8%
Percentage of net revenues	27%	26%	26%	24%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The decrease in research and development expenses for the three months ended October 31, 2009 was largely related to higher utilization of our engineering staff on development projects generating technology revenues resulting in $2.5 million in higher allocations of research and development expense to cost of technology revenues. In the three months ended October 31, 2009 these expenses were partially offset by $1.8 million in higher consulting and temporary expenses, as we engaged additional outside resources for our internal technology projects. Also impacting the three month period ended October 31, 2009 was decreased stock compensation expenses of $292,000.

The decrease in research and development expenses for the nine months ended October 31, 2009 was largely related to higher utilization of our engineering staff on development projects generating technology revenues resulting in $4.6 million in higher allocations of research and development expense to cost of technology revenues. In the three and nine months ended October 31, 2009 these expenses were partially offset by $2.5 million in higher consulting and temporary expenses, as we engaged additional outside resources for our internal technology projects.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Sales and marketing expenses	$5,727	$6,585	$16,885	$18,427
Change from same prior year period	-13%	10%	-8%	11%
Percentage of net revenues	10%	10%	10%	10%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The decrease for the three months ended October 31, 2009, as compared to the same prior year was largely related to our continued focus on efficiently managing our sales and marketing expenses given the continued decline in our TiVo-Owned subscription base. The decrease in sales and marketing expenses was primarily related to lower temporary and consulting employee expenses of $248,000 and reductions in public relations expenses of $281,000.

The decrease for the nine months ended October 31, 2009, as compared to the same prior year period was again largely related to our continued focus on efficiently managing our sales and marketing expenses given the continued decline in our TiVo-Owned subscription base. The decrease in sales and marketing expenses was primarily related to lower temporary and consulting employee expenses $623,000 and reductions in public relations expenses of $717,000.

Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,206	$2,301	$3,026	$4,348
Change from same prior year period	-48%	-75%	-30%	-82%
Percentage of net revenues	2%	4%	2%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service.

The decrease for the three months ended October 31, 2009, as compared to the same prior year period was largely related to reductions in advertising spending of $948,000 as we worked to manage and lower our subscription acquisition spending.

The decrease for the nine months ended October 31, 2009, as compared to the same prior year period was largely related to reductions in advertising spending of $722,000 and a reduction of web and online marketing expenses of $435,000 as we continued to work to manage and lower our subscription acquisition spending.

General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

	(In thousands, except percentages)
General and administrative	$11,165	$10,344	$34,634	$31,549
Change from same prior year period	8%	-7%	10%	-4%
Percentage of net revenues	20%	16%	20%	17%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three month period ended October 31, 2009, the increase of $821,000 in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $1.7 million, which was largely related to our EchoStar, Verizon, and AT&T litigations. These increases were partially offset by a reduction in depreciation expenses of $342,000, as fixed assets become fully depreciated, and a reduction in property tax expenses of $455,000, as we received a refund of previously disputed amount of property taxes that reversed a prior property tax expenses of the same amount taken by us in the quarter ended April 30, 2008, in the fiscal year ended January 31, 2009.

During the nine month period ended October 31, 2009, the increase of $3.1 million in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $4.1 million largely related to our EchoStar, Verizon, and AT&T litigations and increased stock compensation expenses of $1.2 million. These increases were partially offset by a reduction in depreciation expenses of $1.1 million, as fixed assets have become fully depreciated, combined with a reduction in property tax expense of $860,000.

Interest income.

Interest income resulting from cash, cash equivalents, and short-term investments held in interest bearing accounts for the three and nine months ended October 31, 2009 was $287,000 and $613,000, respectively. This was a decrease of $16.9 million and $17.6 million, as compared to the same prior year periods. During the three and nine months ended October 31, 2008 we received $16.8 million in interest related to the Litigation proceeds received from our EchoStar litigation. We have no such similar transaction during the three and nine months ended October 31, 2009.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of October 31, 2009, we had $245.0 million of cash, cash equivalents, and short-term investments. We believe our cash and cash equivalents, combined with funds generated from operations, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months.

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

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2009	2008

Net cash provided by operating activities	$10,994	$105,183

Net cash used in investing activities	$(125,200)	$(3,738)

Net cash provided by financing activities	$35,884	$9,501

Net Cash Provided by Operating Activities

During the nine months ended October 31, 2009 our net cash provided by operating activities was $11.0 million as compared to $105.2 million during the same prior year period. This change in operating cash flow was largely attributed to receipt of proceeds from the EchoStar litigation that we received in the quarter ended October 31, 2008. The quarter ended October 31, 2009 had no such similar transaction.

Net Cash Used in Investing Activities

The net cash used by investing activities for the nine months ended October 31, 2009 was approximately $125.2 million compared to $3.7 million for the same prior year period. The net cash used in investing activities for the nine months ended October 31, 2009, was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $115.9 million (which resulted in a corresponding increase in short-term investments of $115.9 million). Additionally, during the nine months ended October 31, 2009, we acquired property and equipment of $4.3 million which is used to support our business, and intangible assets of $1.5 million to enhance our patent portfolio. Finally, we paid $3.4 million for the purchase of a long term investment. This investment is being accounted for under the cost method of accounting.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2009, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $36.2 million and the issuance of common stock related to the employee stock purchase plan on June 30, 2009 of $2.3 million. This was partially offset by the repurchase of $2.6 million in restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$14,386	$2,229	$3,615	$3,852	$4,690
Purchase obligations	3,291	3,291	—	—	—

Total contractual cash obligations	$17,677	$5,520	$3,615	$3,852	$4,690

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory. The above table does not include a reserve of $587,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our condensed consolidated balance sheet dated October 31, 2009.

As of October 31, 2009, we recorded gross unrecognized tax benefits of approximately $126,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Our other commercial commitment as of October 31, 2009, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$252	$75	$177	$—	$—

Total contractual obligations	$252	$75	$177	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, high-grade government and corporate debt, and high-grade foreign corporate and government securities. We maintain our investments with three financial institutions with high credit ratings. We also hold investments in auction rate securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than one year (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of October 31, 2009, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $3.7 million that are classified as long term assets. We have recorded an unrealized loss on these auction rate securities of $1.3 million. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2009 (the end of the period covered by this Report).

There have been no changes in our internal control over financial reporting during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the heading “Legal Matters” set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

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

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (filed herewith)

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated December 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 9, 2009 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 9, 2009 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: December 9, 2009	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: December 9, 2009	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)