Form 10-Q/A
period 2009-10-31
TIVO INC
filed 2010-02-19
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are amending, as of February 19, 2010, our Quarterly Report on Form 10-Q for the three months ended October 31, 2009 (the “10-Q”), originally filed on December 9, 2009, to amend Part II, Item 4 entitled “Submissions of Matters to a Vote of Security Holders” for the sole purpose of including the voting results from TiVo Inc. Annual Meeting held on September 2, 2009 which were inadvertently omitted from the original 10-Q. This amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events, and this Amendment No. 1 on Form 10-Q should be read in conjunction with our other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of TiVo Inc. was held at the offices of Latham & Watkins LLP, 140 Scott Drive, Menlo Park, California on September 2, 2009. Out of 108,331,729 shares of Common Stock (as of the record date of July 3, 2009) entitled to vote at the meeting, 98,016,054 shares were present in person or by proxy.

The following nominated directors were elected, to serve until the 2012 Annual Meeting of Stockholders, or until their successors are elected, as follows:

NOMINEE	IN FAVOR	WITHHELD
Randy Komisar	82,478,542	15,537,512
Thomas Wolzien	84,515,787	13,500,267

The following directors’ terms of office continued after the meeting: William Cella, Jeffrey T. Hinson, Thomas Rogers, J. Heidi Roizen, Joseph Uva, and David M. Zaslav.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending January 31, 2010, was ratified as follows:

IN FAVOR	OPPOSED	ABSTAIN
97,264,731	591,621	159,701

The approval of the Amendment to the 2008 Equity Incentive Award Plan and to reserve 4,000,000 shares of the Company’s common stock for issuance pursuant to the plan:

IN FAVOR	OPPOSED	ABSTAIN
47,147,329	28,385,375	99,482

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated February 19, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated February 19, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: February 19, 2010	By:	/s/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: February 19, 2010	By:	/s/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)

4