Form 10-K
period 2010-01-31
TIVO INC
filed 2010-03-31
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $912.1 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

On March 22, 2010, the Registrant had 113,245,839 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Shareholders to be filed on or before May 31, 2010.

TIVO INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY  31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•

our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities and their impact on our total acquisition costs as well sales and marketing, subscription acquisition costs;

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and multiple system operators (MSOs)/Broadcasters average revenue per subscription;

•	our expectations of the growth in the future digital video recorder (“DVR”) market generally, and the high definition market specifically;

•	our expectations that in the future we may also offer services for non-DVR products;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•	our financial results, expected future increases in hardware losses, expectations of future revenues and profitability, and expectations for the future use of advertising trade credits;

•	our expectations with respect to the possible future outcomes and the possible receipt of additional damages in our on-going litigation with EchoStar;

•

our expectations with respect to the timing of future development and deployment with our distribution partners including the ongoing development and further deployment of the TiVo service on Comcast, the continued progress of development and future deployment of the TiVo service on Cox, the ongoing development and future launch of the High Definition (“HD”) DIRECTV DVR with TiVo service; and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the United Kingdom (“U.K.”);

•	future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	future increases in our operating expenses, including increases in research and development expenses, sales and marketing and subscription acquisition costs;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico), and in the future Virgin Media (U.K.) , Cox, and RCN) and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (U.K.), and Cablevision (Mexico) and deployment of the TiVo service by them now or in the future;

•

our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•

our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers and our expectations for further net declines in our TiVo-Owned as well as MSOs/Broadcasters’ subscriptions in the fiscal year ending January 31, 2011;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, “Business, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I

ITEM 1.	BUSINESS

General Development of Business

TiVo is a leading provider of advanced television technology and services that redefines home entertainment by providing consumers with an easy way to manage, control, watch, and record live television and receive thousands of movies and television shows from cable, broadcast, and broadband sources in one easy, intuitive user interface. These capabilities are made available through digital video recorders (“DVRs”) and we have agreements to offer services for non-DVR products in the future. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we have distribution agreements with Comcast, Cox, and satellite television providers, including DIRECTV, as well as international cable and broadcasting companies such as Seven Networks in Australia and New Zealand and Virgin Media in the United Kingdom (“U.K.”). We also provide innovative advertising solutions for the media industry, including a unique platform for interactive advertising and audience measurement services.

We currently receive revenues from three main sources:

•

Consumer Service. Our primary source of revenues is from consumers, who subscribe directly to the TiVo service and typically pay us monthly fees of up to $12.95 per month. We also offer consumers the option to prepay for one or three years of TiVo service at prices ranging from $129 to $299, or purchase a product lifetime subscription for $399 ($299 for existing customers who have at least one other qualifying subscription). We sell to consumers in part through distribution relationships with major retailers and direct through our on-line store at TiVo.com.

•

Licensing of Technology to Television Service Providers. We also work with satellite and cable television providers, including DIRECTV and Comcast, and in the future, Cox, Virgin Media, and RCN, who pay us recurring monthly fees in order to provide the TiVo service to their subscribers. We receive fees for licensing and professional services from these and other customers as well.

•

Media Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for the television advertising market. These include short- and long-form interactive video advertising, audience research measurement, lead generation, and commerce.

We continue to be subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain our technology; access to television programming including digital cable signals in connection with CableCARDTM and switched digital technologies; intellectual property claims by and against us; dependence on our relationships with third-party service providers such as Comcast and Seven/Hybrid TV (Australia and New Zealand) and others for MSO/Broadcaster subscription growth; and our ability to sustain and grow our TiVo-Owned subscription base. We conduct our operations through one reportable segment. We anticipate that our business will continue to be seasonal and expect to generate a significant number of our annual new TiVo-Owned subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending decline, we are cautious about our subscription growth in the near term. In fiscal year 2010 we incurred loss of $(23.9) million. However, we generated operating cash flows of $8.4 million. As of January 31, 2010, we had an accumulated deficit of $(696.1) million.

Industry Trends

Consumer Demand is Driving Widespread Adoption of Advanced Television Services. TiVo revolutionalized television viewing when it introduced the DVR over ten years ago. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in the consumption of entertainment. Our DVR products proved that the entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing. The compelling nature of that proposition led to significant DVR adoption in the U.S. and increasingly in major international markets. Today, approximately 38 million U.S. households have DVRs, up from approximately 31 million a year earlier and this is expected to increase to over 59 million by 2013, according to SNL Kagan and higher by other accounts.

Today, the emergence of broadband video is once again revolutionizing the way people consume entertainment. In fact, the rapid growth of broadband video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a means to effectively sort through, select from, and organize the growing volume of broadcast, cable, and broadband video content choices including television shows, movies, user generated videos, music, and other personal content including photos and home videos – whether that content was recorded via a DVR or delivered via broadband.

Television Distributors See Advanced Television Technology as a Competitive Asset and a Threat. Nearly all of the major television distributors in the United States including Comcast, DIRECTV, Dish (formerly “EchoStar”), Time-Warner Cable, and others, are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video. Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. These operators are looking for ways to more effectively attract and retain consumers to their own offerings and we believe that our unique user interface and software, including both our DVR and broadband television capabilities, can help increase customer satisfaction and reduce churn for television distributors in the United States and beyond. This is also a risk to our business to the extent that these companies view TiVo as a competitive threat and economically harmful rather than as a potential business partner.

DVR and Broadband Video is Changing the Television Advertising Industry. The decline of linear television viewing is requiring television advertisers to evaluate new and different ways to reach out to consumers. The DVR and broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.

Our Solution

We have created a unique set of technologies, products, and services that meet the needs of consumers, television distributors, and the advertising community. Our goal is to change the way consumers receive and watch television, broadband video, and advertising and to generate revenues through the deployment of our branded services and technology to television viewing households worldwide.

Provide Compelling, Easy-to-Use Consumer DVR Offering. The TiVo service, combined with a TiVo-enabled DVR, has an easy, intuitive user interface and many features that we believe dramatically improve a consumer’s television viewing experience. Depending on the model, TiVo-enabled DVRs and in the future TiVo-enabled set-top boxes and connected consumer electronics can support analog cable, digital cable, satellite, over-the-air broadcast television, and streaming and downloaded broadband video content, including standard definition and high definition television. Although TiVo’s newer retail products are not compatible with satellite service, we are working with DIRECTV to introduce a new platform that will do this. The TiVo service enables consumers to watch TV on their own schedule by automatically finding and digitally recording their favorite shows, or allowing consumers to access their favorite content over broadband. The TiVo service allows consumers to find new shows to watch through features that enable them to search for shows to record by subject, title, genre, actor, director, or channel. The TiVo service can also suggest shows that consumers may like based on shows they are recording. Consumers can also pause and rewind live and recorded television.

Offer Increasingly Differentiated Features and Service. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest in innovation to improve consumer choice, convenience, and control over their home entertainment and to make the TiVo service more compelling for both current and potential customers. For example, we recently launched a new high definition user interface that seamlessly integrates traditional linear television content with on demand content delivered via broadband in one user interface. Further, TiVo’s retail offering enables consumers to access millions of pieces of content that are not available with the vast majority of cable and satellite subscriptions. TiVo’s new Premiere product is one box that delivers DVR, cable box, movie box, web box, and music box functionality. We expect that a significant portion of our future product development efforts will be focused on broadband functionality as we believe that this area will bring the most significant enhancements to the TiVo service in the areas of mobility, entertainment personalization, broadcast/broadband integration, and search. We also offer a set of unique features to service providers deploying the TiVo service to help them maximize the value of their service offerings to their subscribers. These market-leading features include powerful search and discovery capabilities that integrate not only regular linear television content but also Video on Demand (“VOD”) content, including innovative means of highlighting HD content throughout the user interface.

License Our Technology. Part of our strategy focuses on developing versions of the TiVo service that can be deployed by third-parties (typically television service providers) in conjunction with both TiVo and third-party designed product boxes in order to promote the mass deployment of devices utilizing our technology. There are three ways in which we license our TiVo technology; a TiVo box provisioned as a set-top box where we are the hardware provider; TiVo software we build into third-party hardware; and software that is an upgrade to previously deployed software and hardware. We have announced partnerships with Comcast, Cox, DIRECTV, RCN, Virgin Media, and others to deploy our products in these manners.

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

Extend TiVo Products Beyond U.S. Market. We believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, we recently signed an exclusive distribution agreement in the United Kingdom with Virgin Media, the United Kingdom’s largest cable operator, to provide the TiVo service on next generation set-top boxes, including both DVR and non-DVR platforms. We also have distribution agreements in Australia, Mexico, New Zealand, and Taiwan. Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television distributors and our strategy is to sign additional international partnerships and distribution agreements in the future.

Increase Advertising Capabilities and Revenue. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed anonymous aggregated reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded Showcases including long-form video, requests for information, and customizable applications such as car configurators. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue developing and enhancing these offerings, which take advantage of the unique tagging, recording, storage, and viewing capabilities of the TiVo service.

Increase Audience Research Capabilities and Revenue. We offer advertisers, advertising agencies and television networks second-by-second reporting on television program and commercial viewership in our subscribers’ homes. We make this available via several products including: Stop||Watch ratings service which is based on an anonymous, aggregate nightly sample of 350,000 TiVo subscribers; Stop||Watch local ratings service which provides local anonymous second-by-second viewing data; Power||Watch which is based on a panel of 35,000 TiVo subscribers who have volunteered to participate in this on-going research project and have opted-in to allow viewership to be associated with their set-top boxes and, on an anonymous aggregated basis, various characteristics of their household which they have provided to us; True Targets which enables brand clients to overlay their proprietary audience segmenting tools across the Power||Watch panel to gain insight into how their targeted audience segments consume television content; and Power||Watch for Quantcast, where TiVo has partnered with Internet measurement firm Quantcast to create a research product that combines anonymous television viewing data from the Power||Watch panel and combines with anonymous Internet behavior data from Quantcast’s direct Internet measurement to offer advertisers a “single-source” view of television and Internet consumption in the same households. Additionally, we’ve partnered with companies who can use our anonymous viewing data to fuel products which are complementary to TiVo’s own research offerings, such as TRA. TRA combines anonymous viewing data with purchase data. We plan to continue developing and enhancing these offerings by using the viewing data already available to us to present deeper insights into how households consume DVR and non-linear television content.

Our Technology

TiVo has developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that receives over-the-air digital signals and is CableCARDTM ready and can also be deployed by cable operators such as RCN, on integrated set-top boxes used by major television distributors, such as DIRECTV and in the future Virgin Media, through software downloads on set-top boxes for cable television providers like Comcast and in the future Cox, and through over-the-air DVB-T in Australia and New Zealand. Our strategy is to sign additional distribution agreements in the future to make the TiVo service available on set-top boxes and other devices. TiVo’s technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled DVR hardware design.

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

We are currently extending the TiVo service client software to enable future deployment on certain commonly used integrated DVR set-top boxes. Under the terms of our agreement with Comcast, for example, Comcast has made the TiVo service available in the New England region as a software upgrade to its already installed base of certain Motorola DVRs and in the future on certain Cisco DVRs. We also intend to extend the TiVo service to run on other DVR set-top boxes capable of supporting Comcast-deployed middleware and forthcoming Tru2Way solutions.

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

TiVo-Enabled DVR Hardware Design. The TiVo-enabled DVR hardware design is a specification developed by TiVo for set-top boxes containing a hard disk drive, a CPU and memory, digital video chips, and other components. We provide this design to our contract manufacturer that produces TiVo-branded DVRs. The DVR hardware design has been integrated into a variety of products. The TiVo-enabled DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, and satellite applications. In addition, certain designs include USB ports to allow connection to broadband networks and external devices to enable existing and future services. A TiVo-enabled DVR without a subscription to the TiVo service has minimal functionality.

Significant Relationships

Comcast. On March 15, 2005, we entered into a non-exclusive licensing and marketing agreement with entities affiliated with Comcast Corporation. Pursuant to this agreement, we agreed to develop a TiVo-branded software solution for deployment on Comcast’s DVR platforms, which would enable the TiVo user interface and DVR application, which includes features, such as WishList® searches, and Season Pass® recordings. In addition, we agreed to develop an advertising management system for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

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

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. The TiVo service software solution has launched in its initial market, the New England Region. We expect Comcast to launch the TiVo service in additional markets. Deployment of the advertising management system is expected in the future. Our statement of works with Comcast provides for continued funding for engineering services in fiscal year 2011 to support these activities.

DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2010, DIRECTV represents a significant portion of our 1.1 million MSO/Broadcaster subscriptions.

DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to a minimum monthly amount. We incur limited recurring expenses. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. We are continuing to provide DIRECTV with engineering services related to currently installed hardware and updates and feature enhancements for existing platforms and customers.

Additionally, DIRECTV distributes TiVo advertising features on DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell this advertising and collect audience research measurement data, with each party retaining all their respective revenues generated from such sales.

DIRECTV currently does not have the right to continue to distribute DIRECTV receivers with TiVo service to new customers. Additionally, DIRECTV has added high definition programming in a format that is not compatible with the currently deployed population of TiVo-enabled high definition DVRs previously distributed by DIRECTV and is currently supporting a competing DVR platform. As a result, we have seen a reduction in the number of DIRECTV receivers with TiVo service subscriptions, a trend that we expect to continue until our new product for DIRECTV becomes available as further described below.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo service. Under the terms of this non-exclusive arrangement, TiVo is developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR which TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. DIRECTV, upon deployment of the HD DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new HD DIRECTV DVRs with TiVo than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched.

Best Buy. Best Buy is one of the largest nationwide retailers of consumer electronics in the United States. We have had a long standing relationship with Best Buy since 1999 to sell our TiVo DVRs to consumers.

On July 7, 2009, we entered into the Master Marketing and Development Agreement (the “Marketing Agreement”), with Best Buy Stores, L.P., which amends and supplements our existing Vendor Agreement, as amended, dated as of March 3, 2002 (the “Vendor Agreement”), with Best Buy Purchasing, L.L.C. During the term of the Marketing Agreement, Best Buy has agreed to make a significant increased annual marketing commitment to promote and market TiVo DVRs in the Best Buy retail channel commencing with the launch of our new TiVo Premiere box. In return TiVo has agreed to provide Best Buy with an on-going promotional presence on the TiVo service as well as continued revenue share payments in connection with the number of TiVo service subscriptions acquired from Best Buy sales of TiVo DVRs during the term of the Marketing Agreement.

Also as part of the Marketing Agreement, we have agreed to work together with Best Buy to investigate a number of future development initiatives around integrating existing and future Best Buy digital services on the TiVo DVRs and the TiVo service. Additionally, we have agreed to investigate with Best Buy the development of an interactive television application for potential deployment on future broad-band enabled consumer electronics devices such as televisions and Blu-Ray recorders. The Marketing Agreement has an initial term of five (5) years, but may be terminated sooner by either party subject to certain conditions.

Other Relationships

Cox. On August 22, 2006, we entered into a non-exclusive licensing and distribution agreement with Cox Communications (otherwise referred to as Cox). Pursuant to the agreement, we have agreed to develop a TiVo-branded software solution for deployment on Cox’s DVR platforms, which would enable Cox to offer our DVR and advertising software to its customers and advertising clients respectively. In addition, we have agreed to develop an advertising management system for deployment on Cox platforms to enable the provision of local and national advertising to Cox subscribers. The initial term of our agreement is for five years from completion of the TiVo service software solution, but no longer than seven years after the effective date of the agreement. As part of our agreement with Cox, we will have the right to sell advertising in connection with our service offered through Cox as well as on other Cox DVR set-top boxes enabled with the advertising management system. As part of the agreement, Cox is receiving a non-exclusive, non-transferable license to specific TiVo intellectual property to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights.

Seven/Hybrid TV. On March 19, 2007, we entered into an exclusive distribution relationship with Seven Networks and Hybrid Television Services for Australia and New Zealand. Seven Networks is the one of the largest broadcasters in Australia. Under the agreement Hybrid Television Services (a subsidiary of Seven Networks, or “Hybrid TV”) will be the exclusive licensee and distributor of TiVo digital video recording technology, services, and trademarks in Australia and New Zealand. In July 2008, Hybrid TV first distributed TiVo in Australia. In 2009, Television New Zealand International Limited (“TVNZ”) became a part owner in Hybrid TV with Seven. In November 2009, Hybrid TV first distributed TiVo in New Zealand.

Virgin Media. On November 23, 2009, we entered into a mutually exclusive distribution relationship with Virgin Media in the United Kingdom. Virgin Media is the largest cable operator in the U.K. and also the country’s second largest pay television provider. Under the agreement TiVo will be the exclusive middleware and user interface software deployed by Virgin on its next generation platforms including both DVR and non-DVR set-top boxes. TiVo will receive recurring monthly fees for use of our software by Virgin after deployment and there are minimum commitments with respect to those fees. Virgin is also the exclusive licensee of certain TiVo technology and trademarks in the U.K.

Sales and Marketing

Consumer Offerings. We sell subscriptions to the TiVo service directly to consumers who have purchased a TiVo-enabled DVR. To drive sales while managing costs, we have shared marketing expenses with key retailers, and in some cases, we have offered to share a portion of the subscription revenues. We currently manufacture and sell two high definition models of TiVo-enabled DVRs, the high-definition TiVo Premiere DVR, and the high-definition TiVo Premiere XL DVR which retail for $299, and $499, respectively.

Services to Television Service Providers. We also sell our technology and services to television service providers, such as Comcast, DIRECTV, RCN, Virgin Media, and others who then market the TiVo service to their subscribers.

Services to the Advertising Industry. We also sell advertising and audience research measurement services, through a dedicated team of salespeople and through partnerships with third parties like TRA, Quantcast, and NBC Universal.

Customer Service and Support

For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. For our DIRECTV receivers with TiVo service, DIRECTV is primarily responsible for customer support. In most cases, when our product is sold through a television service provider (such as Comcast, Cox, Virgin, and RCN) the service provider is primarily responsible for customer support. We provide training and other assistance to these service providers.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.

We offer a manufacturer’s warranty of 90 days for labor and one year for parts on the DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions. For our direct sales that include both a TiVo-Owned standalone DVR and a subscription to our service (other than product lifetime subscriptions), we extend such manufacturer’s warranty for parts only for the duration of the initial subscription which may last as long as three years. We contract with third parties to handle warranty repair.

Research and Product Development

Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2010	2009	2008
	(in millions)
Research and Development Expenses	$63.0	$62.1	$58.8

We increased the number of our regular, temporary, and part-time employees engaged in research and development by 21% from a total of 285 as of January 31, 2009 to 345 as of January 31, 2010. While R&D headcount increased, R&D costs did not experience a proportional increase as certain R&D headcount related costs are allocated to cost of technology revenues for utilization of our engineering staff on development projects generating technology revenues.

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

Competition

We believe that the principal competitive factors in the advanced television market, which includes DVRs and broadband enabled consumer electronic devices are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: non-TiVo DVRs offered by satellite, cable, and telecommunications operators and advanced television products and DVRs offered by consumer electronics and software companies.

Competition in the TiVo-Owned Subscription Business. Our retail products compete against services sold directly by cable, telecommunications, and satellite operators including Dish (formerly “EchoStar”), DIRECTV, Comcast, Time Warner, Verizon, and AT&T. These products typically combine television reception with DVR functionality; most of these products include multiple tuners, high definition recording, and in some cases multi-room viewing capability. Some of these products are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, these products are usually professionally installed and may appeal to consumers who do not proactively select a DVR service. Additionally, some U.S. cable operators are currently deploying server-based Video on Demand (“VOD”) technology, which over time could serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has announced plans to deploy server-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.

Our retail products also compete against products with DVR functionality and internet-enabled services offered by consumer electronics companies including:

•	Standalone DVR: Some consumer electronics companies, including Panasonic and Sony, also produce DVD recorders with hard drives.

•

Personal computers: Microsoft based PCs and Apple products (among others) enable a variety of entertainment features and services which offer alternatives to traditional DVR services, primarily via internet delivery of content.

•

Broadband Capable Devices and game consoles: We are seeing a proliferation of broadband enabled devices, such as connected televisions, “smartphones”, single purpose broadband set-top boxes and gaming consoles that offer broadband delivered content. Though these devices do not offer the breadth of the TiVo service, they do compete for consumer purchases. In addition, many consumer electronics companies have television or DVD products that are internet enabled, allowing them to access content and applications from various sources. In the future, companies such as Sony and Microsoft could incorporate DVR technology into their video game consoles, and Microsoft has now enabled the digital delivery of video programming over the internet to its game console.

Competition in our MSO/Broadcaster business. Our MSO/Broadcaster revenues depend upon both our ability to successfully negotiate agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as Microsoft, OpenTV (a unit of Kudelski), NDS, Motorola, Cisco, and Rovi, which have created competing products that provide middleware and application software for use on television set-top boxes and consumer electronic devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers. We also face competition from internal development initiatives at some large service providers and consumer electronics manufacturers who may choose to develop similar products on their own rather than resell products/services developed by TiVo.

Competition in the Media Services business. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, Video on Demand, internet, and other emerging advertising platforms for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising.

We compete with audience research companies such as Nielsen, Kantar Media Research, and RenTrak for research spend from advertisers, advertising agencies, and television networks. These companies have all announced intentions to provide second-by-second viewership information based on data from digital cable set-top boxes and satellite set-top boxes. The type of research we provide is a discretionary purchase. If advertisers, advertising agencies, and television networks perceive the information provided by these companies to be more valuable, they may invest in those services rather than ours, or they may choose not to purchase this type of information at all.

Patents and Intellectual Property

We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 157 foreign and domestic patents and have approximately 227 foreign and domestic patent applications pending.

TiVo has also acquired the exclusive right to license and enforce U.S. patent number 5,241,428 entitled Variable-Delay Video Recorder known in the industry as the Goldwasser Patent. Filed in March 1991, the Goldwasser Patent is one of the earliest patents regarding digital video recorders of which we are aware. This patent generally relates to the simultaneous recording and playback of video material with a variable time delay between recording and playback of a given video program segment. The expiration date of the Goldwasser Patent is March 12, 2011.

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

TiVo has secured numerous foreign and domestic trademark registrations for its distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass,” Thumbs logos, and certain sound marks. We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I, Item 1A, “Risk Factors – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Pending Intellectual Property Litigation” for additional information concerning our intellectual property.

Privacy Policy

We have adopted a privacy policy, which we make available on our website at www.tivo.com/privacy and deliver to each new subscriber to the TiVo service. This policy was last updated in January 2010 to cover new features that we have introduced and plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but unless the subscriber gives prior consent, we do not collect or access personally identifiable viewing information from a subscriber’s DVRs except as necessary to provide service to the DVR. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.

We have designed a system that ensures that any anonymous viewing information transmitted from a TiVo-enabled DVR remains unidentifiable to a particular viewer (known as anonymous viewing information). Anonymous viewing information is collected separately from any information that identifies a viewer personally. As a result, we may be able to use this anonymous information to tell a broadcast or advertising client the percentage of our viewers that recorded a particular program or advertisement, but we will not know, nor be able to tell the client, which of our viewers did so, unless a viewer decides to provide that information.

Employees

At March 22, 2010, we employed approximately 509 employees, including 49 in service operations, 285 in research and development, 65 in sales and marketing, and 110 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.

Executive Officers and Key Employees (as of March 22, 2010):

Name	Age	Position
Thomas Rogers	55	President and CEO
Anna Brunelle	42	Vice President, Chief Financial Officer
James Barton	51	Senior Vice President, R&D, Chief Technology Officer
Jeffrey Klugman	49	Senior Vice President Products and Revenue
Mark A. Roberts	49	Senior Vice President of Engineering and Operations
Matthew Zinn	45	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	54	Senior Vice President, Human Resources

Thomas Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Since November 2006, Mr. Rogers has served as member of the Board of Directors of SuperMedia and is currently the acting Chairman of the Board. SuperMedia (NYSE: SPMD), formerly Idearc Inc. which filed for bankruptcy in 2009, is one of the nation’s largest providers of yellow and white pages directories and related advertising products. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. Since July 2003, he has also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.

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

Jeffrey Klugman was named Senior Vice President of Products and Revenue on November 1, 2009. Prior to that Mr. Klugman had served, as Vice President of Technology Licensing from December 2001 until February 2004, Vice President, TiVo Platform Business from February 2004 until April 2005, and Senior Vice President and General Manager, Service Provider and Advertising Products Division from April 2005 to November 2009. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal start-up focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering from Carnegie Mellon University and an M.B.A. degree from the Stanford Business School.

Mark A. Roberts was named Senior Vice President of Engineering and Operations on November 1, 2009. Mr. Roberts oversees Engineering and Operations company-wide, which includes engineering activity for consumer product distribution, service providers, advertising and audience research efforts as well as manufacturing, distribution, call center, service operations, information technology, facilities and broadcast center operations. Previously, Mr. Roberts had served as Chief Information Officer of TiVo from March 1999 until December 2002, Senior Vice President of Engineering since December 2002 until October 2005 and Senior Vice President of Consumer Products and Operations from October 2005 until November 2009. . Prior to joining TiVo, he served as Vice President of Information Technology at Acuson Corporation, a medical ultrasound company, from March 1996 to March 1999. From July 1990 to March 1996, Mr. Roberts was Director of Information Systems at SGI. Mr. Roberts holds a B.S. degree in Economics from Santa Clara University.

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

Nancy Kato was named Senior Vice President of Human Resources in April 2006. Ms. Kato has served as Vice President, Human Resources since January 2005. From January 2003 to January 2005 Ms. Kato was Vice President of Global Compensation at Hewlett-Packard. From December 2000 to October 2002 Ms. Kato was Senior Vice President of Human Resources for Ariba. She has also held senior roles at Compaq and Tandem. Prior to her career in Human Resources, Ms. Kato had been a child and family therapist and an undergraduate studies instructor at Stanford University. Ms. Kato holds a B.S. in Health Sciences and M.A. in Education and Counseling from San Jose State University.

Other Information

TiVo was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (U.K.) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a small Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware.

We maintain an Internet website at the following address: www.tivo.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (“the SEC”).

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

Other information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditor Fees and Services.”

ITEM 1A.	RISK FACTORS

We have incurred significant net losses and may never achieve sustained profitability.

During the fiscal years ended January 31, 2010, 2009, and 2008, our net income (losses) were $(23.9) million, $103.6 million, and $(31.6) million, respectively. During the fiscal year ended January 31, 2010, our cash provided by our operations was $8.4 million. As of January 31, 2010, we had an accumulated deficit of $(696.1) million. The size of future net losses will depend in part on our subscription revenues and on our expenses. We will need to generate significant additional revenues to achieve sustained profitability.

We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition costs, and hinder our ability to generate new subscriptions.

The DVR and advanced television solutions market is rapidly evolving, and we face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach or sustain profitability in the future. If new technologies render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.

We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD based services on standard set-top boxes which stream content remotely) offered by telecommunications, cable and satellite operators and DVRs offered by consumer electronics and software companies. For more information on our competitors, see our discussion on competition in Item 1. “Business.”

Licensing Competitors. Our revenues depend both upon our ability to successfully negotiate agreements with our consumer electronics and service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as Microsoft, Gemstar, OpenTV, NDS, DIRECTV, EchoStar, Pace, Digeo, Motorola, Cisco, Gotuit, and 2Wire, which have created competing digital video recording technologies. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs.

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

We do not currently have a long-term written supply agreement with Broadcom. Therefore, Broadcom may not be contractually obligated to supply us with these key components on a long-term basis or at all. In addition to the above, we have several other sole suppliers for key components of our products, although it is currently anticipated that the majority of those will be provided under signed supply agreements.

Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., or Tribune, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. Tribune Media Services, along with their parent company, Tribune Co., filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left will an unsecured claim in Tribune’s bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.

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

We depend upon third parties to provide supply chain services related to inventory management, order fulfillment, and direct sales logistics. We rely on third-party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third-party retailers. If one or several of our third-party supply chain partners were to discontinue services for us, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered which could in turn harm our business.

We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, (who is our sole nationwide consumer electronics retailer), and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

The emerging enhanced-television industry is highly litigious. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the enhanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies by us is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.

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

On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (“ECC”) in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million dollars. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of TiVo Inc. in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. On April 11, 2008, the Federal Circuit denied EchoStar’s combined petition for a panel rehearing and en banc rehearing of the Federal Circuit’s denial of their appeal of the district court’s judgment. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar. On February 17, 2009, the U.S. District Court held a contempt hearing in connection with EchoStar’s alleged work-around of the Company’s patent. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 which was stayed pending appeal on July 1, 2009 by the Federal Circuit. On March 4, 2010, the Federal Circuit fully affirmed the District Court’s finding of contempt of its permanent injunction against EchoStar. EchoStar has indicated that it intends to file a petition seeking rehearing en banc. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010. We continue to incur material expenses in connection with this lawsuit. For a complete description of this lawsuit, please see our discussion under Item 3. “Legal Proceedings.”

We have filed patent infringement lawsuits against Verizon and AT&T. We are incurring significant expenses as a result, and an adverse outcome in either lawsuit could harm our business.

On August 26, 2009, we filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). Our complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation moved to intervene in the action filed against AT&T Inc.

On February 24, 2010, Verizon answered our August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents we asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers’ Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. On March 17, 2010, Verizon filed a motion to transfer the proceedings to the United States District Court for the District of New Jersey.

On January 19, 2010, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California for infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks among other things, damages and a permanent injuction.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (“AT&T”) filed a complaint against us in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. We continue to incur material expenses in connection with the AT&T, Verizon, and Microsoft lawsuits. Please see our discussion under Item 3. “Legal Proceedings” for additional information on our pending litigation.

EchoStar has filed a second re-examination with United States Patent and Trademark Office (“PTO”) regarding our Time Warp patent. On August 3, 2009, the PTO issued a preliminary rejection of certain claims in our Time Warp Patent which we intend to defend, but the invalidation of the Time Warp patent would adversely impact our business.

On August 3, 2009, the United States Patent and Trademark Office (“the PTO”) issued an office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. We intend to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; however, we are incurring material expenses in connection with this re-examination, and in the event there is an adverse outcome such as the Time Warp patent being invalidated and we are unable to license or enforce it in the future, our business could be harmed. At this time, we are unable to estimate the likelihood of an adverse outcome or the extent to which our business would be harmed by an adverse outcome.

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

A significant part of our installed subscription base results from our relationship with DIRECTV which we expect to continue to decrease in the future due to DIRECTV’s on-going support of competing DVRs.

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

Under the terms of our non-exclusive arrangement, we are working with DIRECTV and its suppliers to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform to deliver the new HD DIRECTV DVR with TiVo Service to DIRECTV for a launch to consumers later this year. We may face significant technological, third-party supplier and other challenges in our development of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform, any of which could delay or prevent us from delivering the new product. If we are unable to successfully develop this new broadband-enabled HD DVR with TiVo service for deployment by DIRECTV, we would not be able to acquire new subscribers from DIRECTV under these new agreements and our business could be harmed.

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

We also expect to compete with digital cable, satellite, and telecommunications services that provide consumers with DVR and VOD-based services via a network connection on an on-demand basis. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has stated a desire to test server-based DVR technology, later this year. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings or offer linear television programming in other VOD-based broadband delivered services, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services or equivalent VOD-based viewing services (such as the TV Everywhere service from Comcast) without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition and results of operations could be harmed.

We are currently only able to offer a high definition DVR that has access to digital cable signals. Only the cable industry in the United States is currently required to provide access to digital high definition television signals through CableCARD™ technology. Without separate agreements with satellite operators, such as our agreement with DIRECTV, or other telecommunication providers, such as AT&T, who offer television service that would give us access to digital and high definition television, our ability to attract their subscribers to the TiVo service is limited and our business, financial condition and results of operations could be harmed.

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

Many consumers are not aware of the full range of benefits of our products and services. DVR products and services are a continually evolving consumer electronic category. Retailers, consumers, and potential partners may perceive little or no benefit from digital video recorder products and services. Many consumers are not aware of its benefits, such as the ability to seamlessly integrate linear and broadband/VOD-based video, time-shifting of linear television, transfer of recorded programs to portable devices, access to web based and broadband delivered content not available through traditional cable and satellite operators, and therefore may not value the benefits of the TiVo service and products. We will need to continue to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content through broadband, including from broadband devices connected directly to the TV or through a PC connected to the TV.

We have previously launched access to the entertainment offerings of Amazon Video on Demand (formerly “Unbox”) service, Netflix, Blockbuster On Demand, CinemaNow, and Jaman for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offerings with Amazon Video On Demand, Netflix, Blockbuster On Demand, CinemaNow, and Jaman involve no significant long-term commitments. We face competitive, technological, and business risks in our on-going provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including availability of premium content and speed and quality of the delivery, including the availability of high definition content in the future, of such content to TiVo DVRs. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku and Vudu (which recently announced it was being acquired by Walmart) that provide broadband delivered digital content directly to a consumer’s television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer’s personal computer, which in some cases may then be viewed on a consumer’s television. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, Blockbuster, and our other partners, on our own, or an equivalent offering with another third-party, the attractiveness of the TiVo service to new subscribers could be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers could be harmed.

We face risks associated with various cable operators making their own transition to digital transmission of cable signals.

We face increased risks in addition to the 2009 digital transition as cable operators are currently only required to carry analog signals for customers through February 2012 where cable operators transmit in both analog and digital formats. Cable operators who transmit entirely in digital format to their customers and make set top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition Series2™ DVR is reduced to a single tuner experience when used exclusively with a cable set top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although we do currently offer to our customers high definition digital video recorders, the TiVo Premiere box and the TiVo Premiere XL box, which are CableCARD™ capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers or which are otherwise for sale to customers are impacted, such an impact may cause such customers to cancel their subscriptions. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service, and in such an event our business would be harmed.

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

We will need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCARDs, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCARD-related issues. Some customers require significant support when installing the DVR and required CableCARDs for our HD DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCARD installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of a CableCARD for TiVo customers may be performed by third-party cable operators and TiVo would then be dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and a CableCARD will damage our reputation in the digital video recorder and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.

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

We engage in licensing, development, and engineering services agreements with our customers, such as Comcast, Cox, DIRECTV, and Virgin Media. These types of contracts are typically long-term and complex. The engineering services we agree to provide may be essential to the functionality of the licensed software or such software may involve significant customization and modification. We believe we are able to make reasonably dependable cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different results for related expenses and revenues. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by us. Any inability to properly manage, estimate, and perform these development and engineering services for our customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We received the product lifetime subscription fee for the TiVo service in advance and amortize it as subscription revenue over 60 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (“ARPU”) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2010, we had approximately 279,000 product lifetime subscriptions that had exceeded the 60 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. This represents approximately 45% of our cumulative lifetime subscriptions as compared to 34% in fiscal year ended January 31, 2009. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.

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

From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may include equity investments by such parties in our Company or may include exclusivity provisions. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, and who we work with, in the future.

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

We could be prevented from selling or developing our TiVo software if the GNU/Linux operating system is held to infringe third-party intellectual property rights or if the GNU General Public License governing the GNU/Linux operating system and Linux kernel and similar licenses under which our product is developed and licensed are not enforceable or are interpreted broadly.

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

In addition, a version of the GNU General Public License (“the GPL v3”) was recently released that contains terms that restrict the manner in which hardware manufacturers may use software licensed under the GPL v3. If such terms are broadly interpreted and the GPL v3 is widely adopted among the Linux developer community, we may be unable to incorporate future enhancements to the GNU/Linux operating system into our software, which could adversely affect our business.

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

We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are beginning to test and deploy switched digital video technologies to transmit television programs in a non-linear fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators have started to deploy a solution to enable our customers to receive channels delivered with switched technologies (known as the “Tuning Adapter”), if this technology is not successful or in not adopted by our customers (due to cost, complexity, or functionality), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. For instance, recognizing the significant increase in our investments of cash as a result of our on-going patent litigation, we have instituted controls to monitor compliance with the Investment Company Act of 1940 (“the 1940 Act”). If we fail to maintain compliance with the 1940 Act in the future, such noncompliance could have significant adverse impact on our business. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

As of January 31, 2010, our long-term investments included approximately $5.0 million of investment-grade auction rate securities issued by education finance companies, on which we have recorded unrealized losses of approximately $888,000 as of January 31, 2010. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the financial health of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

We and the third-party vendors we work with will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so by us or our third-party vendors will adversely affect our business.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”), and our failure to comply with the laws and regulations there under could result in penalties which could harm our reputation, business, and financial condition.

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

In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. For example, due to lower than expected sales of standard definition DVRs and the resulting changes in our sales forecast, in the fiscal year ended January 31, 2008 we recorded an inventory related charge of $6.4 million for excess raw materials, finished goods inventory, and non-cancelable purchase commitments. Subsequently, the actual sales of our standard definition DVRs exceeded our expectations and we utilized approximately $4.9 million and $1.5 million of previously impaired inventory during the fiscal years ended January 31, 2009 and 2010, respectively. As of January 31, 2010 we have $2.2 million of inventory reserves still remaining on the consolidated balance sheet. If we were to over estimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.

We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Mexico, Canada, Australia, and New Zealand. We have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed. We have and expect to continue to partner with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.

We face significant risks to our business when we engage in the outsourcing of engineering work which, if not properly managed, could result in the loss of valuable intellectual property which could harm our business.

We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, Taiwan, India, Ukraine, United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights and as a result our business could be harmed.

Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers.

Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location and continue to explore the benefits of establishing a backup facility. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.

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

Our Certificate of Incorporation, Bylaws, Rights Agreement and Delaware law could discourage a third-party from acquiring us and consequently decrease the market value of our common stock.

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

On January 9, 2001, our Board of Directors adopted a Rights Agreement. Our Rights Agreement was last amended on January 26, 2010. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more of our common stock. In the event that a person becomes an “acquiring person” or if we are the surviving corporation in a merger with an “acquiring person” and the shares of our common stock were not changed or exchanged, the rights will thereafter become exercisable for a number of shares of our common stock equal to two times the then current purchase price of the right. On January 26, 2010, we provided a limited exemption from the Rights Plan’s definition of Acquiring Person for BlackRock Inc. and its affiliates and associates to acquire up to 16.99% of our common stock. This limited exemption for BlackRock to the definition of Acquiring Person shall continue, unless otherwise amended by our Board, until the earliest of (a) such time as BlackRock ceases to beneficially own 10% or more of our common stock, (b) BlackRock Inc. or any parent entity is subject to a change of control or (c) BlackRock reports or is required to report on Schedule 13D (or any successor or comparable report) its beneficial ownership of our common stock. The rights are not exercisable as of the date of this filing. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.

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

Factors that may affect our annual operating results include:

•	demand for TiVo-enabled DVRs and the TiVo service;

•	the timing and introduction of new services and features on the TiVo service;

•	seasonality and other consumer and advertising trends;

•	changes in revenue sharing arrangements with our strategic relationships;

•	entering into new or terminating existing strategic partnerships;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	timing of revenue recognition under our agreements;

•	loss of subscriptions to the TiVo service;

•	recruiting and retention of key personnel; and

•	general economic conditions.

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

We expect that our existing capital resources will be sufficient to meet our cash requirements through the next twelve months and beyond. However, as we continue to grow our business, we may need to raise additional capital, which may not be available on acceptable terms or at all. We may also incur debt which will subject us to restrictive covenants which if violated by us would cause us to incur penalties and increased expenses which could in turn harm our business. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

As of January 31, 2010, options to purchase a total of 14,918,906 shares and 4,467,429 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 4,135,419 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.

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

The market price of our common stock is highly volatile. Since our initial public offering in September 1999 through March 15, 2010, our common stock has closed between $71.50 per share and $2.55 per share, closing at $16.67 on March 22, 2010. The market price of our common stock may be subject to significant fluctuations in response to, among other things, the factors discussed in this section and the following factors:

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

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2017, and is comprised of two buildings totaling 127,124 square feet of office space and part of another building under a lease that expires on April 1, 2012 totaling 11,985 square feet of space for a total of 139,109 square feet of office space. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation and EchoStar DBS Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” The Company subsequently amended its complaint to add related entities (collectively “EchoStar”) The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited the defendants from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of the Company in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to Claims 31 and 61 of the patent (the so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (the so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represented damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. The Court also awarded TiVo an approximately $103 million plus interest for EchoStar’s continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages.

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. On February 8, 2010, the Court entered an Order quantifying the attorney’s fees and costs incurred during the contempt proceedings to be $5.8 million. Enforcement of these awards remains stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On March 4, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. fully affirmed the United States District Court for the Eastern District of Texas’s finding of contempt of its permanent injunction against EchoStar, including both the disablement and infringement provisions, regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. EchoStar has indicated that it intends to file a petition seeking rehearing en banc. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010.

On August 3, 2009, the United States Patent and Trademark Office (“the PTO”) issued an office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company intends to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; however, the Company is incurring material expenses in connection with this lawsuit, and in the event there is an adverse outcome, the Company’s business could be harmed. At this time, the Company is unable to estimate the likelihood of an adverse outcome or the extent to which the Company’s business would be harmed by an adverse outcome.

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

On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation moved to intervene in the action filed against AT&T Inc. The Company is incurring material expenses in connection with this litigation.

On February 24, 2010, Verizon answered TiVo’s August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers’ Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. On March 17, 2010, Verizon filed a motion to transfer the proceedings to the United States District Court for the District of New Jersey. The Company is incurring material expenses in connection with this litigation.

On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks, among other things, damages and a permanent injunction. The Company is incurring material expenses in connection with this litigation.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (“AT&T”) filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. The Company is incurring material expenses in connection with this litigation.

Securities Litigation. The Company and certain of its officers and directors (TiVo defendants) were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company’s executive officers who were named as defendants in this action were dismissed without prejudice.

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

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (“Lead Underwriters”), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the “Moving Issuers”), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2010, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2010	High	Low
Fourth Quarter ended January 31, 2010	$11.30	$8.97
Third Quarter ended October 31, 2009	$12.78	$9.40
Second Quarter ended July 31, 2009	$11.62	$6.41
First Quarter ended April 30, 2009	$7.85	$6.06

Fiscal Year 2009	High	Low
Fourth Quarter ended January 31, 2009	$7.63	$4.00
Third Quarter ended October 31, 2008	$9.07	$4.95
Second Quarter ended July 31, 2008	$9.00	$5.86
First Quarter ended April 30, 2008	$9.43	$7.38

Holders of Record

As of March 22, 2010, we had 1,164 stockholders of record and the closing price of our common stock was $16.67 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended January 31, 2010 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Equity Compensation Plan Information

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2010.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our 1999 Employee Incentive Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
February 1 through February 28, 2009	9,654	$7.62	—	$—
March 1 through March 31, 2009	127,730	$7.43	—	$—
April 1 through April 30, 2009	131,870	$7.47	—	$—
June 1 through June 30, 2009	459	$9.21	—	$—
July 1 through July 31, 2009	38,198	$10.77	—	$—
September 1 through September 30, 2009	16,154	$10.49	—	$—
November 1 through November 30, 2009	3,668	$9.98	—	$—
December 1 through December 31, 2009	3,735	$9.87	—	$—

The Company will continue to reacquire shares of stock from employees as their restricted stock grants vest.

Stock Performance Graph

The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2005, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

	January 31,
	2005	2006	2007	2008	2009	2010
TiVo Inc.	100.00	137.41	133.42	218.70	179.30	224.94
NASDAQ Composite	100.00	111.69	122.94	117.70	72.63	105.78
RDG Technology Composite	100.00	114.18	121.40	118.74	74.27	114.17

Item 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2010, 2009, 2008, 2007, and 2006, respectively, have been derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data and share amounts)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$159,772	$188,408	$211,496	$198,924	$167,194
Technology revenues	29,907	20,126	19,382	18,409	2,797
Hardware revenues	47,907	41,133	41,798	41,588	28,138

Net revenues	237,586	249,667	272,676	258,921	198,129

Cost and Expenses
Cost of service revenues	40,878	44,603	42,976	43,328	34,179
Cost of technology revenues	20,703	12,300	17,367	16,849	782
Cost of hardware revenues	65,909	57,742	92,052	112,505	87,005
Research and development	63,039	62,083	58,780	50,728	41,087
Sales and marketing	23,270	24,944	23,987	22,520	18,610
Sales and marketing, subscription acquisition costs	5,048	6,038	31,050	20,767	18,641
General and administrative	44,801	42,931	42,954	45,824	38,529
Litigation Proceeds	—	(87,811)	—	—	—

Income(loss) from operations	(26,062)	86,837	(36,490)	(53,600)	(40,704)

Interest income	1,039	18,636	5,031	4,767	3,084
Interest expense and other	83	(553)	(102)	(173)	(14)

Income(loss) before income taxes	(24,940)	104,920	(31,561)	(49,006)	(37,634)
Provision for income taxes	1,024	(1,328)	(30)	(52)	(64)

Net income(loss)	$(23,916)	$103,592	$(31,591)	$(49,058)	$(37,698)

Net income(loss) per share
Basic	$(0.23)	$1.03	$(0.32)	$(0.55)	$(0.45)
Diluted	$(0.23)	$1.01	$(0.32)	$(0.55)	$(0.45)
Weighted average shares used to calculate basic net income(loss) per share	106,182,488	100,389,980	97,510,576	89,864,237	83,682,575
Weighted average shares used to calculate diluted net income(loss) per share	106,182,488	102,595,607	97,510,576	89,864,237	83,682,575

	As of January 31,
	2009	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,891	$162,337	$78,812	$89,079	$85,298
Short-term investments	173,691	44,991	20,294	39,686	18,915
Total assets	309,413	265,628	167,049	211,950	159,008
Long-term portion of deferred revenues	28,990	28,557	38,128	54,851	67,575
Total stockholders' equity (deficit)	195,742	154,487	16,120	14,644	(30,420)

Quarterly Results of Operations

The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2010. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2010 (1)	Oct 31, 2009 (2)	Jul 31, 2009 (3)	Apr 30, 2009 (4)	Jan 31, 2009 (5)	Oct 31, 2008 (6)	Jul 31, 2008 (7)	Apr 30, 2008 (8)
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$38,442	$37,701	$41,500	$42,129	$44,115	$47,676	$48,174	$48,443
Technology revenues	6,821	9,351	7,349	6,386	4,353	3,997	5,369	6,407
Hardware revenues	23,190	9,808	8,533	6,376	10,712	12,777	11,699	5,945

Net revenues	68,453	56,860	57,382	54,891	59,180	64,450	65,242	60,795
Cost of revenues
Cost of service revenues	10,876	10,021	9,831	10,150	11,180	10,984	11,245	11,194
Cost of technology revenues	4,434	5,924	5,862	4,483	2,740	2,516	3,124	3,920
Cost of hardware revenues	27,962	14,436	12,935	10,576	15,764	16,339	15,274	10,365

Total cost of revenues	43,272	30,381	28,628	25,209	29,684	29,839	29,643	25,479

Gross margin	25,181	26,479	28,754	29,682	29,496	34,611	35,599	35,316
Operating expenses
Research and development	18,245	15,370	14,358	15,066	15,459	16,553	15,323	14,748
Sales and marketing	6,385	5,727	5,463	5,695	6,517	6,585	5,906	5,936
Sales and marketing, subscription acquisition costs	2,022	1,206	838	982	1,690	2,301	888	1,159
General and administrative	10,167	11,165	11,227	12,242	11,382	10,344	10,869	10,336
Litigation Proceeds	—	—	—	—	—	(87,811)	—	—

Loss from operations	(11,638)	(6,989)	(3,132)	(4,303)	(5,552)	86,639	2,613	3,137
Interest income	426	287	136	190	423	17,213	421	579
Interest expense and other	(4)	9	78	—	(278)	(94)	(94)	(87)

Loss before income taxes	(11,216)	(6,693)	(2,918)	(4,113)	(5,407)	103,758	2,940	3,629
Provision for income taxes	1,035	24	(19)	(16)	1,840	(3,132)	(23)	(13)

Net loss	$(10,181)	$(6,669)	$(2,937)	$(4,129)	$(3,567)	$100,626	$2,917	$3,616

Net loss per common share-basic	$(0.09)	$(0.06)	$(0.03)	$(0.04)	$(0.04)	$1.00	$0.03	$0.04

Net loss per common share-diluted	$(0.09)	$(0.06)	$(0.03)	$(0.04)	$(0.04)	$0.98	$0.03	$0.04

Weighted average common shares used to calculate basic net loss per share	108,712,620	107,822,339	105,840,076	102,278,944	101,303,123	100,804,813	100,025,002	99,386,826

Weighted average common shares used to calculate diluted net loss per share	108,712,620	107,822,339	105,840,076	102,278,944	101,303,123	102,569,559	102,217,222	102,709,583

(1)	The fourth quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $373,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(2)	The third quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $839,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(3)	The second quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $29,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(4)	The first quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $259,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(5)	The fourth quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $518,000 in cost of hardware revenues resulting from the sale of previously impaired inventory and a reduction of service revenues of $1.7 million related to the prospective change as of November 1, 2008 in estimated life of the product lifetime subscriptions from 54 months to 60 months.

(6)	The third quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.4 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

(7)	The second quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.4 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

(8)	The first quarter of fiscal year ended January 31, 2009 results of operations includes a benefit of $1.6 million in cost of hardware revenues resulting from the sale of previously impaired inventory.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the sections entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.

Executive Overview and Outlook of Financial Results

Fiscal year 2010

In the fiscal year ended January 31, 2010 we focused our efforts on building leading advanced television products, engaging in distribution agreements and deployment activities, and protecting our intellectual property. In our efforts to accomplish these strategies, TiVo recorded a net loss of $(23.9) million. As of January 31, 2010, we increased our cash, cash equivalents, and short-term investments to approximately $245 million and continued to have no debt as we continued to efficiently manage our spending.

During the fiscal year ended January 31, 2010, our service revenues decreased by 15% or $28.6 million over the prior fiscal year due to a net decrease of 189,000 TiVo-Owned subscriptions primarily as a result of increased competition for digital video recording services. Furthermore, we continued to experience a decline in our MSOs/Broadcaster installed subscription base as many of our current distribution agreement are still either in the development stage or very early stages of deployment. As a result, our total cumulative subscription base decreased from the prior year.

Fiscal year 2011

In the fiscal year ending January 31, 2011 we continue to be focused on our efforts to build leading advanced television products, entering into new distribution agreements, engaging in development work for existing distribution agreements, and commencing and continuing deployment activities for those distribution agreements. Additionally, we will continue to actively protect our intellectual property. In our efforts to accomplish these strategies, we expect to continue to have a net loss for the fiscal year ending January 31, 2011 as we focus on the following priorities:

•

While the latest successful appeals court ruling in our ongoing litigation with Dish (EchoStar) moves us closer to collecting additional damages from them, we have not yet received any cash awards beyond the $104.6 million received in the fiscal year ended January 31, 2009. In fiscal year ending January 31, 2011, we will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect our litigation expenses for our ongoing patent infringement lawsuits, which include our ongoing litigation with Dish (EchoStar) as well as recently commenced lawsuits involving AT&T, Verizon and Microsoft, to increase significantly from our most recent fiscal year ended January 31, 2010.

•

During the first quarter of fiscal year ending January 31, 2011, we launched our next generation TiVo Premiere and TiVo Premiere XL boxes which go beyond the traditional DVR functionality by merging linear television and broadband delivered content together. The cost to produce these new boxes is lower than our previous HD DVR offering and we expect this to improve not only our cost of hardware but also positively benefit subscription acquisition costs. However, we still anticipate near-term increases in our sales and marketing, subscription acquisition costs as we begin marketing these new products in an effort to ensure that consumers understand the unique qualities and benefits provided by the TiVo service and our next generation TiVo Premiere boxes.

•

We believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we plan to increase our research and development spending from the prior year to engage in these new technological and product developments.

•

We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the rollout of our new products and through our expanded agreement with Best Buy, as well as, our mass distribution partnerships both in the U.S. and globally. However, we still expect our overall subscription base to decrease from the prior year due to continued competition with our TiVo-Owned subscriptions and due to the continued losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD DIRECTV DVRs with TiVo service in the future and our distribution deals such as Comcast, Virgin, and Cox are still in development and/or the early phases of deployment.

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

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2010	2009	2008
TiVo-Owned Subscription Gross Additions:	148	187	276
Subscription Net Additions/(Losses):
TiVo-Owned	(189)	(91)	19
MSOs/Broadcasters	(541)	(520)	(518)

Total Subscription Net Additions/(Losses)	(730)	(611)	(499)
Cumulative Subscriptions:
TiVo-Owned	1,465	1,654	1,745
MSOs/Broadcasters	1,140	1,681	2,201

Total Cumulative Subscriptions	2,605	3,335	3,946
Fully Amortized Active Lifetime Subscriptions	279	225	175
% of TiVo-Owned Cumulative	58%	59%	61%
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

TiVo-Owned subscriptions declined by 189,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.5 million subscriptions as of January 31, 2010 as compared to the fiscal year ended January 31, 2009. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite. As a result of this competition and current economic conditions, we may experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2011 despite the introduction of our new TiVo Premier box.

MSOs/Broadcasters installed subscription base decreased by 541,000 subscriptions to 1.1 million subscriptions as of January 31, 2010 as compared to the same prior year period. Additionally, during the quarter ended October 31, 2009, we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. Cumulatively, this error represented approximately 146,000 MSO/Broadcasters’ subscription losses. The remaining decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform which TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Virgin, and others occur and Comcast moves into additional markets.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our older model DVRs or access to certain digital television channels or MSO Video on Demand services, as well as, increased price sensitivity may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(337)	(278)	(257)
Average TiVo-Owned subscriptions	1,577	1,695	1,721
Annual Churn Rate	-21%	-16%	-15%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	-1.8%	-1.4%	-1.2%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 1.8% for the fiscal year ended January 31, 2010, as compared to 1.4% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further in the fiscal year ending January 31, 2011 as compared to the fiscal year ended January 31, 2010 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.

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

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousand, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$5,048	$6,038	$31,050
Hardware revenues	(47,907)	(41,133)	(41,798)
Less: MSOs/Broadcasters-related hardware revenues	14,497	9,333	—
Cost of hardware revenues	65,909	57,742	92,052
Less: MSOs/Broadcasters-related cost of hardware revenues	(13,706)	(8,590)	—

Total Acquisition Costs	23,841	23,390	81,304

TiVo-Owned Subscription Gross Additions	148	187	276
Subscription Acquisition Costs (SAC)	$161	$125	$295

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

During the twelve months ended January 31, 2010, our total acquisition costs were $23.8 million and SAC was $161. Comparatively, total acquisition costs for the twelve months ended January 31, 2009 and 2008 were $23.4 million and $81.3 million, respectively and SAC was $125 and $295, respectively. The increase in our total acquisition costs of $451,000 from the same prior year period is primarily a result of an increase in our hardware gross margin loss by $1.4 million. This increase in hardware gross margin loss is related in part to a lower benefit from utilization of previously reserved inventory sold during the fiscal year ended January 31, 2010 as compared to the same prior year period as well as a result of our decision to reduce the price of our DVRs during our fourth quarter of fiscal year 2010. During the fiscal year ended January 31, 2010 we had a net benefit of $1.5 million mainly from changes in inventory reserves as compared to $4.9 million utilization of previously reserved inventory in the same prior year period. These increases were partially offset by lower sales and marketing, subscription acquisition costs of $1.0 million as we continue to efficiently manage these costs. For the fiscal year ending January 31, 2011, we expect to have decreased subscription acquisition costs. We believe this improvement will predominately be driven by lower hardware costs on our new TiVo Premiere boxes; however, we expect to increase our sales and marketing, subscription acquisition costs in the aggregate in an effort to promote these new product offerings. As such, this increase in our sales and marketing, subscription acquisition cost is expected to offset some of the expected benefit from our lower hardware cost.

The increase in SAC of $36, for the twelve months ended January 31, 2010 as compared to the same prior year period, was a result of lower subscription gross additions during the twelve month period.

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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2010	2009	2008
	(In thousands, except ARPU)
Total Service revenues	$159,772	$188,408	$211,496
Less: MSOs/Broadcasters’-related service revenues	(14,932)	(22,412)	(27,440)

TiVo-Owned-related service revenues	144,840	165,996	184,056
Average TiVo-Owned revenues per month	12,070	13,833	15,338
Average TiVo-Owned per month subscriptions	1,577	1,695	1,721

TiVo-Owned ARPU per month	$7.65	$8.16	$8.91

The decrease in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2010 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period coupled with lower product lifetime revenues as the amortization period we use to recognize product lifetime subscriptions is longer. Effective November 1, 2008, we extended the period we use to recognize product lifetime subscription revenues from 54 months to 60 months for all new and not fully amortized product lifetime subscriptions. We now amortize all product lifetime subscriptions over a 60 month period. Refer to Critical Accounting Estimates “Recognition Period for Product Lifetime Subscriptions Revenues.” In the fiscal year ending January 31, 2011, we expect TiVo-Owned ARPU per month to be relatively flat as compared to the fiscal year ended January 31, 2010.

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

	Fiscal Year Ended January 31,
MSOs/Broadcasters’ Average Revenue per Subscription	2010	2009	2008
	(In thousands, except ARPU)
Total Service revenues	$159,772	$188,408	$211,496
Less: TiVo-Owned-related service revenues	(144,840)	(165,996)	(184,056)

MSOs/Broadcasters’-related service revenues	14,932	22,412	27,440
Average MSOs/Broadcasters’ revenues per month	1,244	1,868	2,287
Average MSOs/Broadcasters’ per month subscriptions	1,422	1,939	2,481

MSOs/Broadcasters’ ARPU per month	$0.88	$0.96	$0.92

The MSOs/Broadcasters’ related service revenues for the fiscal year ended decreased $0.08 per subscription to $0.88 per subscription, as compared $0.96 for the same prior year period. This fluctuation in average revenue per subscription is largely related to a one time reduction in service revenues associated with a reporting error on the part of DIRECTV. During the quarter ended October 31, 2009, we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues, (predominately from prior quarters) and $200,000 reduction in deferred revenue during the third quarter ended October 31, 2009 based on our agreed upon resolution of the discrepancy totaling $2.0 million, using updated reports provided by DIRECTV. Without the one time adjustment in revenues and subscriptions, our MSOs/Broadcaster’s ARPU would have remained flat, as compared to the prior fiscal year. In the fiscal year ending January 31, 2011, we expect MSOs/Broadcasters’ revenue to be higher, as compared to the fiscal year ended January 31, 2010 due to increased minimum commitments associated with the DIRECTV deal.

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

Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. During the fourth quarter ended January 31, 2008 we began offering product lifetime service subscriptions only to existing customers. During the quarter ended April 30, 2008, we began offering product lifetime service subscriptions to all customers. We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $2.5 million for the quarter and fiscal year ended January 31, 2008. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a reduction of service revenue of $1.7 million. Additionally, in the quarter ended January 31, 2008, we increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependant on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2010, 279,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 45% of our cumulative lifetime subscriptions as compared to 34% for the fiscal year ended January 31, 2009. During fiscal year ended January 31, 2010 we made no changes to the amortization period of a product lifetime subscription. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.

Engineering Services Project Cost Estimates. We recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. In general, these contracts are long-term and complex. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in engineering services are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or platform development are not included in the engineering services project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. In some cases, we have accepted engineering services contracts that were expected to be losses at the time of acceptance. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a contract. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo. For the fiscal year ended January 31, 2010, the majority of our technology revenues were related to Comcast, DIRECTV, and Seven/Hybrid TV (New Zealand).

Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated demand would be lower than the previously expected sales of standard definition DVRs and this change in our sales forecast resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the subsequent six months ended January 31, 2008, we consumed $4.8 million of this previously impaired inventory. In the fiscal years ended January 31, 2009 and 2010, we consumed $4.9 million and $1.5 million of such previously impaired inventory, due to better than expected sales of our standard definition DVR. As of January 31, 2010, the Company maintained a $2.2 million inventory reserve as a result of inventory impairment charges.

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

The expected volatility is based on a combination of historical volatility of our common stock and implied volatility in market traded options on our common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted. The majority of our share-based awards granted in fiscal year 2010 have been in restricted stock units, whose valuation does not require input of these highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates and thus the valuation is less judgmental.

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

Recent Accounting Pronouncements

During the three months ended July 31, 2009, we adopted a new accounting principle that requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the Company does not intend to sell the security and it is more-likely-than not the Company will not be required to sell the security prior to recovery. This principle also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. The adoption of this accounting principle did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the impact of the adoption of these accounting standards updates on our consolidated financial statements.

Results of Operations

Net Revenues. Our net revenues for the fiscal years ended January 31, 2010, 2009, and 2008 as a percentage of total net revenues were as follows:

	Twelve Months Ended January 31,
	2010		2009		2008
	(In thousands, except percentages)
Service revenues	$159,772	67%	$188,408	76%	$211,496	78%
Technology revenues	$29,907	13%	$20,126	8%	$19,382	7%
Hardware are revenues	$47,907	20%	$41,133	16%	$41,798	15%

Net revenues	$237,586	100%	$249,667	100%	$272,676	100%

Change from same prior year period	-5%		-8%		5%

Service Revenues. The decrease in TiVo-Owned Service revenues of $21.2 million in the fiscal year ended January 31, 2010 from fiscal year 2009 was due to a lower cumulative subscription base and due to the increased number of fully-amortized product lifetime subscriptions which no longer generate subscription revenues. This decline in the fiscal year ended January 31, 2010 includes $1.7 million revenue reduction due to extension of the period we use to recognize product lifetime subscriptions from 54 to 60 months, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues”. We also experienced a decrease in MSOs/Broadcaster service revenues of $7.5 million primarily due to fact that DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and DIRECTV is supporting a competing DVR offering and therefore, we continue to experience cancellations of our existing DIRECTV subscription base. Additionally, the decline in MSOs/Broadcaster service revenues includes a one-time reduction of $1.8 million (primarily related to prior quarters) recorded during the quarter ended October 31, 2009, as we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. Based on our agreed upon resolution of the discrepancy totaling $2.0 million, using updated reports provided by DIRECTV, we also recorded a $200,000 reduction in deferred revenue.

The decrease in Service revenues of $23.1 million in fiscal year 2009 from fiscal year 2008 was due to declines in both MSOs/Broadcaster revenue and TiVo-Owned service revenue.

MSOs/Broadcaster Service revenues declined $5.0 million primarily because DIRECTV did not offer new TiVo service subscriptions to its customers as described above and therefore, we continued to experience cancellations of our existing DIRECTV subscription base. Also, unlike in fiscal year 2008, in the fiscal year ended January 31, 2009, we did not recognize as revenue $2.3 million of previously deferred DIRECTV revenues which would have expired unused. We had an understanding with DIRECTV that these deferred revenues would be used to fund the development of the high definition DIRECTV DVRs with TiVo service.

TiVo-Owned Service revenues decreased by $18.1 million primarily due to lower TiVo-Owned product lifetime service revenue, resulting from the number of fully-amortized product lifetime subscriptions which no longer generate subscription revenue, increased to 225,000 at January 31, 2009 from 175,000 at January 31, 2008, combined with an increase in the amortization period we used to recognize revenues from the sale of our product lifetime service subscriptions. Further contributing to the decrease was a decline in the size of our cumulative TiVo-Owned subscription base.

Technology Revenues. Technology revenues for the fiscal year ended January 31, 2010 increased by 49% or $9.8 million as compared to the prior fiscal year primarily due to higher volume of work for DIRECTV and Comcast.

Technology revenues for the fiscal year ended January 31, 2009 were 4% higher than the technology revenues in the prior fiscal year largely due to new development work primarily related to our international projects combined with larger Comcast technology revenues.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2010, increased by $6.8 million as compared to the prior fiscal year. The increase in net hardware revenues for the fiscal year ended January 31, 2010 is related to the increase in the number of units sold during the period as compared to the fiscal year ended January 31, 2009.

Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2009 remained relatively flat at $41.1 million, as compared to $41.8 million in the same prior year period. For the fiscal year ended January 31, 2009, we sold approximately 71,000 fewer TiVo DVR’s than in the same prior year period. These DVRs had a higher average selling price due to the introduction of our TiVo HD DVR, which was not available until the end of the quarter ended July 31, 2007. Additionally, our rebates and revenue share costs, which are netted against our hardware revenues, declined during the year as we did not offer rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008. Although our hardware revenues have improved we continue to offer revenue share and other hardware subsidies to certain retailers, while our direct sales involve limited or no subsidies.

Cost of service revenues.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Cost of service revenues	$40,878	$44,603	$42,976
Change from same prior year period	-8%	4%	-1%
Percentage of service revenues	26%	24%	20%
Service gross margin	$118,894	$143,805	$168,520
Service gross margin as a percentage of service revenues	74%	76%	80%

Costs of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. The decrease in cost of service revenues of $3.7 million for the fiscal year ended January 31, 2010 was related to decreased headcount related expenses of $1.3 million and allocated IT expenses of $661,000. As a result of our continued management of service costs in response to decreases in our subscription base, we also experienced reduced service center expenses of $896,000, telecommunication costs of $482,000, and bank charges and fees of $644,000 related to credit card service charges.

Cost of service revenues for the fiscal year ended January 31, 2009 increased $1.6 million as compared to the fiscal year ended January 31, 2008. These increases are primarily related to increased costs of advertising and audience research expenses associated with our expanded advertising and audience research measurement product offerings.

Cost of technology revenues.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Cost of technology revenues	$20,703	$12,300	$17,367
Change from same prior year period	68%	-29%	3%
Percentage of technology revenues	69%	61%	90%
Technology gross margin	$9,204	$7,826	$2,015
Technology gross margin as a percentage of technology revenues	31%	39%	10%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our international projects. The increases in costs of technology revenues of $8.4 million are associated with the increase in technology revenues relating to the development work primarily for Comcast, DIRECTV and our international projects. The increases in technology gross margin of $1.4 million are primarily related to Comcast development work and our international projects.

Cost of technology revenues decreased by 29% or $5.1 million in the fiscal year ended January 31, 2009 as compared to the fiscal year ended January 31, 2008. Technology gross margin for the fiscal year ended January 31, 2009 increased by $5.8 million as compared to the fiscal year ended January 31, 2008. This increase in technology gross margin is primarily related to the Comcast development work and the methodology used to recognize revenues related to this work. During fiscal year ended January 31, 2008, we recognized revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. Additionally during the fiscal year ended January 31, 2008 we recognized $1.1 million of costs for Comcast development work for which no corresponding revenues were recognized as the Company did not have evidence of an arrangement and the fees for the related development were not fixed. During the fiscal year ended January 31, 2009, the engineering work performed under the amended August 2007 statement of work for Comcast was recognized using the percentage-of-completion method.

Cost of hardware revenues.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Cost of hardware revenues	$65,909	$57,742	$92,052
Change from same prior year period	14%	-37%	-18%
Percentage of hardware revenues	138%	140%	220%
Hardware gross margin	$(18,002)	$(16,609)	$(50,254)
Hardware gross margin as a percentage of hardware revenue	-38%	-40%	-120%

Costs of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our costs of hardware sales for the fiscal year ended January 31, 2010 increased primarily because we sold approximately 42,500 more TiVo units as compared to the same prior year periods.

Hardware gross margin loss for the fiscal year ended January 31, 2010 increased by $1.4 million as compared to the same prior year period largely based on the lower number of standard definition DVRs sold during the fiscal year ended January 31, 2010, as compared to the same prior year period. This resulted in less of a recognized benefit from utilization of previously impaired standard definition inventory of $1.5 million, as compared $4.9 million in the prior year period. In the fiscal year ending January 31, 2011, we expect improvements in cost of hardware as the cost to produce our new TiVo Premiere boxes are lower than our previous HD DVR offerings and we expect this to positively benefit subscription acquisition costs.

During the fiscal year ended January 31, 2009 we sold approximately 71,000 fewer TiVo DVR’s as compared to the prior fiscal year and hardware gross margin loss improved by $33.6 million, as compared to the prior fiscal year largely due to the mix of products sold during the year. Additionally impacting the gross margin improvement was the utilization of previously reserved inventory of $4.9 million compared to the $5.9 million inventory charge during the fiscal year ended January 31, 2008 which was compounded by a barter transaction we entered into exchanging TiVo Series2TM standard definition DVR inventory with a net book value of $2.8 million for barter credits. The barter credits were valued at the fair value of the inventory exchanged, which was determined to be $1.8 million, which resulted in an additional negative $1.0 million hardware gross margin.

Also, during the fiscal year ended January 31, 2009 we received a higher average selling price per DVR as compared to the fiscal year ended January 31, 2008, due to the introduction of our TiVo HD DVR at the end of the quarter ended July 31, 2007, which had a higher relative margin as compared to our TiVo Series2TM DVR. Our rebates and revenue share costs, which are netted against our hardware revenues, also declined during the year as we currently offer no rebates on our TiVo HD DVR and we terminated our other rebate programs on August 30, 2008. Although we continue to offer revenue share and other hardware subsidies to certain retailers, our direct sales for our HD DVR involve no hardware subsidies. As a result of these items, the hardware gross margin loss for the fiscal year ended January 31, 2009 decreased by approximately 67%.

Research and development expenses.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Research and development expenses	$63,039	$62,083	$58,780
Change from same prior year period	2%	6%	16%
Percentage of net revenues	27%	25%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses of $956,000 for the fiscal year ended January 31, 2010 was largely related to increased headcount and headcount related costs of $7.2 million offset by an increased allocation to cost of technology revenues of $6.3 million for utilization of our engineering staff on development projects generating technology revenues. For the fiscal year ending January 31, 2011 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.

The increase of $3.3 million in the fiscal year ended January 31, 2009 as compared to the fiscal year ended January 31, 2008 was largely related to lower utilization of our engineering staff on development projects generating technology revenues resulting in lower allocations of research and development expense to cost of technology revenues.

Sales and marketing expenses.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Sales and marketing expenses	$23,270	$24,944	$23,987
Change from same prior year period	-7%	4%	7%
Percentage of net revenues	10%	10%	9%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The decrease for the fiscal year ended January 31, 2010, as compared to the same prior year period was largely related to our continued focus on efficiently managing our sales and marketing expenses given the continued decline in our TiVo-Owned subscription base. The decrease in sales and marketing expenses of $1.7 million was primarily related to lower salaries and wages expenses of $756,000, temporary and consulting employee expenses of $589,000 and reductions in public relations expenses of $733,000. For fiscal year 2011, we anticipate increased sales and marketing expenses as we increase our sales channel support as we transition to selling our new TiVo Premiere boxes.

Sales and marketing, subscription acquisition costs.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$5,048	$6,038	$31,050
Change from same prior year period	-16%	-81%	50%
Percentage of net revenues	2%	2%	11%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the fiscal year ended January 31, 2010, as compared to the same prior year period was largely related to reductions in offline advertising spending of $401,000 and a reduction of online marketing expenses of $466,000 as we continued to manage and lower our subscription acquisition spending.

The decrease from the fiscal year ended January 31, 2008 to January 31, 2009 in sales and marketing, subscription acquisition costs, is primarily due to our focus on reducing subscription acquisition costs and significantly reduced advertising spending, specifically in the television media.

During the first quarter of fiscal year ending January 31, 2011, we have launched our next generation TiVo Premiere and TiVo Premiere XL boxes. We anticipate near-term increases in our sales and marketing subscription acquisition costs related to the launch of TiVo Premiere and Premiere XL in the retail channel.

General and administrative expenses.

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except percentages)
General and administrative	$44,801	$42,931	$42,954
Change from same prior year period	4%	0%	-6%
Percentage of net revenues	19%	17%	16%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the fiscal year ended January 31, 2010, the increase of $1.9 million in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $2.6 million, which was largely related to our EchoStar, Verizon, and AT&T litigations and increased non-cash stock compensation expenses of $1.2 million. These increases were partially offset by a reduction in depreciation expenses of $1.4 million, as fixed assets become fully depreciated, and a reduction in property tax expenses of $862,000, as we received a refund of previously disputed amount of property taxes that reversed a prior property tax expenses of the same amount taken by us in the quarter ended April 30, 2008, in the fiscal year ended January 31, 2009. For the fiscal year ending January 31, 2011 we anticipate greater general and administrative spending due to increased legal activities related our litigations.

In the fiscal year ended January 31, 2009, general and administrative expenses in terms of absolute dollars and percentage of net revenues remained relatively flat as compared to the fiscal year ended January 31, 2008. In the fiscal year ended January 31, 2009, TiVo had increased legal spending by $1.8 million as compared to the prior fiscal year. However, this increase was offset by a decrease of $613,000 in bad debt expense, a net decrease of $605,000 in non-cash stock-based compensation expense as fiscal year 2008 included a one-time non-cash charge recorded in fiscal year 2008 for modification of stock-based awards of a Board member, and $401,000 in non-income tax exposures.

Litigation proceeds. On October 8, 2008, we received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds during the fiscal year ended January 31, 2009. The remaining $16.8 million was recorded in our consolidated statement of operations as interest income for the fiscal year ended January 31, 2009. We received no such similar award during the fiscal year ended January 31, 2010.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2010 was $1.0 million or approximately a 44% decrease compared to the $1.8 million from the prior fiscal year. The decrease was a result of a decrease in the average interest rate earned in the fiscal year ended January 31, 2010 to approximately 0.43% from 1.7% in the prior fiscal year as we invested our cash, cash equivalents, and short-term investments in more conservative instruments during the entire year given the current market conditions. Additionally, for the fiscal year ended January 31, 2009 we received $16.8 million in interest related to the litigation proceeds from our EchoStar litigation. There is no similar interest recorded in the consolidated statement of operations for the fiscal year ended January 31, 2010.

Interest expense and other. Interest and other expense/(benefit) was $(83,000), $553,000, and $102,000, in fiscal years 2010, 2009, and 2008, respectively. In fiscal year 2010 we sold previously reserved inventory for a benefit of approximately $79,000.

Provision for income taxes Income tax (benefit) provision was $(1.0) million, $1.3 million, and $30,000 in fiscal years 2010, 2009, and 2008, respectively. The income tax benefit in fiscal year 2010 is due to a refund of previously paid Alternative Minimum Tax (“AMT”) as a result of changes in the tax code passed in November 2009 and refundable research credits. The income tax expense in fiscal years 2009 and 2008 relates to federal AMT, state income taxes, and foreign withholding taxes. We continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and funds generated from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of January 31, 2010, we had $244.6 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, combined with funds generated from operations, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months and beyond.

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate these sources of liquidity, together with cash and cash equivalents and short-term investments will be sufficient to meet our cash needs through the next twelve months and beyond, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part I, Item 1A, “Risk Factors” for further discussion.

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Twelve Months Ended January 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$8,408	$105,705	$(32,090)
Net cash provided by (used in) investing activities	$(139,214)	$(34,544)	$11,595
Net cash provided by financing activities	$39,360	$12,364	$10,228

Net Cash Provided by (Used in) Operating Activities

During the fiscal year ended January 31, 2010 our net cash provided by operating activities was $8.4 million as compared to $105.7 million during the same prior year period. This change in operating cash flow was largely attributed to receipt of proceeds from the EchoStar litigation that we received in the fiscal year ended January 31, 2009. The fiscal year ended January 31, 2010 had no such similar transaction.

The increase in net cash provided by operating activities of $137.8 million from fiscal year 2008 to 2009 was largely attributable to TiVo’s net income in fiscal year 2009 of $103.6 million compared to a loss of $(31.6) million in the prior fiscal year. In October 2008 TiVo received EchoStar litigation proceeds and related interest of $104.6 million, less tax expense of $1.3 million and further improvements in operating cash flows of $31.9 million.

Net Cash Provided by (Used in) Investing Activities

The net cash used in investing activities for the fiscal year ended January 31, 2010 was approximately $139.2 million compared to $34.5 million for the same prior year period. The net cash used in investing activities for the fiscal year ended January 31, 2010, was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $128.5 million (which resulted in a corresponding increase in short-term investments of $128.5 million). Additionally, during the fiscal year ended January 31, 2010, we acquired property and equipment of $5.3 million which is used to support our business, and intangible assets of $2.0 million to enhance our patent portfolio. Finally, we paid $3.4 million for the purchase of a long-term investment. This investment is being accounted for under the cost method of accounting.

The net cash used by investing activities for fiscal year ended January 31, 2009 was approximately $34.5 million compared to net cash provided by investing activities of $11.6 million in fiscal year 2008. The net cash used in investing activities for the fiscal year ended January 31, 2009, was largely related TiVo’s cash management process, and the purchase of short-term investments resulting in a net expenditure of cash and cash equivalents of $29.7 million (which resulted in a corresponding increase in short-term investments of $29.7 million). Additionally, in the fiscal year we acquired property and equipment of $4.5 million which is used to support our business growth.

Net Cash Provided by Financing Activities

For the fiscal year ended January 31, 2010, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $38.0 million and the issuance of common stock related to the employee stock purchase plan of $4.1 million. This was partially offset by the repurchase of $2.7 million in restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$14,074	$2,210	$3,779	$3,890	$4,195
Purchase obligations	7,890	7,890	—	—	—

Total contractual cash obligations	$21,964	$10,100	$3,779	$3,890	$4,195

Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory. The above table does not include a reserve of $270,000 for excess non-cancelable purchase commitments which is included in accrued liabilities on our consolidated balance sheet dated January 31, 2010.

As of January 31, 2010, gross unrecognized tax benefits, which if recognized would effect the effective tax rate, were approximately $200,000, which are classified as long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Our other commercial commitment as of January 31, 2010, was our standby letter of credit issued to the landlord of our Alviso, California offices in the amount shown below:

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Standby letter of credit	$252	$75	$177	$—	$—

Total contractual obligations	$252	$75	$177	$—	$—

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, high-grade government and corporate debt, and high-grade foreign corporate and government securities. We maintain our investments with three financial institutions with high credit ratings. We also hold investments in auction rate securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years (with the exception of auction rate securities as discussed below) held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

As of January 31, 2010, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $4.1 million that are classified as a long-term assets. We have recorded an unrealized loss on these auction rate securities of $888,000. We have no intent to sell these securities and it is more-likely-than not that we will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2010 and 2009, respectively.

	Twelve Months Ended January 31,
	2010	2009
Cash and cash equivalents and short-term investments (in thousands)	$244,582	$207,328
Average interest rate	0.43%	1.66%

Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 67-102 of this annual report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/loss, and cash flows for each of the years in the three-year period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 31, 2010

Report of Independent Registered Public Accounting Firm

The Directors and Stockholders

TiVo Inc.:

We have audited TiVo Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(c). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design, and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TiVo Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/loss, and cash flows for each of the years in the three-year period ended January 31, 2010, and our report dated March 31, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 31, 2010

TIVO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	January 31, 2010	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,891	$162,337
Short-term investments	173,691	44,991
Accounts receivable, net of allowance for doubtful accounts of $409 and $770	16,996	14,283
Inventories	12,110	13,027
Prepaid expenses and other, current	7,287	4,896

Total current assets	280,975	239,534
LONG-TERM ASSETS
Property and equipment, net	10,098	10,285
Purchased technology, capitalized software, and intangible assets, net	9,565	10,597
Prepaid expenses and other, long-term	1,263	1,268
Long-term investments	7,512	3,944

Total long-term assets	28,438	26,094

Total assets	$309,413	$265,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$20,712	$9,844
Accrued liabilities	24,786	25,054
Deferred revenue, current	38,952	47,560

Total current liabilities	84,450	82,458
LONG-TERM LIABILITIES
Deferred revenue, long-term	28,990	28,557
Other long-term liabilities	231	126

Total long-term liabilities	29,221	28,683

Total liabilities	113,671	111,141
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	—	—
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 110,434,022 and 103,604,015, respectively and outstanding shares are 109,869,062 and 103,370,523, respectively	110	104
Additional paid-in capital	896,695	829,273
Treasury stock, at cost - 564,960 shares and 233,492 shares, respectively	(4,325)	(1,659)
Accumulated deficit	(696,112)	(672,196)
Accumulated other comprehensive loss	(626)	(1,035)

Total stockholders’ equity	195,742	154,487

Total liabilities and stockholders’ equity	$309,413	$265,628

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share)

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues
Service revenues	$159,772	$188,408	$211,496
Technology revenues	29,907	20,126	19,382
Hardware revenues	47,907	41,133	41,798

Net revenues	237,586	249,667	272,676
Cost of revenues
Cost of service revenues (1)	40,878	44,603	42,976
Cost of technology revenues (1)	20,703	12,300	17,367
Cost of hardware revenues	65,909	57,742	92,052

Total cost of revenues	127,490	114,645	152,395

Gross margin	110,096	135,022	120,281

Research and development (1)	63,039	62,083	58,780
Sales and marketing (1)	23,270	24,944	23,987
Sales and marketing, subscription acquisition costs	5,048	6,038	31,050
General and administrative (1)	44,801	42,931	42,954
Litigation proceeds	—	(87,811)	—

Total operating expenses	136,158	48,185	156,771

Income (loss) from operations	(26,062)	86,837	(36,490)
Interest income	1,039	18,636	5,031
Interest expense and other	83	(553)	(102)

Income (loss) before income taxes	(24,940)	104,920	(31,561)
Provision for income taxes	1,024	(1,328)	(30)

Net income (loss)	$(23,916)	$103,592	$(31,591)

Net income (loss) per common share - basic	$(0.23)	$1.03	$(0.32)

Net Income (loss) per common share - diluted	$(0.23)	$1.01	$(0.32)

Weighted average common shares used to calculate basic net income (loss) per share	106,182,488	100,389,980	97,510,576

Weighted average common shares used to calculate diluted net income (loss) per share	106,182,488	102,595,607	97,510,576

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME /LOSS

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
BALANCE JANUARY 31, 2007	97,311,986	$97	(80,503)	$(570)	$759,314	$(744,197)	$—	$14,644
Issuance of common stock related to exercise of common stock options	1,396,900	1	—	—	7,106	—	—	7,107
Issuance of common stock related to employee stock purchase plan	781,142	1	—	—	3,396	—	—	3,397
Issuance of restricted shares of common stock	642,642	1	—	—	(1)	—	—	—
Retirement due to forfeiture of unvested restricted shares	(34,244)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(46,976)	(276)	—	—	—	(276)
Recognition of stock based compensation expense, net	—	—	—	—	22,839	—	—	22,839
Net loss and comprehensive loss	—	—	—	—	—	(31,591)	—	(31,591)

BALANCE JANUARY 31, 2008	100,098,426	$100	(127,479)	$(846)	$792,654	$(775,788)	$—	$16,120
Issuance of common stock related to exercise of common stock options	1,774,490	2	—	—	9,238	—	—	9,240
Issuance of common stock related to employee stock purchase plan	610,241	1	—	—	3,962	—	—	3,963
Issuance of restricted shares of common stock	1,264,807	1	—	—	(1)	—	—	—
Retirement due to forfeiture of unvested restricted shares	(143,949)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(106,013)	(813)	—	—	—	(813)
Recognition of stock based compensation expense, net	—	—	—	—	23,420	—	—	23,420
Net income	—	—	—	—	—	103,592	—	103,592
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,035)	(1,035)

Comprehensive income								$102,557

BALANCE JANUARY 31, 2009	103,604,015	$104	(233,492)	$(1,659)	$829,273	$(672,196)	$(1,035)	$154,487
Issuance of common stock related to exercise of common stock options	6,195,101	6	—	—	37,952	—	—	37,958
Issuance of common stock related to employee stock purchase plan	663,127	—	—	—	4,116	—	—	4,116
Issuance of restricted shares of common stock	41,100	—	—	—	—	—	—	—
Retirement due to forfeiture of unvested restricted shares	(69,321)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(331,468)	(2,666)	—	—	—	(2,666)
Recognition of stock based compensation expense, net	—	—	—	—	25,354	—	—	25,354
Net loss	—	—	—	—	—	(23,916)	—	(23,916)
Unrealized gain on marketable securities	—	—	—	—	—	—	409	409

Comprehensive loss								$(23,507)

BALANCE JANUARY 31, 2010	110,434,022	$110	(564,960)	$(4,325)	$896,695	$(696,112)	$(626)	$195,742

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,916)	$103,592	$(31,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	9,160	9,783	10,326
Stock-based compensation expense	25,354	23,420	22,839
Inventory write-down	—	—	5,892
Loss on inventory barter transaction and utilization of trade credits	90	638	1,331
Allowance for doubtful accounts	(7)	471	1,059
Changes in assets and liabilities:
Accounts receivable	(2,706)	5,265	(437)
Inventories	917	4,721	3,566
Prepaid expenses and other	(2,476)	(1,497)	227
Accounts payable	10,282	(14,623)	(12,437)
Accrued liabilities	(220)	(4,530)	(9,358)
Deferred revenue	(8,175)	(21,352)	(22,254)
Deferred rent and other long-term liabilities	105	(183)	(1,253)

Net cash provided by (used in) operating activities	$8,408	$105,705	$(32,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(309,370)	(49,976)	(30,808)
Sales of short-term investments	180,911	20,300	50,200
Purchase of long-term investment	(3,400)	—	—
Acquisition of property and equipment	(5,324)	(4,549)	(7,422)
Acquisition of capitalized software and intangibles	(2,031)	(319)	(375)

Net cash provided by (used in) investing activities	$(139,214)	$(34,544)	$11,595

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	37,958	9,240	7,107
Proceeds from issuance of common stock related to employee stock purchase plan	4,116	3,963	3,397
Treasury Stock - repurchase of stock for tax withholding	(2,666)	(813)	(276)
Payment under capital lease obligation	(48)	(26)	—

Net cash provided by financing activities	$39,360	$12,364	$10,228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(91,446)	$83,525	$(10,267)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	162,337	78,812	89,079

Balance at end of period	$70,891	$162,337	$78,812

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$1	$53	$56
Cash paid/(received) for income taxes	(901)	2,037	30
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Assets acquired under capital lease	—	74	—

The accompanying notes are an integral part of these consolidated financial statements.

TiVO INC.

NOTES TO CONSOLIDATED STATEMENTS

1. NATURE OF OPERATIONS

TiVo Inc. (together with its subsidiaries “the Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. TiVo is a provider of technology and services for advanced television solutions including digital video recorders (“DVR”s). The subscription-based TiVo service (“TiVo service”) improves home entertainment by providing consumers with an easy way to record, watch, and control television. TiVo also provides a unique platform for advertising and audience research measurement services. The Company conducts its operations through one reportable segment.

The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as Comcast and Seven/Hybrid TV (Australia and New Zealand) and in the future DIRECTV, Cox, and Virgin Media (U.K.) for subscription growth; and the Company’s ability to sustain and grow its subscription base. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the recent national and global economic downturn and overall consumer spending decline the Company is cautious about its subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service agreements, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, assessment of other-than-temporary impairment of investments, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $2.2 million and $1.8 million at January 31, 2010 and 2009, respectively.

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

Receivables

Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to our subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2010, the Company had approximately $657,000 of unbilled accounts receivable related to long-term development contracts.

Allowance for doubtful accounts

TiVo maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivable by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides allowances based on the age of the receivable. In determining the allowance, the Company makes judgments about the credit-worthiness of significant customers based on ongoing credit evaluations. TiVo also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2010	$770	$7	$(368)	$409
January 31, 2009	$1,194	$471	$(895)	$770
January 31, 2008	$271	$1,059	$(136)	$1,194

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Inventories and Inventory Valuation

Inventories consist primarily of finished DVR units and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the years ended January 31, 2008, January 31, 2009, and January 31, 2010, the Company’s gross margin was positively impacted by $4.8 million, $4.9 million and $1.5 million, respectively, from the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. As of January 31, 2010, the Company maintained a $2.2 million inventory reserve as a result of inventory impairment charges. Even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

Property and Equipment

Property and equipment are stated at cost less depreciation. Maintenance and repair expenditures are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixture	3-5 years

Computer and office equipment	3-5 years

Lab equipment	3 years

Leasehold improvements	The shorter of 7 years or the term of the lease

Capitalized software for internal use	1-5 years

Capitalized Software

Software development costs are capitalized when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the development of a working model and the release of the final product to customers is short, and, therefore, the development costs incurred during this short period are immaterial and, as such, are not capitalized.

Software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, between one and five years.

Intangible Assets

Purchased intangible assets include intellectual property such as patent rights which are carried at cost less accumulated amortization. Useful lives generally range from five to seven years.

Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

Revenue Recognition and Deferred Revenue

The Company generates service revenues from fees for providing the TiVo service to consumers and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. As of January 31, 2010, TiVo had approximately $356,000 of deferred costs related to long-term supply arrangements and are classified on our consolidated balance sheet as prepaid expenses and other, current.

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

Also included in service revenues are fees received from multiple system operators (“MSO”s), such as Comcast, DIRECTV, and Seven/Hybrid TV, as well as other service providers for provision of the TiVo service that are recognized as services are provided. When applicable, a percentage of such fees is deferred and recognized as technology revenues when development services are provided or as service revenues when the right to use these deferred fees is forfeited.

Technology Revenues. The Company recognizes technology revenues under technology licensing and engineering services agreements dependent upon the type of arrangement. In instances where TiVo hosts the TiVo service, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements included in the Company’s arrangements may include technology licenses and associated maintenance and support, engineering services and other services, in this instance vendor specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) of fair value, respectively, is required for all undelivered elements in order to recognize revenue related to the delivered element. The timing of revenue recognition related to these transactions will depend, in part, on whether the Company can establish VSOE or VOE for undelivered elements and on how these transactions are structured. As such, revenue recognition may not correspond to the timing of related cash flows or the Company’s work effort. The Company has established VSOE of fair value for engineering services based on hourly rates charged for engineering services sold on a standalone basis.

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

Hardware Revenues. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.

	Beginning Balance	Charged to Revenue	Deductions (*)	Ending Balance
	(in thousands)
Allowance for expected product and service returns:
Fiscal year ended:
January 31, 2010	$965	$5,412	$(5,203)	$1,174
January 31, 2009	$2,193	$5,046	$(6,274)	$965
January 31, 2008	$2,726	$7,519	$(8,052)	$2,193

(*)	Deductions related to the allowance for expected product and service returns represent amounts written off against the allowance.

Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo’s policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. TiVo’s policy for market development funds is to reduce revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered. The Company also records rebates offered to consumers as a reduction of hardware revenue. In the past, the Company adjusted its rebate liability periodically for changes in redemption rates, changes in duration and amounts of rebate programs and channel inventory quantities subject to such changes. The Company terminated its rebate programs on August 30, 2008.

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

Stock-Based Compensation

The Company has equity incentive plans under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Additionally the Company has an Employee Stock Purchase Plan (“ESPP”) which officers and employees can participate. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The fair value of TiVo’s restricted stock awards is calculated based on the fair market value of the Company’s stock at the grant date. The fair value of TiVo’s stock options and ESPP awards is estimated using a Black-Scholes option valuation model. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Advertising Costs

The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2010, 2009, and 2008, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $1.6 million, $2.5 million, and $27.9 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2010, 2009, and 2008, respectively. Included in these advertising expenses are $976,000, $1.8 million, and $21.0 million, respectively, related to media placement costs.

Warranty Expense

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

TiVo takes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

As of January 31, 2010, the Company held approximately $5.0 million of investments with an auction reset feature (auction-rate securities, or “ARS”), with a fair value of $4.1 million that are classified as long-term assets. The Company has recorded an unrealized loss on these auction rate securities of $888,000, as the estimated fair value of these ARS was $888,000 lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and recorded the unrealized loss in accumulated other comprehensive loss on the accompanying consolidated balance sheet as of January 31, 2010. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the consolidated balance sheet as of January 31, 2010.

The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. No customer generated 10% or more of net revenues for the fiscal years ended January 31, 2010, 2009, and 2008. The Company’s accounts receivable concentrations as of January 31, 2010, 2009 and 2008 were as follows:

	As of January 31,
	2010	2009	2008
DIRECTV	12%	18%	17%
Best Buy	17%	19%	18%
Seven/Hybrid TV	22%	7%	0%
Comcast	27%	25%	38%
Other customers	22%	31%	27%

Total accounts receivable	100%	100%	100%

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

Recent Accounting Pronouncements

During the three months ended July 31, 2009, TiVo adopted a new accounting principle that requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security and it is more-likely-than not the company will not be required to sell the security prior to recovery. This principle also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. The adoption of this accounting principle did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal year 2012. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of these accounting standards updates on its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31 2010	As of January 31, 2009
	(in thousands)
Cash and cash equivalents:
Cash	$4,111	$8,410
Cash equivalents:
Commercial paper	14,994	—
Money market funds	51,786	153,927

Total cash and cash equivalents	70,891	162,337
Marketable securities:
Certificate of deposit	16,401	—
Commercial paper	39,559	—
Corporate debt securities	49,833	—
US agency securities	26,998	—
US Treasury securities	15,113	44,991
Foreign government securities	25,787	—

Current marketable securities	173,691	44,991

Auction rate securities (1)	4,112	3,944

Non-current marketable securities	4,112	3,944

Total marketable securities	177,803	48,935

Other investment securities:
Other investment securities - cost method	3,400	—

Total other investment securities (1)	3,400	—
Total cash, cash equivalents, marketable securities and other investment securities	$252,094	$211,272

(1)	Auction rate securities and other investment securities are included in “Long-term investments” on the Company’s consolidated balance sheets

Marketable Securities

The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, and foreign corporate and government securities, all of which are classified as available-for-sale.

Approximately $4.0 million of the corporate bonds are guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee program (“TLGP”).

Other Investment Securities

TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method.

Contractual Maturity Date

The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

January 31, 2010
(in thousands)
Due within 1 year	$141,857
Due within 1 year through 5 years	31,834
Due within 5 years through 10 years	—
Due after 10 years	4,112

Total	$177,803

Unrealized Gains (Losses) on Marketable Investment Securities

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$16,408	$—	$(7)	$16,401
Commercial paper	39,547	12	—	39,559
Corporate debt securities	49,743	134	(44)	49,833
US agency securities	26,958	40	—	26,998
US Treasury securities	15,065	48	—	15,113
Foreign government securities	25,708	79	—	25,787
Auction rate securities	5,000	—	(888)	4,112

Total	$178,429	$313	$(939)	$177,803

	As of January 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury securities	$44,970	$21	$—	$44,991
Auction rate securities	5,000	$—	$(1,056)	3,944

Total	$49,970	$21	$(1,056)	$48,935

The available-for-sale investments that were in an unrealized loss position as of January 31, 2010 and January 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$16,401	$(7)	$—	$—	$16,401	$(7)
Commercial paper	39,559	—	—	—	39,559	—
Corporate debt securities	49,833	(44)	—	—	49,833	(44)
US agency securities	26,998	—	—	—	26,998	—
US Treasury securities	15,113	—	—	—	15,113	—
Foreign government securities	25,787	—	—	—	25,787	—
Auction rate securities	—	—	4,112	(888)	4,112	(888)

	$173,691	$(51)	$4,112	$(888)	$177,803	$(939)

	As of January 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Auction rate securities	$3,944	$(1,056)	$—	$—	$3,944	$(1,056)

Total	$3,944	$(1,056)	$—	$—	$3,944	$(1,056)

As of January 31, 2010, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of January 31, 2010, the estimated fair value of the Company’s ARS was $888,000 lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying consolidated balance sheet as of January 31, 2010.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$14,995	$—	$14,995	$—
Money market funds	51,786	51,786	—	—
Short-term investments:
Certificate of deposit	16,401	16,401	—	—
Commercial paper	39,559	—	39,559	—
Corporate debt securities	49,833	—	49,833	—
US agency securities	26,998	—	26,998	—
US Treasury securities	15,113	15,113	—	—
Foreign government securities	25,787	—	25,787	—
Long-term investments:
Auction rate securities	4,112	—	—	4,112

	$244,584	$83,300	$157,172	$4,112

(a)	The total fair value amounts for assets also represent the related carrying amounts.

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended January 31, 2010 (in thousands):

Auction Rate Securities
(Twelve Months January 31, 2010)
Balance, January 31, 2009	$3,944
Transfer into Level 3	—
Total unrealized gains included in accumulated other comprehensive loss	169

Balance, January 31, 2010	$4,112

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

TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investments was $3.4 million as of January 31, 2010. The Company had no cost method investments as of January 31, 2009.

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

In the fiscal year ended January 31, 2010, the Company utilized $90,000 in trade credits. As of January 31, 2010, the Company had $715,000 in trade credits, recorded on the consolidated balance sheet. The credits expected to be utilized in the next twelve months in the amount of $100,000 are included in prepaid expenses and other current assets and the remaining $615,000 is included in other long-term assets in the Company’s consolidated balance sheet at January 31, 2010. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2015.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 31, 2010	January 31, 2009
	(In thousands)
Furniture and fixtures	$3,602	$3,599
Computer and office equipment	17,712	16,559
Lab equipment	3,392	2,906
Leasehold improvements	8,443	8,482
Capitalized internal use software	17,883	14,624

Total property and equipment	51,032	46,170
Less: accumulated depreciation and amortization	(40,934)	(35,885)

Property and equipment, net	$10,098	$10,285

Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2010, 2009, and 2008 was $6.1 million, $6.5 million, and $7.1 million, respectively.

7. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET

Purchased technology, capitalized software, and intangible assets, net consists of the following:

	January 31, 2010			January 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,500)	$—	$1,500	$(1,333)	$167
Capitalized software	1,951	(1,951)	—	1,951	(1,581)	370
Intellectual property rights	18,615	(9,050)	9,565	16,584	(6,524)	10,060

Purchased technology, capitalized software, and intangible assets	$22,066	$(12,501)	$9,565	$20,035	$(9,438)	$10,597

During the fiscal year ended January 31, 2010 and 2009 we acquired purchased technology, capitalized software, and intangible asset of $2.0 million and $318,000, respectively with a weighted average life of 7 years.

The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2010, 2009, and 2008, was $3.1 million, $ 3.2 million, and $3.2 million, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2011	$2,609
2012	2,609
2013	2,143
2014	1,479
2015	336
Thereafter	389

Total	$9,565

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of January 31,
	2010	2009
	(In thousands)
Compensation and vacation	$12,084	$10,229
Consumer rebates	—	23
Marketing and promotions	2,481	2,740
Redeemable gift certificates for subscriptions	2,814	3,120
Other	7,407	8,942

Total accrued liabilities	$24,786	$25,054

9. RESTRUCTURING CHARGES

During the fourth quarter of fiscal year 2009, the Company’s management initiated a restructuring plan to reduce operational expenses through a reduction of 37 employees, as the Company managed through the challenges presented by a difficult economic climate and a rapidly evolving retail consumer market.

During the year ended January 31, 2009, the Company incurred $943,000 in restructuring charges primarily related to employee-related severance benefits and out-placement costs. The Company completed the payouts under the restructuring program by January 2009.

10. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of January 31, 2010 and 2009, the accrued warranty reserve was $233,000 and $200,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

Indemnification Arrangements

The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third-party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third-party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.

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

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On February 8, 2010, the Court entered an Order quantifying the attorney’s fees and costs incurred during the contempt proceedings to be $5.8 million. On March 4, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. fully affirmed the United States District Court for the Eastern District of Texas’s finding of contempt of its permanent injunction against EchoStar, including both the disablement and infringement provisions, regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. EchoStar has indicated that it intends to file a petition seeking rehearing en banc. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010.

On August 3, 2009, the United States Patent and Trademark Office (“the PTO”) issued an office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company intends to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; however, the Company is incurring material expenses in connection with this lawsuit, and in the event there is an adverse outcome, the Company’s business could be harmed. At this time, the Company is unable to estimate the likelihood of an adverse outcome or the extent to which the Company’s business would be harmed by an adverse outcome.

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

On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation moved to intervene in the action filed against AT&T Inc. The Company is incurring material expenses in connection with this litigation.

On February 24, 2010, Verizon answered TiVo’s August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers’ Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. On March 17, 2010, Verizon filed a motion to transfer the proceedings to the United States District Court for the District of New Jersey. The Company is incurring material expenses in connection with this litigation.

On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks, among other things, damages and a permanent injunction. No loss is considered probable or estimable at this time. The Company is incurring material expenses in connection with this litigation.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (“AT&T”) filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. The Company is incurring material expenses in connection with this litigation.

Securities Litigation. The Company and certain of its officers and directors (“TiVo defendants”) were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company’s IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company’s stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company’s executive officers who were named as defendants in this action were dismissed without prejudice.

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

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (“Lead Underwriters”), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stevenson, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the “Moving Issuers”), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

The Company is involved in numerous lawsuits and receives numerous threats of litigation in the ordinary course of its business. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2010, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

Facilities Leases

The Company’s corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2017, and is comprised of two buildings totaling 127,124 square feet of office space and part of another building under a lease that expires on April 1, 2012 totaling 11,985 square feet of space for a grand total of 139,109 square feet. On May 15, 2009, the Company entered into the Second Amendment to the Lease Agreement. Under the Amendment, the Company extended for an additional seven years, from February 1, 2010 to January 31, 2017, the original Lease Agreement. Under the terms of the Second Amendment, monthly rent is approximately $140,000 with built-in base rent escalations periodically throughout the lease term. Additionally, the Company entered into the Third Amendment to the Lease Agreement on February 17, 2010 for additional square footage in another building at the same location. Under the terms of the Third Amendment, additional monthly rent is approximately $13,000 with built-in base rent escalations periodically throughout the lease term. Both leases are classified as operating leases.

Additionally, the Company delivered a letter of credit totaling $477,000, to the landlord as collateral for performance by the Company of all of its obligations under the Original lease. The letter of credit is to remain in effect the entire term of the lease, but the amount does decrease over time. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2010, 2009, and 2008 was $2.3 million, $2.3 million, and $2.1 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2010, 2009, and 2008 were $3.5 million, $3.0 million, and $3.1 million, respectively. Future minimum operating lease payments as of January 31, 2010, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2011	$2,210
2012	1,921
2013	1,858
2014	1,907
2015	1,983
Thereafter	4,195

Total	$14,074

12. STOCKHOLDERS’ EQUITY

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

13. EQUITY INCENTIVE PLANS

1999 Equity Incentive Plan

In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2010, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan. The number of options outstanding that were granted under the 1999 Plan was 13,663,087 as of January 31, 2010.

1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan “the Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2010 all unissued shares under 1999 Non-Employee Directors’ Stock Plan have expired.

1999 Employee Stock Purchase Plan

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“the Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. However, during calendar year 2008 the purchase periods were eight months and four months in length and began on January 1 and September 1, respectively. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2010, the total number of shares reserved for issuance under this plan is 8,500,000. As of January 31, 2010, 3,425,866 shares remain available for future purchases.

2008 Equity Incentive Award Plan

In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (“the 2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 10,388,134. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. As of January 31, 2010, 4,135,419 shares remain available for future stock based award grants.

In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.

Stock Award Activity

A summary of the stock options activity and related information for the twelve months ended January 31, 2010, 2009, and 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2007	18,170	$7.19	7.05	$5,482
Grants	7,551	6.19
Exercises	(1,396)	5.08
Forfeitures or expirations	(2,263)	7.94

Outstanding at January 31, 2008	22,062	$6.91	6.76	$54,245
Grants	2,258	8.65
Exercises	(1,774)	5.21
Forfeitures or expirations	(1,479)	7.17

Outstanding at January 31, 2009	21,067	$7.22	6.23	$18,453
Grants	403	9.71
Exercises	(6,195)	6.13
Forfeitures or expirations	(356)	8.50

Outstanding at January 31, 2010	14,919	$7.71	5.60	$31,216

The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $9.02 as of January 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $22.4 million, $5.3 million, and $3.1 million for the twelve months ended January 31, 2010, 2009, and 2008, respectively.

The following table summarizes information about options outstanding at January 31, 2010:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 2.67 - $ 6.02	1,549,444	4.93	$4.64	1,428,989	$4.55
$ 6.04 - $ 6.18	3,811,788	7.05	$6.18	2,111,076	$6.18
$ 6.23 - $ 6.51	916,601	4.65	$6.42	530,645	$6.37
$ 6.52 - $ 6.52	2,002,084	5.41	$6.52	2,002,084	$6.52
$ 6.53 - $ 6.86	1,549,288	5.83	$6.72	1,395,309	$6.71
$ 6.93 - $ 8.57	1,501,451	4.84	$7.36	1,185,158	$7.36
$ 8.64 - $ 8.86	103,049	4.24	$8.74	75,223	$8.75
$ 8.94 - $ 8.94	1,564,104	8.10	$8.94	580,466	$8.94
$ 9.00 - $ 20.00	1,578,847	2.86	$13.81	1,263,260	$14.72
$ 21.00 - $ 33.37	342,250	0.34	$21.24	342,250	$21.24

Total	14,918,906	5.60	$7.71	10,914,460	$7.86

Net cash proceeds from the exercise of stock options were $38.0 million, $9.2 million, and $7.1 million for the twelve months ended January 31, 2010, 2009, and 2008, respectively. Information regarding stock options outstanding at January 31, 2010 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	14,919	$7.71	5.61	$31,216
Shares vested and expected to vest*	14,687	$7.72	5.58	$30,872
Shares exercisable	10,914	$7.86	5.01	$24,054

*	Options outstanding that are expected to vest are net of estimated future option forfeitures

Restricted Stock Awards (RSAs) / Restricted Stock Units (RSUs)

The Company had 4,467,000 RSAs and RSUs outstanding as of January 31, 2010, which were excluded from the options outstanding balances in the preceding tables. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. The total aggregate grant date fair value was $34.7 million. Aggregate intrinsic value of RSAs and RSUs at January 31, 2010 was $40.3 million based on the Company’s closing stock price on January 31, 2010. The total fair value of RSAs and RSUs vested was $6.5 million, $2.4 million, and $1.2 million for the twelve months ended January 31, 2010, 2009, and 2008, respectively.

The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2010, 2009, and 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2007	496	$6.91

Granted	642	$6.04
Vested	(176)	$6.66
Forfeited	(50)	$6.97

Unvested stock at January 31, 2008	912	$6.35

Granted	1,275	$8.86
Vested	(336)	$7.06
Forfeited	(126)	$8.69

Unvested stock at January 31, 2009	1,725	$7.89

Granted	3,938	$7.53
Vested	(921)	$7.05
Forfeited	(275)	$7.51

Unvested stock at January 31, 2010	4,467	$7.77

Performance-Based Awards

During fiscal years 2009, and 2008, the Company had a performance-based plan that grants restricted stock to specified manager-level employees based on the attainment of specified goals. The number of awards issued for the fiscal year ended January 31, 2008 was determined in the first quarter of fiscal year 2009 based upon meeting various departmental and company-wide performance goals for fiscal year 2008. The numbers of awards issued in March 2008 was 143,114 shares for restricted stock that will then vest over a two year period. The number of awards issued for the fiscal year ended January 31, 2009 was determined in the first quarter of fiscal year 2010 and based upon meeting various departmental and company-wide performance goals for fiscal year 2009. The number of fiscal 2009 awards issued is 62,437 that will vest over a four-year period. Total compensation cost recognized related to these performance-based awards was approximately $428,000, $533,000 and $302,000 for the fiscal years ended January 31, 2010, 2009, and 2008, respectively. As of January 31, 2010, $291,000 of total unrecognized compensation cost related to these awards are expected to be recognized over a weighted-average period of 2.44 years.

In fiscal year 2010, the Company awarded 300,000 shares of performance-based restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. These awards vest only if specific performance goals set by the Compensation Committee of the Company’s Board of Directors are achieved. The fair value of these 300,000 shares of performance-based restricted stock units was estimated using Monte Carlo analysis. Total compensation cost recognized related to these performance-based awards was approximately $586,000 for the fiscal year ended January 31, 2010. As of January 31, 2010, $883,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 4.00 years.

14. RETIREMENT PLANS

In December 1997, the Company established a 401(k) Retirement Plan (“the Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan from inception through January 31, 2010.

15. ADOPTION OF STOCKHOLDER RIGHTS PLAN

On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. On January 26, 2010, TiVo amended the Rights Plan to add the defined term “Designated Holder” for the purpose of providing a limited exemption to BlackRock Inc. and its subsidiaries and affiliates (“BlackRock”) from the definition of “Acquiring Person” under the Rights Plan. This limited exemption permits BlackRock to become the beneficial owner of up to 16.99% of the common stock of TiVo then outstanding without becoming an Acquiring Person (as defined in the Rights Plan) rather than the 14.99% threshold otherwise applicable. BlackRock will be deemed a Designated Holder until the earliest of (a) such time as BlackRock ceases to beneficially own 10% or more of the common stock of TiVo, (b) BlackRock Inc. or any parent entity is subject to a change of control or (c) BlackRock reports or is required to report on Schedule 13D (or any successor or comparable report) its beneficial ownership of common stock of TiVo. Under certain circumstances, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of TiVo at an exercise price of $60.00 per Right, subject to adjustments under certain circumstances. The rights are not exercisable as of the date of this filing. The TiVo Board will be entitled to redeem the Rights at $.01 per Right at any time before a person has become an Acquiring Person.

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

16. STOCK-BASED COMPENSATION

Total stock-based compensation recognized in the consolidated statements of operations for the twelve months ended January 31, 2010, 2009, and 2008, respectively is as follows:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands)
Cost of service revenues	$1,098	$903	$729
Cost of technology revenues	2,319	2,071	2,422
Research and development	8,604	8,805	7,326
Sales and marketing	2,567	2,089	2,205
General and administrative	10,766	9,552	10,157

Stock-based compensation expense before income taxes	$25,354	$23,420	$22,839
Income tax benefit	—	—	—

Total stock-based compensation	$25,354	$23,420	$22,839

No income tax benefit was realized from stock option exercises during the twelve months ended January 31, 2010, 2009, and 2008, respectively. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of January 31, 2010, $12.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.53 years. As of January 31, 2010, $22.5 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.93 years.

The Company used the alternative transition method which included a simplified method to establish the beginning balance of the additional paid in capital pool (“the APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to stock option expensing.

The Company is required to use a valuation model to calculate the fair value of stock-based awards and has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility of market traded options on the Company’s common stock. The expected life of stock options granted prior to December 31, 2007 was based on the simplified calculation of expected life. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of the U.S. Treasury yield curve on investments with terms approximating the expected life during the fiscal quarter an option is granted. The Company has not and has no current plan to declare a dividend.

The assumptions used for the twelve months ended January 31, 2010, 2009, and 2008, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2010	2009	2008	2010	2009	2008
Expected life (in years)	0.70	0.57	0.43	4.42	5.37	6.26
Volatility	93%	77%	56%	69%	74%	68%
Average risk free interest rate	1.52%	2.02%	4.23%	2.02%	3.30%	4.60%
Dividend Yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value during the period	$3.25	$2.80	$2.66	$5.30	$5.58	$4.08

17. COMPREHENSIVE INCOME/LOSS

The components of comprehensive income (loss) are as follows:

	Twelve Months Ended January,
	2010	2009	2008
	(In thousands)
Net income (loss)	$(23,916)	$103,592	$(31,591)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	409	(1,035)	—

Comprehensive income (loss)	$(23,507)	$102,557	$(31,591)

18. INCOME TAXES

Income tax (benefit) provision was $(1.0) million, $1.3 million, and $30,000 in fiscal years 2010, 2009, and 2008, respectively. The income tax benefit in fiscal year 2010 is due to a refund of previously paid Alternative Minimum Tax (“AMT”) and refundable research credits. The income tax expense in fiscal years 2009 and 2008 relates to federal AMT, state income taxes, and foreign withholding taxes.

	Fiscal Year Ended January 31,
Current Expense	2010	2009	2008
Federal	$(1,136)	$595	$—
State	91	714	29
Foreign	21	19	1

Total	$(1,024)	$1,328	$30

The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(in thousands)
Federal tax at statutory rate	$(8,729)	$36,722	$(11,010)
State taxes	91	219	29
Foreign withholding tax	21	19	1
Utilization of net operating losses	—	(21,507)	—
Net operating loss and temporary differences for which no tax benefit was realized	9,013	(18,082)	6,570
Stock based compensation	(1,905)	2,367	4,260
Refundable research tax credits	(288)	(229)	—
Federal and state alternative minimum taxes	(827)	1,193	—
Non-deductible compensation expense	1,542	420	175
Non-deductible expenses and other	58	206	5

Total tax expense	$(1,024)	$1,328	$30

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2010	2009
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$155,353	$140,074
Research and alternative minimum tax credits	15,418	11,151
Deferred revenue and rent	13,291	19,773
Capitalized research	26,478	33,442
Stock based compensation	8,805	7,821
Other	13,792	10,814

Total deferred tax assets	233,137	223,075
Valuation allowance	(233,137)	(223,075)

Net deferred tax assets (liabilities):	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income, the timing and amount of which are uncertain. Accordingly, Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance was an increase of $10.1 million and decrease of $43.6 million for the year ended January 31, 2010 and January 31, 2009, respectively.

As of January 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $464.9 million and $229.7 million respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $31.6 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

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

The federal net operating loss carryforwards expire beginning in fiscal year ending 2019 through 2030. The state net operating loss carryforwards expire beginning in fiscal year 2014 through 2030. As of January 31, 2010, unused research and development tax credits of approximately $11.0 million and $15.4 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by fiscal 2020. California research and experimental tax credits carry forward indefinitely until utilized.

On November 6, 2009, President Obama signed into legislation, the Worker, Business assistance Act (“HR 3548”), which allows companies a five year net operating loss carryback instead of a normal two year loss carryback, for losses generated either in tax year 2008 or 2009 to offset taxes paid in those preceding years, including alternative minimum taxes paid. The Company is electing to carryback its tax year 2009 losses and claim a cash refund for the alternative minimum taxes paid in tax year 2008 of approximately $800,000.

On February 17, 2009, President Obama signed into legislation, the American Recovery and Reinvestment Act of 2009, which allows corporations without current tax liabilities to obtain refunds for certain research tax credit and alternative minimum tax credit carry forwards by electing to forego the 50% additional first year depreciation for new property acquired after March 31, 2008 and placed in service before January 1, 2010. This Act extended the provision of the Housing Assistance Tax Act of 2008 (“HR 3221”), which was set to expire for assets placed in service before January 1, 2009. The Company has elected to obtain refunds for its research and development tax credit for the years ended January 31, 2010 and January 31, 2009. The amount of benefit for refundable credits for fiscal years 2010 and 2009 were approximately $400,000 and $200,000, respectively.

On September 23, 2008, California signed into legislation the Assembly Bill 1452 which suspends for two years the deduction for net operating losses (“NOL”s) on a California tax return. Accordingly, a deduction for net operating loss carryovers will not be allowed for the Company’s tax years 2008 and 2009. Also, Assembly Bill 1452 places restriction on the amount of allowable tax credit a company can utilize for the tax years 2008 and 2009. Under the new California legislation a taxpayer cannot use otherwise allowable tax credit to reduce below 50% its “net tax”. Credits affected by this limitation include the research and development credit, the enterprise zone credit, and the low-income housing credit. The carryover period for any NOL, or NOL carryover that is not allowed due to the suspension is extended by one additional year for losses incurred in tax years beginning in 2008, and two additional years for losses incurred in tax years beginning before January 1, 2008.

The Company adopted the provisions of ASC 740-10 as of February 1, 2007. At implementation, the Company had approximately $7.5 million of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2010	2009
	(in thousands)
Beginning Balance	$9,572	$7,960
Additions based on tax positions related to current year	2,163	1,212
Additions for tax positions in prior years	28	400
Reduction for tax positions of prior years	(4,418)	—
Settlements	—	—

Ending Balance	$7,345	$9,572

The total amount of unrecognized tax benefit, if recognized, that would effect the effective tax rate would be approximately $200,000 at January 31, 2010. The remaining unrecognized tax benefits at January 31, 2010 would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not expect that there will be a significant increase or decrease of the total amount unrecognized tax benefits within the next 12 month.

The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company accrued approximately $4,000 of interest or penalties related to unrecognized tax benefits recorded through January 31, 2010.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2006 – 2010

• California	2005 – 2010

However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

19. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	Twelve Months Ended January 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(23,916)	$103,592	$(31,591)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	106,182	100,390	97,511
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	2,206	—

Denominator for diluted net income (loss) per common share	106,182	102,596	97,511

Basic net income (loss) per common share	$(0.23)	$1.03	$(0.32)

Diluted net income (loss) per common share	$(0.23)	$1.01	$(0.32)

The weighted average number of shares outstanding used in the computation of basic and diluted net loss in fiscal year 2010 and fiscal year 2008 per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	As of January 31,
	2010	2009	2008
Unvested restricted stock	4,467,429	870,878	912,203
Options to purchase common stock	14,918,906	13,119,600	22,062,170
Potential shares to be issued from ESPP	487,600	—	199,234

Total	19,873,935	13,990,478	23,173,607

20. INVESTMENT IN TGC, INC.

On August 9, 2004, the Company acquired a minority interest in TGC, Inc. (“TGC”), a newly formed independent entity. In exchange for the Company’s interest in TGC, it granted TGC a license to certain aspects of its technology for use in China, Singapore, Hong Kong, Macau and Taiwan. The Company accounted for its investment in TGC under the equity method of accounting as it owned more than 20% but less than 50% of TGC’s equity. No gain was recognized by the Company for its interest in TGC as there was significant uncertainty as to the realization of a gain due to the start-up nature of TGC. Accordingly, since the intellectual property licensed had no carrying value on the Company’s financial statements, no value was assigned to the Company’s interest in TGC. This transaction did not have a material effect on the Company’s results of operations in fiscal years 2010, 2009, and 2008 as TGC’s activity and financial position were not material.

Through TGC, the Company has gained access to high quality, engineering resources for the design and development of additional digital video recorder platforms. During fiscal years ended January 31, 2010 and 2009 TiVo made no payments to TGC. During the fiscal year ended January 31, 2008, the Company paid TGC $375,000 for a variety of services including research and development and service fees related to designing and building the Company’s product.

In August 2008, TGC sold all of its assets for an equity interest in LiTV, a newly-formed entity located in Taipei, Taiwan. TGC remains a corporate entity, with a sole purpose to act as a holding company for the LiTV stock it owns, which amounts to less than 5% of LiTV. As of January 31, 2010, the TGC stock held by TiVo continues to have no carrying value, and there is no market for the stock.

21. COMCAST AGREEMENT

On March 15, 2005, the Company entered into a non-exclusive licensing and marketing agreement with Comcast STB Software DVR, LLC (“Comcast STB”), a wholly-owned subsidiary of Comcast Corporation, and Comcast Corporation, as guarantor of Comcast STB’s obligations under the agreement. The agreement was subsequently amended several times, most recently on March 27, 2008. The Company agreed to develop a TiVo service software solution for deployment on Comcast’s DVR platforms. In addition, the Company agreed to develop a TiVo Interactive Advertising Management System for deployment on Comcast platforms to enable the provision of local and national advertising to Comcast subscribers.

The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides for eight additional one-year renewal terms beyond the initial term with certain deployment thresholds beginning after June 30, 2019. Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast will pay for any ongoing development work that exceeds the amount of the credit. Under the initial and subsequent Statements of Work (“SOW”s), subject to the attainment of specified deployment thresholds, Comcast is also entitled to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees. Comcast is continuing to fund development of the TiVo Experience. TiVo will have the continuing right to sell certain types of advertising in connection with the TiVo service offered through Comcast, when such advertising features are developed. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.

As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Our statement of works with Comcast provide for continued funding for engineering services in fiscal year 2011 to support these activities.

During the twelve months ended January 31, 2010, 2009 and 2008, the Company recognized $16.7 million, $14.2 million, and $12.2 million, respectively in technology revenues and $10.1 million, $9.1 million, and $13.0 million, respectively in cost of technology revenues, related to the initial development under the original agreement and related to additional engineering work under a SOW entered into on August 27, 2007 for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms, including Cisco DVRs. The Company was recognizing revenues and costs for the initial development of TiVo service software and TiVo Interactive Advertising Management System based on a zero profit model, which resulted in the recognition of equal amounts of revenues and costs. The majority of the initial development work was completed in June 2007. The engineering work performed under the August 2007 SOW is considered a separate arrangement and revenue from this engineering work is recognized using the percentage-of-completion method subsequent to signing the agreement on August 27, 2007.

22. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service. Under the terms of this non-exclusive arrangement, TiVo is developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR which TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched. DIRECTV, upon the deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo (when and if the new version of the TiVo service is deployed) than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the current monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement starting in 2010 and those minimum payments are substantially higher than in the prior agreement. The Company will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. During the twelve months ended January 31, 2010, the Company recognized $9.0 million in technology revenues and $9.0 million in cost of technology revenues related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

23. RESIGNATION OF BOARD MEMBER

On August 30, 2007, the Company accepted the resignation of Michael Ramsay as a member of our Board of Directors. Mr. Ramsay has been named to the post of Venture Partner at New Enterprises Associates, a Silicon Valley venture capital firm, which already has representation on the Company’s Board. Pursuant to the Transition and Consulting Agreement, effective August 30, 2007, Mr. Ramsay agreed to a noncompete provision and that he will be available to provide services to the Company as a consultant focused on technology and other issues through approximately August 2009 when and if requested by the Company. Mr. Ramsay’s stock-based awards were modified to provide for accelerated and continued vesting and extended exercise periods. These modifications were valued at $2.4 million using a Black-Scholes option valuation model. The $2.4 million charge consisted of $546,000 related to stock-based awards that were not vested as of the modification date and $1,835,000 related to extending the exercisability date of stock-based awards that were vested as of the modification date. As the terms of the Transition and Consulting Agreement did not create a substantive future service period, the entire non-cash amount of $2.4 million was expensed immediately in the quarter ended October 31, 2007.

24. SUBSEQUENT EVENTS

As of January 31, 2010 the Company’s outstanding shares of common stock were 109,869,062. As of March 22, 2010 its outstanding shares of common stock has increased to 113,245,839, primarily due to 3,062,989 stock options exercised, which generated cash inflow of approximately $22.1 million to TiVo.

On March 23, 2010, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to its Rights Agreement, dated as of January 16, 2001 (the “Rights Agreement”), by and between the Company and Wells Fargo Shareowner Services (the “Rights Agent”), as amended by the First Amendment thereto, dated as of February 20, 2001, the Second Amendment thereto, dated as of April 12, 2006, and the Third Amendment thereto, dated as of January 26, 2010. The Fourth Amendment to the Company’s Rights Agreement provides for updates to the definitions of “Beneficial Ownership” and “Acquiring Person” so that the definitions of these terms more closely track current investor activities in the United States securities markets. The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the applicable provisions of the Fourth Amendment which is filed as an exhibit with the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010.

On March 23, 2010, the Company’s board of directors approved Amendment No. 1 to its Amended and Restated Bylaws. This Amendment No. 1 provides for modifications to procedures for how its stockholders may make business proposals or director nominations to be considered at annual or special meetings of the Company including expanding the required disclosures in connection with such activities and provides for additional procedures regarding how its stockholders may call special meetings. The foregoing description of the Amendment No. 1 to the Company’s Amended and Restated Bylaws is qualified in its entirety by reference to its provisions were filed as an exhibit on the Company’s current report on Form 8-K on March 29, 2010.

On March 24, 2010, the Company’s board of directors approved amendments to President and Chief Executive Officer Thomas Rogers’ employment agreement. These amendments to Mr. Rogers’ employment agreement provide for the following: (i) Mr. Rogers’ target annual bonus shall be increased from 80% to 100% of his annual base salary commencing for the fiscal year ending January 31, 2011; (ii) Mr. Rogers’ non-change of control severance benefits for which he is eligible under his employment agreement in the event that he is involuntarily terminated other than “for cause” (as defined in his employment agreement) or he voluntarily leaves “for good reason” (as defined in his employment agreement) have been increased as follows: (a) increase from 1.5 times base salary to 2.0 times base salary; (b) increase from 1 times target bonus to 2 times target bonus; and (c) increase the length of his health and benefits coverage from 18 months to 24 months; (iii) Mr. Rogers is no longer eligible for the reimbursement of any personal expenses and associated tax gross-ups previously allowed under his employment agreement (including certain housing in California, home office and media equipment expenses, family and spousal travel to California, commuting, life insurance, and other miscellaneous non-business expenses); and (iv) commencing in the fiscal year ending January 31, 2011, Mr. Rogers shall receive (a) a $150,000 annual retention bonus on February 1 of each year commencing (retroactively) February 1, 2010 so long as he remains employed by the Company; (b) a $100,000 allowance for travel and living expenses; and (c) a $100,000 allowance for all other expenses he may incur as to which the Company previously provided reimbursement. The foregoing description of changes to Mr. Rogers’ employment agreement with the Company are qualified in their entirety by reference to the applicable provisions of the agreement, which will be filed as an exhibit with the Company’s quarterly report on Form 10-Q for the period ending April 30, 2010.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and Rule 15d-15(f) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2010. Management reviewed the results of its assessment with our Audit Committee.

KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2010, which is included herein.

(d) Limitations on Effectiveness of Controls.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Audit Committee.

The information under the caption “Corporate Governance — Board Committees and Meetings — Audit Committee,” appearing in the Proxy Statement, is hereby incorporated by reference

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

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

3.2	Amended and Restated Bylaws, dated as of April 25, 2007 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2007).

3.3	Amendment No. 1 to Amended and Restated Bylaws, dated as of March 23, 2010 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on March 29, 2010).

4.1	Rights Agreement, dated as of January 16, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.2	First Amendment to Rights Agreement, dated as of February 20, 2001, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on February 28, 2001).

4.3	Second Amendment to Rights Agreement, dated as of April 12, 2006, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.10 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

4.4	Third Amendment to Rights Agreement, dated as of January 26, 2010, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (filed herewith).

4.5	Fourth Amendment to Rights Agreement, dated as of March 23, 2010, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (filed herewith).

4.6	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.7	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.2*	TiVo Inc.’s Amended and Restated 1997 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.3*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.4*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (SEC File No. 333-153178) filed on August 25, 2009).

10.6*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008)

10.7*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2009).

10.8*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.9*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2005).

10.10*	Form of Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.11*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.12*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.13*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.14*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.15*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.16*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.17*	Form of Senior Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.18*	Form of Vice President Change of Control Terms and Conditions Agreement (filed herewith).

10.19+	Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.21+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.23+	Amendment to Marketing Agreement and Tax Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.24	Second Consolidated Amendment to Marketing Agreement, dated as of June 30, 2003, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 15, 2003).

10.25+	Development Agreement, dated as of February 15, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.26+	First Consolidated Amendment to Development Agreement, dated as of October 31, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 16, 2002).

10.27+	Second Amendment to Development Agreement, dated as of December 20, 2002, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2002).

10.28+	Third Amendment to Development Agreement, dated as of January 8, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 14, 2003).

10.29+	Fourth Amendment to Development Agreement, dated as of April 17, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.30+	Fifth Amendment to Development Agreement, dated as of December 19, 2003, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on April 15, 2004).

10.31+	Sixth Amendment to Development Agreement, dated as of April 30, 2004, between DIRECTV, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2004).

10.32+	Seventh Amendment to the Development Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.33+	Eighth Amendment to the Development Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.34+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.35+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2009).

10.36+	Amended and Restated Services Agreement, dated as of March 31, 2005, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.37+	First Amendment to the Amended and Restated Services Agreement, dated as of April 7, 2006, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on June 9, 2006).

10.38+	Second Amendment to the Amended and Restated Services Agreement, dated as of July 25, 2007, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.39+	Third Amendment to the Amended and Restated Services Agreement, dated as of January 25, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.40+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc. (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.41	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q filed on November 15, 1999).

10.42	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2006).

10.43	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.44	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).

10.45	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC (filed herewith).

10.46*	TiVo Inc. Fiscal Year 2007 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 4, 2006).

10.47*	TiVo Inc. Fiscal Year 2008 Bonus Plan for Executives (incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.48*	TiVo Inc. Fiscal Year 2009 Bonus Plan for Executives. (incorporated by reference to Exhibit 10.38 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.49*	TiVo Inc. Fiscal Year 2010 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-K filed on April 2, 2009).

10.50+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.51+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report Form 10-K filed on May 1, 2003).

10.52+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003)

10.53+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on September 9, 2004).

10.54+	Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report filed on December 10, 2004).

10.55+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report filed on April 15, 2005).

10.56	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.57+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.58	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report filed on December 9, 2005).

10.59+	Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).

10.60+	TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.61+	TV Guide Showcase Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.62+	TV Guide Promotion Rider to TiVo Interactive Program Guide License Agreement, effective as of June 6, 2003, by and between TiVo Inc. and Gemstar – TV Guide International, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 30, 2003).

10.63+	Service Provider Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.64+	Remote Scheduling Amendment to TiVo Interactive Program Guide License Agreement, effective as of August 23, 2006, by and between Gemstar-TV Guide International, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 11, 2006).

10.65+	Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.66+	Addendum 1 to the Licensed Data Agreement, effective May 14, 2007, by and between Tribune Media Services, Inc., Fandango Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.67	Amendment to the Licensed Data Agreement, dated as of November 15, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).

10.68+	First Amendment to the Licensed Data Agreement, dated as of November 15, 2007, by and between Tribune Media Services, Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).

10.69*	Amended & Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.70*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.71*	Transition and Consulting Agreement, effective as of August 30, 2007, by and between Michael Ramsay and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.72+	Licensing and Marketing Agreement, effective as of March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.73	First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.74+	Second Amendment to the Licensing and Marketing Agreement, effective as of October 23, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.1 the registrant’s Quarterly Report on Form 10-Q filed on December 11, 2006).

10.75+	Third Amendment to the Licensing and Marketing Agreement, effective as of June 22, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.76+	Fourth Amendment to the Licensing and Marketing Agreement, effective as of August 27, 2007, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.77+	Fifth Amendment to the Licensing and Marketing Agreement, effective as of February 15, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.63 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.78+	Sixth Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation. (incorporated by reference to Exhibit 10.64 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.79	Credit Agreement, dated as of January 25, 2007, between Citigroup Global Markets Realty Corp. and TiVo Inc. (incorporated by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K filed on April 16, 2007).

10.80*	Consulting Agreement, effective as of July 9, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.81*	First Amendment to Consulting Agreement, effective as of August 16, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on September 10, 2007).

10.82*	Second Amendment to Consulting Agreement, effective as of October 2, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.83*	Third Amendment to Consulting Agreement, effective as of November 14, 2007, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2007).

10.84*	Fourth Amendment to Consulting Agreement, effective as of June 1, 2008, between TiVo Inc. and Financial Leadership Group, LLC (incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

14.1	TiVo Code of Conduct, as amended March 25, 2009 (incorporated by reference to Exhibit 14.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2009).

23.1	Independent Registered Public Accounting Firm’s Consent (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 31, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 31, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 31, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 31, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date: March 31, 2010	/S/ THOMAS ROGERS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2010

/S/ ANNA BRUNELLE Anna Brunelle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/S/ WILLIAM CELLA William Cella	Director	March 31, 2010

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 31, 2010

/S/ RANDY KOMISAR Randy Komisar	Director	March 31, 2010

/S/ J. HEIDI ROIZEN J. Heidi Roizen	Director	March 31, 2010

/S/ JOSEPH UVA Joseph Uva	Director	March 31, 2010

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 31, 2010

/S/ DAVID ZASLAV David Zaslav	Director	March 31, 2010