Form 10-Q
period 2010-04-30
TIVO INC
filed 2010-06-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 115,481,611 as of May 28, 2010.

© 2010 TiVo Inc. All Rights Reserved.

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

•

our expectations of the growth in the future digital video recorder (“DVR”) market generally, and the high definition market specifically, including our expectations regarding competition and consumer acceptance of alternatives to the company’s products, including cable video on demand, streaming video on demand, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided Cable Cards and switched digital devices essential for TiVo consumer devices in cable homes;

•

our expectations that in the future we may also offer services for non-DVR products such as our recently announced development of a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•	our financial results, expectations of future revenues and profitability, and expectations for the future use of advertising trade credits;

•

our expectations with respect to the possible future outcomes and the possible receipt of additional damages in our on-going litigation with EchoStar as well as expectations for increased legal expenses in the future;

•

our expectations with respect to the timing of future development and deployment with our distribution partners including the ongoing development and further deployment of the TiVo service on Comcast, the continued progress of development and future deployment of the TiVo service on Cox, the ongoing development and future launch of the High Definition (“HD”) DIRECTV DVR with TiVo service; and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the United Kingdom (“U.K.”) and the on-going development and integration of TiVo service and technology with conditional access security provider Conax in connection with future international distribution opportunities;

•	future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•

future increases in our operating expenses, including increases in research and development expenses, sales and marketing and subscription acquisition costs, including our ability to retain and hire key management employees and software engineers;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico), and in the future Virgin Media (U.K.), Cox, and RCN) and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, Cox, DIRECTV, RCN, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (U.K.), and Cablevision (Mexico) and deployment of the TiVo service by them now or in the future;

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(unaudited)

	April 30, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,121	$70,891
Short-term investments	187,355	173,691
Accounts receivable, net of allowance for doubtful accounts of $342 and $409	19,683	16,996
Inventories	12,368	12,110
Prepaid expenses and other, current (see Note 1)	9,529	8,686

Total current assets	297,056	282,374
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $42,503 and $40,934, respectively	11,238	10,098
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $13,153 and $12,501, respectively	8,913	9,565
Prepaid expenses and other, long-term	1,281	1,263
Long-term investments	7,548	7,512

Total long-term assets	28,980	28,438

Total assets	$326,036	$310,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21,715	$20,712
Accrued liabilities	24,654	24,786
Deferred revenue, current	35,283	38,952

Total current liabilities	81,652	84,450
LONG-TERM LIABILITIES
Deferred revenue, long-term	30,819	28,990
Deferred rent and other long-term liabilities	255	231

Total long-term liabilities	31,074	29,221

Total liabilities	112,726	113,671
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	0	0
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 116,294,027 and 110,434,022, respectively and outstanding shares are 115,411,307 and 109,869,062, respectively	116	110
Additional paid-in capital	930,926	896,695
Treasury stock, at cost - 882,720 shares and 564,960 shares, respectively	(8,117)	(4,325)
Accumulated deficit (see Note 1)	(708,913)	(694,713)
Accumulated other comprehensive loss	(702)	(626)

Total stockholders’ equity	213,310	197,141

Total liabilities and stockholders’ equity	$326,036	$310,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended April 30,
	2010	2009
Revenues
Service revenues	$36,244	$42,129
Technology revenues	6,973	6,386
Hardware revenues (see Note 1)	18,169	6,606

Net revenues	61,386	55,121
Cost of revenues
Cost of service revenues (a)	10,403	10,150
Cost of technology revenues (a)	5,021	4,483
Cost of hardware revenues	19,219	10,576

Total cost of revenues	34,643	25,209

Gross margin	26,743	29,912

Research and development (a)	18,628	15,066
Sales and marketing (a)	7,760	5,695
Sales and marketing, subscription acquisition costs	3,191	982
General and administrative (a)	11,697	12,242

Total operating expenses	41,276	33,985

Loss from operations	(14,533)	(4,073)

Interest income	369	190
Interest expense and other	(2)	0

Loss before income taxes	(14,166)	(3,883)
Provision for income taxes	(34)	(16)

Net loss	$(14,200)	$(3,899)

Net loss per common share - basic and diluted	$(0.13)	$(0.04)

Weighted average common shares used to calculate basic and diluted net loss per share	111,490,152	102,278,944

(a) Includes stock-based compensation expense as follows :
Cost of service revenues	$132	$263
Cost of technology revenues	484	557
Research and development	1,786	2,491
Sales and marketing	817	685
General and administrative	2,367	3,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,200)	$(3,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	2,221	2,310
Loss on disposal of fixed assets	42	0
Stock-based compensation expense	5,586	7,070
Utilization of trade credits	19	11
Allowance for doubtful accounts	32	97
Changes in assets and liabilities:
Accounts receivable	(2,719)	2,541
Inventories	(258)	6,101
Prepaid expenses and other	(880)	831
Accounts payable	(567)	(1,160)
Accrued liabilities	(132)	(3,588)
Deferred revenue	(1,840)	(4,852)
Deferred rent and other long-term liabilities	24	0

Net cash provided by (used in) operating activities	$(12,672)	$5,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(45,775)	(99,936)
Sales or maturities of short-term investments	31,999	79,927
Acquisition of property and equipment	(1,181)	(2,022)
Acquisition of capitalized software and intangibles	0	(1,532)

Net cash used in investing activities	$(14,957)	$(23,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	28,651	7,957
Treasury Stock - repurchase of stock for tax withholding	(3,792)	(2,007)
Payment under capital lease obligation	0	(19)

Net cash provided by financing activities	$24,859	$5,931

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,770)	$(12,170)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	70,891	162,337

Balance at end of period	$68,121	$150,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TiVo Inc. (together with its subsidiaries “the Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with: generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of April 30, 2010 and January 31, 2010 and the results of operations for the three month periods ended April 30, 2010 and 2009 and condensed consolidated statements of cash flows for the three month periods ended April 30, 2010 and 2009 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010. Operating results for the three month period ended April 30, 2010 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2011.

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, the Company determined that it had been overpaying revenue share to its partners in fiscal years 2009 and 2010 as a result of an error identified in reports used to calculate the revenue share amounts. The impact of the adjustment in the previous periods has resulted in an increase in hardware revenue with a corresponding increase in prepaid expenses for estimated amounts that the Company ultimately expects to be able to recover from its partners. As future events and their effects cannot be determined with precision, actual recoveries could differ from this estimate.

The Company has also corrected an immaterial error in its statement of cash flows for the quarter ended April 30, 2009 whereby the change in accounts payable related to acquisition of property and equipment was incorrectly classified in the cash flows from operating activities and investing activities for each of the quarters in the year ended January 31, 2010.

Management concluded that these errors were immaterial to the fiscal years 2009 and 2010 consolidated financial statements, but that its correction in the current year would be significant. Accordingly, pursuant to Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the consolidated balance sheet as of January 31, 2010 has been revised to reflect the increase of $1.4 million in prepaid expenses with a corresponding decrease in accumulated deficit.

Correction of statements of operations and statements of cash flows for fiscal years 2009 and 2010 will be made the next time the Company files comparative financial statement information. The impact on individual quarters in years ended January 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended				Year ended Jan 31, 2010
	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009
Net income (loss), as previously reported	$(10,181)	$(6,669)	$(2,937)	$(4,129)	$(23,916)
Adjustment	$199	$222	$229	$230	$880

Net income (loss), as adjusted	$(9,982)	$(6,447)	$(2,708)	$(3,899)	$(23,036)

	Three Months Ended				Year ended Jan 31, 2009
	Jan 31, 2009	Oct 31, 2008	July 31, 2008	April 30, 2008
Net income (loss), as previously reported	$(3,567)	$100,626	$2,917	$3,616	$103,592
Adjustment	$169	$199	$151	$0	$519

Net income (loss), as adjusted	$(3,398)	$100,825	$3,068	$3,616	$104,111

	Three months ended April 30, 2009	Six months ended July 31, 2009	Nine months ended Oct 31, 2009	Year ended Jan 31, 2010
Net cash provided by (used in) operating activities, as previously reported	$4,240	$8,742	$10,994	$8,408
Adjustment	$1,222	$1,132	$1,282	$1,172

Net cash provided by (used in) operating activities, as adjusted	$5,462	$9,874	$12,276	$9,580

	Three months ended April 30, 2009	Six months ended July 31, 2009	Nine months ended Oct 31, 2009	Year ended Jan 31, 2010
Net cash provided by (used in) investing activities, as previously reported	$(22,341)	$(53,721)	$(125,200)	$(139,214)
Adjustment	$(1,222)	$(1,132)	$(1,282)	$(1,172)

Net cash provided by (used in) investing activities, as adjusted	$(23,563)	$(54,853)	$(126,482)	$(140,386)

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company. The Company is still evaluating the impact of the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on its consolidated financial statements. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

2. CASH AND INVESTMENTS

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of April 30, 2010	As of January 31, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$4,621	$4,111
Cash equivalents:
Commercial paper	21,493	14,994
Money market funds	42,007	51,786

Total cash and cash equivalents	68,121	70,891

Marketable securities:
Certificate of deposit	11,400	16,401
Commercial paper	32,946	39,559
Corporate debt securities	63,400	49,833
US agency securities	33,976	26,998
US Treasury securities	20,100	15,113
Foreign government securities	25,533	25,787

Current marketable securities	187,355	173,691

Auction rate securities (1)	4,148	4,112

Non-current marketable securities	4,148	4,112

Total marketable securities	191,503	177,803

Other investment securities:
Other investment securities - cost method	3,400	3,400

Total other investment securities (1)	3,400	3,400

Total cash, cash equivalents, marketable securities and other investment securities	$263,024	$252,094

(1)	Auction rate securities and other investment securities are included in “Long-term investments” on the Company’s condensed consolidated balance sheets.

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

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contractual Maturity Date

The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	April 30, 2010	January 31, 2010
	(in thousands)	(in thousands)
Due within 1 year	$153,404	$141,857
Due within 1 year through 5 years	33,951	31,834
Due within 5 years through 10 years	0	0
Due after 10 years	4,148	4,112

Total	$191,503	$177,803

Unrealized Gains (Losses) on Marketable Investment Securities

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of April 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$11,404	$0	$(4)	$11,400
Commercial paper	32,942	4	0	32,946
Corporate debt securities	63,339	85	(24)	63,400
US agency securities	33,959	17	0	33,976
US Treasury securities	20,065	35	0	20,100
Foreign government securities	25,496	38	(1)	25,533
Auction rate securities	5,000	0	(852)	4,148

Total	$192,205	$179	$(881)	$191,503

	As of January 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$16,408	$0	$(7)	$16,401
Commercial paper	39,547	12	0	39,559
Corporate debt securities	49,743	134	(44)	49,833
US agency securities	26,958	40	0	26,998
US Treasury securities	15,065	48	0	15,113
Foreign government securities	25,708	79	0	25,787
Auction rate securities	5,000	0	(888)	4,112

Total	$178,429	$313	$(939)	$177,803

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The available-for-sale investments that were in an unrealized loss position as of April 30, 2010 and January 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of April 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$11,400	$(4)	$0	$0	$11,400	$(4)
Commercial paper	32,946	0	0	0	32,946	0
Corporate debt securities	63,400	(24)	0	0	63,400	(24)
US agency securities	33,976	0	0	0	33,976	0
US Treasury securities	20,100	0	0	0	20,100	0
Foreign government securities	25,533	(1)	0	0	25,533	(1)
Auction rate securities	0	0	4,148	(852)	4,148	(852)

	$187,355	$(29)	$4,148	$(852)	$191,503	$(881)

	As of January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$16,401	$(7)	$0	$0	$16,401	$(7)
Commercial paper	39,559	0	0	0	39,559	0
Corporate debt securities	49,833	(44)	0	0	49,833	(44)
US agency securities	26,998	0	0	0	26,998	0
US Treasury securities	15,113	0	0	0	15,113	0
Foreign government securities	25,787	0	0	0	25,787	0
Auction rate securities	0	0	4,112	(888)	4,112	(888)

	$173,691	$(51)	$4,112	$(888)	$177,803	$(939)

As of April 30, 2010, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on our available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of April 30, 2010, the estimated fair value of the Company’s ARS was $852,000 lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of April 30, 2010.

3. FAIR VALUE

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and marketable securities are classified

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

within Level 1 or Level 2, with the exception of the investments in auction rate securities. Some of the Company’s cash equivalents and marketable securities are classified as Level 2 because these securities are valued using a standard pricing methodology that utilizes observable market data for all inputs. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$21,493	$0	$21,493	$0
Money market funds	42,007	42,007	0	0
Short-term investments:
Certificate of deposit	11,400	11,400	0	0
Commercial paper	32,946	0	32,946	0
Corporate debt securities	63,400	0	63,400	0
US agency securities	33,976	0	33,976	0
US Treasury securities	20,100	20,100	0	0
Foreign government securities	25,533	0	25,533	0
Long-term investments:
Auction rate securities	4,148	0	0	4,148

	$255,003	$73,507	$177,348	$4,148

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended April 30, 2010 (in thousands):

Auction Rate Securities (Three Months April 30, 2010)
Balance, January 31, 2010	$4,112
Transfer into Level 3	0
Total unrealized gains included in accumulated other comprehensive loss	36

Balance, April 30, 2010	$4,148

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

TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investments was $3.4 million as of April 30, 2010 and January 31, 2010.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cash equivalents and available-for-sale marketable securities (including auction rate securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.

4. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of April 30, 2010 and January 31, 2010, the accrued warranty reserve was $328,000 and $233,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of April 30, 2010, the extended warranty deferred revenue and cost was $451,000 and $135,000, respectively. As of January 31, 2010, the extended warranty deferred revenue and cost was $234,000 and $70,000, respectively.

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

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(14,200)	$(3,899)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	111,490	102,279
Weighted average effect of dilutive securities:
Stock options and restricted stock	0	0

Denominator for diluted net income (loss) per common share	111,490	102,279

Basic net income (loss) per common share	$(0.13)	$(0.04)

Diluted net income (loss) per common share	$(0.13)	$(0.04)

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	As of April 30,
	2010	2009
Unvested restricted stock	4,900,518	4,327,653
Options to purchase common stock	10,978,706	19,627,872
Potential shares to be issued from ESPP	3,425,866	4,088,993

Total	19,305,090	28,044,518

6. COMMITMENT AND CONTINGENCIES

Legal Matters

        Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation and EchoStar DBS Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” The Company subsequently amended its complaint to add related entities (collectively “EchoStar”). The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited the defendants from making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of the Company in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to Claims 31 and 61 of the patent (the so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction against EchoStar’s infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (the so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008. With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. The Court also awarded TiVo an approximately $103 million plus interest for EchoStar’s continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On February 8, 2010, the Court entered an Order quantifying the attorney’s fees and costs incurred during the contempt proceedings to be $5.8 million. On March 4, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. fully affirmed the United States District Court for the Eastern District of Texas’s finding of contempt of its permanent injunction against EchoStar, including both the disablement and infringement provisions, regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010. On May 10, 2010, the district court extended the stay until June 4, 2010. On May 14, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. granted EchoStar’s request for a rehearing en banc. This order vacated the March 4, 2010 decision by the Court of Appeals to affirm the District Court’s finding of contempt against EchoStar.

On June 4, 2010, the United States Patent and Trademark Office (“the PTO”) issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company intends to defend this action and the validity of the rejected claims in the PTO reexamination vigorously; in the event there is an adverse outcome, the Company’s business could be harmed. At this time, the Company is unable to estimate the likelihood of an adverse outcome or the extent to which the Company’s business would be harmed by an adverse outcome.

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

        On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation moved to intervene in the action filed against

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

AT&T Inc., and on March 31, 2010 the district court granted Microsoft’s motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T. The Company is incurring material expenses in connection with this litigation.

On February 24, 2010, Verizon answered TiVo’s August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers’ Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. On March 17, 2010, Verizon filed a motion to transfer the proceedings to the United States District Court for the District of New Jersey. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (“AT&T”) filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 31, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 (“Interactive Program Identification System”), 5,677,708 (“System for Displaying a List on a Display Screen”), 5,896,444 (“Method and Apparatus for Managing Communications Between a Client and a Server in a Network”), 6,725,281 (“Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model”), and 5,648,824 (“Video Control User Interface for Controlling Display of a Video”). The amended complaint seeks, among other things, damages and a permanent injunction. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

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

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (“Lead Underwriters”), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint itself is directed solely at the initial public offering underwriters, not at the Company itself, and does not seek any damages or recovery from the Company itself. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stephens, Inc. as defendants in the amended complaint that continues to name the Company only as a nominal defendant. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the “Moving Issuers”), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

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

Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Our statements of work with Comcast provide for continued funding for engineering services for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms. Revenue from this additional engineering work is recognized using the percentage-of-completion method.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended April 30, 2010 and 2009, the Company recognized $3.3 million and $4.8 million, respectively in technology revenues and $1.7 million and $3.3 million, respectively in cost of technology revenues.

8. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV, INC.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service. Under the terms of this non-exclusive arrangement, TiVo is developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR. TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched. DIRECTV, upon the deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

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

Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs. During the three months ended April 30, 2010 and 2009, the Company recognized $2.5 million and $1.0 million in technology revenues and $2.5 million and $1.0 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Net income (loss)	$(14,200)	$(3,899)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(76)	(250)

Comprehensive income (loss)	$(14,276)	$(4,149)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 31, 2010, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 31, 2010, before deciding to purchase, sell, or hold our common stock.

Company Overview

We are a leading provider of technology and services for advanced television solutions, including digital video recorders. The subscription-based TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, TiVoToGo™ transfers, access to broadband video content (including premium content delivered from Amazon’s Video On Demand service, Netflix, and Blockbuster), TiVo KidZone, and TiVo Online Scheduling. As of April 30, 2010, there were approximately 2.5 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, RCN, Cablevision Mexico, and in the future Cox and Virgin Media (UK), as well as broadcasters such as Seven/Hybrid TV (Australia) and Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and recently announced the commencement of development of a broadband connected television incorporating TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets.

Executive Overview

Fiscal year 2011

In the fiscal year ending January 31, 2011 we will continue to be focused on our efforts to build leading advanced television products, entering into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for those distribution agreements. Additionally, we will continue to actively protect our intellectual property. In our efforts to accomplish these strategies, we expect to continue to have a net loss for the fiscal year ending January 31, 2011 as we focus on the following priorities:

•

We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the rollout of our new products and through our expanded agreement with Best Buy, as well as our mass distribution partnerships both in the U.S. and globally. However, we still expect our overall subscription base to decrease from the prior year due to continued competition resulting in losses in our installed base of MSOs/Broadcasters subscriptions as DIRECTV will not deploy new TiVo boxes prior to the launch of the new HD DIRECTV DVRs with TiVo service in the future and our distribution deals such as Comcast, Virgin, and Cox are still in development and/or the early phases of deployment.

•

We believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we plan to increase our research and development spending from the prior year to engage in these new technological and product developments.

•

During the first quarter of fiscal year ending January 31, 2011, we launched our next generation TiVo Premiere and TiVo Premiere XL boxes which go beyond traditional DVR functionality by merging linear television and broadband delivered content together. The cost to produce these new boxes is lower than our previous HD DVR offering and we expect this to improve not only our cost of hardware but also positively benefit subscription acquisition costs. However, we still anticipate near-term increases in our sales and marketing, subscription acquisition costs as we begin marketing these new products in an effort to ensure that consumers understand the unique qualities and benefits provided by the TiVo service and our next generation TiVo Premiere boxes.

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

	Three Months Ended
(Subscriptions in thousands)	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008
TiVo-Owned Subscription Gross Additions:	33	46	34	31	37	59	44	36

Subscription Net Additions/(Losses):
TiVo-Owned	(51)	(72)	(45)	(42)	(30)	(4)	(28)	(42)
*MSOs/Broadcasters	(45)	(59)	(269)	(104)	(109)	(121)	(135)	(136)

Total Subscription Net Additions/(Losses)	(96)	(131)	(314)	(146)	(139)	(125)	(163)	(178)

Cumulative Subscriptions:
TiVo-Owned	1,414	1,465	1,537	1,582	1,624	1,654	1,658	1,686
MSOs/Broadcasters	1,095	1,140	1,199	1,468	1,572	1,681	1,802	1,937

Total Cumulative Subscriptions	2,509	2,605	2,736	3,050	3,196	3,335	3,460	3,623
Fully Amortized Active Lifetime Subscriptions	282	279	237	219	215	225	236	194
% of TiVo-Owned Cumulative	57%	58%	58%	59%	59%	59%	60%	60%
Subscriptions paying recurring fees

*	MSOs/Broadcasters Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 would have been a loss of (123,000) subscriptions, excluding a one time reduction of (146,000) subscriptions associated with a subscription over-reporting error by DIRECTV.

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

TiVo-Owned subscriptions declined by 51,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.4 million subscriptions as of April 30, 2010 as compared to the fiscal year ended January 31, 2010. We believe this decrease in total TiVo-Owned subscriptions was largely due to the continued decrease in subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite. As a result of this competition and current economic conditions, we may experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2011 despite the introduction of our new TiVo Premiere box.

MSOs/Broadcasters installed subscription base decreased by 45,000 subscriptions to 1.1 million subscriptions as of April 30, 2010 as compared to the fiscal year ended January 31, 2010. The decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform. TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Virgin, and others occur and Comcast moves into additional markets.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008

Average TiVo-Owned subscriptions	1,437	1,506	1,560	1,604	1,639	1,656	1,675	1,712
TiVo-Owned subscription cancellations	(84)	(118)	(79)	(73)	(67)	(63)	(72)	(78)

TiVo-Owned churn rate per month	-2.0%	-2.6%	-1.7%	-1.5%	-1.4%	-1.3%	-1.4%	-1.5%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 2.0% for the quarter ended April 30, 2010, as compared to 1.4% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further in the fiscal year ending January 31, 2011 as compared to the fiscal year ended January 31, 2010 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.

Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties’ subscription gross additions, such as MSOs/Broadcasters’ gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs/Broadcasters’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008	Jul 31, 2008
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$3,191	$2,022	$1,206	$838	$982	$1,690	$2,301	$888
Hardware revenues (see Note 1)	(18,169)	(23,389)	(10,030)	(8,762)	(6,606)	(10,881)	(12,976)	(11,850)
Less: MSOs/Broadcasters-related hardware revenues	5,437	12,818	190	1,516	(27)	362	3,339	4,934
Cost of hardware revenues	19,219	27,962	14,436	12,935	10,576	15,764	16,339	15,274
Less: MSOs/Broadcasters-related cost of hardware revenues	(4,158)	(12,064)	(203)	(1,433)	(6)	(385)	(3,100)	(4,524)

Total Acquisition Costs	5,520	7,349	5,599	5,094	4,919	6,550	5,903	4,722

TiVo-Owned Subscription Gross Additions	33	46	34	31	37	59	44	36
Subscription Acquisition Costs (SAC)	$167	$160	$165	$164	$133	$111	$134	$131

	Twelve Months Ended
	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,257	$5,048	$4,716	$5,811	$5,861	$6,038	$11,543	$18,292
Hardware revenues (See Note 1)	(60,350)	(48,787)	(36,279)	(39,225)	(42,313)	(41,652)	(46,837)	(51,101)
Less: MSOs/Broadcasters-related hardware revenues	19,961	14,497	2,041	5,190	8,608	9,333	8,971	5,632
Cost of hardware revenues	74,552	65,909	53,711	55,614	57,953	57,742	65,907	78,712
Less: MSOs/Broadcasters-related cost of hardware revenues	(17,858)	(13,706)	(2,027)	(4,924)	(8,015)	(8,590)	(8,205)	(5,105)

Total Acquisition Costs	23,562	22,961	22,162	22,466	22,094	22,871	31,379	46,430

TiVo-Owned Subscription Gross Additions	144	148	161	171	176	187	237	262
Subscription Acquisition Costs (SAC)	$164	$155	$138	$131	$126	$122	$132	$177

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

During the three months ended April 30, 2010, our total acquisition costs were $5.5 million, an increase of $601,000 from the same prior year period. This increase in total acquisition costs was related to our increased sales and marketing subscription acquisition spending of $2.2 million which was due to the launch of our new TiVo Premiere boxes, which we rolled out during the quarter ended April 30, 2010. This increased spending was offset by improved TiVo-Owned hardware gross margin loss which decreased by $1.6 million. This improvement in hardware gross margin loss is related to our new TiVo Premiere boxes which we rolled out during the quarter ended April 30, 2010.

During the twelve months ended April 30, 2010 our total acquisition costs were $23.6 million, a 7% increase when compared to the $22.1 million in total acquisition costs from the same prior year period. This increase in total acquisition costs was largely related to our increased sales and marketing subscription acquisition spending of $1.4 million which was due to the launch of our new TiVo Premiere boxes, which we rolled out during the quarter ended April 30, 2010.

The increase in SAC of $34 and $38, for the three and twelve months ended April 30, 2010, respectively as compared to the same prior year periods, was largely related to the increase total acquisition costs combined with fewer subscription gross additions during the three and twelve month periods as compared to the same prior year periods.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008
	(In thousands, except ARPU)

Total service revenues	36,244	38,442	37,701	41,500	42,129	44,115	47,676	48,174
Less: MSOs/Broadcasters’-related service revenues	(3,760)	(4,190)	(1,893)	(4,315)	(4,522)	(5,137)	(5,772)	(5,781)

TiVo-Owned-related service revenues	32,484	34,252	35,808	37,185	37,607	38,978	41,904	42,393
Average TiVo-Owned revenues per month	10,828	11,417	11,936	12,395	12,536	12,993	13,968	14,131
Average TiVo-Owned per month subscriptions	1,437	1,506	1,560	1,604	1,639	1,656	1,675	1,712

TiVo-Owned ARPU per month	$7.54	$7.58	$7.65	$7.73	$7.65	$7.85	$8.34	$8.25

The decrease in TiVo-Owned ARPU per month for the quarter ended April 30, 2010 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period. In the fiscal year ending January 31, 2011, we expect TiVo-Owned ARPU per month to be relatively flat as compared to the fiscal year ended January 31, 2010.

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

	Three Months Ended
MSOs/Broadcasters’ Average Revenue per Subscription	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008	July 31, 2008
	(In thousands, except ARPU)

Total service revenues	36,244	38,442	37,701	41,500	42,129	44,115	47,676	48,174
Less: TiVo-Owned-related service revenues	(32,484)	(34,252)	(35,808)	(37,185)	(37,607)	(38,978)	(41,904)	(42,393)

*MSOs/Broadcasters’-related service revenues	3,760	4,190	1,893	4,315	4,522	5,137	5,772	5,781
Average MSOs/Broadcasters’ revenues per month	1,253	1,397	631	1,438	1,507	1,712	1,924	1,927
Average MSOs/Broadcasters’ per month subscriptions	1,120	1,165	1,378	1,521	1,625	1,743	1,868	2,009

*MSOs/Broadcasters’ ARPU per month	$1.12	$1.20	$0.46	$0.95	$0.93	$0.98	$1.03	$0.96

*	MSOs/Broadcasters-related ARPU in the third quarter ending October 31, 2009 would have been approximately $0.88, excluding the one time reduction of $1.8 million in MSOs/Broadcasters-related service revenues related to the one time reduction of 146,000 subscriptions associated with the correction of subscription over-reporting error by DIRECTV previously disclosed.

The MSOs/Broadcasters’ related service revenues for the quarter ended April 30, 2010 increased $0.19 per subscription to $1.12 per subscription, as compared $0.93 for the same prior year period. This fluctuation in average revenue per subscription is largely due to increased minimum commitments associated with our distribution agreement with DIRECTV. In the fiscal year ending January 31, 2011, we expect MSOs/Broadcasters’ revenue to be higher, as compared to the fiscal year ended January 31, 2010 due to these increased minimum commitments.

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company. The Company is still evaluating the impact of the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on its consolidated financial statements. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

Results of Operations

Net Revenues. Our net revenues for the three months ended April 30, 2010 and 2009 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2010		2009
	(In thousands, except percentages)
Service revenues	$36,244	59%	$42,129	76%
Technology revenues	$6,973	11%	$6,386	12%
Hardware revenues	$18,169	30%	$6,606	12%

Net revenues	$61,386	100%	$55,121	100%

Change from same prior year period	11%		-10%

Service Revenues. The decrease in TiVo-Owned service revenues of $5.9 million in the three months ended April 30, 2010 as compared to the same prior year period was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.

Technology Revenues. Technology revenues for the three months ended April 30, 2010 increased by 9% or $587,000 as compared to the prior fiscal year primarily due to our continued development work with DIRECTV and Comcast combined with newer development projects for our new distribution channels such as non-DVR devices such as Best Buy’s Insignia branded televisions and our development deal with Conax which is a conditional access security provider.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2010, increased by $11.6 million as compared to the same prior year period. The increase in net hardware revenues for the three months ended April 30, 2010 is related to the increase in the number of units sold during the period as compared to the same prior year period, as our sales volume increased due to the launch of our new TiVo Premiere boxes.

Cost of service revenues.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Cost of service revenues	$10,403	$10,150
Change from same prior year period	2%	-9%
Percentage of service revenues	29%	24%
Service gross margin	$25,841	$31,979
Service gross margin as a percentage of service revenues	71%	76%

Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues remained relatively flat, as compared to the same prior year period.

Cost of technology revenues.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Cost of technology revenues	$5,021	$4,483
Change from same prior year period	12%	14%
Percentage of technology revenues	72%	70%
Technology gross margin	$1,952	$1,903
Technology gross margin as a percentage of technology revenues	28%	30%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our other international and domestic projects. The 12% increase in cost of technology revenues as compared to the same prior year period is largely due to the increase in technology revenues for the same period.

Cost of hardware revenues.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Cost of hardware revenues	$19,219	$10,576
Change from same prior year period	82%	2%
Percentage of hardware revenues	106%	160%
Hardware gross margin	$(1,050)	$(3,970)
Hardware gross margin as a percentage of hardware revenue	-6%	-60%

Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our costs of hardware sales for the three months ended April 30, 2010 increased primarily because we sold significantly more TiVo units as compared to the same prior year periods due to the launch of our new TiVo Premiere boxes.

Hardware gross margin loss for the three months ended April 30, 2010 decreased by $2.9 million as compared to the same prior year period largely due to the launch and sales of our new TiVo Premiere boxes which cost less to produce than our previous HD DVR offerings which were among the products sold during the same prior year period.

Research and development expenses.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Research and development expenses	$18,628	$15,066
Change from same prior year period	24%	2%
Percentage of net revenues	30%	27%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses of $3.6 million for the three months ended April 30, 2010 was largely related to increased headcount and headcount related costs of $5.1 million offset by an increased allocation to cost of technology revenues of $1.3 million for utilization of our engineering staff on development projects generating technology revenues. For the fiscal year ending January 31, 2011 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.

Sales and marketing expenses.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$7,760	$5,695
Change from same prior year period	36%	-4%
Percentage of net revenues	13%	10%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase for the quarter ended April 30, 2010, as compared to the same prior year period in sales and marketing expenses of $2.1 million was primarily related to increased headcount and headcount related costs of $846,000. Additionally we incurred approximately $1.0 million in increased channel support and other related expenses associated with the launch of our new TiVo Premiere boxes.

Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$3,191	$982
Change from same prior year period	225%	-15%
Percentage of net revenues	5%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the three months ended April 30, 2010, as compared to the same prior year period was largely related to the launch of our next generation TiVo Premiere and TiVo Premiere XL boxes in the retail channel.

General and administrative expenses.

	Three Months Ended April 30,
	2010	2009
	(In thousands, except percentages)
General and administrative	$11,697	$12,242
Change from same prior year period	-4%	18%
Percentage of net revenues	19%	22%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three months ended April 30, 2010, general and administrative expenses decreased by $545,000 as compared to the same prior year period. The decrease is largely related to lower non cash stock compensation expenses of $707,000. For the fiscal year ending January 31, 2011 we anticipate higher general and administrative spending due to increased legal activities related to our litigations.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three months ended April 30, 2010 was $369,000 or approximately a 94% increase compared to the $190,000 from the same prior year period. The increase was a result of an increase in the average interest rate earned for the quarter ended April 30, 2010 to approximately 0.58% from 0.33% in the same prior year period as we changed our investment mix, combined with an increased cash balance in the quarter ended April 30, 2010 as compared to the same prior year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of April 30, 2010, we had $255.5 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months and beyond.

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate these sources of liquidity, together with cash and cash equivalents and short-term investments will be sufficient to meet our cash needs through the next twelve months and beyond, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on acceptable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” for further discussion.

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$(12,672)	$5,462
Net cash used in investing activities	$(14,957)	$(23,563)
Net cash provided by financing activities	$24,859	$5,931

Net Cash Provided by (Used in) Operating Activities

During the three months ended April 30, 2010 our net cash used by operating activities was $12.7 million as compared to net cash provided by operating activities of $5.5 million during the same prior year period. This change in operating cash flow was largely attributed to our increased net loss of $10.3 million.

Net Cash Used in Investing Activities

The net cash used in investing activities for the three months ended April 30, 2010 was approximately $15.0 million compared to $23.6 million for the same prior year period. The net cash used in investing activities for the fiscal year ended April 30, 2010 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $13.8 million (which resulted in a corresponding increase in short-term investments of $13.8 million). Additionally, during the three months ended April 30 2010, we acquired property and equipment of $1.2 million which is used to support our business.

Net Cash Provided by Financing Activities

For the three months ended April 30, 2010, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $28.7 million which was partially offset by the repurchase of $3.8 million in restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$13,529	$2,146	$3,775	$3,928	$3,680
Purchase obligations	8,996	8,996	0	0	0

Total contractual cash obligations	$22,525	$11,142	$3,775	$3,928	$3,680

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

As of April 30, 2010, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2010.

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

As of April 30, 2010, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $4.1 million that are classified as a long-term assets. We have recorded an unrealized loss on these auction rate securities of $852,000. We have no intent to sell these securities and it is more-likely-than not that we will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2010 (the end of the period covered by this Report).

There have been no changes in our internal control over financial reporting during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2010 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2010 and subsequent reports on Forms 10-Q and 8-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amendment No. 1 to TiVo Inc. Amended and Restated Bylaws, effective as of March 23, 2010 (incorporated by reference to the Registrant’s Form 8-K filed on March 29, 2010).

10.1	Third Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, dated as of February 1, 2010 (filed herewith).

10.2+	Letter Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of March 22, 2010 (filed herewith).

10.3+	Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009 (filed herewith).

10.4	Summary of TiVo Inc. Fiscal Year 2011 Bonus Plan For Executive Officers (incorporated by reference to Registrant’s Form 8-K filed on May 4, 2010).

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 9, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated June 9, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 9, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from TiVo Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 filed with the SEC on June 9, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of April 30, 2010 and January 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (filed herewith).

+	Confidential treatment has been requested as to portions of this exhibit.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TiVo Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Furnished, not filed.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: June 9, 2010	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: June 9, 2010	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)