Form 10-Q/A
period 2010-04-30
TIVO INC
filed 2010-09-08
CIK 1088825

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

Explanatory Note

We are amending, as of September 8, 2010, our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 (the “10-Q”), originally filed on June 9, 2010, for the sole purpose of re-filing exhibits 10.2 and 10.3 to revise the portions of those previously filed exhibits for which we have sought confidential treatment. This amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events, and this Amendment No. 1 on Form 10-Q should be read in conjunction with our other filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

3.1	Amendment No. 1 to TiVo Inc. Amended and Restated Bylaws, effective as of March 23, 2010. (incorporated by reference to the Registrant’s Form 8-K filed on March 29, 2010).

10.1	Third Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, dated as of February 1, 2010 (incorporated by reference to the Registrant’s Form 10-Q filed on June 9, 2010).

10.2+	Letter Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of March 22, 2010 (filed herewith).

10.3+	Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009 (filed herewith).

10.4	Summary of TiVo Inc. Fiscal Year 2011 Bonus Plan For Executive Officers (incorporated by reference to Registrant’s Form 8-K filed on May 4, 2010).

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated September 7, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 7, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 8, 2010	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: September 8, 2010	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)