Form 10-Q
period 2010-07-31
TIVO INC
filed 2010-09-09
CIK 1088825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 116,839,463 as of August 31, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•

our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities and their impact on our total acquisition costs as well as sales and marketing, subscription acquisition costs;

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and multiple system operators (MSOs)/Broadcasters;

•

our expectations of the growth in the future digital video recorder (“DVR”) market generally, and the high definition market specifically, including our expectations regarding competition and consumer acceptance of alternatives our products, including cable video on demand, streaming video on demand, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided CableCards and switched digital devices essential for TiVo consumer devices in cable homes;

•

our expectations that in the future we may also offer services for non-DVR products such as our development of a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets and the expected timing of deployment of such offerings;

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

•	our intention and ability to protect our intellectual property, and the cost, and the outcome of related litigations;

•

our expectations with respect to the timing of future development and deployment with our distribution partners including the ongoing development and further deployment of the TiVo service on Comcast, the ongoing development and future launch of the High Definition (“HD”) DIRECTV DVR with TiVo service; and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the United Kingdom (U.K.), Suddenlink (U.S.), and with Cableuropa S.A.U. (“ONO”) in Spain, and the on-going development and integration of TiVo service and technology with conditional access security provider Conax in connection with future international distribution opportunities;

•	future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•

future increases in our operating expenses, including increases in research and development expenses, sales and marketing and subscription acquisition costs, including our ability to retain and hire key management employees and software engineers;

•

future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, RCN, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico), and in the future Virgin Media (U.K.), Suddenlink (U.S.), ONO (Spain)) and deployment of the service by them;

•

expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, DIRECTV, RCN, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (U.K.), Suddenlink (U.S.), ONO (Spain), and Cablevision (Mexico) and deployment of the TiVo service by them now or in the future;

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

•	our expectations related to future increases in advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to long-term investments and their associated carrying value;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory; and

•	the impact of the transition to digital distribution technologies by both broadcasters and cable operators.

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

TIVO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(unaudited)

	July 31, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,551	$70,891
Short-term investments	175,108	173,691
Accounts receivable, net of allowance for doubtful accounts of $411 and $409	13,598	16,996
Inventories	18,899	12,110
Prepaid expenses and other, current	15,003	8,686

Total current assets	290,159	282,374
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $41,489 and $40,934, respectively	10,857	10,098
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $13,813 and $12,501, respectively	8,253	9,565
Prepaid expenses and other, long-term	1,290	1,263
Long-term investments	7,528	7,512

Total long-term assets	27,928	28,438

Total assets	$318,087	$310,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$22,645	$20,712
Accrued liabilities	23,375	24,786
Deferred revenue, current	32,268	38,952

Total current liabilities	78,288	84,450
LONG-TERM LIABILITIES
Deferred revenue, long-term	31,846	28,990
Deferred rent and other long-term liabilities	252	231

Total long-term liabilities	32,098	29,221

Total liabilities	110,386	113,671
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
Authorized shares are 10,000,000;
Issued and outstanding shares - none	0	0
Common stock, par value $0.001:
Authorized shares are 275,000,000;
Issued shares are 116,762,707 and 110,434,022, respectively and outstanding shares are 115,879,770 and 109,869,062, respectively	117	110
Additional paid-in capital	940,654	896,695
Treasury stock, at cost - 882,937 shares and 564,960 shares, respectively	(8,119)	(4,325)
Accumulated deficit	(724,217)	(694,713)
Accumulated other comprehensive loss	(734)	(626)

Total stockholders’ equity	207,701	197,141

Total liabilities and stockholders’ equity	$318,087	$310,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenues
Service revenues	$35,654	$41,500	$71,898	$83,629
Technology revenues	6,415	7,349	13,388	13,735
Hardware revenues	9,481	8,762	27,650	15,368

Net revenues	51,550	57,611	112,936	112,732
Cost of revenues
Cost of service revenues (1)	9,887	9,831	20,290	19,981
Cost of technology revenues (1)	4,211	5,862	9,232	10,345
Cost of hardware revenues	11,546	12,935	30,765	23,511

Total cost of revenues	25,644	28,628	60,287	53,837

Gross margin	25,906	28,983	52,649	58,895

Research and development (1)	19,326	14,358	37,954	29,424
Sales and marketing (1)	6,622	5,463	14,382	11,158
Sales and marketing, subscription acquisition costs	1,366	838	4,557	1,820
General and administrative (1)	14,103	11,227	25,800	23,469

Total operating expenses	41,417	31,886	82,693	65,871

Loss from operations	(15,511)	(2,903)	(30,044)	(6,976)

Interest income	381	136	750	326
Interest expense and other	(145)	78	(147)	78

Loss before income taxes	(15,275)	(2,689)	(29,441)	(6,572)
Provision for income taxes	(29)	(19)	(63)	(35)

Net loss	$(15,304)	$(2,708)	$(29,504)	$(6,607)

Net loss per common share - basic and diluted	$(0.13)	$(0.03)	$(0.26)	$(0.06)

Weighted average common shares used to calculate basic and diluted net loss per share	113,814,828	105,840,076	112,663,287	104,076,621

(1) Includes stock-based compensation expense as follows :
Cost of service revenues	$232	$289	$364	$552
Cost of technology revenues	616	614	1,100	1,171
Research and development	2,529	1,960	4,315	4,451
Sales and marketing	866	550	1,683	1,235
General and administrative	2,545	2,571	4,912	5,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,504)	$(6,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	4,560	4,610
Loss on disposal of fixed assets	42	0
Stock-based compensation expense	12,374	13,054
Amortization of discounts and premiums on investments	1,076	0
Utilization of trade credits	65	23
Allowance for doubtful accounts	184	187
Changes in assets and liabilities:
Accounts receivable	3,214	1,132
Inventories	(6,789)	8,178
Prepaid expenses and other	(6,409)	(437)
Accounts payable	1,997	1,657
Accrued liabilities	(1,411)	(2,565)
Deferred revenue	(3,828)	(9,358)
Deferred rent and other long-term liabilities	21	0

Net cash provided by (used in) operating activities	$(24,408)	$9,874

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(84,190)	(160,876)
Sales or maturities of short-term investments	81,573	114,952
Purchase of long-term investment	0	(3,400)
Acquisition of property and equipment	(4,113)	(3,997)
Acquisition of capitalized software and intangibles	0	(1,532)

Net cash used in investing activities	$(6,730)	$(54,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	29,185	29,793
Proceeds from issuance of common stock related to employee stock purchase plan	2,407	2,320
Treasury Stock - repurchase of stock for tax withholding	(3,794)	(2,423)
Payment under capital lease obligation	0	(41)

Net cash provided by financing activities	$27,798	$29,649

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,340)	$(15,330)

CASH AND CASH EQUIVALENTS:
Balance at beginning of period	70,891	162,337

Balance at end of period	$67,551	$147,007

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with: generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of July 31, 2010 and January 31, 2010 and the results of operations for the three and six month periods ended July 31, 2010 and 2009 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2010 and 2009 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010. Operating results for the three and six month periods ended July 31, 2010 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2011.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company. The Company is still evaluating the impact of the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on its consolidated financial statements. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. CASH AND INVESTMENTS

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of July 31, 2010	As of January 31, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$2,827	$4,111
Cash equivalents:
Commercial paper	26,927	14,994
Money market funds	37,797	51,786

Total cash and cash equivalents	67,551	70,891

Marketable securities:
Certificate of deposit	13,902	16,401
Commercial paper	37,666	39,559
Corporate debt securities	64,796	49,833
US agency securities	20,971	26,998
US Treasury securities	20,081	15,113
Foreign government securities	15,196	25,787
Asset-backed securities	2,496	0

Current marketable securities	175,108	173,691

Auction rate securities (1)	4,128	4,112

Non-current marketable securities	4,128	4,112

Total marketable securities	179,236	177,803

Other investment securities:
Other investment securities - cost method	3,400	3,400

Total other investment securities (1)	3,400	3,400

Total cash, cash equivalents, marketable securities and other investment securities	$250,187	$252,094

(1)	Auction rate securities and other investment securities are included in “Long-term investments” on the Company’s condensed consolidated balance sheets.

Marketable Securities

The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, and foreign corporate and government securities, all of which are classified as available-for-sale.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contractual Maturity Date

The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	July 31, 2010	January 31, 2010
	(in thousands)	(in thousands)
Due within 1 year	$152,026	$141,857
Due within 1 year through 5 years	23,082	31,834
Due within 5 years through 10 years	0	0
Due after 10 years	4,128	4,112

Total	$179,236	$177,803

Unrealized Gains (Losses) on Marketable Investment Securities

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$13,901	$1	$0	$13,902
Commercial paper	37,662	4	0	37,666
Corporate debt securities	64,729	79	(12)	64,796
US agency securities	20,952	19	0	20,971
US Treasury securities	20,041	40	0	20,081
Foreign government securities	15,188	8	0	15,196
Asset-backed securities	2,497	0	(1)	2,496
Auction rate securities	5,000	0	(872)	4,128

Total	$179,970	$151	($885)	$179,236

	As of January 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$16,408	$0	($7)	$16,401
Commercial paper	39,547	12	0	39,559
Corporate debt securities	49,743	134	(44)	49,833
US agency securities	26,958	40	0	26,998
US Treasury securities	15,065	48	0	15,113
Foreign government securities	25,708	79	0	25,787
Auction rate securities	5,000	0	(888)	4,112

Total	$178,429	$313	($939)	$177,803

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The available-for-sale investments that were in an unrealized loss position as of July 31, 2010 and January 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of July 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	2,999	0	0	0	2,999	0
Corporate debt securities	19,548	(12)	1,001	0	20,549	(12)
Asset-backed securities	2,496	(1)	0	0	2,496	(1)
Auction rate securities	0	0	4,128	(872)	4,128	(872)

	$25,043	($13)	$5,129	($872)	$30,172	($885)

	As of January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$6,401	($7)	$0	$0	$6,401	($7)
Corporate debt securities	7,602	(44)	0	0	7,602	(44)
Auction rate securities	0	0	4,112	(888)	4,112	(888)

	$14,003	($51)	$4,112	($888)	$18,115	($939)

As of July 31, 2010, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of July 31, 2010, the estimated fair value of the Company’s ARS was $872,000 lower than their cost. The Company has no intent to sell and it is more-likely-than-not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of July 31, 2010.

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

Level 3 - Unobservable inputs which are supported by little or no market activity. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of the investments in auction rate securities and asset-backed securities. Some of the Company’s cash equivalents and marketable securities are classified as Level 2 because these securities are valued using a standard pricing methodology that utilizes observable market data for all inputs. The Company’s investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. The Company’s asset-backed securities are classified within Level 3 because they are valued based on non-binding, broker-provided price quotes. Some of the inputs to these models are unobservable in the market and are significant.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2010 and January 31, 2010

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of July 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$26,927	$0	$26,927	$0
Money market funds	37,797	37,797	0	0
Short-term investments:
Certificate of deposit	13,902	13,902	0	0
Commercial paper	37,666	0	37,666	0
Corporate debt securities	64,796	0	64,796	0
US agency securities	20,971	0	20,971	0
US Treasury securities	20,081	20,081	0	0
Foreign government securities	15,196	0	15,196	0
Asset-backed securities	2,496	0	0	2,496
Long-term investments:
Auction rate securities	4,128	0	0	4,128

	$243,960	$71,780	$165,556	$6,624

	As of January 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commcercial paper	$14,995	$0	$14,995	$0
Money market funds	51,786	51,786	0	0
Short-term investments:
Certificate of deposit	16,401	16,401	0	0
Commercial paper	39,559	0	39,559	0
Corporate debt securities	49,833	0	49,833	0
US agency securities	26,998	0	26,998	0
US Treasury securities	15,113	15,113	0	0
Foreign government securities	25,787	0	25,787	0
Long-term investments:
Auction rate securities	4,112	0	0	4,112

	$244,584	$83,300	$157,172	$4,112

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended July 31, 2010 and July 31, 2009 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total
	(Six Months Ended July 31, 2010)
Balance, January 31, 2010	$4,112	$0	$4,112
Transfer into Level 3	0	0	0
Purchases	0	2,497	2,497
Total unrealized losses included in accumulated other comprehensive loss	16	(1)	15

Balance, July 31, 2010	$4,128	$2,496	$6,624

Auction Rate Securities (Six Months Ended July 31, 2009)
Balance, January 31, 2009	$3,944
Transfer into Level 3	0
Total unrealized gains included in accumulated other comprehensive loss	(257)

Balance, July 31, 2009	$3,687

Marketable securities measured at fair value using Level 3 inputs are comprised of asset-backed and auction rate securities. Asset-backed securities values are based on non-binding broker provided price quotes and may not have been corroborated by observable market data. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by student loans guaranteed by the U.S. government. The fair value of its auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding, and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions and rates for comparable or similar term asset-backed securities as well as other fixed income securities. There were no transfers in and out of Level 1 or 2.

TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investments was $3.4 million as of July 31, 2010 and January 31, 2010. No events or circumstances indicating a potential impairment were identified as of January 31, 2010 and July 31, 2010.

Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.

4. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

Product Warranties

The Company’s standard manufacturer’s warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2010 and January 31, 2010, the accrued warranty reserve was $314,000 and $233,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of July 31, 2010, the extended warranty deferred revenue and cost was $597,000 and $179,000, respectively. As of January 31, 2010, the extended warranty deferred revenue and cost was $234,000 and $70,000, respectively.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

5. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding unvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(15,304)	$(2,708)	$(29,504)	$(6,607)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	113,815	105,840	112,663	104,077
Weighted average effect of dilutive securities:
Stock options and restricted stock	0	0	0	0

Denominator for diluted net loss per common share	113,815	105,840	112,663	104,077

Basic net loss per common share	$(0.13)	$(0.03)	$(0.26)	$(0.06)

Diluted net loss per common share	$(0.13)	$(0.03)	$(0.26)	$(0.06)

The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of July 31,
	2010	2009
Unvested restricted stock	4,838,388	4,179,333
Options to purchase common stock	12,516,367	16,114,059
Potential shares to be issued from ESPP	53,872	55,423

Total	17,408,627	20,348,815

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. COMMITMENT AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation and EchoStar DBS Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” The Company subsequently amended its complaint to add related entities (collectively “EchoStar”). The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company’s patent is valid and that all nine of the asserted claims in the Company’s patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited the defendants from, among other things, making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court’s injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of the Company in connection with EchoStar’s appeal of the district court judgment of patent infringement against EchoStar with respect to Claims 31 and 61 of the patent (the so called software claims), upholding the full award of damages from the district court, and ordering that the stay of the district court’s injunction will dissolve when the appeal becomes final. The district court’s judgment of infringement by EchoStar of certain other claims of the patent (the so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar’s writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo’s statement of operations. The remaining approximately $16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008.

With respect to the district court’s injunction and damages after September 8, 2006, the district court held a hearing on EchoStar’s alleged work around of the Company’s patent on February 17-19, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction for violation of two separate provisions of the injunction – the disablement provision (requiring EchoStar to disable the DVR functionality in the adjudicated products) and the infringement provision (barring continuing infringement). The Court also awarded TiVo an approximately $103 million plus interest for EchoStar’s continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages.

On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court’s ruling pending EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar’s on-going infringement of TiVo’s U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200 million. The Court also awarded TiVo its attorney’s fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar’s appeal of the district court’s decision finding EchoStar in contempt of the permanent injunction. On February 8, 2010, the Court entered an Order quantifying the attorney’s fees and costs incurred during the contempt proceedings to be $5.8 million. On March 4, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. fully affirmed the United States District Court for the Eastern District of Texas’s finding of contempt of its permanent injunction against EchoStar, including both the disablement and infringement provisions. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010. On May 10, 2010, the district court extended the stay until June 4, 2010. On May 14, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. granted EchoStar’s request for a rehearing en banc. This order vacated the March 4, 2010 decision by the Court of Appeals to affirm the District Court’s finding of contempt against EchoStar. The Federal Circuit has scheduled oral argument for November 9, 2010 and we expect a decision sometime thereafter, most likely in the first half of 2011.

On June 4, 2010, the United States Patent and Trademark Office (“the PTO”) issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the PTO in the first reexamination. The Company will respond to this final office action. Additionally, in the event the PTO maintains its rejection of the claims, the Company would have the opportunity to appeal to the PTO Board of Appeals. In the event of an adverse decision by the PTO Board of Appeals, the Company can further appeal the decision to the Federal Appeals Court. The Company intends to defend the validity of the rejected claims in the PTO reexamination vigorously; in the event there is an adverse outcome, the Company’s business could be harmed. At this time, the Company is unable to estimate the likelihood of an adverse outcome or the extent to which the Company’s business would be harmed by an adverse outcome.

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

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation (“Microsoft”) moved to intervene in the action filed against AT&T Inc., and on March 31, 2010 the district court granted Microsoft’s motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T. On August 19, 2010, a hearing was held on the motion to transfer. The Company is incurring material expenses in connection with this litigation.

On February 24, 2010, Verizon answered TiVo’s August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers’ Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. On June 29, the district court held a hearing on Verizon’s motion to transfer the proceedings to the United States District Court for the District of New Jersey. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 (“Interactive Program Identification System”), 5,677,708 (“System for Displaying a List on a Display Screen”), 5,896,444 (“Method and Apparatus for Managing Communications Between a Client and a Server in a Network”), 6,725,281 (“Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model”), and 5,648,824 (“Video Control User Interface for Controlling Display of a Video”). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its Answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, “AT&T”) filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are valid. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On August 25, 2010, Ganas, LLC ( “Ganas”) filed a complaint against twenty-three defendants, including TiVo Inc., Sabre Holdings Corporation, DIRECTV, DISH DBS Corporation, The Charles Schwab Corporation, E*Trade Securities, LLC, Hewlett-Packard Corporation, Adobe Systems Incorporated, and others in the United States District Court for the Eastern District of Texas for infringement of the following four patents: U.S. Patent Nos. 7,136,913 (“Object oriented communication among platform independent systems across a firewall over the internet using HTTP-SOAP”); 7,325,053 (“Object oriented communication among platform-independent systems over networks using SOAP”); 7,734,756 (“Object oriented communication among platform independent systems over networks using SOAP”); and 7,007,094 (“Object oriented communications system over the internet”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

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

On October 3, 2007, Vanessa Simmonds filed a complaint against the Company’s former lead underwriters Credit Suisse Group and Bank of America (“Lead Underwriters”), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company’s initial public offering and associated transactions in the Company’s stock in the six month period following the Company’s initial public offering by the Company’s Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint is directed solely at the initial public offering underwriters, not at the Company,and does not seek any damages or recovery from the Company. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint and continues to name the Company only as a nominal defendant, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stephens, Inc. as defendants. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the “Moving Issuers”), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers’ Joint Motion to Dismiss and the Underwriters’ Omnibus Motion to Dismiss. The Court held that the plaintiff’s demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers’ Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters’ Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court’s dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court’s order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The appeal and cross appeal remain pending. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of July 31, 2010, the Company has not accrued any liability for any lawsuits filed against the Company, as the conditions for accrual have not been met. The Company expenses legal costs as they are incurred.

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

Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Our statements of work with Comcast provide for continued funding for engineering services for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms. Revenue from this additional engineering work is recognized using the percentage-of-completion method. During the three months ended July 31, 2010 and 2009 the Company recognized $3.0 million and $3.8 million, respectively in technology revenues and $1.2 million and $3.0 million, respectively in cost of technology revenues. During the six months ended July 31, 2010 and 2009, the Company recognized $6.3 million and $8.6 million, respectively in technology revenues and $2.9 million and $6.2 million, respectively in cost of technology revenues.

8. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV INC.

On September 3, 2008, the Company extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service. Under the terms of this non-exclusive arrangement, TiVo is developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR. TiVo is working with DIRECTV to deploy this product in the future. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo Service once it has launched. DIRECTV, upon the deployment of high definition DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

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

Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs not to exceed the amount that the Company has the contractual right to bill DIRECTV upon the meeting of certain milestones. During the three months ended July 31, 2010 and 2009, the Company recognized $2.6 million and $2.2 million in technology revenues and $2.6 million and $2.2 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR. During the six months ended July 31, 2010 and 2009, the Company recognized $5.1 million and $3.2 million in technology revenues and $5.1 million and $3.2 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

TIVO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$(15,304)	$(2,708)	$(29,504)	$(6,607)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(32)	(58)	(108)	(308)

Comprehensive income (loss)	$(15,336)	$(2,766)	$(29,612)	$(6,915)

10. SUBSEQUENT EVENT

On August 25, 2010, Ganas, LLC ( “Ganas”) filed a complaint against twenty-three defendants, including TiVo Inc., Sabre Holdings Corporation, DIRECTV, DISH DBS Corporation, The Charles Schwab Corporation, E*Trade Securities, LLC, Hewlett-Packard Corporation, Adobe Systems Incorporated, and others in the United States District Court for the Eastern District of Texas for infringement of the following four patents: U.S. Patent Nos. 7,136,913 (“Object oriented communication among platform independent systems across a firewall over the internet using HTTP-SOAP”); 7,325,053 (“Object oriented communication among platform-independent systems over networks using SOAP”); 7,734,756 (“Object oriented communication among platform independent systems over networks using SOAP”); and 7,007,094 (“Object oriented communications system over the internet”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable or estimable at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 31, 2010, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 31, 2010 and subsequently filed Form 10-Q, before deciding to purchase, sell, or hold our common stock.

Company Overview

We are a leading provider of technology and services for advanced television solutions, including digital video recorders and in the future non-DVR set-top boxes and connected televisions. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, the ability to transfer content from our DVR to other consumer electronics devices, access to broadband video content (including premium content delivered from Amazon’s Video On Demand service, Netflix, and Blockbuster), TiVo KidZone, and TiVo Online/Mobile Scheduling. As of July 31, 2010, there were approximately 2.4 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com and, in the future, Cox will market and provide free installation services for TiVo Premiere. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, RCN, Cablevision Mexico, and in the future ONO (Spain), Suddenlink (US), and Virgin Media (UK), as well as broadcasters such as Seven/Hybrid TV (Australia) and Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and are in the process of developing a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets.

Executive Overview

Fiscal year 2011

In the fiscal year ending January 31, 2011 we will continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for those distribution agreements. Additionally, we will continue to actively protect our intellectual property. In our efforts to accomplish these strategies, we expect to continue to have a net loss for the fiscal year ending January 31, 2011 as we focus on the following priorities:

•

We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the rollout of our new products and through our expanded agreement with Best Buy and recent marketing agreement with Cox, as well as our mass distribution partnerships both in the U.S. and globally. However, even with the introduction of our new TiVo Premiere platform, we likely will experience further net losses in our overall subscription base to this year from the prior year. This decrease is due to continued competition and our efforts to efficiently manage the amount of retail marketing dollars we are devoting to acquisition activities. This is resulting in TiVo-Owned subscription cancellations exceeding our TiVo-Owned gross subscription additions. Additionally, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions until the future launch of the new HD DIRECTV DVRs with TiVo service and our distribution deals such as Comcast, Virgin, ONO, and Suddenlink, are still in development and/or the early phases of deployment.

•

We believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we plan to increase our research and development spending from the prior year to engage in these new technological and product developments such as but not limited to development to integrate the TiVo service onto non-DVR set-top boxes and connected televisions.

•

During the first quarter of fiscal year ending January 31, 2011, we launched our next generation TiVo Premiere and TiVo Premiere XL boxes which go beyond traditional DVR functionality by merging linear television and broadband delivered content together. The cost to produce these new boxes is lower than our previous HD DVR offering and this has positively benefited not only our cost of hardware but also our subscription acquisition costs.

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

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), RCN, and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	July 31, 2010	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008
TiVo-Owned Subscription Gross Additions:	32	33	46	34	31	37	59	44

Subscription Net Additions/(Losses):
TiVo-Owned	(48)	(51)	(72)	(45)	(42)	(30)	(4)	(28)
*MSOs/Broadcasters	(77)	(45)	(59)	(269)	(104)	(109)	(121)	(135)

Total Subscription Net Additions/(Losses)	(125)	(96)	(131)	(314)	(146)	(139)	(125)	(163)

Cumulative Subscriptions:
TiVo-Owned	1,366	1,414	1,465	1,537	1,582	1,624	1,654	1,658
MSOs/Broadcasters	1,018	1,095	1,140	1,199	1,468	1,572	1,681	1,802

Total Cumulative Subscriptions	2,384	2,509	2,605	2,736	3,050	3,196	3,335	3,460
Fully Amortized Active Lifetime Subscriptions	280	282	279	237	219	215	225	236
% of TiVo-Owned Cumulative	56%	57%	58%	58%	59%	59%	59%	60%
Subscriptions paying recurring fees

*	MSOs/Broadcasters Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 would have been a loss of (123,000) subscriptions, excluding a one time reduction of (146,000) subscriptions associated with a subscription over-reporting error by DIRECTV.

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. We amortize all product lifetime subscriptions over a 60 month period. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs/Broadcasters pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs/Broadcasters.

TiVo-Owned subscriptions declined by 48,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.4 million subscriptions as of July 31, 2010 as compared to April 30, 2010. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancelations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2011 even with the introduction of our new TiVo Premiere box.

MSOs/Broadcasters installed subscription base decreased by 77,000 subscriptions to 1.0 million subscriptions as of July 31, 2010 as compared to April 30, 2010. The decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform for deployment by DIRECTV in the future. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Virgin, and others occur and Comcast moves into additional markets.

TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our older model DVRs or access to certain digital television channels or MSO Video on Demand services, as well as, increased price sensitivity and installation and CableCARDTM technology limitations may cause our TiVo-Owned Churn Rate per month to increase.

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

The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	July 31, 2010	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008

Average TiVo-Owned subscriptions	1,390	1,437	1,506	1,560	1,604	1,639	1,656	1,675
TiVo-Owned subscription cancellations	(80)	(84)	(118)	(79)	(73)	(67)	(63)	(72)

TiVo-Owned churn rate per month	-1.9%	-2.0%	-2.6%	-1.7%	-1.5%	-1.4%	-1.3%	-1.4%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 1.9% for the quarter ended July 31, 2010, as compared to 1.5% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further in the fiscal year ending January 31, 2011 as compared to the fiscal year ended January 31, 2010 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set-top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.

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

	Three Months Ended
	July 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	Apr 30, 2009	Jan 31, 2009	Oct 31, 2008
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,366	$3,191	$2,022	$1,206	$838	$982	$1,690	$2,301
Hardware revenues	(9,481)	(18,169)	(23,389)	(10,030)	(8,762)	(6,606)	(10,881)	(12,976)
Less: MSOs/Broadcasters-related hardware revenues	1,601	5,437	12,818	190	1,516	(27)	362	3,339
Cost of hardware revenues	11,546	19,219	27,962	14,436	12,935	10,576	15,764	16,339
Less: MSOs/Broadcasters-related cost of hardware revenues	(1,222)	(4,158)	(12,064)	(203)	(1,433)	(6)	(385)	(3,100)

Total Acquisition Costs	3,810	5,520	7,349	5,599	5,094	4,919	6,550	5,903

TiVo-Owned Subscription Gross Additions	32	33	46	34	31	37	59	44
Subscription Acquisition Costs (SAC)	$119	$167	$160	$165	$164	$133	$111	$134

	Twelve Months Ended
	July 31, 2010	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,785	$7,257	$5,048	$4,716	$5,811	$5,861	$6,038	$11,543
Hardware revenues	(61,069)	(60,350)	(48,787)	(36,279)	(39,225)	(42,313)	(41,652)	(46,837)
Less: MSOs/Broadcasters-related hardware revenues	20,046	19,961	14,497	2,041	5,190	8,608	9,333	8,971
Cost of hardware revenues	73,163	74,552	65,909	53,711	55,614	57,953	57,742	65,907
Less: MSOs/Broadcasters-related cost of hardware revenues	(17,647)	(17,858)	(13,706)	(2,027)	(4,924)	(8,015)	(8,590)	(8,205)

Total Acquisition Costs	22,278	23,562	22,961	22,162	22,466	22,094	22,871	31,379

TiVo-Owned Subscription Gross Additions	145	144	148	161	171	176	187	237
Subscription Acquisition Costs (SAC)	$154	$164	$155	$138	$131	$126	$122	$132

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

During the three months ended July 31, 2010, our total acquisition costs were $3.8 million, a decrease of $1.3 million from the same prior year period. This decrease in total acquisition costs was largely related to a decrease of $1.8 million in our hardware sales gross margin loss, as the margins on the TiVo Premiere DVR are significantly improved and as we sold fewer units during the quarter ended July 31, 2010 as compared to the same prior year period. Additionally, the hardware loss per unit during the quarter ended July 31, 2010 was lower than the same prior year period. This decrease in hardware gross margin loss was partially offset by increased sales and marketing subscription acquisition spending of $528,000. These decreases in total acquisition costs resulted in a corresponding decrease of $45 to TiVo-Owned subscription acquisition costs.

During the twelve months ended July 31, 2010 our total acquisition costs were $22.3 million, relatively flat as compared to the same prior year period. TiVo did increase its sales and marketing, subscription acquisition costs as compared to the same prior year period, but these costs were more than offset by the decreases in hardware gross margin losses as compared to the same prior year period. The increase in SAC of $23, for the twelve months ended July 31, 2010 as compared to the same prior year period, was a result of fewer subscription gross additions during the twelve month period as compared to the same prior year period.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. ARPU does not include rebates, revenue share, and other payments to channel that reduce our GAAP revenues. As a result, you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs/Broadcasters may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs/Broadcasters pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs/Broadcasters. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs/Broadcasters ARPU if such fixed minimum fee is spread over a small number of subscriptions.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	July 31, 2010	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008
	(In thousands, except ARPU)

Total service revenues	35,654	36,244	38,442	37,701	41,500	42,129	44,115	47,676
Less: MSOs/Broadcasters’-related service revenues	(3,819)	(3,760)	(4,190)	(1,893)	(4,315)	(4,522)	(5,137)	(5,772)

TiVo-Owned-related service revenues	31,835	32,484	34,252	35,808	37,185	37,607	38,978	41,904
Average TiVo-Owned revenues per month	10,612	10,828	11,417	11,936	12,395	12,536	12,993	13,968
Average TiVo-Owned per month subscriptions	1,390	1,437	1,506	1,560	1,604	1,639	1,656	1,675

TiVo-Owned ARPU per month	$7.63	$7.54	$7.58	$7.65	$7.73	$7.65	$7.85	$8.34

The decrease in TiVo-Owned ARPU per month for the quarter ended July 31, 2010 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period. In the fiscal year ending January 31, 2011, we expect TiVo-Owned ARPU per month to be relatively flat as compared to the fiscal year ended January 31, 2010.

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

	Three Months Ended
MSOs/Broadcasters’ Average Revenue per Subscription	July 31, 2010	April 30, 2010	Jan 31, 2010	Oct 31, 2009	July 31, 2009	April 30, 2009	Jan 31, 2009	Oct 31, 2008
			(In thousands, except ARPU)

Total service revenues	35,654	36,244	38,442	37,701	41,500	42,129	44,115	47,676
Less: TiVo-Owned-related service revenues	(31,835)	(32,484)	(34,252)	(35,808)	(37,185)	(37,607)	(38,978)	(41,904)

*MSOs/Broadcasters’-related service revenues	3,819	3,760	4,190	1,893	4,315	4,522	5,137	5,772
Average MSOs/Broadcasters’ revenues per month	1,273	1,253	1,397	631	1,438	1,507	1,712	1,924
Average MSOs/Broadcasters’ per month subscriptions	1,063	1,120	1,165	1,378	1,521	1,625	1,743	1,868

*MSOs/Broadcasters’ ARPU per month	$1.20	$1.12	$1.20	$0.46	$0.95	$0.93	$0.98	$1.03

*	MSOs/Broadcasters-related ARPU in the third quarter ending October 31, 2009 would have been approximately $0.88, excluding the one time reduction of $1.8 million in MSOs/Broadcasters-related service revenues related to the one time reduction of 146,000 subscriptions associated with the correction of subscription over-reporting error by DIRECTV previously disclosed.

The MSOs/Broadcasters’ related service revenues for the quarter ended July 31, 2010 increased $0.25 per subscription to $1.20 per subscription, as compared $0.95 for the same prior year period. The increase in MSOs/Broadcasters’ ARPU is in part due to DIRECTV’s fixed minimum commitment being spread over a declining subscription base and we expect this trend to continue for the remainder of the fiscal year ending January 31, 2011 as DIRECTV’s minimum commitment is fixed and the MSO/Broadcasters’ subscription base is expected to further decline until MSO/Broadcasters begin new product deployment.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended July 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company. The Company is still evaluating the impact of the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on its MSOs/Broadcasters’ service revenue but does not expect material impact on its TiVo-Owned service and hardware revenues. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

Results of Operations

Net Revenues. Our net revenues for the three and six months ended July 31, 2010 and 2009 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2010		2009		2010		2009
	(In thousands, except percentages)
Service revenues	$35,654	69%	$41,500	72%	$71,898	64%	$83,629	74%
Technology revenues	$6,415	12%	$7,349	13%	$13,388	12%	$13,735	12%
Hardware revenues	$9,481	19%	$8,762	15%	$27,650	24%	$15,368	14%

Net revenues	$51,550	100%	$57,611	100%	$112,936	100%	$112,732	100%

Change from same prior year period	-11%		-12%		0%		-11%

Service Revenues. The decrease in TiVo-Owned service revenues of $5.8 million and $11.7 million in the three and six months ended July 31, 2010 as compared to the same prior year period was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.

Technology Revenues. Technology revenues for the three and six months ended July 31, 2010 decreased by 13% and 3%, respectively or $934,000 and $347,000, respectively as compared to the prior fiscal year primarily due to the time and progress of our continued development work with DIRECTV and Comcast and our newer development projects for our new distribution channels such as non-DVR devices including Best Buy’s Insignia branded televisions and our development deal with Conax which is a conditional access security provider. In accordance with our revenue recognition policies, we have not recognized any technology revenues from our development work for Virgin yet, as recognition of these revenues, on a zero margin method, will be triggered when the Company has the contractual right to bill Virgin upon the meeting of certain milestones, as specified in the agreement.

Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and six months ended July 31, 2010, increased by $719,000 and $12.3 million, respectively, as compared to the same prior year period. The increase in net hardware revenues for the three months ended July 31, 2010 is largely related to the increase in the average selling price per box. The increase in net hardware revenues for the six months ended July 31, 2010 is largely related to the increase in the number of units sold during the period as compared to the same prior year period, as our sales volume increased due to the launch of our new TiVo Premiere boxes and purchases of the TiVo Premiere boxes by MSO/Broadcasters such as RCN and others.

Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of service revenues	$9,887	$9,831	$20,290	$19,981
Change from same prior year period	1%	-13%	2%	-11%
Percentage of service revenues	28%	24%	28%	24%
Service gross margin	$25,767	$31,669	$51,608	$63,648
Service gross margin as a percentage of service revenues	72%	76%	72%	76%

Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues remained relatively flat, as compared to the same prior year periods.

Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of technology revenues	$4,211	$5,862	$9,232	$10,345
Change from same prior year period	-28%	88%	-11%	47%
Percentage of technology revenues	66%	80%	69%	75%
Technology gross margin	$2,204	$1,487	$4,156	$3,390
Technology gross margin as a percentage of technology revenues	34%	20%	31%	25%

Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, and our other international and domestic projects. The decrease of 28% and 11%, respectively in cost of technology revenues as compared to the same prior year periods is largely due to a favorable change in the mix of labor costs as compared to the same periods. Our technology revenues have declined during the three and six months ended July 31, 2010 as compared to the same prior year periods. Our technology gross margin for the three and six months periods have increased as we have had a corresponding decrease in costs greater than our revenue decrease. In accordance with our revenue recognition policies, we have deferred costs of $4.8 million related to our development work for Virgin and these costs are recorded on our balance sheet under prepaid assets and other current assets at July 31, 2010. These costs (up to the amount billed) will be recognized when related revenues are recognized upon billing Virgin, as specified in the agreement.

In certain distribution deals, TiVo is not being paid in full for the upfront development cost in exchange for guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. As a result, a portion of service fees used to recover the initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.

Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of hardware revenues	$11,546	$12,935	$30,765	$23,511
Change from same prior year period	-11%	-15%	31%	-8%
Percentage of hardware revenues	122%	148%	111%	153%
Hardware gross margin	$(2,065)	$(4,173)	$(3,115)	$(8,143)
Hardware gross margin as a percentage of hardware revenue	-22%	-48%	-11%	-53%

Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended July 31, 2010 decreased as a result of a decreased number of units sold this quarter as compared to the same prior year period. Our cost of hardware sales for the six months ended July 31, 2010 increased primarily because we sold significantly more TiVo units as compared to the same prior year period due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal 2011.

Hardware gross margin loss for the three and six month periods ended July 31, 2010 decreased by $2.1 million and $5.0 million, as compared to the same prior year period largely due to the launch and sales of our new TiVo Premiere boxes which cost less to produce than our previous model DVR offering, the TiVo HD, which was our primary DVR product sold during the same prior year period.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development expenses	$19,326	$14,358	$37,954	$29,424
Change from same prior year period	35%	-6%	29%	-2%
Percentage of net revenues	37%	25%	34%	26%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses of $5.0 million for the three months ended July 31, 2010 was largely related to increased headcount and headcount related costs of $6.3 million and non cash stock based compensation expense of $571,000 offset by increased allocations to cost of technology revenues and deferred costs of technology revenues of $2.6 million for utilization of our engineering staff on development projects. Approximately $462,000 of these headcount related costs and $439,000 of the non cash stock based compensation expenses for the three months ended July 31, 2010 are associated with a separation agreement we entered into with Mark Roberts, our former Senior Vice President of Engineering.

The increase in research and development expenses of $8.5 million for the six months ended July 31, 2010 was largely related to increased headcount and headcount related costs of $11.4 million. Approximately $462,000 of these headcount related costs for the six months ended July 31, 2010 are associated with a separation agreement we entered into with Mark Roberts, our former Senior Vice President of Engineering. These increased costs were offset by increased allocations to cost of technology revenues and deferred costs of technology revenues of $3.9 million for utilization of our engineering staff on development projects. For the fiscal year ending January 31, 2011 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$6,622	$5,463	$14,382	$11,158
Change from same prior year period	21%	-8%	29%	-6%
Percentage of net revenues	13%	9%	13%	10%

Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase for the three and six month periods ended July 31, 2010 of $1.2 million and $3.2 million, respectively, as compared to the same prior year periods were primarily related to increased headcount and headcount related costs of $552,000 and $1.6 million, respectively. Additionally, we incurred approximately $409,000 and $1.0 million in increased channel support and other related expenses associated with the launch of our new TiVo Premiere boxes.

Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,366	$838	$4,557	$1,820
Change from same prior year period	63%	-6%	150%	-11%
Percentage of net revenues	3%	1%	4%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the three and six month periods ended July 31, 2010, as compared to the same prior year period was largely related to the launch of our next generation TiVo Premiere and TiVo Premiere XL boxes in the retail channel.

General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
General and administrative	$14,103	$11,227	$25,800	$23,469
Change from same prior year period	26%	3%	10%	11%
Percentage of net revenues	27%	19%	23%	21%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three and six month periods ended July 31, 2010, general and administrative expenses increased by $2.9 million and $2.3 million, respectively as compared to the same prior year periods. These increases are largely related to increases in legal spending of $2.6 million during the three and six months ended July 31, 2010. Additionally impacting the six months ended July 31, 2010 was increased headcount and headcount related costs of $877,000 and increased rent and related expenses of $324,000, as we rented additional space in Alviso, California. These increases were partially offset by lower non cash stock compensation expenses of $779,000. Additionally, during the six months ended July 31, 2010 the allocation of general and administrative expenses (such as IT expenses) to other functions increased by $1.3 million. For the fiscal year ending January 31, 2011 we anticipate higher general and administrative spending due to increased legal activities related to our litigations.

Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and six months ended July 31, 2010 was $381,000 and $750,000, respectively an increase compared to the $136,000 and $326,000, respectively from the same prior year periods. These increases were a result of an increase in the average interest rate earned for the three and six months ended July 31, 2010 to approximately 0.65% and 0.62%, respectively from 0.24% and 0.28%, respectively in the same prior year periods as we changed our investment mix, combined with an increased cash balance in the quarter ended July 31, 2010 as compared to the same prior year period.

Liquidity and Capital Resources

We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of July 31, 2010, we had $242.7 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months and beyond.

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

Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$(24,408)	$9,874
Net cash used in investing activities	$(6,730)	$(54,853)
Net cash provided by financing activities	$27,798	$29,649

Net Cash Provided by (Used in) Operating Activities

During the six months ended July 31, 2010 our net cash used by operating activities was $24.4 million as compared to net cash provided by operating activities of $9.9 million during the same prior year period. This change in operating cash flow was largely attributed to our increased net loss of $29.5 million, combined with increased inventory spending as we build up inventory for our holiday season and for deployments with MSO/Broadcasters.

Net Cash Used in Investing Activities

The net cash used in investing activities for the six months ended July 31, 2010 was approximately $6.7 million compared to $54.9 million for the same prior year period. The net cash used in investing activities for the six months ended July 31, 2010 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $2.6 million (this, along with amortization of discounts and premiums on our short-term investments resulted in a corresponding increase in short-term investments of $1.5 million) as compared to net expenditures on the purchase and sales of short-term investments of $45.9 million for the six months ended July 31, 2009. Additionally, during the six months ended July 31 2010, we acquired property and equipment of $4.1 million which is used to support our business.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2010, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $29.2 million combined with issuance of common stock related to our employee stock purchase plan of $2.4 million. These amounts were partially offset by the repurchase of $3.8 million in restricted stock to satisfy employee tax withholdings.

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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$14,308	$2,169	$4,372	$4,602	$3,165
Purchase obligations	9,764	9,764	0	0	0

Total contractual cash obligations	$24,072	$11,933	$4,372	$4,602	$3,165

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

As of July 31, 2010, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2010.

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

As of July 31, 2010, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $4.1 million that are classified as a long-term assets. We have recorded an unrealized loss on these auction rate securities of $872,000. We have no intent to sell these securities and it is more-likely-than not that we will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2010 (the end of the period covered by this Report).

There have been no changes in our internal control over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development, and engineering services, we could be subjected to unexpected delays in the expected deployment of the TiVo service and technology, increased costs, possible penalties and adverse contractual consequences, including termination of such distribution arrangements, due to our failure to timely deliver or not at all the contracted for technology, software, and services causing us to incur losses which could adversely affect our business.

In connection with our distribution agreements, we engage in complex licensing, development, and engineering services arrangements with our customers, such as Comcast, DIRECTV, Virgin Media, ONO, and others. These types of contracts are typically long-term and very complex. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. While we believe we will be able to deliver these engineering services, specialized software and technology with the agreed upon functionality in a timely manner and within expected cost estimates, if we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or not at all, then we could face penalties in the form of unreimbursed engineering development work, for example, and in extreme cases the early termination of such distribution agreements. In such a case our business would be harmed.

We also are required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different results for related expenses and revenues. A favorable change in estimates in a period could result in additional revenue and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or the recording of a loss that would be borne solely by us. A material inability to properly manage, estimate, and perform these development and engineering services for our customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1+	Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010 (filed herewith).

10.2+	Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010 (filed herewith).

10.3+	Summary of TiVo Inc. Fiscal Year 2011 Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2010)

31.1	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101**	The following financial information from TiVo Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 filed with the SEC on September 9, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of July 31, 2010 and January 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (filed herewith).

+	Compensatory plan or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TiVo Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES AND OFFICER CERTIFICATIONS

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date: September 9, 2010	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date: September 9, 2010	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)