Form 10-Q
period 2010-10-31
TIVO INC
filed 2010-12-07
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-27141
 _________________________
TIVO INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2160 Gold Street, P.O. Box 2160, Alviso, CA 95002
(Address of principal executive offices including zip code)
(408) 519-9100
(Registrant's telephone number, including area code)
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 117,061,199 as of November 30, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•
our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities, including our recently announced holiday hardware and subscription pricing, and their impact on our total acquisition costs as well as sales and marketing, subscription acquisition costs, and ARPU;

•	our future earnings including expected future service and technology revenues and future TiVo-Owned and multiple system operators (MSOs)/Broadcasters;

•
our expectations of the growth in the future digital video recorder (“DVR”) market generally, and the high definition market specifically, including our expectations regarding competition and consumer acceptance of alternatives our products, including cable video-on-demand, streaming video-on-demand, and network DVRs;

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

•
our expectations with respect to the timing of future development and deployment with our distribution partners including the ongoing development and further deployment of the TiVo service on Comcast, the ongoing development and future launch of the High Definition (“HD”) DIRECTV DVR with TiVo service; and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the United Kingdom (U.K.), Suddenlink (U.S.), Cableuropa S.A.U. (“ONO”) in Spain, and with Canal Digital in Scandinavia, and the on-going development of a prototype with conditional access security provider Conax in connection with future international distribution opportunities;

•	future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•
future increases in our operating expenses, including increases in research and development expenses, sales and marketing and subscription acquisition costs, including our ability to retain and hire key management employees and software engineers;

•
future subscription growth or attrition of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, RCN, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), and Cablevision (Mexico), and in the future Virgin Media (U.K.), Suddenlink (U.S.), ONO (Spain), and Canal Digital (Scandinavia)) and deployment of the service by them;

•
expectation of future technology and service revenues from MSOs/Broadcasters, such as Comcast, DIRECTV, RCN, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (U.K.), Suddenlink (U.S.), ONO (Spain), Canal Digital (Scandinavia), and Cablevision (Mexico) and deployment of the TiVo service by them now or in the future;

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
Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,281	$70,891
Short-term investments	150,209	173,691
Accounts receivable, net of allowance for doubtful accounts of $500 and $409	17,272	16,996
Inventories	23,032	12,110
Deferred cost of technology revenues, current	10,547	441
Prepaid expenses and other, current	8,782	8,245
Total current assets	287,123	282,374
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $43,093 and $40,934, respectively	10,453	10,098
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $14,473 and $12,501, respectively	7,593	9,565
Deferred cost of technology revenues, long-term	628	—
Prepaid expenses and other, long-term	1,222	1,263
Long-term investments	7,581	7,512
Total long-term assets	27,477	28,438
Total assets	$314,600	$310,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$26,370	$20,712
Accrued liabilities	27,824	24,786
Deferred revenue, current	32,891	38,952
Total current liabilities	87,085	84,450
LONG-TERM LIABILITIES
Deferred revenue, long-term	32,877	28,990
Deferred rent and other long-term liabilities	249	231
Total long-term liabilities	33,126	29,221
Total liabilities	120,211	113,671
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 116,973,320 and 110,434,022, respectively and outstanding shares are 116,083,047 and 109,869,062, respectively	117	110
Additional paid-in capital	947,947	896,695
Treasury stock, at cost - 890,273 shares and 564,960 shares, respectively	(8,183)	(4,325)
Accumulated deficit	(744,837)	(694,713)
Accumulated other comprehensive loss	(655)	(626)
Total stockholders’ equity	194,389	197,141
Total liabilities and stockholders’ equity	$314,600	$310,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Revenues
Service revenues	$34,298	$37,701	$106,196	$121,330
Technology revenues	7,024	9,351	20,412	23,086
Hardware revenues	9,532	10,030	37,182	25,398
Net revenues	50,854	57,082	163,790	169,814
Cost of revenues
Cost of service revenues (1)	9,878	10,021	30,168	30,002
Cost of technology revenues (1)	4,172	5,924	13,404	16,269
Cost of hardware revenues	13,566	14,436	44,331	37,947
Total cost of revenues	27,616	30,381	87,903	84,218
Gross margin	23,238	26,701	75,887	85,596
Research and development (1)	20,446	15,370	58,400	44,794
Sales and marketing (1)	6,157	5,727	20,539	16,885
Sales and marketing, subscription acquisition costs	1,398	1,206	5,955	3,026
General and administrative (1)	16,162	11,165	41,962	34,634
Total operating expenses	44,163	33,468	126,856	99,339
Loss from operations	(20,925)	(6,767)	(50,969)	(13,743)
Interest income	348	287	1,098	613
Interest expense and other	—	9	(147)	87
Loss before income taxes	(20,577)	(6,471)	(50,018)	(13,043)
Provision for income taxes	(43)	24	(106)	(11)
Net loss	$(20,620)	$(6,447)	$(50,124)	$(13,054)
Net loss per common share - basic and diluted	$(0.18)	$(0.06)	$(0.44)	$(0.12)
Weighted average common shares used to calculate basic and diluted net loss per share	114,179,608	107,822,339	113,171,074	105,333,594
(1) Includes stock-based compensation expense as follows :
Cost of service revenues	$209	$280	$573	$832
Cost of technology revenues	777	636	1,877	1,807
Research and development	1,935	2,001	6,250	6,452
Sales and marketing	987	664	2,670	1,899
General and administrative	2,534	2,568	7,446	8,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,124)	$(13,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	6,824	6,859
Loss on disposal of fixed assets	42	—
Stock-based compensation expense	18,816	19,203
Amortization of discounts and premiums on investments	1,473	—
Utilization of trade credits	93	23
Allowance for doubtful accounts	323	147
Changes in assets and liabilities:
Accounts receivable	(599)	(1,115)
Inventories	(10,922)	6,220
Deferred cost of technology revenues	(10,734)	270
Prepaid expenses and other	(589)	(7,612)
Accounts payable	5,689	10,081
Accrued liabilities	3,038	(36)
Deferred revenue	(2,174)	(8,710)
Deferred rent and other long-term liabilities	18	—
Net cash provided by (used in) operating activities	$(38,826)	$12,276
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(133,264)	(268,852)
Sales or maturities of short-term investments	155,175	152,931
Purchase of long-term investment	—	(3,400)
Acquisition of property and equipment	(5,280)	(5,629)
Acquisition of capitalized software and intangibles	—	(1,532)
Net cash provided by (used in) investing activities	$16,631	$(126,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	30,036	36,204
Proceeds from issuance of common stock related to employee stock purchase plan	2,407	2,320
Treasury Stock - repurchase of stock for tax withholding	(3,858)	(2,592)
Payment under capital lease obligation	—	(48)
Net cash provided by financing activities	$28,585	$35,884
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,390	$(78,322)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	70,891	162,337
Balance at end of period	$77,281	$84,015
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with: generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of October 31, 2010 and January 31, 2010 and the results of operations for the three and nine month periods ended October 31, 2010 and 2009 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2010 and 2009 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010. Operating results for the three and nine month periods ended October 31, 2010 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2011.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended October 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company. The Company does not expect a significant impact from the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on its consolidated financial statements. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

2. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of October 31, 2010	As of January 31, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$11,978	$4,111
Cash equivalents:
Commercial paper	28,594	14,994
Certificate of deposit	9,999	—
Money market funds	24,110	51,786
Variable-rate demand notes	2,600	—
Total cash and cash equivalents	77,281	70,891
Marketable securities:
Certificate of deposit	14,509	16,401
Commercial paper	28,759	39,559
Corporate debt securities	53,177	49,833
US agency securities	26,099	26,998
US Treasury securities	15,042	15,113
Foreign government securities	10,126	25,787
Asset-backed securities	2,497	—
Current marketable securities	150,209	173,691
Auction rate securities (1)	4,181	4,112
Non-current marketable securities	4,181	4,112
Total marketable securities	154,390	177,803
Other investment securities:
Other investment securities - cost method	3,400	3,400
Total other investment securities (1)	3,400	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$235,071	$252,094

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Contractual Maturity Date
The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	October 31, 2010	January 31, 2010
	(in thousands)
Due within 1 year	$127,594	$141,857
Due within 1 year through 5 years	22,615	31,834
Due within 5 years through 10 years	—	—
Due after 10 years	4,181	4,112
Total	$154,390	$177,803
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$14,500	$9	$—	$14,509
Commercial paper	28,754	5	—	28,759
Corporate debt securities	53,088	100	(11)	53,177
US agency securities	26,078	21	—	26,099
US Treasury securities	15,017	25	—	15,042
Foreign government securities	10,110	16	—	10,126
Asset-backed securities	2,498	—	(1)	2,497
Auction rate securities	5,000	—	(819)	4,181
Total	$155,045	$176	$(831)	$154,390

	As of January 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$16,408	$—	$(7)	$16,401
Commercial paper	39,547	12	—	39,559
Corporate debt securities	49,743	134	(44)	49,833
US agency securities	26,958	40	—	26,998
US Treasury securities	15,065	48	—	15,113
Foreign government securities	25,708	79	—	25,787
Auction rate securities	5,000	—	(888)	4,112
Total	$178,429	$313	(939)	$177,803

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The available-for-sale investments that were in an unrealized loss position as of October 31, 2010 and January 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$7,495	$—	$—	$—	$7,495	$—
Corporate debt securities	5,020	(6)	4,995	(5)	10,015	(11)
Asset-backed securities	2,497	(1)	—	—	2,497	(1)
Auction rate securities	—	—	4,181	(819)	4,181	(819)
	$15,012	$(7)	$9,176	$(824)	$24,188	$(831)

	As of January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$6,401	$(7)	$—	$—	$6,401	$(7)
Corporate debt securities	7,602	(44)	—	—	7,602	(44)
Auction rate securities	—	—	4,112	(888)	4,112	(888)
	$14,003	$(51)	$4,112	$(888)	$18,115	$(939)

As of October 31, 2010, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of October 31, 2010, the estimated fair value of the Company’s ARS was $819,000 lower than their cost. The Company has no intent to sell and it is more-likely-than-not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of October 31, 2010.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3. FAIR VALUE
Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The Company's financial instruments are measured and recorded at fair value, except for its cost method investment.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company's cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of the investments in auction rate securities and asset-backed securities. This is because the Company values its cash equivalents and marketable securities using quoted market prices in active markets for identical assets (Level 1 inputs) or alternative pricing sources and models utilizing market observable inputs (Level 2 inputs). The valuation techniques used to measure the fair value of the Company's marketable securities having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. The Company's investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. The Company's asset-backed securities are classified within Level 3 because they are valued based on non-binding, broker-provided price quotes. Some of the inputs to these models are unobservable in the market and are significant.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of October 31, 2010 and January 31, 2010.

	As of October 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$28,594	$—	$28,594	$—
Certificate of deposit	9,999	9,999	—	—
Money market funds	24,110	24,110	—	—
Variable-rate demand notes	2,600	—	2,600	—
Short-term investments:
Certificate of deposit	14,509	14,509	—	—
Commercial paper	28,759	—	28,759	—
Corporate debt securities	53,177	—	53,177	—
US agency securities	26,099	—	26,099	—
US Treasury securities	15,042	15,042	—	—
Foreign government securities	10,126	—	10,126	—
Asset-backed securities	2,497	—	—	2,497
Long-term investments:
Auction rate securities	4,181	—	—	4,181
	$219,693	$63,660	$149,355	$6,678

	As of January 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$14,995	$—	$14,995	$—
Money market funds	51,786	51,786	—	—
Short-term investments:
Certificate of deposit	16,401	16,401	—	—
Commercial paper	39,559	—	39,559	—
Corporate debt securities	49,833	—	49,833	—
US agency securities	26,998	—	26,998	—
US Treasury securities	15,113	15,113	—	—
Foreign government securities	25,787	—	25,787	—
Long-term investments:
Auction rate securities	4,112	—	—	4,112
	$244,584	$83,300	$157,172	$4,112

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended October 31, 2010 and October 31, 2009 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total
	(Nine Months Ended October 31, 2010)
Balance, January 31, 2010	$4,112	$—	$4,112
Transfer into Level 3	—	—	—
Purchases	—	2,498	2,498
Total unrealized losses included in accumulated other comprehensive loss	69	(1)	68
Balance, October 31, 2010	$4,181	$2,497	$6,678

Auction Rate Securities
(Nine Months Ended October 31, 2009)
Balance, January 31, 2009	$3,944
Transfer into Level 3	—
Total unrealized gains included in accumulated other comprehensive loss	(208)

Balance, October 31, 2009	$3,736

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
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investments was $3.4 million as of October 31, 2010 and January 31, 2010. No events or circumstances indicating a potential impairment were identified as of October 31, 2010, or January 31, 2010.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2010 and January 31, 2010, the accrued warranty reserve was $277,000 and $233,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of October 31, 2010, the extended warranty deferred revenue and cost was $738,000 and $223,000, respectively. As of January 31, 2010, the extended warranty deferred revenue and cost was $234,000 and $70,000, respectively.

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

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(20,620)	$(6,447)	$(50,124)	$(13,054)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	114,180	107,822	113,171	105,334
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per common share	114,180	107,822	113,171	105,334
Basic net loss per common share	$(0.18)	$(0.06)	$(0.44)	$(0.12)
Diluted net loss per common share	$(0.18)	$(0.06)	$(0.44)	$(0.12)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of October 31,
	2010	2009
Unvested restricted stock	4,830,199	4,158,556
Options to purchase common stock	12,562,131	15,200,924
Potential shares to be issued from ESPP	210,776	203,020
Total	17,603,106	19,562,500

6. COMMITMENT AND CONTINGENCIES
Legal Matters
Intellectual Property Litigation. On January 5, 2004, TiVo filed a complaint against EchoStar Communications Corporation and EchoStar DBS Corporation in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled "Multimedia Time Warping System." The Company subsequently amended its complaint to add related entities (collectively "EchoStar"). The Company alleges that it is the owner of this patent, and further alleges that the defendants have willfully and deliberately infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in favor of the Company in the amount of approximately $74.0 million dollars. The jury ruled that the Company's patent is valid and that all nine of the asserted claims in the Company's patent are infringed by each of the accused EchoStar products. The jury also ruled that the defendants willfully infringed the patent. On September 8, 2006 the district court issued an Amended Final and Permanent injunction that prohibited the defendants from, among other things, making, using, offering for sale or selling in the United States the following EchoStar DVRs: DP-501, DP-508, DP-510, DP-721, DP-921, DP-522, DP-625, DP-942, and all EchoStar Communications Corporation DVRs that are not more than colorably different from any of these products. On October 3, 2006, the United States Court of Appeals for Federal Circuit stayed the district court's injunction pending appeal. On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. unanimously ruled in favor of the Company in connection with EchoStar's appeal of the district court judgment of patent infringement against EchoStar with respect to Claims 31 and 61 of the patent (the so called software claims), upholding the full award of damages from the district court, and ordering that the stay of the district court's injunction will dissolve when the appeal becomes final. The district court's judgment of infringement by EchoStar of certain other claims of the patent (the so called hardware claims) were reversed and remanded for further proceedings. On October 6, 2008, the Supreme Court denied EchoStar's writ of certiorari. On October 8, 2008, the Company received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds within the operating expense section of TiVo's statement of operations. The remaining approximately

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

$16.8 million was recorded as interest income and represented pre- and post-judgment interest through October 8, 2008.
With respect to the district court's injunction and damages after September 8, 2006, the district court held a hearing on EchoStar's alleged work around of the Company's patent on February 17-19, 2009. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction for violation of two separate provisions of the injunction the disablement provision (requiring EchoStar to disable the DVR functionality in the adjudicated products) and the infringement provision (barring continuing infringement). The Court also awarded TiVo an approximately $103 million plus interest for EchoStar's continued infringement for the period from September 8, 2006 to April 18, 2008. The Court deferred ruling on the issue of monetary sanctions for contempt of the permanent injunction as well as certain other damages.
On July 1, 2009, the United States Court of Appeals for the Federal Circuit stayed the district court's ruling pending EchoStar's appeal of the district court's decision finding EchoStar in contempt of the permanent injunction. On September 4, 2009, the United States District Court for the Eastern District of Texas awarded TiVo contempt damages in connection with its permanent injunction regarding EchoStar's on-going infringement of TiVo's U.S. Patent No. 6,233,389 in the form of an on-going royalty of $2.25 per subscriber per month during the contempt period of April 18, 2008 to July 1, 2009, which amounts to almost $200.0 million. The Court also awarded TiVo its attorney's fees and costs incurred during the contempt proceedings. Additionally, on September 4, 2009, the Court awarded TiVo an additional $10.6 million in prejudgment interest in connection with the stay period damages from September 8, 2006 to April 18, 2008 which was previously awarded to TiVo. Enforcement of these awards is stayed pending resolution of EchoStar's appeal of the district court's decision finding EchoStar in contempt of the permanent injunction. On February 8, 2010, the Court entered an Order quantifying the attorney's fees and costs incurred during the contempt proceedings to be $5.8 million. On March 4, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. fully affirmed the United States District Court for the Eastern District of Texas's finding of contempt of its permanent injunction against EchoStar, including both the disablement and infringement provisions. On March 9, 2010, EchoStar filed a motion with the District Court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers ("rework2") as well as an emergency motion for expedited resolution of its pre-approval motion. On March 25, 2010, the United States District Court for the Eastern District of Texas entered an order staying the injunction until midnight April 30, 2010. On May 10, 2010, the district court extended the stay until June 4, 2010. On May 14, 2010, the United States Court of Appeals for the Federal Circuit in Washington, D.C. granted EchoStar's request for a rehearing en banc. This order vacated the March 4, 2010 decision by the Court of Appeals to affirm the District Court's finding of contempt against EchoStar. On November 9, 2010, the en banc Federal Circuit heard oral arguments on the briefs. The Company expects the decision of the en banc panel to come most likely in the first half of 2011.
On June 4, 2010, the United States Patent and Trademark Office (the "USPTO") issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of the Time Warp patent as obvious in light of two references previously considered by the USPTO in the first reexamination. On October 6, 2010, the Company was notified by the USPTO that the USPTO had issued a final notice in its second reexamination of the Time Warp patent, re-confirming the validity of all the patent's claims at issue.
On May 30, 2008, Dish Network Corporation and its related entities filed a complaint against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish's unspecified digital video recorders do not infringe TiVo's 389 patent. On July 7, 2008, TiVo filed a motion to dismiss Dish's complaint against TiVo for declaratory relief that Dish's unspecified DVRs do not infringe TiVo's 389 patent. On March 31, 2009, the court denied TiVo's motion to dismiss. On May 28, 2009, the court ordered the action transferred to the Eastern District of Texas which stayed the action on June 19, 2009. The Company intends to defend this action vigorously; however, the Company may incur material expenses in connection with this lawsuit and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.

On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 ("Interruption Tolerant Video Program Viewing"), 6,529,685 B2 ("Multimedia Direct Access Storage Device and Formatting Method"), 6,208,804 B1 ("Multimedia Direct Access Storage Device and Formatting Method") and 6,173,112 B1 ("Method and System for Recording In-Progress Broadcast Programs"). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company's agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

any claims, damages, liabilities, costs, and expenses relating to claims that the Company's technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax's agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar's claim of infringement against TiVo and Humax relating to patent 112 ("Method and System for Recording In-Progress Broadcast Programs") and claims 21-30 and 32 relating to patent '186 ("Interruption Tolerant Video Program Viewing"). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo's request for reexamination of the '186, '685, and '804 patents. On November 19, 2010, EchoStar filed a motion to lift the stay. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"), 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"), and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T Inc., and on March 31, 2010 the district court granted Microsoft's motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T. On September 17, 2010, the court issued an order denying AT&T's motion to transfer. The Company is incurring material expenses in connection with this litigation.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"), 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"), 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"), 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"), 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its Answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T") filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents U.S. Pat Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"),

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"), 6,118,976 ("Asymmetric Data Communications System"), and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are valid. The Company is incurring material expenses in connection with this litigation. No loss is considered probable or estimable at this time.

On August 25, 2010, Ganas, LLC ( "Ganas") filed a complaint against twenty-three defendants, including TiVo Inc., Sabre Holdings Corporation, DIRECTV, DISH DBS Corporation, The Charles Schwab Corporation, E*Trade Securities, LLC, Hewlett-Packard Corporation, Adobe Systems Incorporated, and others in the United States District Court for the Eastern District of Texas for infringement of the following four patents: U.S. Patent Nos. 7,136,913 ("Object oriented communication among platform independent systems across a firewall over the internet using HTTP-SOAP"); 7,325,053 ("Object oriented communication among platform-independent systems over networks using SOAP"); 7,734,756 ("Object oriented communication among platform independent systems over networks using SOAP"); and 7,007,094 ("Object oriented communications system over the internet"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On October 19, TiVo filed its answer to the Ganas complaint. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.

On November 9, 2010, Olympic Developments AG, LLC (“Olympic”) sued TiVo and 10 other companies alleging infringement of U.S. Patent Nos. 5,475,585 (“Transactional Processing System”) and 6,246,400 (“Device for controlling Remote Interactive Receiver”). The complaint alleges that Olympic is the exclusive licensee with respect to the Defendants of the patents allegedly infringed. The complaint alleges that TiVo has infringed, contributorily infringed and/or actively induced infringement of the '400 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. Olympic has not yet served the Company with the complaint. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On November 11, 2010, Guardian Media Technologies sued TiVo and 35 other companies alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the '160 patent by making, having made, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The Company intends to defend itself vigorously in this matter. Guardian had previously sued TiVo and 30 companies on the same patents in late 2008 in the U.S. District Court for the Central District of California. Guardian voluntarily dismissed the California complaint in late 2009. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

Securities Litigation. The Company and certain of its officers and directors ("TiVo defendants") were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company's initial public offering ("IPO") as defendants. This class action is brought on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company's IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company's stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company's executive officers who were named as defendants in this action were dismissed without prejudice.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the Second Circuit on December 5, 2006, reversing the District Court's granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement had provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. The maximum amount that could be charged to the Company's insurance policy under the proposed settlement in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million.
On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company's case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. The proposed settlement provides the plaintiffs with $586 million in recoveries from all defendants, with $100 million being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers' insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. On September 10, 2009, the Federal District Court held the fairness hearing for final approval of the settlement. On October 6, 2009, the District Court issued an order granting class certification and final approval of the settlement. Several individuals or groups of individuals have filed petitions to appeal and/or notices of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit Court of Appeals has not yet addressed any of the pending petitions to appeal or notices of appeal. Therefore, the District Court's order granting class certification and final approval of the settlement may still be subject to appellate review by the Second Circuit Court of Appeals. There can be no assurance that the District Court's approval will not be overturned by the Second Circuit Court of Appeals. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.
On October 3, 2007, Vanessa Simmonds filed a complaint against the Company's former lead underwriters Credit Suisse Group and Bank of America ("Lead Underwriters"), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company's initial public offering and associated transactions in the Company's stock in the six month period following the Company's initial public offering by the Company's Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint is directed solely at the initial public offering underwriters, not at the Company, and does not seek any damages or recovery from the Company. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint and continues to name the Company only as a nominal defendant, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stephens, Inc. as defendants. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the "Moving Issuers"), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Issuers' Joint Motion to Dismiss and the Underwriters' Omnibus Motion to Dismiss. The Court held that the plaintiff's demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers' Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters' Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court's dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court's order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The hearing on plaintiff's appeal and the underwriter defendants' cross appeal was held before the

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Ninth Circuit Court of Appeals on October 5, 2010.

On December 2, 2010, the Ninth Circuit Court of Appeals issued its ruling on plaintiff's appeal and the underwriter defendants' cross appeal. In its ruling, the Court of Appeals affirmed the District Court's conclusion that the plaintiff's demand letters to the thirty Moving Issuers (including the Company) were legally insufficient. In addition, the Court of Appeals vacated the District Court's dismissal orders as to the actions brought against the Moving Issuers, with instructions that the District Court dismiss those thirty actions with prejudice. With respect to the underwriter defendants' cross appeal, the Court of Appeals reversed the District Court's conclusion that the remaining twenty-four actions were barred by the statute of limitations, and remanded those twenty-four actions with instructions for the District Court to allow the underwriter defendants and remaining issuers to file a motion challenging the sufficiency of the plaintiff's demand letters under applicable law. The appeal and cross appeal may be subject to further proceedings, including a petition for rehearing. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of October 31, 2010, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.

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
Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Our statements of work with Comcast provide for continued funding for engineering services for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms. Revenue from this additional engineering work is recognized using the percentage-of-completion method. During the three months ended October 31, 2010 and 2009 the Company recognized $3.4 million and $5.2 million, respectively in technology revenues and $1.1 million and $2.4 million, respectively in cost of technology revenues. During the nine months ended October 31, 2010 and 2009, the Company recognized $9.7 million and $13.8 million, respectively in technology revenues and $4.0 million and $8.6 million, respectively in cost of technology revenues.

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

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

substantially higher than in the prior agreement.
Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs not to exceed the amount that the Company has the contractual right to bill DIRECTV upon the meeting of certain milestones. During the three months ended October 31, 2010 and 2009, the Company recognized $675,000 and $3.0 million in technology revenues and $675,000 and $3.0 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR. During the nine months ended October 31, 2010 and 2009, the Company recognized $5.8 million and $6.2 million in technology revenues and $5.8 million and $6.2 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.
In accordance with TiVo's revenue recognition policies, the Company has deferred costs of approximately $2.0 million related to development work for DIRECTV. These costs are recorded on TiVo's balance sheet under deferred cost of technology revenues, current at October 31, 2010. These costs (up to the amount billed) will be recognized when related revenues are recognized upon billing, as specified in the agreement.

9. COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(20,620)	$(6,447)	$(50,124)	$(13,054)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	79	209	(29)	(99)
Comprehensive loss	$(20,541)	$(6,238)	$(50,153)	$(13,153)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 31, 2010, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 31, 2010 and subsequently filed quarterly reports on Form 10-Q, before deciding to purchase, sell, or hold our common stock.
Company Overview
We are a leading provider of technology and services for advanced television solutions, including digital video recorders and in the future non-DVR set-top boxes and connected televisions. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, the ability to transfer content from our DVR to other consumer electronics devices, access to broadband video content (including premium content delivered from Amazon's Video On Demand service, Netflix, and Blockbuster), TiVo KidZone, and TiVo Online/Mobile Scheduling and shortly will offer an iPad application. As of October 31, 2010, there were approximately 2.3 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com and, in the future, Cox will market and provide free installation services for TiVo Premiere customers in select regions who also subscribe to Cox's television service. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, RCN, Cablevision Mexico, and in the future Virgin Media (U.K.), ONO (Spain), Suddenlink (U.S.), and Canal Digital (Scandinavia), as well as broadcasters such as Seven/Hybrid TV (Australia) and Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and are in the process of developing a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets.
Executive Overview
Fiscal year 2011
In the fiscal year ending January 31, 2011, we have been and will continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for those distribution agreements. Additionally, we have been and will continue to actively protect our intellectual property. In our efforts to accomplish these strategies, we expect to continue to have a net loss for the fiscal year ending January 31, 2011 as we focus on the following priorities:

•
We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the rollout of our new products and through our expanded agreement with Best Buy and recent marketing agreement with Cox, as well as our mass distribution partnerships both in the U.S. and globally. However, we likely will experience further net losses in our overall subscription base this fiscal year. This decrease is due to continued competition and our efforts to efficiently manage the amount of retail marketing dollars we are devoting to acquisition activities. This is resulting in TiVo-Owned subscription cancellations exceeding our TiVo-Owned gross subscription additions. Additionally, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions until the future launch of our distribution deals such as DIRECTV, Comcast, Virgin, ONO, Canal Digital, and Suddenlink, which are still in development and/or the early phases of deployment.

•
As a result of our November 14, 2010 announcement of our holiday pricing options (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees), we expect to have near-term decreases in TiVo Hardware revenue leading to near term increases in total acquisition costs, subscription acquisition costs, and total net loss. However, we expect that this holiday pricing will have a positive impact on our TiVo-Owned ARPU and Service revenues leading to a positive impact to our financial results as we start realizing higher monthly subscription fees.

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

•
In fiscal year ending January 31, 2011, we have and will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect our litigation expenses for our ongoing patent infringement lawsuits, which include our ongoing litigation with Dish (EchoStar) as well as our lawsuits involving AT&T, Verizon, and Microsoft, to increase significantly from our most recent fiscal year ended January 31, 2010.

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

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
TiVo-Owned Subscription Gross Additions:	35	32	33	46	34	31	37	59
Subscription Net Additions/(Losses):
TiVo-Owned	(45)	(48)	(51)	(72)	(45)	(42)	(30)	(4)
*MSOs/Broadcasters	(67)	(77)	(45)	(59)	(269)	(104)	(109)	(121)
Total Subscription Net Additions/(Losses)	(112)	(125)	(96)	(131)	(314)	(146)	(139)	(125)
Cumulative Subscriptions:
TiVo-Owned	1,321	1,366	1,414	1,465	1,537	1,582	1,624	1,654
MSOs/Broadcasters	951	1,018	1,095	1,140	1,199	1,468	1,572	1,681
Total Cumulative Subscriptions	2,272	2,384	2,509	2,605	2,736	3,050	3,196	3,335
Fully Amortized Active Lifetime Subscriptions	282	280	282	279	237	219	215	225
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	56%	56%	57%	58%	58%	59%	59%	59%
  * MSOs/Broadcasters Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 would have been a loss of (123,000) subscriptions, excluding a one time reduction of (146,000) subscriptions associated with a subscription over-reporting error by DIRECTV, as reported on our Form 10-Q for the quarter ended October 31, 2009.
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
TiVo-Owned subscriptions declined by 45,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.3 million subscriptions as of October 31, 2010 as compared to July 31, 2010. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2011 even with the introduction of our new TiVo Premiere box.

MSOs/Broadcasters installed subscription base decreased by 67,000 subscriptions to 951,000 subscriptions as of October 31, 2010 as compared to July 31, 2010. The decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform for deployment by DIRECTV in the future. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Virgin, and others occur and Comcast moves into additional markets.
TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our older model DVRs or access to certain digital television channels or MSO Video-on-Demand services, as well as, increased price sensitivity and installation and CableCARDTM technology limitations may cause our TiVo-Owned Churn Rate per month to increase.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
Average TiVo-Owned subscriptions	1,345	1,390	1,437	1,506	1,560	1,604	1,639	1,656
TiVo-Owned subscription cancellations	(80)	(80)	(84)	(118)	(79)	(73)	(67)	(63)
TiVo-Owned churn rate per month	(2.0)%	(1.9)%	(2.0)%	(2.6)%	(1.7)%	(1.5)%	(1.4)%	(1.3)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was 2.0% for the quarter ended October 31, 2010, as compared to 1.7% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further in the fiscal year ending January 31, 2011 as compared to the fiscal year ended January 31, 2010 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set-top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.
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

	Three Months Ended
	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,398	$1,366	$3,191	$2,022	$1,206	$838	$982	$1,690
Hardware revenues	(9,532)	(9,481)	(18,169)	(23,389)	(10,030)	(8,762)	(6,606)	(10,881)
Less: MSOs/Broadcasters-related hardware revenues	3,416	1,601	5,437	12,818	190	1,516	(27)	362
Cost of hardware revenues	13,566	11,546	19,219	27,962	14,436	12,935	10,576	15,764
Less: MSOs/Broadcasters-related cost of hardware revenues	(2,618)	(1,222)	(4,158)	(12,064)	(203)	(1,433)	(6)	(385)
Total Acquisition Costs	6,230	3,810	5,520	7,349	5,599	5,094	4,919	6,550
TiVo-Owned Subscription Gross Additions	35	32	33	46	34	31	37	59
Subscription Acquisition Costs (SAC)	$178	$119	$167	$160	$165	$164	$133	$111

	Twelve Months Ended
	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,977	$7,785	$7,257	$5,048	$4,716	$5,811	$5,861	$6,038
Hardware revenues	(60,571)	(61,069)	(60,350)	(48,787)	(36,279)	(39,225)	(42,313)	(41,652)
Less: MSOs/Broadcasters-related hardware revenues	23,272	20,046	19,961	14,497	2,041	5,190	8,608	9,333
Cost of hardware revenues	72,293	73,163	74,552	65,909	53,711	55,614	57,953	57,742
Less: MSOs/Broadcasters-related cost of hardware revenues	(20,062)	(17,647)	(17,858)	(13,706)	(2,027)	(4,924)	(8,015)	(8,590)
Total Acquisition Costs	22,909	22,278	23,562	22,961	22,162	22,466	22,094	22,871
TiVo-Owned Subscription Gross Additions	146	145	144	148	161	171	176	187
Subscription Acquisition Costs (SAC)	$157	$154	$164	$155	$138	$131	$126	$122
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
During the three months ended October 31, 2010, our total acquisition costs were $6.2 million, an increase of $631,000 from the same prior year period. This increase in total acquisition costs was largely related to an increase of $439,000 in our hardware sales gross margin loss, resulting primarily from price protection reserves for inventory in the retail channel on October 31, 2010, related to our new holiday pricing, since the decision was made prior to the quarter ended October 31, 2010 and was subsequently announced on November 14, 2010. Additionally, the sales and marketing subscription acquisition spending increased by $192,000. These increases in total acquisition costs resulted in a corresponding increase of $13 to TiVo-Owned subscription acquisition costs.
During the twelve months ended October 31, 2010 our total acquisition costs were $22.9 million, an increase of $747,000 compared to $22.2 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $3.3 million, as compared to the same prior year period, and these costs were partially offset by the decreases in hardware gross margin losses of $2.5 million as compared to the same prior year period. The increase in SAC of $19, for the twelve months ended October 31, 2010 as compared to the same prior year period, was a result of the increase in total acquisition costs, combined with fewer subscription gross additions during the twelve month period as compared to the same prior year period.
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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
	(In thousands, except ARPU)
Total service revenues	34,298	35,654	36,244	38,442	37,701	41,500	42,129	44,115
Less: MSOs/Broadcasters’-related service revenues	(3,670)	(3,819)	(3,760)	(4,190)	(1,893)	(4,315)	(4,522)	(5,137)
TiVo-Owned-related service revenues	30,628	31,835	32,484	34,252	35,808	37,185	37,607	38,978
Average TiVo-Owned revenues per month	10,209	10,612	10,828	11,417	11,936	12,395	12,536	12,993
Average TiVo-Owned per month subscriptions	1,345	1,390	1,437	1,506	1,560	1,604	1,639	1,656
TiVo-Owned ARPU per month	$7.59	$7.63	$7.54	$7.58	$7.65	$7.73	$7.65	$7.85
The decrease in TiVo-Owned ARPU per month for the quarter ended October 31, 2010 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period. For the fiscal year ending January 31, 2011, we expect TiVo-Owned ARPU per month to be relatively flat as compared to the fiscal year ended January 31, 2010.
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

	Three Months Ended
MSOs/Broadcasters’ Average Revenue per Subscription	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009	Apr 30, 2009	Jan 31, 2009
	(In thousands, except ARPU)
Total service revenues	34,298	35,654	36,244	38,442	37,701	41,500	42,129	44,115
Less: TiVo-Owned-related service revenues	(30,628)	(31,835)	(32,484)	(34,252)	(35,808)	(37,185)	(37,607)	(38,978)
*MSOs/Broadcasters’-related service revenues	3,670	3,819	3,760	4,190	1,893	4,315	4,522	5,137
Average MSOs/Broadcasters’ revenues per month	1,223	1,273	1,253	1,397	631	1,438	1,507	1,712
Average MSOs/Broadcasters’ per month subscriptions	984	1,063	1,120	1,165	1,378	1,521	1,625	1,743
*MSOs/Broadcasters’ ARPU per month	$1.24	$1.20	$1.12	$1.20	$0.46	$0.95	$0.93	$0.98

* MSOs/Broadcasters-related ARPU in the third quarter ending October 31, 2009 would have been approximately $0.88, excluding the one time reduction of $1.8 million in MSOs/Broadcasters-related service revenues related to the one time reduction of 146,000 subscriptions associated with the correction of subscription over-reporting error by DIRECTV previously disclosed in the form 10-Q for the quarter ended October 31, 2009.
The MSOs/Broadcasters’ related service revenues for the quarter ended October 31, 2010 increased $0.78 per subscription to $1.24 per subscription, as compared $0.46 for the same prior year period. This fluctuation in average revenue per subscription is largely related to a one time reduction in service revenues associated with a reporting error on the part of DIRECTV, during the quarter ended October 31, 2009. DIRECTV over-reported TiVo subscriptions to us for approximately 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues, (predominately from prior quarters), using updated reports provided by DIRECTV. Without this reduction in service revenues, and the corresponding decrease in Average MSOs/Broadcaster per month subscriptions the MSOs/Broadcasters ARPU per month would have been approximately $0.88. The additional increase in MSOs/Broadcasters’ ARPU above this approximately $0.88 is related, in part, to DIRECTV’s fixed minimum commitment being spread over a declining subscription base and we expect this trend to continue for the remainder of the fiscal year ending January 31, 2011 as DIRECTV’s minimum commitment is fixed and the MSO/Broadcasters’ subscription base is expected to further decline until DIRECTV and other MSO/Broadcasters begin new product deployment.

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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended October 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K, that are of significance, or potential significance to TiVo. We do not expect a significant impact from the adoption of new accounting standards which provide guidance for arrangements with multiple deliverables and revenue recognition for tangible products containing software and hardware elements on our consolidated financial statements. Both standards will be effective for TiVo in the first quarter of fiscal year 2012.

Results of Operations
Net Revenues. Our net revenues for the three and nine months ended October 31, 2010 and 2009 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010		2009		2010		2009
	(In thousands, except percentages)
Service revenues	$34,298	67%	$37,701	66%	$106,196	65%	$121,330	71%
Technology revenues	$7,024	14%	$9,351	16%	$20,412	12%	$23,086	14%
Hardware revenues	$9,532	19%	$10,030	18%	$37,182	23%	$25,398	15%
Net revenues	$50,854	100%	$57,082	100%	$163,790	100%	$169,814	100%
Change from same prior year period	(11)%		(12)%		(4)%		(11)%
Service Revenues. The decrease in TiVo-Owned service revenues of $3.4 million and $15.1 million in the three and nine months ended October 31, 2010 as compared to the same prior year period was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2010 decreased by 25% and 12%, respectively or $2.3 million and $2.7 million, respectively as compared to the prior fiscal year primarily due to the fact that some of our newer deployment arrangements such as Virgin provide for lower or later funding of the development effort and we recognize revenue in these arrangements only after we have the contractual right to invoice the customer. Also, the amounts paid by DIRECTV and attributable to development efforts are lower in fiscal year 2011 compared to the same prior year periods.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and nine months ended October 31, 2010, decreased by $498,000 and $11.8 million, respectively, as compared to the same prior year period. The decrease in net hardware revenues for the three months ended October 31, 2010 is largely related to a $2.1 million charge related to a change in the TiVo Premiere box holiday pricing. This charge was partially offset by increased unit sales to our MSO/Broadcasters partners as well as a change in the product mix sold resulting in a slightly higher average selling price per box. The increase in net hardware revenues for the nine months ended October 31, 2010 is largely related to the increase in the number of units sold during the period as compared to the same prior year period, as our sales volume increased due to the launch of our new TiVo Premiere boxes and purchases of the TiVo Premiere boxes by MSO/Broadcasters such as RCN and others.

Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of service revenues	$9,878	$10,021	$30,168	$30,002
Change from same prior year period	(1)%	(9)%	1%	(10)%
Percentage of service revenues	29%	27%	28%	25%
Service gross margin	$24,420	$27,680	$76,028	$91,328
Service gross margin as a percentage of service revenues	71%	73%	72%	75%
Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues remained relatively flat, as compared to the same prior year periods.

Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of technology revenues	$4,172	$5,924	$13,404	$16,269
Change from same prior year period	(30)%	135%	(18)%	70%
Percentage of technology revenues	59%	63%	66%	71%
Technology gross margin	$2,852	$3,427	$7,008	$6,817
Technology gross margin as a percentage of technology revenues	41%	37%	34%	30%
Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, Virgin, and our other international and domestic projects. The decrease of $1.8 million and $2.9 million, respectively in cost of technology revenues as compared to the same prior year periods is largely due to the fact that some of our newer deployment arrangements such as Virgin provide for lower or later funding of the development effort and we recognize cost of revenue in these arrangements only after we have the contractual right to invoice the customer and recognize the associated revenues. Also, the amounts paid by DIRECTV and attributable to development efforts are lower in fiscal year 2011 compared to the same prior year periods. In accordance with our revenue recognition policies, we have deferred costs of approximately $11.0 million related to development work, largely related to Virgin and DIRECTV and these costs are recorded on our balance sheet under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at October 31, 2010. These costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement.
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

Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Cost of hardware revenues	$13,566	$14,436	$44,331	$37,947
Change from same prior year period	(6)%	(12)%	17%	(10)%
Percentage of hardware revenues	142%	144%	119%	149%
Hardware gross margin	$(4,034)	$(4,406)	$(7,149)	$(12,549)
Hardware gross margin as a percentage of hardware revenue	(42)%	(44)%	(19)%	(49)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended October 31, 2010 decreased as a result of a decreased number of units sold this quarter as compared to the same prior year period. Our cost of hardware sales for the nine months ended October 31, 2010 increased primarily because we sold significantly more TiVo units as compared to the same prior year period due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal 2011.
Hardware gross margin loss for the three and nine month periods ended October 31, 2010 increased by $372,000 and $5.4 million, as compared to the same prior year period largely due to the launch and sales of our new TiVo Premiere boxes which cost less to produce than our previous model DVR offering, the TiVo HD, which was our primary DVR product sold during the same prior year period.
Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development expenses	$20,446	$15,370	$58,400	$44,794
Change from same prior year period	33%	(7)%	30%	(4)%
Percentage of net revenues	40%	27%	36%	26%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses of $5.1 million for the three months ended October 31, 2010 was largely related to increased headcount and headcount related costs of $7.8 million, as we increase our staffing to accommodate our technology development work. These increases were combined with increased allocations relating to IT spending of $947,000 offset by increased allocations to cost of technology revenues and deferred costs of technology revenues of $4.7 million for utilization of our engineering staff on development projects.
The increase in research and development expenses of $13.6 million for the nine months ended October 31, 2010 was largely related to increased headcount and headcount related costs of $19.2 million and increased allocations relating to IT spending of $2.7 million. These increased costs were offset by increased allocations to cost of technology revenues and deferred costs of technology revenues of $8.6 million for utilization of our engineering staff on development projects. For the fiscal year ending January 31, 2011 we expect to continue to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$6,157	$5,727	$20,539	$16,885
Change from same prior year period	8%	(13)%	22%	(8)%
Percentage of net revenues	12%	10%	13%	10%
Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase for the three and nine month periods ended October 31, 2010 of $430,000 and $3.7 million, respectively, as compared to the same prior year periods were primarily related to increased headcount related costs and non cash stock-based compensation expense of $483,000 and $1.9 million, respectively. Additionally, in the nine months ended October 31, 2010, we incurred approximately $1.0 million in increased channel support and other related expenses associated with the launch of our new TiVo Premiere boxes.
Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,398	$1,206	$5,955	$3,026
Change from same prior year period	16%	(48)%	97%	(30)%
Percentage of net revenues	3%	2%	4%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the three and nine month periods ended October 31, 2010, as compared to the same prior year period was largely related to the launch of our next generation TiVo Premiere and TiVo Premiere XL boxes in the retail channel.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
	(In thousands, except percentages)
General and administrative	$16,162	$11,165	$41,962	$34,634
Change from same prior year period	45%	8%	21%	10%
Percentage of net revenues	32%	20%	26%	20%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three and nine month periods ended October 31, 2010, general and administrative expenses increased by $5.0 million and $7.3 million, respectively as compared to the same prior year periods. During the three and nine months ended October 31, 2010, legal spending related to our ongoing litigations increased by $4.2 million and $6.4 million, respectively.
Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the three and nine months ended October 31, 2010 was $348,000 and $1.1 million, respectively compared to the $287,000 and $613,000, respectively from the same prior year periods. These increases were a result of an increase in the average interest rate earned for the three and nine months ended October 31, 2010 to approximately 0.62% from 0.55% and 0.37%, respectively in the same prior year periods as we changed our investment mix.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of October 31, 2010, we had $227.5 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months and beyond.

Our primary sources of liquidity are cash flows provided by operations, investing, and financing activities. Although we currently anticipate these sources of liquidity, together with cash and cash equivalents and short-term investments will be sufficient to meet our cash needs through the next twelve months and beyond, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or are unable to obtain additional financing on acceptable terms, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Please refer to Part II, Item 1A, “Risk Factors” for further discussion.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$(38,826)	$12,276
Net cash provided by (used in) investing activities	$16,631	$(126,482)
Net cash provided by financing activities	$28,585	$35,884
Net Cash Provided by (Used in) Operating Activities
During the nine months ended October 31, 2010 our net cash used by operating activities was $38.8 million as compared to net cash provided by operating activities of $12.3 million during the same prior year period. This change in operating cash flow was largely attributed to our increased net loss of $50.1 million, combined with increased inventory spending as we build up inventory for our holiday season and for deployments with MSO/Broadcasters. Additionally, we increased spending on technology projects during the nine months ended October 31, 2010. In certain cases, we have deferred these cost of technology revenues and we will recognize them when related revenues are recognized upon billing our customers, as specified in the customer agreements. This has resulted in an increase in deferred costs of technology revenues of $11.0 million, as compared to the same prior year period.
Net Cash Provided by (Used in) Investing Activities
The net cash provided by investing activities for the nine months ended October 31, 2010 was approximately $16.6 million compared to net cash used in investing activities of $126.5 million for the same prior year period. The net cash provided by investing activities for the nine months ended October 31, 2010 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $21.9 million (this, along with amortization of discounts and premiums on our short-term investments resulted in a corresponding decrease in short-term investments of $23.5 million) as compared to net expenditures on the purchase and sales of short-term investments of $115.9 million for the nine months ended October 31, 2009. Additionally, during the nine months ended October 31, 2010, we acquired property and equipment of $5.3 million which is used to support our business.

Net Cash Provided by Financing Activities
For the nine months ended October 31, 2010, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $30.0 million combined with issuance of common stock related to our employee stock purchase plan of $2.4 million. These amounts were partially offset by the repurchase of $3.9 million in restricted stock to satisfy employee tax withholdings.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$13,775	$2,189	$4,376	$4,560	$2,650
Purchase obligations	4,767	4,767	—	—	—
Total contractual cash obligations	$18,542	$6,956	$4,376	$4,560	$2,650
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
As of October 31, 2010, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2010.

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
As of October 31, 2010, we held approximately $5.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $4.2 million that are classified as a long-term assets. We have recorded an unrealized loss on these auction rate securities of $819,000. We have no intent to sell these securities and it is more-likely-than not that we will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.

ITEM 4.	CONTROLS AND PROCEDURES
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management's judgment.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2010 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We face risks in connection with our marketing and distribution agreements with our marketing partners and distributors both in the U.S. such as RCN, Suddenlink, Cox, Comcast, DIRECTV and others and outside the U.S. such as with HybridTV (Australia and New Zealand), Virgin (U.K.), ONO (Spain), Canal Digital (Scandinavia) and others for the development and deployment of TiVo-branded DVRs and services with these customers.
We face significant technological challenges in our development of the TiVo service for these marketing partners and distributors as well as dependence on certain third party technology providers to enable video on demand and other content and search features. If we are unable to successfully develop these products in a timely and efficient manner which includes hiring and retaining the necessary number of engineers and software developers to develop each partner's customized solution, license necessary third party technology (such as, for example, technology which enables the display of VOD content from our partners), and enable full-scale deployment of our TiVo-branded DVRs and services with these marketing partners and distributors, we may not be successful in our relationships with them and our business could be harmed. Our ability to benefit from our agreements with our customers is dependent upon the mass-deployment and adoption of the TiVo-branded DVRs by the subscribers of our distribution customers and marketing partners. Furthermore, Comcast and other partners have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast or such other partners receive under its agreement with us, then such partner may be entitled to receive the new more favorable terms. Additionally, Comcast and other partners have the right to terminate their agreements with us in the event we are subject to certain specified change of control transactions involving companies specified in their agreements. If any of these events occurred including our inability to develop, license, and deploy in a timely, efficient, and on a full-scale basis, we would have difficulty generating revenues and new subscriptions under these agreements and our business could be harmed.
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
In connection with our distribution agreements, we engage in complex licensing, development, and engineering services arrangements with our customers, such as Comcast, DIRECTV, Virgin Media, ONO, and others. These types of contracts are typically long-term and very complex. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. While we generally believe we will be able to deliver these engineering services, specialized software and technology with the agreed upon functionality in a timely manner and within expected cost estimates, we have experienced delays in delivery and increases in expected costs of development and performance in certain instances. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or not at all, then we could face penalties such as in the form of unreimbursed engineering development work, for example, or in extreme cases the early termination of such distribution agreements. In such a case our business would be harmed.
We also are required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different results for related expenses and revenues. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by us. A material inability to properly manage, estimate, and perform these development and engineering services for our customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1+
Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010 (incorporated by referenced to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on September 9, 2010).

31.1
Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated December 7, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 7, 2010 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated December 7, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 7, 2010 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101**
The following financial information from TiVo Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 filed with the SEC on December 7, 2010, formatted in XBRL includes (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of October 31, 2010 and January 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2010 and 2009 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as block of text (filed herewith).

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

TIVO INC.

Date:	12/7/2010	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date:	12/7/2010	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)