Form 10-K
period 2011-01-31
TIVO INC
filed 2011-03-14
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

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
COMMON STOCK, $.001 PAR VALUE PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒
    No  ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐  No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $965.9 million (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On February 28, 2011, the Registrant had 119,228,227 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Shareholders to be filed on or before May 31, 2011.

TIVO INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY  31, 2011

© 2011 TiVo Inc. All Rights Reserved.
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

•
our expectations with respect to the possible future outcomes, the possible timing of any decisions including the currently pending en banc appeal, and the possible receipt of additional damages in our on-going litigation with EchoStar as well as our expectations with respect to the other pending litigations in which we are a party;

•
our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities, including our current subsidized hardware pricing and related change in subscription pricing initially offered in November 2010 and their impact on our total acquisition costs as well as sales and marketing, subscription acquisition costs, and ARPU;

•
our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions;

•	expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers and our expectations with respect to future gross additions in our TiVo-Owned subscriptions as well as MSOs/Broadcasters' subscriptions;

•	our expectations related to future advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our future earnings including expected future service from future TiVo-Owned subscriptions and future service and technology revenues from multiple system operators (MSOs)/Broadcasters;

•
our expectations of the growth in the future digital video recorder (“DVR”) and advanced television services market, including our expectations regarding competition and consumer acceptance of alternatives to our products, including cable Video On Demand ("VOD"), streaming VOD, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided CableCards and switched digital devices essential for TiVo consumer devices in cable homes;

•
our expectations that in the future we may also offer services for non-DVR products such as our development of a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy's Insignia brand television sets and the expected timing of deployment of such offerings;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•	our intention and ability to protect our intellectual property, the cost of prosecuting or defending our intellectual property through litigation, and the outcome of related litigations;

•	our expectations with respect to the timing of future development and deployment with our distribution partners including the on-going development and further deployment of the TiVo service on Comcast, the ongoing development and future launch of the High Definition (“HD”) DIRECTV DVR with TiVo service; and the future development and deployment of the TiVo service and technology with Virgin Media Limited in the United Kingdom (U.K.), Suddenlink (U.S.), Charter Communications (U.S.), Cableuropa S.A.U. (“ONO”) in Spain, and with Canal Digital in Scandinavia, and the on-going development of a prototype with conditional access security provider Conax in connection with future international distribution opportunities;

•	future increases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•
future increases in our operating expenses, including increases in research and development expenses, litigation expenses, sales and marketing and subscription acquisition costs, including our ability to retain and hire key management employees and software engineers;

•
future subscription growth or attrition and future technology and service revenues of both TiVo-Owned and MSOs/Broadcasters (such as Comcast, RCN, DIRECTV, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Cablevision (Mexico), Virgin Media (U.K.), and Suddenlink (U.S.), and in the future ONO (Spain), Charter Communications (U.S.), and Canal Digital (Scandinavia)) and deployment of the service by them now or in the future;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, "Business" and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I.

ITEM 1.	BUSINESS
The Company
TiVo is a leading developer and provider of software, hardware, and services that enable a comprehensive entertainment experience by unifying disparate content sources including live television, Internet video, and Video on Demand services offered by major pay television providers in a single, easy, intuitive user experience. Today, these capabilities are made available mainly through digital video recorders (“DVRs”) on the Premiere DVR platform, which was launched in 2010 and includes a new high definition user interface. In the future, we expect our new platform and high definition user interface will also be enabled on other devices without DVR functionality (“non-DVRs”) such as non-DVR set-top boxes, Internet-connected TVs, and tablets, among others. We also provide innovative advertising solutions for the media industry, including a unique platform for interactive advertising and audience measurement services. Since prior to the introduction of our first commercial DVR in 1999, we have developed significant intellectual property applicable to the advanced television market and we are focused on protecting our intellectual property.
Historically, we have distributed the majority of our products and services directly to consumers and have also developed indirect channels of distribution in conjunction with large domestic and international television service providers who utilize our hardware and/or software in the set-top box and other devices that receive their multichannel services. These customers include Charter Communications, Comcast, Cox, DIRECTV, RCN, Suddenlink, and others in the United States, and Cablevision (Mexico), Canal Digital (Scandinavia), ONO (Spain), Virgin Media (United Kingdom) and others outside the United States.
We currently generate revenues from three main sources:
•Consumer Service. Our primary source of revenues is from consumers in our TiVo-Owned business, who subscribe directly to the TiVo service and typically pay us monthly fees, or in some cases pay for service for the life of their product upfront. We sell to consumers through distribution relationships with major retailers, such as Best Buy, and direct through our on-line store at TiVo.com and usually collect upfront hardware revenues on each DVR sold.
•Developing Technology for Television Service Providers. We work with television service providers who typically pay us recurring monthly fees in order to provide the TiVo service to their subscribers either as their default user interface or as an optional premium service. We may also receive revenues for licensing and professional services and hardware sales from these customers.
•Media Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for the television advertising market. These include short- and long-form interactive video advertising, lead generation, and commerce as well as unique second-by-second audience research measurement.
We continue to be subject to a number of risks, including intellectual property claims by and against us and the related costs of such intellectual property litigation; continued need for significant research and development and the related costs of such research and development activities; delays in product and service developments; competitive service offerings; lack of market acceptance; ongoing losses and uncertainty of future profitability; dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain our technology; access to television programming including digital cable signals in connection with CableCARDTM and switched digital technologies; dependence on our relationships with third-party service providers for our television service provider subscription growth; and our ability to sustain and grow our TiVo-Owned subscription base and consumer service business. We conduct our operations through one reportable segment. In our fiscal year ended January 31, 2011, we incurred a loss of $(84.5) million and cash used in operating activities was $(58.7) million. As of January 31, 2011, we had an accumulated deficit of $(779.2) million. We have had a history of losses and expect this trend to continue in our fiscal year ending January 31, 2012, as we expect to significantly increase our spending on research and development initiatives as well as intellectual property related litigation. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our annual new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We are cautious about our ability to grow or even maintain our current number of subscriptions in our fiscal year ending January 31, 2012. While we anticipate growth in our subscription base in future years from our deployments with television service providers, we may not immediately achieve a corresponding increase in service revenues and margin expansion from the fees these subscriptions generate since these fees will be classified as technology revenues until we recoup our initial development expenditures under our current zero margin or completed contract arrangements, including with

DirecTV, Virgin, ONO, Charter, Best Buy, and Suddenlink. See the discussions under the heading “Risk Factors - Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.”
Industry Trends
Consumer Demand is Driving Widespread Adoption of Advanced Television Services. TiVo revolutionized television viewing when it introduced the DVR over ten years ago. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in their consumption of entertainment. Our DVR products proved that the television entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing.
 The emergence of broadband video is once again revolutionizing the way people consume video entertainment. The rapid growth of broadband video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a solution to effectively sort through, select from, and organize the growing volume of broadcast, cable, and broadband video content choices including television shows, movies, user generated videos, music, and other personal content including photos and home videos - whether that content was recorded via a DVR or delivered via broadband. In addition, proliferation of new consumption devices like tablets and entertainment-oriented smartphones creates additional demand for solutions that enable viewing when and where convenient for the user.
Television Service Providers See Advanced Television Technology as a Competitive Asset. Nearly all of the major television service providers in the United States including Comcast, DIRECTV, Dish (formerly “EchoStar”), Time-Warner Cable, and others, are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video and alternate devices. Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. These operators are looking for ways to more effectively attract and retain consumers to their own offerings and we believe that our unique user interface and software, including both our DVR and broadband television capabilities, can help increase customer satisfaction and reduce churn for television service providers in the United States and beyond.
The DVR, New Devices, and Broadband Video are Changing the Television Advertising Industry. The decline of linear television viewing is requiring television advertisers to evaluate new and different ways to reach out to consumers. The DVR and other new consumer electronic devices which access broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.
Our Strategy
We have created a unique set of technologies, products, and services that meet the needs of consumers, television service providers, and the advertising community. Our goal is to change the way consumers access and watch linear television, on-demand television, and broadband video by offering a best in class user experience and to generate revenue through the licensing of our branded services and technology to television viewing households worldwide.
Provide Compelling, Easy-to-Use Consumer Offering. The TiVo service, combined with a TiVo-enabled set-top box, has an easy, intuitive user interface and many features that we believe dramatically improve a consumer's television viewing experience. Depending on the model, TiVo-enabled set-top boxes and connected consumer electronics can support analog cable, digital cable, satellite, over-the-air broadcast television, Video On Demand, and streaming and downloaded video content delivered via the internet regardless of the source. The TiVo service enables consumers to find and watch their favorite content by helping them discover new programming through features that search for content by subject, title, genre, actor, director, or channel, enjoy access to extra content via broadband and comprehensive episode guides, as well as suggesting programs that consumers may like through a variety of TiVo recommendation features.
 Offer Increasingly Differentiated Features and Services. Our goal is to lead the market with innovations that expand the value and potential of our subscription service. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make the TiVo service more compelling for both current and potential customers. For example, we recently launched a version of the TiVo service that is optimized for use on secondary devices like tablets, including Apple's iPad. These applications give consumers a much richer and more powerful way to explore all of the content available to them and expand the population of devices upon which we can deploy our services. We expect that a significant portion of our future product development efforts will be focused on broadband functionality, support for additional secondary devices, and integration of new discovery paradigms like social network recommendations. As a result, our strategy has included significantly higher levels of research and development expenditures during the prior year and we expect research and development expenditures to increase an additional $25 to 30 million in our current fiscal year as we develop products and services for our television service provider customers, invest in our ability to innovate and develop new products and expand our capacity to service greater numbers of television service providers in the future.
Develop Solutions for Television Service Providers. Part of our strategy focuses on developing versions of the TiVo service that can be deployed by third-parties (typically television service providers) in conjunction with both TiVo and third-party designed boxes in order to promote the mass deployment of devices utilizing our technology. For example, we are able to deliver a set-top box product to our television service provider customers that combines within one integrated user interface: on-demand viewing of linear broadcast television delivered by the television service provider through a built in DVR; access to on-demand viewing of a television service provider's own VOD service; and access to broadband delivered content (or so called over-the-top content). Additionally, we believe our retail business uniquely positions us versus other vendors to license our technology to television service providers as we understand consumer behavior first-hand. It allows us to leverage our research and development across our direct to consumer products as well as our products and services provided to television service providers. There are two primary ways in which we license our TiVo technology; a TiVo box provisioned as a set-top box where we are the hardware and software provider; and TiVo software we build into third-party hardware. We have announced partnerships with operators to deploy our products in both these manners. We have extensive knowledge of the inner-workings of the television service providers' infrastructures and believe we are able to integrate with their infrastructures in a cost and time effective manner.
Extend and Protect Our Intellectual Property. The convenience, control, and ease of use of the TiVo service is derived largely from the technology we have developed since prior to the introduction of our first commercial DVR in 1999.
We have adopted a proactive patent and trademark strategy designed to protect and extend our technology and intellectual property. We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 195 foreign and domestic patents and have approximately 370 foreign and domestic patent applications pending. For example, TiVo owns U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program.  The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification.
TiVo is prosecuting intellectual property lawsuits against EchoStar, Verizon, AT&T, and Microsoft, among others, including for willful infringement of the Time Warp patent. TiVo is also defending lawsuits, counterclaims and an administrative proceeding before the International Trade Commission from such parties as Microsoft, Motorola, EchoStar, Verizon and AT&T, among others. See the discussions under the heading “Risk Factors - Risks Related to Our Business”. As a result of these efforts to protect our intellectual property, we expect expenditures for these on-going litigations in our fiscal year ending January 31, 2012 to be at least double the approximately $23 million we spent in our prior fiscal year.
Extend TiVo Products Beyond the U.S. Market. We also believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, we launched an exclusive distribution agreement in the United Kingdom with Virgin Media, the United Kingdom's largest cable operator, to provide the TiVo service on next generation set-top boxes, including both DVR and non-DVR platforms. We also have distribution arrangements that cover the geographies of Australia, Denmark, Finland, Mexico, Norway, New Zealand, Spain, Sweden, and Taiwan. Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television service providers and our strategy is to sign additional international partnerships and distribution agreements in the future. Typically, the parties distributing the TiVo service under these agreements are subject to significant deployment and marketing commitments.

Generate Revenue from Advertising and Audience Research Capabilities. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed anonymous aggregated reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded Showcases including long-form video, requests for information, and customizable applications. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue to develop and enhance our interactive advertising and audience research measurement capabilities in the future to generate additional revenues as well as provide us with additional information to help us improve and enhance the TiVo service for our customers.
Our Technology
TiVo has developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, analog cable, digital cable through the use of CableCARDsTM, and from broadband video sources. The TiVo service can also be deployed by cable operators such as RCN, Suddenlink and Charter. The TiVo service can also be modified to work on integrated set-top boxes used by major television service providers, such as Virgin Media, Ono and Canal Digital. Our strategy is to sign additional distribution agreements in the future to make the TiVo service available on additional set-top boxes and other devices. As a result, we expect to continue to invest significant resources in our research and development capabilities to innovate new products and services for our customers as well as to allow us to expand our engineering capabilities to service additional television service provider customers in the future. TiVo's technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled hardware designs.
TiVo Service Client Software. The TiVo service client software runs on TiVo-enabled set-top boxes to deliver the TiVo service. The software includes system components such as a media-oriented file system, a high-performance transactional database, an integrated security system, and application components such as media management and user interface. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain commonly used integrated DVR set-top boxes, such as on a Cisco manufactured set-top box in connection with our Virgin deployment arrangement.
TiVo Service Infrastructure. The TiVo service infrastructure operates the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, interactive advertising, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking, among other activities. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled set-top boxes for use in our audience research measurement efforts. The infrastructure has also been designed to work with the networks of service provider customers.
TiVo-Enabled Hardware Design. The TiVo-enabled hardware designs are specifications developed by TiVo for set-top boxes containing a CPU, memory, digital video chips, and other components such as a hard disk drive in the case of our DVR products. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled DVR hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, and satellite applications. In addition, certain designs include USB ports to allow connection to broadband networks and external devices to enable existing and future services. A TiVo-enabled DVR without a subscription to the TiVo service has minimal functionality.
Pending En Banc Proceeding Versus EchoStar
We believe satellite television provider EchoStar has been infringing our Time Warp patent for at least a decade. We first took legal action against EchoStar in 2004, bringing a lawsuit for patent infringement in the United States District Court for the Eastern District of Texas. After a trial, we won a jury verdict against EchoStar in 2006 for its willful infringement of the Time Warp patent. The district court judge entered a judgment for damages in the amount of approximately $74.0 million plus interest and other supplemental damages. The district court judge also entered a permanent injunction requiring EchoStar to stop infringing the Time Warp patent (the “infringement provision”). The injunction also contained a provision requiring that EchoStar disable all DVR functionality from the infringing products placed with an end user or subscriber (the “disablement provision”). EchoStar appealed from the judgment, and the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed. As a result, on October 8, 2008, we received $104.6 million from EchoStar.

In 2008, EchoStar alleged it had downloaded a software workaround that caused its DVR products no longer to infringe the Time Warp patent. We disagreed with EchoStar's position and commenced proceedings requesting an order from the district court finding EchoStar in contempt of the district court's injunction. In June 2009, the district court ruled in a contempt proceeding that EchoStar continued to infringe the Time Warp patent despite its purported software workaround and held EchoStar in contempt on both the infringement and the disablement provisions of the injunction. EchoStar again appealed to the Federal Circuit which upheld the lower court's contempt finding. However, EchoStar filed a Petition for Rehearing and Rehearing En Banc requesting that the full Federal Circuit rehear its appeal from the contempt judgment. The Federal Circuit granted en banc review. Oral arguments in the en banc proceeding took place on November 9, 2010. The Federal Circuit could rule at any time, and based on the timing of other appeals, it is reasonable to expect that the decision will be issued in the first half of 2011.
The outcome of this appeal will likely have a material impact on our business and the trading price of our common stock. There are a number of potential outcomes in the Federal Circuit's en banc review. In any event, the losing party may file a petition for certiorari to the Supreme Court of the United States to hear the case. However, an appeal to the Supreme Court is not a matter of right and would only proceed if the Supreme Court elects to grant certiorari, and even if it does, it might not grant certiorari on all issues that could be important to us.
If the en banc panel of the Federal Circuit affirms the district court's contempt ruling in its entirety, the district court would be permitted to enforce the injunction against EchoStar requiring it to disable immediately the DVR functionality in existing units and compel EchoStar to cease selling infringing DVRs. The filing of a petition for certiorari asking the Supreme Court to hear the case would not stop the enforcement of the injunction unless either the Supreme Court or the district court granted a stay. Unless the Supreme Court granted certiorari, EchoStar would also owe us damages for their infringement at least through June 2009.
If the en banc panel affirms parts of the contempt ruling but remands or reverses others, a host of outcomes become possible depending on the precise ruling. For example, if the en banc panel affirms the disablement provision but remands to the district court for further proceedings on the 2006 EchoStar workaround infringement issue, subject to the potential filing of a petition for certiorari by either party to the Supreme Court, the district court could require EchoStar to disable immediately the DVR functionality on the subset of its DVR base that at one time had the original infringing software. The district court might then be required to hold additional proceedings on whether the 2006 EchoStar workaround avoided infringement of the Time Warp patent, which could include conducting a full jury trial on the issue. This process could take one or more additional years to complete. We cannot assure you that any additional proceedings will result in a favorable ruling for us.
If the en banc panel reverses the district court's contempt ruling, and rules in favor of EchoStar on both the infringement and disablement provisions and remands the case to the district court, subject to our potential filing of a petition for certiorari to the Supreme Court, we may be entitled to receive limited damages on infringing DVRs from October 2006 until EchoStar implemented its workaround in April 2007. As would be the case if the case was remanded in part, the district court might be required to hold additional proceedings on the infringement claim related to the 2006 EchoStar workaround, which could include conducting a full jury trial on the issue and take one or more additional years to complete. We cannot assure you that any such additional proceeding would result in a favorable ruling for us or in additional monetary or injunctive relief.
Other outcomes are also possible and we cannot predict how (or when) the en banc panel will ultimately rule on EchoStar's appeal. For additional information, please see “Risk Factors-Risks Related to Our Business-We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit would harm our business.” If the Federal Circuit were to issue a ruling other than a full affirmance of the district court's contempt ruling, the time for resolution of the case could be extended materially and we may be required to continue to incur significant additional expenses in funding additional litigation to seek redress for EchoStar's continuing infringement of our intellectual property. In such an event, we may be required to make difficult resource allocation decisions, including potentially forgoing certain research and development efforts, forgoing certain distribution opportunities, and potentially altering our strategy with respect to this and other intellectual property disputes As such, a remand or loss with respect to either or both of the infringement or disablement provisions may be perceived negatively by our investors and our business and our stock price would likely be materially harmed.
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
The initial term of this agreement expires on June 30, 2014. The agreement, as amended, provides Comcast with eight additional one-year renewal terms beyond the initial term, with certain deployment thresholds moved from June 30, 2014 to the renewal term beginning after June 30, 2019. Comcast will pay a recurring monthly fee per Comcast household which receives the TiVo service through Comcast. Comcast has also paid us fees for licensing the TiVo technology, and paid us fees for engineering services for the development and integration of the TiVo service software solution (subject to adjustment under certain circumstances) and may also pay us for the advertising management system. Under the initial and subsequent statements of work with Comcast, subject to the attainment of specified deployment thresholds, Comcast is entitled to recoup over time certain development fees paid to us through a mechanism effectively resulting in a reduction of certain subscription fees.
Additionally, Comcast has an option to purchase software maintenance and support. Comcast is entitled to a credit redeemable for ongoing development work that is based on a percentage of certain fees received by TiVo under the arrangement. Comcast would pay for any ongoing development work that exceeds the amount of the credit. TiVo will have the continuing right to sell certain types of advertising on the TiVo service offered through Comcast. TiVo will also have a limited right to sell certain types of advertising on other Comcast platforms enabled with the TiVo advertising management system, when such advertising features are developed, subject to Comcast’s option to terminate such right in exchange for certain advertising-related payments.
As part of this agreement, Comcast received a non-exclusive, non-transferable license to our intellectual property in order to deploy the TiVo service software solution and advertising management system, including certain trademark branding rights and a covenant not to assert under TiVo’s patents, which rights extend only to Comcast Corporation, its affiliates, and certain of its vendors and suppliers with respect to Comcast products and services. Such non-exclusive, non-transferable license to the Company’s intellectual property will, under certain circumstances, continue after the termination of this agreement. In addition, Comcast is entitled to certain most favored customer terms as compared with other multi-channel video distributors who license certain TiVo technology. Pursuant to the terms of this agreement, Comcast has the right to terminate the agreement in the event the Company is the subject of certain change of control transactions involving any of certain specified companies. The TiVo service software solution has launched in its initial market, the New England Region. While our current statement of work with Comcast expired on December 31, 2010, as part of our ongoing relationship we are currently in discussions with Comcast about further development and deployment opportunities.
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2011, DIRECTV represents a significant portion of our 783,000 MSO/Broadcaster subscriptions.
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
DIRECTV currently does not have the right to continue to distribute the prior generation of DIRECTV receivers with TiVo service to new customers. Additionally, DIRECTV has added high definition programming in a format that is not compatible with that population of TiVo-enabled high definition DVRs previously distributed by DIRECTV. As a result, we have seen a reduction in the number of DIRECTV receivers with TiVo service subscriptions, a trend that we expect to continue until our new product for DIRECTV becomes available as further described below.
On September 3, 2008, we extended our current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo service. Under the terms of this non-exclusive arrangement, we are developing a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR which TiVo is working with DIRECTV with the intention to deploy this product to consumers later this year. DIRECTV, upon deployment of the HD DIRECTV DVRs with TiVo service, is entitled to recoup, over time, a portion of certain development fees through a reduction in certain subscription fees. The new agreement also extends the mutual covenant not to sue with respect to each company’s products and services throughout the term of the new agreement.

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
Other Relationships
Seven/Hybrid TV. On March 19, 2007, we entered into an exclusive distribution relationship with Seven Networks and Hybrid Television Services for Australia and New Zealand. Seven Networks is the one of the largest broadcasters in Australia. Under the agreement Hybrid Television Services (a subsidiary of Seven Networks, or “Hybrid TV”) will be the exclusive licensee and distributor of TiVo digital video recording technology, services, and trademarks in Australia and New Zealand. In July 2008, Hybrid TV first distributed TiVo in Australia. In 2009, Television New Zealand International Limited (“TVNZ”) became a part owner in Hybrid TV with Seven. In November 2009, Hybrid TV first distributed TiVo in New Zealand. For example, in December 2010, we modified the terms of our agreement with Seven Networks and Hybrid Television Services for Australia and New Zealand to make our arrangement non-exclusive such that we now have the ability to work with additional distribution partners in those territories.
Virgin Media. On November 23, 2009, we entered into a mutually exclusive distribution relationship with Virgin Media in the United Kingdom. Virgin Media is the largest cable operator in the U.K. and also the country’s second largest pay television provider. Under the agreement TiVo will be the exclusive middleware and user interface software deployed by Virgin on its next generation platforms including both DVR and non-DVR set-top boxes. TiVo will receive recurring monthly fees for use of our software by Virgin after deployment and there are minimum commitments with respect to those fees. Virgin is also the exclusive licensee of certain TiVo technology and trademarks in the U.K. As of January 31, 2011, Virgin begun limited deployment and marketing of the initial products developed under our agreement and we expect deployments to accelerate later this year.
Charter Communications. On January 23, 2011, we entered into a non-exclusive distribution relationship with Charter Communications in the United States. Charter is the fourth largest cable operator in the U.S. Under the agreement, Charter has made a significant commitment to distribute TiVo-enabled products, beginning with TiVo's latest generation high definition user interface and TiVo Premiere set-top box, as well as upcoming multi-room and non-DVR platforms. TiVo will receive recurring monthly fees for use of TiVo service by Charter following deployment and there are minimum commitments with respect to DVR purchases made by Charter.
Customer Service and Support
For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. For our DIRECTV receivers with TiVo service, DIRECTV is primarily responsible for customer support. In most cases, when our product is sold through a television service provider (such as Comcast, Cox, Virgin, Charter, and RCN) the service provider is primarily responsible for customer support. We provide training and other assistance to these service providers.
Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.

We offer a manufacturer’s warranty of 90 days for labor and one year for parts on the DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions. For our direct sales that include both a TiVo-Owned standalone DVR and a subscription to our service (other than product lifetime subscriptions), we extend such manufacturer’s warranty for parts only for the duration of the initial subscription which may last as long as three years. We contract with third parties to handle warranty repair. Warranties provided to service providers who distribute TiVo hardware vary in length depending on the pricing paid by the buyer.
Research and Product Development
Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
TiVo Inc.	2011	2010	2009
	(in millions)
Research and Development Expenses	$81.6	$63.0	$62.1
We increased the number of our regular, temporary, and part-time employees engaged in research and development by 49% from a total of 345 as of January 31, 2010 to 514 as of January 31, 2011. For the fiscal year ended January 31, 2011 we increased our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR, as well as winning and implementing more distribution deals.
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
Seasonality
Sales of our TiVo-Owned DVRs and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual DVR sales and new subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, revenue share and other payments to channel, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSOs/Broadcasters, which includes relationships with companies such as DIRECTV and Virgin Media.
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs and broadband enabled consumer electronic devices are bundling brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products and DVRs offered by consumer electronics and software companies.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against services sold directly by cable, telecommunications, and satellite operators including Dish (formerly “EchoStar”), DIRECTV, Comcast, Time Warner, Verizon, and AT&T. These products typically combine pay television reception with DVR functionality; most of these products include multiple tuners, high definition recording, and in some cases multi-room viewing capability. Some of these products are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, these products are usually professionally installed and may appeal to consumers who do not proactively select a DVR service. Additionally, some U.S. cable operators are currently deploying server-based Video on Demand technology, which over time could serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which is deploying server-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.
Our retail products also compete against products with on-demand internet-enabled services offered by consumer electronics companies including:
•Personal computers: Microsoft based PCs and Apple products (among others) enable a variety of entertainment features and services which offer alternatives to traditional DVR services, primarily via internet delivery of content.
•Broadband capable devices and game consoles: We are seeing a proliferation of broadband enabled devices, such as connected televisions, “smartphones”, single purpose broadband set-top boxes and gaming consoles that offer broadband delivered content. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access internet-delivered video content through devices that many consumers may seek to acquire for other purposes. For example, many consumer electronics companies have television or DVD products that are internet enabled and others have build dedicated devices for accessing video over the internet such as AppleTV and GoogleTV. Similarly, companies such as Sony and Microsoft have now enabled the digital delivery of video programming over the internet to their game consoles.
Competition in our MSO/Broadcaster business. Our MSO/Broadcaster revenues depend upon both our ability to successfully negotiate agreements with our service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as NDS, Microsoft, Motorola, Cisco, Arris, and Rovi, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers. We also face competition from internal development initiatives at some large service providers and consumer electronics manufacturers who may choose to develop similar products on their own rather than resell products/services developed by TiVo.
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
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 196 foreign and domestic patents and have approximately 371 foreign and domestic patent applications pending. For example, TiVo owns U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System” (referred to as the Time Warp patent) which describes a process for the simultaneous storage and playback of multimedia data.  The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification.
TiVo is prosecuting intellectual property lawsuits against EchoStar, Verizon, AT&T, and Microsoft, among others,

including for willful infringement of the Time Warp patent. TiVo is also defending lawsuits, counterclaims and an administrative proceeding before the International Trade Commission from such parties as Microsoft, Motorola, EchoStar, Verizon and AT&T, among others. See the discussions under the heading “Risk Factors-Risks Related to Our Business”. As a result of these efforts to protect our intellectual property, we expect expenditures for these on-going litigations in our fiscal year ending January 31, 2012 to be at least double the approximately $23 million we spent in our prior fiscal year.
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
Employees
At February 28, 2011, we employed approximately 611 employees, including 46 in service operations, 389 in research and development, 56 in sales and marketing, and 120 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of February 28, 2011):

Name	Age	Position
Thomas Rogers	56	President and CEO
Anna Brunelle	43	Vice President, Chief Financial Officer
James Barton	52	Senior Vice President, R&D, Chief Technology Officer
Jeffrey Klugman	50	Senior Vice President Products and Revenue
Charles (Dan) Phillips	53	Senior Vice President, Engineering and Operations
Matthew Zinn	46	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	55	Senior Vice President, Human Resources
Thomas Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Since November 2006, Mr. Rogers has served as member of the Board of Directors of SuperMedia and is currently the Vice Chairman of the Board. SuperMedia (NYSE: SPMD), formerly Idearc Inc. which filed for bankruptcy in 2009, is one of the nation’s largest providers of yellow and white pages directories and related advertising products. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. Since July 2003, he has also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.
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
Charles (Dan) Phillips was named Senior Vice President of Engineering and Operations on June 21, 2010. Mr. Phillips oversees Engineering and Operations company-wide, which includes engineering activity for consumer product distribution, service providers, advertising and audience research efforts, as well as manufacturing, distribution, call center, service operations, information technology, facilities, and broadcast center operations. Until that time, Mr. Phillips had served as Vice President, Chief Information Officer and Engineering from November 2009 to June 2010 and as Vice President, Chief Information Officer from October 2006 until November 2009. Prior to joining TiVo, Mr. Phillips held several leadership positions in the high-tech industry. From May 2002 to January 2006, he served as Senior Vice President of Products at TRADOS Software, a globalization software company. Mr. Phillips served as Senior Vice President of Product Development at Uniscape Inc. from December 2000 until it merged with TRADOS in 2002. In July 1996, Mr. Phillips joined CrossWorlds' Software and held multiple executive positions including Vice President of Product Management and Vice President of Engineering until December 2000. From February 1995 to June 1997, Mr. Phillips held several senior management positions at SGI. Mr. Phillips co-founded Meta Systems in May 1991. Mr. Phillips holds B.A. degrees in Business Administration and Computer Information Systems from Humboldt State University.
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
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
Other information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditor Fees and Services.”

ITEM 1A.	RISK FACTORS
Risk Factors
An investment in our securities involves risks. You should carefully consider the risk factors set forth below as well as the other information contained or incorporated by reference in this offering memorandum before investing in the notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, which in turn could adversely affect our ability to repay the notes and the trading price of the notes and our common stock. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business
We have incurred significant net losses and may never achieve sustained profitability.
During the fiscal years ended January 31, 2011, 2010 and 2009, our net (losses) income were $(84.5) million, $(23.0) million, and $104.1 million, respectively. During the fiscal year ended January 31, 2011, our cash used in our operations was $(58.7) million. As of January 31, 2011, we had an accumulated deficit of $(779.2) million. The size of future net losses will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo-Owned subscriptions, the price at which we sell TiVo-Owned set top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, the amount and timing of litigation expenses we incur in connection with protecting our intellectual property and the outcomes of our intellectual property litigations. In particular, we expect to incur significant net losses in our fiscal year ending January 31, 2012 as we expect to significantly increase our research and development activities and incur significantly increased intellectual property litigation expenses. Unless and until we generate significant additional revenues or substantially reduce our expenses, including revenues and expenses resulting from our ongoing legal proceedings, we will likely continue to incur losses in our current and future fiscal years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our existing cash balance.
We have filed a patent infringement lawsuit against EchoStar Communications Corporation. We are incurring significant expenses as a result, and an adverse outcome in the lawsuit would harm our business.
On January 5, 2004, we filed a complaint against EchoStar Communications Corporation (“ECC”) in the U.S. District Court for the Eastern District of Texas alleging willful infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System.” On January 15, 2004, we amended our complaint to add EchoStar DBS Corporation, EchoStar Technologies Corporation, and Echosphere Limited Liability Corporation (collectively “EchoStar”) as additional defendants. We allege that we are the owner of this patent and further allege that the defendants have willfully infringed this patent by making, selling, offering to sell and/or selling digital video recording devices, digital video recording device software, and/or personal television services in the United States. On April 13, 2006, the jury rendered a verdict in our favor for the amount of approximately $74.0 million. On January 31, 2008, the Federal Circuit unanimously ruled in favor of TiVo Inc. in connection with EchoStar's appeal of the district court judgment of patent infringement against EchoStar with respect to several claims (so called software claims) of the patent, upholding the full award of damages from the district court, and ordering that the stay of the district court's injunction against EchoStar's infringing digital video recorders that was issued pending appeal will dissolve when the appeal becomes final. On April 11, 2008, the Federal Circuit denied EchoStar's petition for a panel rehearing and en banc rehearing of the Federal Circuit's denial of their appeal of the district court's judgment. On October 6, 2008, the Supreme Court denied EchoStar's writ of certiorari. On October 8, 2008, we received $104.6 million from EchoStar.
After the Federal Circuit's January 31, 2008 ruling in favor of TiVo, EchoStar then alleged it had downloaded a software workaround that caused its DVR products no longer to infringe the Time Warp patent. We disagreed with EchoStar's position and commenced proceedings requesting an order from the district court finding EchoStar in contempt of the district court's injunction.
On February 17, 2009, the district court held a contempt hearing in connection with EchoStar's alleged work-around of the Company's patent. On June 2, 2009, the district court found EchoStar in contempt of its permanent injunction regarding EchoStar's on-going infringement of TiVo's Time Warp patent. This finding was stayed by the Federal Circuit pending appeal on July 1, 2009. On March 4, 2010, the Federal Circuit fully affirmed the district court's finding of contempt of its permanent injunction against EchoStar. EchoStar filed a petition seeking rehearing en banc on April 5, 2010. On March 9, 2010, EchoStar filed a motion with the district court seeking pre-approval of a new alleged design-around for its Broadcom DVR receivers (“rework2”) as well as an emergency motion for expedited resolution of its pre-approval motion. On May 14, 2010, the Federal Circuit granted EchoStar's request for a rehearing en banc. On November 9, 2010, the en banc Federal Circuit heard oral arguments. The Federal Circuit could rule at any time and, based on the timing of other appeals, it is reasonable to expect that the decision will be issued in the first half of 2011.
There are several issues before the Federal Circuit's en banc panel, generally relating to procedures and standards for contempt proceedings. If the en banc panel agrees with EchoStar and the district court's contempt ruling is overturned, our business may be harmed. For example, the en banc panel could agree with EchoStar's position that the contempt hearing was not the appropriate proceeding to determine whether EchoStar's alleged workaround infringed the Time Warp patent and remand the case for further proceedings. The en banc panel could also agree with EchoStar's position that the district court was wrong in finding that the alleged workaround still infringed the Time Warp patent. Even if the en banc panel affirms the district court's finding of infringement, it could determine that the injunction requiring EchoStar to disable the DVR functionality of its infringing set-top boxes was procedurally or substantively incorrect. In any case, our ability to enforce the Time Warp patent in this or other proceedings could be weakened and our competitors and investors may perceive the Time Warp patent and the rest of our intellectual property portfolio in general to be less valuable. Further, if we were to lose in the Federal Circuit and the district court's contempt ruling and injunction with the disablement provision and infringement provision is not affirmed, the time for resolution of this case could be extended materially and we could be required to continue to incur significant additional expenses in funding this litigation. In such an event, we may be required to make difficult resource allocation decisions, including potentially forgoing certain research and development efforts, forgoing certain distribution opportunities, and potentially altering our strategy with respect to this and other intellectual property disputes. As such, a remand or loss in the Federal Circuit may be perceived negatively by our investors and our business and our stock price would likely be materially harmed.
EchoStar has sued us for patent infringement before the United States District Court for the Eastern District of Texas. We are incurring expenses as a result, and an adverse outcome in the lawsuit could harm our business.
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
On May 10, 2006, the district court dismissed with prejudice, EchoStar's claim of infringement against TiVo and Humax relating to the '112 patent (“Method and System for Recording In-Progress Broadcast Programs”) and claims 21-30 and 32 relating to the '186 patent (“Interruption Tolerant Video Program Viewing”). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the district court issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo's request for reexamination of the '186, '685, and '804 patents. During reexamination, the USPTO rejected all the asserted claims of the '685 patent. On November 19, 2010, EchoStar filed a motion to lift the stay. On February 8, 2011, the magistrate judge for the district court ordered that the stay be lifted. In requesting that the district court lift the stay, EchoStar represented to the district court that it will not proceed on the remaining claims of the '685 patent, that it will dismiss the '186 patent from the case, grant TiVo a covenant not to sue under the '186 patent, and proceed only on the '804 patent. On March 2, 2011, the district court set a trial date for June 5, 2012. We intend to defend this action vigorously; however, we are incurring expenses in connection with this lawsuit, which could become material in the future. In the event there is an adverse outcome, we could be forced to pay damages for infringement, to license technology from EchoStar (if a license were made available), and we could be subject to an injunction preventing us from infringing EchoStar's technology or otherwise affecting our business, and in any such case, our business could be harmed.
Microsoft has sued us for patent infringement before the United States International Trade Commission. We expect to incur material litigation expenses as a result. An adverse outcome in this lawsuit could result in us being barred from importing DVRs, which would harm our business.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 (“Program Time Guide”), 5,731,844 (“Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording”), 6,028,604 (“User Friendly Remote System Interface Providing Previews of Applications”), and 5,758,258 (“Selective Delivery of Programming for Interactive Televideo System”). The Complaint named TiVo as Respondent.
On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has set a target date for completing the investigation of July 2, 2012.
In addition, in connection with filing its complaint with the ITC, on January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the same four patents: U.S. Patent Nos. 5,585,838 (“Program Time Guide”), 5,731,844 (“Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording”), 6,028,604 (“User Friendly Remote System Interface Providing Previews of Applications”), and 5,758,258 (“Selective Delivery of Programming for Interactive Televideo System”).
As a result of Microsoft's ITC lawsuit, we expect to incur material expenses this year defending Microsoft's lawsuit filed with the ITC. ITC lawsuits when compared to federal court lawsuits usually are completed in an expedited manner (typically completed within 12-18 months of original filing) which will require us to devote significant financial and management personnel resources in defending this action. An adverse outcome in Microsoft's lawsuit before the ITC could result in an injunction barring us from importing our DVRs into the United States. Currently, our DVRs are entirely manufactured outside of the United States. If we were to be barred by the ITC from importing our DVRs, our business would be immediately and materially adversely impacted.
 We are a party to patent infringement lawsuits involving Verizon, AT&T, Microsoft and Motorola. We are incurring material litigation expenses as a result, and an adverse outcome in any of these lawsuits could harm our business.
Our claims against AT&T and Verizon. On August 26, 2009, we filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). Our complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation moved to intervene in the action filed against AT&T Inc., arguing that Microsoft supplied to AT&T the infringing technology at issue in our lawsuit. We continue to incur material expenses in connection with these lawsuits, and in the event we were to lose, our business would be harmed.
Verizon's claims against us. On February 24, 2010, Verizon answered our August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents we asserted against Verizon in our August 26, 2009 complaint. Additionally, Verizon alleged infringement by us of U.S. Patents: 5,410,344 (“Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences”), 5,635,979 (“Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations”), 5,973,684 (“Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks”), 7,561,214 (“Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System”), and 6,367,078 (“Electronic Program-Guide System with Sideways-Surfing Capability”). On March 15, 2010, Verizon filed an amended answer further alleging infringement by us of U.S. Patent No. 6,381,748 (“Apparatus And Methods For Network Access Using A Set Top Box And Television”). Verizon seeks, among other things, damages and a permanent injunction. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement or to license technology from Verizon, and we could be subject to an injunction preventing us from infringing Verizon's technology or otherwise affecting our business, and in any such case, our business would be harmed.
Motorola's claims against us. On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against us in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents we asserted against Verizon in our August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”), 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”) and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. We expect to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Motorola, and we could be subject to an injunction preventing us from infringing Motorola's technology or otherwise affecting our business, and in any such case, our business would be harmed.
Microsoft's claims against us, in addition to its claims filed with the ITC. On January 19, 2010, Microsoft

Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging infringement of the following two patents: U.S. Patent Nos. 6,008,803 (“System for Displaying Programming Information”) and 6,055,314 (“System and Method for Secure Purchase and Delivery of Video Content Programs”). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement by us of the following additional five patents: U.S. Patent Nos. 5,654,748 (“Interactive Program Identification System”), 5,677,708 (“System for Displaying a List on a Display Screen”), 5,896,444 (“Method and Apparatus for Managing Communications Between a Client and a Server in a Network”), 6,725,281 (“Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model”), and 5,648,824 (“Video Control User Interface for Controlling Display of a Video”). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 (“Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data”). Microsoft seeks, among other things, damages and a permanent injunction. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Microsoft, and we could be subject to an injunction preventing us from infringing Microsoft's technology or otherwise affecting our business, and in any such case, our business would be harmed.
In addition, in connection with filing its complaint with the ITC described above, on January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the same four patents: U.S. Patent Nos. 5,585,838 (“Program Time Guide”), 5,731,844 (“Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording”), 6,028,604 (“User Friendly Remote System Interface Providing Previews of Applications”) and 5,758,258 (“Selective Delivery of Programming for Interactive Televideo System”).
AT&T's claims against us. On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (“AT&T”) filed a complaint against us in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 (“Apparatus and Method for Defining Rules for Personal Agents”), 5,922,045 (“Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs”), 6,118,976 (“Asymmetric Data Communications System”), and 6,983,478 (“Method and System for Tracking Network Use”). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo also filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T filed an Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its Answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T in this litigation: (i) on January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; (ii) on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; (iii) on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and (iv) on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the court granted our request to stay the lawsuit to reexamine AT&T's patents. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for past infringement or to license technology from AT&T, and we could be subject to an injunction preventing us from infringing AT&T's technology or otherwise affecting our business, and in any such case, our business would be harmed.
Intellectual property claims against us could be extremely costly, could result in the loss of significant rights, and could require us to alter our current product and business strategy and could force us to cease operating our business, in which case our business would be harmed.
In addition to the litigation discussed above, we are subject to, or otherwise engaged in, a significant number of pending intellectual property litigation proceedings. In addition, from time to time, we are sued in court or receive letters from third parties alleging that we are infringing on their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these lawsuits and letters. In addition, if any of these third parties or others were to be successful in suing us, our business could be harmed because intellectual property litigation may:
•be time-consuming and expensive;
•divert management's attention and resources away from our business;
•cause delays in product delivery and new service introduction;
•cause the cancellation of current or future products or services;
•require us to pay significant amounts in damages, royalties and/or licensing fees;
•incur material expenses as a result of our indemnification obligations; and
•result in an injunction that could force us to limit the functionality of our products and services, stop importing our products and services into certain markets, or cease operating our business altogether.
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
Under our agreements with many of our manufacturing and licensing partners, we may be required to indemnify them in the event that our technology infringes upon the intellectual property rights of third parties. Due to these indemnity obligations, we could be forced to incur material expenses if our manufacturing and licensing partners are sued. If they were to lose the lawsuit, our business could be harmed. In addition, because the products sold by our manufacturing and licensing partners often involve the use of other persons' technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the product in question, even if the claim does not pertain to our technology. For example, in EchoStar's lawsuit against us described above, EchoStar also has accused certain Humax products with the TiVo service as infringing. Under the terms of our agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, we are indemnifying Humax against any claims, damages, liabilities, costs, and expenses relating to claims that our technology infringes upon intellectual property rights owned by third parties.
We face risks in connection with our marketing and distribution agreements for the development and deployment of TiVo-branded DVRs and services to our marketing partners and distributors, particularly as our ability to perform and meet such contractual arrangements may be dependent on our ability to gain access to certain necessary third party technologies.
We face significant technological challenges in our development of the TiVo service for our marketing partners and distributors, including RCN, Suddenlink, Charter, Cox, Comcast, DIRECTV, Seven/HybridTV, Virgin, ONO and Canal Digital, among others, as well as our dependence on certain third party technology providers who we depend upon to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service providers. For example, we rely on access to and receipt of certain technologies from third parties to enable video on demand and other content and search features on our products. Additionally, we are engaged in active intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we are engaged in patent infringement litigation with both Microsoft and Motorola who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service provider, in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass-deployment and adoption of the TiVo-branded DVRs by the subscribers of our distribution customers and marketing partners. For example, following the expiration of our current statement of works with Comcast on December 31, 2010, we are currently in discussions with Comcast about further development as well as deployment opportunities. If we are unable to successfully develop these products in a timely and efficient manner, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner's customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded DVRs and services with these marketing partners and distributors, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.
Furthermore, Comcast and certain other partners have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what Comcast or such other partners receive under its agreement with us, then such partner may be entitled to receive the new more favorable terms. Additionally, Comcast and other partners have the right to terminate their agreements with us in the event we are subject to certain specified change of control transactions involving companies specified in their agreements. If any of these events occurred, including our inability to develop, license, and deploy in a timely, efficient, and on a full-scale basis, we would have difficulty generating revenues and new subscriptions under these agreements and our business would be harmed.
If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development, and engineering services, we could be subjected to unexpected delays in the expected deployment of the TiVo service and technology, increased costs, possible penalties and adverse accounting and contractual consequences, including termination of such distribution arrangements. In any such event, our business would be harmed.
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, DIRECTV, Virgin, Suddenlink, Canal-Digital, Ono, and Charter, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.
When we enter into deployment agreements with television service providers, we are typically required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different operating results, in addition to differences in timing and income statement classification of related expenses and revenues. An unfavorable change in estimates could result in a reduction of profit due to higher cost or the recording of a loss once such a loss becomes known to us that would be borne solely by us. We also recognize revenues for software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. If we are unable to properly measure and estimate our progress toward completion in such circumstances, we could incur unexpected additional costs, be required to recognize certain costs earlier than expected, or otherwise be required to delay recognition of revenues unexpectedly. A material inability to properly manage, estimate, and perform these development and engineering services for our television service provider customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

Many of our current deployment arrangements with television service providers require us to incur significant upfront development and engineering expenses for which we are in total or in part compensated through service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost and recognize them on a zero margin or straight-line basis after a launch of the solution. In situations where we are recovering upfront project-specific development costs, we would start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. As of the fiscal year ended January 31, 2011, we had approximately $15.9 million in such project-specific deferred costs and expect this amount to significantly increase in the fiscal year ending January 31, 2012. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. As a consequence, it may be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement. If we fail to properly estimate, manage and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
In the event of an early termination of these arrangements with our television service provider customers prior to deployment, we would be forced to recognize any deferred development costs which we have incurred but not recognized without corresponding revenues from development or subscription fees, in such an event we would be forced to incur unexpected losses. From time to time during development and integration for our television service provider customers, we or our customers may request to revise certain terms of our contracts or statements of work to modify such deliverables required or to otherwise address circumstances and technological requirements not anticipated by the parties when the contract or statement of work was originally agreed upon. For example, in December 2010, we modified the terms of our agreement with Seven Networks and Hybrid Television Services for Australia and New Zealand to make our arrangement non-exclusive such that we now have the ability to work with additional distribution partners in those territories. Additionally, from time to time, we have and may in the future experience delays in our development work with our television service provider customers like ONO, Canal Digital, and Charter, which may cause us to modify the terms of those arrangements in the future. If we were to fail in modifying the terms of these arrangements to the satisfaction of both parties and the arrangements were unexpectedly terminated early, we would have to recognize immediately any associated deferred costs that may no longer be deemed recoverable. In such an event that we would have to recognize early such deferred development and integration costs, we would be required to do so without any corresponding revenue in which case we would incur unexpected losses which would harm our business.
 Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights.
Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering much of the unique technology used to deliver the TiVo service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. For example, several of our European patents, including foreign counterparts of our Time Warp patent, are the subject of proceedings before the opposition division of the European Patent Office. Opposition proceedings may result changes to certain claims or revocation of a patent. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.
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
We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD based services on set-top boxes which stream content remotely) offered by telecommunications, cable and satellite operators and DVRs and other advanced television solutions (e.g. VOD based services on set-top boxes or other consumer electronic devices (TV, BluRay player, etc.) which stream content remotely) offered by consumer electronics and software companies. For more information on our competitors, see our discussion on competition in Item 1. “Business” in our annual report on Form 10-K incorporated by reference herein.
Licensing Competitors. Our revenues depend both upon our ability to successfully negotiate agreements with our consumer electronics and service provider customers and, in turn, upon our customers' successful commercialization of their underlying products. We face competition from companies such as Microsoft, NDS, DIRECTV, EchoStar, Pace, Motorola, Cisco, Arris, and Rovi, each of which have created competing digital video recording technologies. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs.
We face a number of competitive challenges in the sale and marketing of the TiVo service and products that enable the TiVo service.
Our success depends upon the successful retail marketing of the TiVo service and related DVRs, which began in the third quarter of calendar year 1999.
We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers on limited budgets may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, video game consoles, and other dedicated video streaming devices (such as Roku, AppleTV, and Boxee). The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, Video on Demand, and mail-order DVD services. Such competition may impair our business, financial condition and results of operations.
 Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities, and other strategic partners. Faced with this competition, we may be unable to effectively differentiate our DVRs and the TiVo service from other consumer electronics devices or entertainment services and our business, financial condition, and results of operations could be harmed.
Consumers may not be willing to pay for our products and services or we may be forced to discount our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we may need to lower the price of our DVR or service fees. For example, in November 2010, we commenced a promotional offer whereby we sold our DVR to consumers for $99 (which was $200 below its suggested retail price at the time) in exchange for higher monthly subscription fees. As a result, the profitability of such newly acquired customers is shifted outward as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, including at a financially attractive level, in such an event our business would be harmed.
Growth in our TiVo-Owned subscriptions and related revenues could be harmed by competitive offerings by our television distribution partners who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our television distribution partners, such as DIRECTV, RCN, Suddenlink, Comcast, Charter (in the future) and others, who may be able to offer TiVo-branded DVR and non-DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to sufficiently differentiate the TiVo service offered direct to consumers by TiVo from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service offered direct to consumers by us may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, the growth of our TiVo-Owned subscriptions could be reduced. If our TiVo-Owned subscriptions continue to decrease, our business will be harmed.
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
We also expect to compete with digital cable, satellite, and telecommunications services that provide consumers with DVR and VOD-based services via a network connection on an on-demand basis. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has deployed server-based DVR technology. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings or offer linear television programming in other VOD-based broadband delivered services, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services or equivalent VOD-based viewing services (such as the TV Everywhere service from Comcast) without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition and results of operations could be harmed.
We are currently only able to offer a high definition DVR that has access to digital cable signals. Only the cable industry in the United States is currently required to provide access to digital high definition television signals through CableCARD™ technology. Without separate agreements with satellite operators, such as our agreement with DIRECTV, or other telecommunication providers, who offer television service, such as AT&T, that would give us access to digital and high definition television, our ability to attract their subscribers to the TiVo service is limited and our business, financial condition and results of operations could be harmed.
It is expensive to establish a strong brand. We believe that establishing and strengthening the TiVo brand is critical to achieving widespread acceptance of our products and services and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the DVR market with competing products and services. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality services and customer support. These activities are expensive and we may not generate a corresponding increase in subscriptions or revenues to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract subscriptions and effectively compete in the DVR market.
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
Many consumers are not aware of the full range of benefits of our products and services. DVR products and services are a continually evolving consumer electronic category. Retailers, consumers, and potential partners may perceive little or no benefit from DVR products and services. Many consumers are not aware of its benefits, such as the ability to seamlessly integrate linear and broadband/VOD-based video, time-shifting of linear television, transfer of recorded programs to portable devices, access to web based and broadband delivered content not available through traditional cable and satellite operators, and therefore may not value the benefits of the TiVo service and products. We will need to continue to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.
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
We have previously launched access to the entertainment offerings of Amazon Video on Demand service, Netflix, Blockbuster On Demand, CinemaNow, and others for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offerings with Amazon Video On Demand, Netflix, Blockbuster On Demand, CinemaNow, and others involve no significant long-term commitments. We face competitive, technological, and business risks in our on-going provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including availability of premium content and speed and quality of the delivery, including the availability of high definition content in the future, of such content to TiVo DVRs. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Google and Vudu that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, Blockbuster, and our other partners, on our own, or an equivalent offering with another third-party, the attractiveness of the TiVo service to new subscribers could be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers could be harmed.
Our ability to retain our current customers may continue to decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.
We believe factors such as increased competition in the DVR marketplace, failure by us to continue to innovate and deliver new features on current deployed DVRs as well as deliver new DVR models in the future, changing television technologies such as the increasing penetration of high definition, the use of switched digital technology to deliver encrypted digital television signals, and the failure of cable operators in the future to transmit both an analog and digital transmission thus impacting our Series2 DVRs, increased price sensitivity in the consumer base, any deterioration in the quality of our service, and product lifetime subscriptions no longer using our service may cause our TiVo-Owned subscription monthly churn rate to increase. If we are unable to retain our subscriptions by limiting the factors that we believe increase subscription churn, our ability to grow our subscription base could suffer and our revenues could be harmed.
The product lifetime subscriptions to the TiVo service that we currently are obligated to service commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs and will negatively impact our TiVo-Owned Average Revenue per Subscription.
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 60 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (“ARPU”) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2011, we had approximately 310,000 product lifetime subscriptions that had exceeded the 60 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. This represents approximately 56% of our cumulative lifetime subscriptions as compared to 45% in fiscal year ended January 31, 2010. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
From time to time, we have agreed to share a substantial portion of the revenue we generate from subscription fees with some of our retail customers and, in the past, consumer electronics companies. We may be unable to generate enough revenue to cover these obligations.
In certain instances, we have agreed to share a substantial portion of our subscription and other fees with some of our retail customers and, in the past, certain consumer electronics manufacturing companies in exchange for manufacturing, distribution and/or marketing support, and/or discounts on key components for DVRs. In some cases, these agreements have required us to share substantial portions of the subscription and other fees attributable to the same subscription with multiple companies. These agreements also typically require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo service. If we decrease our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues is based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of our DVRs, and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations in which case our business would be harmed.
We face intense competition for advertising revenues.
DVR services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, internet, Video on Demand and other emerging advertising platforms for a share of advertisers' total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology's ability to fast-forward through commercials will reduce the effectiveness of general television advertising.
The nature of some of our business relationships may restrict our ability to operate freely in the future.
From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may in the future include equity investments by such parties in our Company or may include exclusivity provisions. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future.
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
We do have written supply agreements with several other sole suppliers for key components or services for our products such as Remote Solutions, Askey, and Flextronics.
Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., (“Tribune”), is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune originally became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. Tribune Media Services, along with their parent company, Tribune Co., filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left with only an unsecured claim in Tribune's bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. While we have access to alternative sources of guide data, there would be significant cost and delay involved in integrating such an alternative source of guide data. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
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
We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, (who is our sole brick and mortar nationwide consumer electronics retailer), and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.
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
 In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. For example, due to our transition to a high-definition product and the resulting reduction in sales of standard definition DVRs and the resulting changes in our sales forecast, in the fiscal year ended January 31, 2008, we recorded an inventory related charge of $6.4 million for excess raw materials, finished goods inventory, and non-cancelable purchase commitments. Subsequently, the actual sales of our standard definition DVRs exceeded our expectations and we utilized approximately $4.9 million, $1.5 million, and $660,000 of previously impaired inventory during the fiscal years ended January 31, 2009, 2010, and 2011, respectively. As of January 31, 2011 we have $365,000 of inventory reserves still remaining on the consolidated balance sheet. If we were to overestimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.
We face significant risks to our business when we engage in the outsourcing of engineering work which, if not properly managed, could result in the loss of valuable intellectual property and increased costs due to inefficient and poor work product, which could harm our business, including our financial results, reputation, and brand.
We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products, typically to save money and gain access to additional engineering resources. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, Taiwan, India, Ukraine, United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient engineering services and poor work product. As a result our business could be harmed, including our financial results, reputation, and brand.
Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers.
 Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location; however, in the event that location became unavailable, we do have a backup facility capable of delivering the TiVo service. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages will create a flood of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.
We have detected in the past and may continue to detect software and manufacturing errors in our products in the future. These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software or fixing defects in our products requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the DVRs and the TiVo service. In addition, defective products could cause a risk of injury that may subject us to litigation or cause us to have to undertake a product recall. For example, we previously became aware of occasions where a part came loose from the remote control device that comes with the DVRs that enable the TiVo service, including occurrences where a young child gagged on or ingested a part of the remote control device. While we are unaware of any injuries resulting from the use of our products, we may be subject to products liability litigation in the future. Additionally, if we are required to repair or replace any of our products, we could incur significant costs, which would have a negative impact on our financial condition and results of operations.
If we are unable to create or maintain multiple revenue streams, we may not be able to cover our expenses and this could cause our revenues to decrease and net losses to increase.
Our long-term success will depend on securing additional revenue from the following revenue generating areas:
•licensing;
•advertising;
•audience research measurement;
•revenues from programmers; and
•electronic commerce.
In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable, satellite, and telecommunications network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with, or to continue working with, these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners would seriously harm our ability to support new services and develop new revenue streams.
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
 We will need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCARDsTM, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCARDTM-related issues. Some customers require significant support when installing the DVR and required CableCARDsTM for our HD DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCARDTM installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of a CableCARDTM for TiVo customers may be performed by third-party cable operators and TiVo would then be dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and a CableCARDTM will damage our reputation in the DVR and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.
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
The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities Exchange Commission have focused on the integrity of financial reporting generally. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of revenue from our product lifetime subscriptions, our results of operations could be significantly impacted.
We face risks associated with various cable operators making their own transition to digital transmission of cable signals.
We face increased risks in addition to the 2009 digital transition as cable operators are currently only required to carry analog signals for customers through February 2012 where cable operators transmit in both analog and digital formats. Cable operators who transmit entirely in digital format to their customers and make set- top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition

Series2™ DVR is reduced to a single tuner experience when used exclusively with a cable set-top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although we do currently offer to our customers high definition digital video recorders, the TiVo Premiere box and the TiVo Premiere XL box, which are CableCARD™ capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers or which are otherwise for sale to customers are impacted, such an impact may cause such customers to cancel their subscriptions. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service, and in such an event our business would be harmed.
If there is increased use of switched digital video technologies to transmit television programs by cable operators (also known as switched digital) in the future, the desirability and competitiveness of our current products could be reduced in which case our business would be harmed.
We rely on conditional access security cards supplied by cable operators called CableCARDsTM for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDsTM to access digital cable, high definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are deploying switched digital video technologies to transmit television programs in an on demand fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators are deploying a solution to enable our customers to receive channels delivered with switched technologies (known as the “Tuning Adapter”), if this technology is not successful or is not adopted by our customers (due to cost, complexity, or functionality), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.
We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our reputation, brand, and have a negative impact on revenues.
We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Mexico, Canada, Australia, and New Zealand. However, we have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed. We have and expect to continue to partner with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.
Entertainment companies and other content owners may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.
Although we have not been the subject of such actions to date, a past competitor's DVRs were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor's DVRs violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a PC and/or portable media devices via TiVoToGo transfers. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.
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
Our TiVo software includes parts of the Linux kernel and the GNU/Linux operating system. The Linux kernel and the GNU/Linux operating system have been developed and licensed under the GNU General Public License, version 2 and similar open-source licenses. The software we have licensed under these open-source licenses is provided without warranties or indemnities from the licensor. Uncertainty concerning potential allegations by third parties that their intellectual property rights are violated by TiVo's use of such open-source software, regardless of their merit, could adversely affect our manufacturing relationships and other customer and supplier relationships. If any claims of intellectual property infringement are brought against TiVo based on our use of open-source software, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions, or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which would adversely affect our business. The GNU General Public License and certain other open-source licenses require that licensees, including TiVo, make the source code of any “derivative works” of the software licensed under the open-source license available in source code form. Given the ambiguous drafting in many of these open-source licenses regarding the definition of “derivative work,” it is possible that third parties may claim that our proprietary TiVo software, or a portion thereof, that runs on a GNU/Linux-based operating system is a “derivative work” of the open-source software and should be made available in source code form to all of our customers. This would reduce the value of our proprietary software and would negatively affect our business. Finally, there is very little case law interpreting open-source licenses. Any ruling by a court that these licenses are not enforceable, or that GNU/Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our TiVo software and would adversely affect our business.
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
DVRs could be the subject of future regulation relating to copyright law or evolving industry standards and practices that could adversely impact our business.
 In the future, copyright statutes or case law could be changed to adversely impact our business by restricting the ability of consumers to temporally or spatially shift copyrighted materials for their own personal use. Our business could be harmed as a result. In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the DVR industry. These organizations or individual media companies may attempt to require companies in the digital video recorder industry to obtain copyright or other licenses. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs, and adversely affect our business.
 Legislation, laws or regulations that govern the consumer electronics and television industry, the delivery of programming, access to television signals, and the collection of viewing information from subscriptions could expose us to legal action if we fail to comply and could adversely impact and/or could require us to change our business.
The delivery of television programming, access to television signals by consumer electronics devices, and the collection of viewing information from subscriptions via the TiVo service and a DVR represent a relatively new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, contraction, enforcement or interpretation of existing laws or regulations could expose us to additional costs and expenses and could adversely impact or require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded to apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain consumer electronics devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of local, state, federal, and international legislation and regulation of our business and in presenting TiVo's positions on proposed laws and regulations.
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
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002 impose complex and continually changing regulatory requirements on our operations and reporting. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. These requirements have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our Board of Directors and/or qualified executive officers. Such developments could harm our results of operations and divert management's attention from business operations.
If there is an adverse outcome in the class action litigation that has been filed against us, our business may be harmed.
We are named as defendants in a consolidated securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. This class action was brought on behalf of a purported class of purchasers of our common stock from October 31, 1999, the time of its initial public offering, through December 6, 2000. The central allegation in this action is that the underwriters in the initial public offering solicited and received undisclosed commissions from, and entered into undisclosed arrangements with certain investors who purchased TiVo common stock in the initial public offering and the after-market. The complaint also alleges that the TiVo defendants violated the federal securities laws by failing to disclose in the initial public offering prospectus that the underwriters had engaged in these alleged undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. We intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed. For more information on this litigation please see our discussion under Item 3. “Legal Proceedings” in our annual report on Form 10-K incorporated by reference herein.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. For instance, recognizing the significant increase in our investments of cash as a result of our on-going patent litigation, we have instituted controls to monitor compliance with the Investment Company Act of 1940 (“the 1940 Act”). If we fail to maintain compliance with the 1940 Act in the future, such noncompliance could have significant adverse impact on our business. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
We advertise, market, and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.
We engage in various advertising, marketing, and other promotional activities, such as offering gift subscriptions to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service are required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee equal to the number of months left unpaid on their commitment if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business could be harmed.
We and the third-party vendors we work with will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so by us or our third-party vendors will adversely affect our business.
As a merchant who processes credit card payments from its customers, we are required to comply with the payment card industry requirements imposed on us for the protection and security of our customers' credit card information. If we are unable to successfully remain compliant with the payment card industry requirements imposed on us as a credit card merchant, our business could be harmed because we could be prevented in the future from transacting customer subscription payments by means of a credit card.
We need to safeguard the security and privacy of our subscribers' confidential data and remain in compliance with laws that govern such data, and any inability to do so may harm our reputation and brand and expose us to legal action.
The DVR collects and stores viewer preferences and other data that many of our customers consider confidential. Any compromise or breach of the encryption and other security measures that we use to protect this data could harm our reputation and expose us to potential liability. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could compromise or breach the systems we use to protect our subscribers' confidential information. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches. Additionally, the laws governing such data are constantly changing and evolving and we must comply with these laws or our business, including our reputation, brand and financial results will be harmed.
Uncertainty in the marketplace regarding the use of data from subscriptions could reduce demand for the TiVo service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo service and the DVR. Currently, we gather anonymous information about our customers' viewing choices while using the TiVo service, unless a customer affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual customer. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services. Changes in our privacy policy could reduce demand for the TiVo service, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our reputation and business.
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
 On January 9, 2001, our Board of Directors adopted a Rights Agreement. Our Rights Agreement was last amended on December 16, 2010. Each share of our common stock has attached to it a right to purchase one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $60 per one one-hundredth of a preferred share. Subject to limited exceptions, the rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock, and thereby becomes an “acquiring person,” or announces commencement of a tender offer or exchange offer, the consummation of which would result in the ownership by the person or group of 15% or more of our common stock. In the event that a person becomes an “acquiring person” or if we are the surviving corporation in a merger with an “acquiring person” and the shares of our common stock were not changed or exchanged, the rights will thereafter become exercisable for a number of shares of our common stock equal to two times the then current purchase price of the right. On January 26, 2010, we provided a limited exemption from the Rights Plan's definition of Acquiring Person for BlackRock Inc. and its affiliates and associates to acquire up to 16.99% of our common stock. This limited exemption for BlackRock to the definition of Acquiring Person shall continue, unless otherwise amended by our Board, until the earliest of (a) such time as BlackRock ceases to beneficially own 10% or more of our common stock, (b) BlackRock Inc. or any parent entity is subject to a change of control or (c) BlackRock reports or is required to report on Schedule 13D (or any successor or comparable report) its beneficial ownership of our common stock. The rights are not exercisable as of the date of this filing. We will be entitled to redeem the rights at $0.01 per right at any time prior to the time that a person or group becomes an acquiring person.
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
Factors that may affect our annual operating results include:
•demand for TiVo-enabled DVRs and the TiVo service;
•the timing and introduction of new services and features on the TiVo service;
•seasonality and other consumer and advertising trends;
•changes in revenue sharing arrangements with our strategic relationships;
•entering into new or terminating existing strategic partnerships;
•timing of the roll-out of the TiVo service and delivery of customized set-top boxes to our strategic partners;
•changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;
•timing of revenue recognition under our agreements;
•loss of subscriptions to the TiVo service;
•recruiting and retention of key personnel; and
•general economic conditions.
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
As of January 31, 2011, options to purchase a total of 12,667,784 shares and 4,649,998 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 5,239,335 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.
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
As of January 31, 2011, our long-term investments included approximately $3.0 million of investment-grade auction rate securities issued by education finance companies, on which we have recorded unrealized losses of approximately $510,000 as of January 31, 2011. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented us from liquidating our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the financial health of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
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
Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2017, and is comprised of two buildings totaling 127,124 square feet of office space. We have acquired an additional 37,145 square feet of office space as part of another building under a lease that expires on January 31, 2017.  Additionally we have 11,985 square feet of space as part of another building under a lease that expires on March 31, 2012 and an additional 1,000 square feet of space under a lease that expires on August 31, 2011 for a total of 177,254 square feet of office space. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with these lawsuits and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. As of January 31, 2011, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
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
On June 4, 2010, the United States Patent and Trademark Office (the "USPTO") issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of U.S. Patent No. 6,233,389 as obvious in light of two references previously considered by the USPTO in the first reexamination. On October 6, 2010, the Company was notified by the USPTO that the USPTO had issued a final notice in its second reexamination of U.S. Patent No. 6,233,389, re-confirming the validity of all the patent's claims at issue. As of February 9, 2011, the USPTO's Patent Application Information Retrieval ("PAIR") system indicates that the reexamination certificate confirming the validity of U.S. Patent No. 6,233,389 has issued from the USPTO. TiVo is awaiting receipt of that reexamination certificate at this time.
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
On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 ("Interruption Tolerant Video Program Viewing"), 6,529,685 B2 ("Multimedia Direct Access Storage Device and Formatting Method"), 6,208,804 B1 ("Multimedia Direct Access Storage Device and Formatting Method") and 6,173,112 B1 ("Method and System for Recording In-Progress Broadcast Programs"). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company's agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company's technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax's agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar's claim of infringement against TiVo and Humax relating to patent 112 ("Method and System for Recording In-Progress Broadcast Programs") and claims 21-30 and 32 relating to patent '186 ("Interruption Tolerant Video Program Viewing"). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo's request for reexamination of the '186, '685, and '804 patents. On November 19, 2010, EchoStar filed a motion to lift the stay. On February 8, 2011, the magistrate judge for the U.S. District Court for the Eastern District of Texas ordered that the stay be lifted. In requesting that the district court lift the stay, EchoStar represented to the district court that it will not proceed on the remaining claims of the '685 patent, that it will dismiss the '186 patent from the case, grant TiVo a covenant not to sue under the '186 patent, and proceed only on the '804 patent. On March 2, 2011, the district court set a trial date for June 5, 2012. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
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
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"), 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"), 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"), 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"), 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its Answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has set a target date for completing the investigation of July 2, 2012. As a result of Microsoft's ITC lawsuit, we expect to incur material expenses this year defending Microsoft's lawsuit filed with the ITC and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the Commission: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Company intends to defend this action and the action before the Commission vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T") filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"), 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"), 6,118,976 ("Asymmetric Data Communications System"), and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T filed an

Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its Answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T in this litigation: on January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the court granted our request to stay the lawsuit to reexamine AT&T's patents. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against us in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents we asserted against Verizon in our August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”), 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”) and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. We expect to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Motorola, and we could be subject to an injunction preventing us from infringing Motorola's technology or otherwise affecting our business, and in any such case, our business would be harmed. No loss is considered probable or estimable at this time.
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
On November 9, 2010, Olympic Developments AG, LLC (“Olympic”) sued TiVo and 10 other companies alleging infringement of U.S. Patent Nos. 5,475,585 (“Transactional Processing System”) and 6,246,400 (“Device for controlling Remote Interactive Receiver”). On November 18, 2010, Olympic filed its First Amended Complaint for Patent Infringement, adding DirecTV, Inc. as a defendant. The complaint alleges that Olympic is the exclusive licensee with respect to the Defendants of the patents allegedly infringed. The complaint alleges that TiVo has infringed, “requires and/or directs” users to infringe, and has contributed to the infringement of one of more of the claims of the '400 patent. The '400 patent has expired. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On November 10, 2010, Guardian Media Technologies sued TiVo and 35 other companies alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the '158 patent and '160 patent by making, having made, installing, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The complaint alleges that TiVo's infringement was willful. The Company intends to defend itself vigorously in this matter. Guardian had previously sued TiVo and more than 30 other companies on the same patents in late 2008 in the U.S. District Court for the Central District of California. In June 2009, the California court dismissed Guardian's complaint against TiVo and other defendants. Guardian subsequently re-filed its complaint against TiVo in California, but then Guardian voluntarily dismissed the California complaint in late 2009. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.
On December 20, 2010, Multimedia Patent Trust (“MPT”) sued TiVo and 6 other companies alleging infringement of U.S. Patent Nos. 4,958,226 (“Conditional Motion Compensated Interpolation of Digital Motion Video”); 5,136,377 (“Adaptive Non-Linear Quantizer”); 5,500,678 (“Optimized Scanning of Transform Coefficients in Video Coding”) and 5,227,878 (“Adaptive Coding and Decoding of Frames and Fields of Video”). On March 2, 2011, TiVo entered into a patent license agreement with MPT settling the pending litigation.
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
On October 3, 2007, Vanessa Simmonds filed a complaint against the Company's former lead underwriters

Credit Suisse Group and Bank of America ("Lead Underwriters"), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company's initial public offering and associated transactions in the Company's stock in the six month period following the Company's initial public offering by the Company's Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint is directed solely at the initial public offering underwriters, not at the Company, and does not seek any damages or recovery from the Company. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint and continues to name the Company only as a nominal defendant, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stephens, Inc. as defendants. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the "Moving Issuers"), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Moving Issuers' Joint Motion to Dismiss and the Underwriters' Omnibus Motion to Dismiss. The Court held that the plaintiff's demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers' Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters' Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court's dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court's order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The hearing on plaintiff's appeal and the underwriter defendants' cross appeal was held before the Ninth Circuit Court of Appeals on October 5, 2010.
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
On December 16, 2010, plaintiff filed a petition with the Ninth Circuit Court of Appeals for rehearing en banc of the Court's December 2, 2010 ruling, and the underwriter defendants filed a petition for panel rehearing or rehearing en banc. On January 18, 2011, the Ninth Circuit Court of Appeals issued an Order and Amended Opinion, in which the Court denied the petitions for rehearing. Subsequently, plaintiff and the underwriter defendants respectively filed motions with the Ninth Circuit Court of Appeals for a stay of the mandate, pending the filing of a petition for writ of certiorari in the United States Supreme Court. The Ninth Circuit Court of Appeals granted these motions by orders dated January 25 and January 26, 2011, and stayed the mandate for ninety days, pending the filing by plaintiff and the underwriter defendants of their respective petitions for writ of certiorari in the United States Supreme Court. The appeal and cross appeal may be subject to further proceedings, including a petition for writ of certiorari in the United States Supreme Court, and related proceedings. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.

ITEM 4.	REMOVED AND RESERVED
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Fiscal Year 2011	High	Low
Fourth Quarter ended January 31, 2011	$11.53	$8.10
Third Quarter ended October 31, 2010	$11.50	$7.80
Second Quarter ended July 31, 2010	$18.23	$6.92
First Quarter ended April 30, 2010	$18.93	$8.56
Fiscal Year 2010	High	Low
Fourth Quarter ended January 31, 2010	$11.30	$8.97
Third Quarter ended October 31, 2009	$12.78	$9.40
Second Quarter ended July 31, 2009	$11.62	$6.41
First Quarter ended April 30, 2009	$7.85	$6.06

Holders of Record
As of February 28, 2011, we had 1,116 stockholders of record and the closing price of our common stock was $10.28 per share.
Dividend Policy
We paid no cash dividends during the fiscal year ended January 31, 2011 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.
Equity Compensation Plan Information
Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2011.
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities
We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our 1999 Employee Incentive Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
February 1 through February 28, 2010	216,935	$9.90	—	$—
March 1 through March 31, 2010	100,825	$16.33	—	$—
June 1 through June 30, 2010	217	$7.22	—	$—
August 1 through August 31, 2010	7,336	$8.68	—	$—
November 1 through November 30, 2010	33,207	$8.75	—	$—
December 1 through December 31, 2010	22,076	$8.44	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2006, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TiVo, Inc., the NASDAQ Composite Index
and the RDG Technology Composite Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/06
1/07
1/08
1/09
1/10
1/11
TiVo, Inc.
NASDAQ Composite
RDG Technology Composite

	January 31,
	2006	2007	2008	2009	2010	2011
TiVo Inc.	100.00	97.10	159.17	130.49	163.70	175.50
NASDAQ Composite	100.00	109.00	107.45	66.46	97.13	123.13
RDG Technology Composite	100.00	106.16	104.39	65.63	100.64	123.59

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended January 31, 2011, 2010, 2009, 2008, and 2007, respectively, have been derived from our consolidated financial statements included in Item 8. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
The data set forth below (in thousands, except per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2011	2010 (1)	2009 (1)	2008	2007
	(in thousands, except per share data and share amounts)
Consolidated Statement of Operations Data:
Revenues
Service revenues	$140,649	$159,772	$188,408	$211,496	$198,924
Technology revenues	27,341	29,907	20,126	19,382	18,409
Hardware revenues	51,618	48,787	41,652	41,798	41,588
Net revenues	219,608	238,466	250,186	272,676	258,921
Cost and Expenses
Cost of service revenues	40,515	40,878	44,603	42,976	43,328
Cost of technology revenues	18,813	20,703	12,300	17,367	16,849
Cost of hardware revenues	69,033	65,909	57,742	92,052	112,505
Research and development	81,604	63,039	62,083	58,780	50,728
Sales and marketing	27,587	23,270	24,944	23,987	22,520
Sales and marketing, subscription acquisition costs	8,169	5,048	6,038	31,050	20,767
General and administrative	59,487	44,801	42,931	42,954	45,824
Litigation Proceeds	—	—	(87,811)	—	—
Income(loss) from operations	(85,600)	(25,182)	87,356	(36,490)	(53,600)
Interest income	1,397	1,039	18,636	5,031	4,767
Interest expense and other	(145)	83	(553)	(102)	(173)
Income(loss) before income taxes	(84,348)	(24,060)	105,439	(31,561)	(49,006)
Benefit from (provision for) income taxes	(164)	1,024	(1,328)	(30)	(52)
Net income(loss)	$(84,512)	$(23,036)	$104,111	$(31,591)	$(49,058)
Net income(loss) per share
Basic	$(0.74)	$(0.22)	$1.04	$(0.32)	$(0.55)
Diluted	$(0.74)	$(0.22)	$1.01	$(0.32)	$(0.55)
Weighted average shares used to calculate basic net income(loss) per share	113,490,177	106,182,488	100,389,980	97,510,576	89,864,237
Weighted average shares used to calculate diluted net income(loss) per share	113,490,177	106,182,488	102,595,607	97,510,576	89,864,237
(1)Certain amounts related to the fiscal years ended January 31, 2010 and 2009 were adjusted for an immaterial revision further described in Item 8. Note 2. "Summary of Significant Accounting Policies".

	As of January 31,
	2011	2010 (1)	2009 (1)	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,221	$70,891	$162,337	$78,812	$89,079
Short-term investments	138,216	173,691	44,991	20,294	39,686
Total assets	285,818	310,812	266,147	167,049	211,950
Long-term portion of deferred revenues	34,857	28,990	28,557	38,128	54,851
Total stockholders' equity	168,756	197,141	155,007	16,120	14,644

(1)Certain amounts related to January 31, 2010 and 2009 were adjusted for an immaterial revision further described in Item 8. Note 2. "Summary of Significant Accounting Policies".
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2011. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010 (1) (5)	Oct 31, 2009 (2) (5)	Jul 31, 2009 (3) (5)	Apr 30, 2009 (4) (5)
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$34,453	$34,298	$35,654	$36,244	$38,442	$37,701	$41,500	$42,129
Technology revenues	6,929	7,024	6,415	6,973	6,821	9,351	7,349	6,386
Hardware revenues	14,436	9,532	9,481	18,169	23,389	10,030	8,762	6,606
Net revenues	55,818	50,854	51,550	61,386	68,652	57,082	57,611	55,121
Cost of revenues
Cost of service revenues	10,347	9,878	9,887	10,403	10,876	10,021	9,831	10,150
Cost of technology revenues	5,409	4,172	4,211	5,021	4,434	5,924	5,862	4,483
Cost of hardware revenues	24,702	13,566	11,546	19,219	27,962	14,436	12,935	10,576
Total cost of revenues	40,458	27,616	25,644	34,643	43,272	30,381	28,628	25,209
Gross margin	15,360	23,238	25,906	26,743	25,380	26,701	28,983	29,912
Operating expenses
Research and development	23,204	20,446	19,326	18,628	18,245	15,370	14,358	15,066
Sales and marketing	7,048	6,157	6,622	7,760	6,385	5,727	5,463	5,695
Sales and marketing, subscription acquisition costs	2,214	1,398	1,366	3,191	2,022	1,206	838	982
General and administrative	17,525	16,162	14,103	11,697	10,167	11,165	11,227	12,242
Loss from operations	(34,631)	(20,925)	(15,511)	(14,533)	(11,439)	(6,767)	(2,903)	(4,073)
Interest income	299	348	381	369	426	287	136	190
Interest expense and other	2	—	(145)	(2)	(4)	9	78	—
Loss before income taxes	(34,330)	(20,577)	(15,275)	(14,166)	(11,017)	(6,471)	(2,689)	(3,883)
Benefit from (provision for) income taxes	(58)	(43)	(29)	(34)	1,035	24	(19)	(16)
Net loss	$(34,388)	$(20,620)	$(15,304)	$(14,200)	$(9,982)	$(6,447)	$(2,708)	$(3,899)
Net loss per common share-basic and diluted	$(0.30)	$(0.18)	$(0.13)	$(0.13)	$(0.09)	$(0.06)	$(0.03)	$(0.04)
Weighted average common shares used to calculate basic and diluted net loss per share	114,443,996	114,179,608	113,814,828	111,490,152	108,712,620	107,822,339	105,840,076	102,278,944

(1)	The fourth quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $373,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(2)	The third quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $839,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(3)	The second quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $29,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(4)	The first quarter of fiscal year ended January 31, 2010 results of operations includes a benefit of $259,000 in cost of hardware revenues resulting from the sale of previously impaired inventory.

(5)
Certain amounts related to the quarters ended January 31, 2010, October 31, 2009, July 31, 2009, and April 30, 2009 were adjusted for an immaterial revision further described in Item 8. Note 2. "Summary of Significant Accounting Policieis".

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
Company Overview
We are a leading provider of technology and services for advanced television solutions, including digital video recorders and in the future non-DVR set-top boxes and connected televisions. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, the ability to transfer content from our DVR to other consumer electronics devices, access to broadband video content (including premium content delivered from Amazon's Video On Demand service, Netflix, and Blockbuster), TiVo KidZone, and TiVo Online/Mobile Scheduling and an iPad application. As of January 31, 2011, there were approximately 2.0 million subscriptions to the TiVo service. We distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com and, in the future, Cox will market and provide free installation services for TiVo Premiere customers in select regions who also subscribe to Cox's television service. Additionally, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, Comcast, RCN, Cablevision Mexico, Virgin Media (U.K.), and Suddenlink (U.S.), and in the future ONO (Spain) and Canal Digital (Scandinavia), as well as broadcasters such as Seven/Hybrid TV (Australia) and Television New Zealand (TVNZ) (New Zealand). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and are in the process of developing a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets.
Executive Overview
Fiscal year 2012
In the fiscal year ending January 31, 2012, we will continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for those distribution agreements. Additionally, we have been and will continue to actively protect our intellectual property. In our efforts to accomplish these strategies, we expect to continue to have a net loss for the fiscal year ending January 31, 2012 as we focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and globally. However, we likely will experience further net losses in our overall subscription base in fiscal 2012. This decrease is due to continued competition and our efforts to efficiently manage the amount of retail marketing dollars we are devoting to acquisition activities. This is resulting in TiVo-Owned subscription cancellations exceeding our TiVo-Owned gross subscription additions. Additionally, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions until the future launch or broad deployment of our distribution deals such as DIRECTV, Virgin, ONO, Canal Digital, and Charter, which are still in development and/or the early phases of deployment.
•As a result of the continuation of some of our holiday pricing options (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees), we expect to have near-term decreases in TiVo Hardware revenue leading to near term increases in total acquisition costs, subscription acquisition costs, and total net loss. However, we expect that this lower hardware pricing will have a positive impact on our TiVo-Owned ARPU and Service revenues over time leading to a positive impact to our financial results in the future as we start realizing higher monthly subscription fees.
•We believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we plan to increase our research and development spending from the prior year by an additional $25 million to $30 million in our current fiscal year to engage in these new technological and product developments such as but not limited to development to integrate the TiVo service onto non-DVR set-top boxes and connected televisions.
•In fiscal year ending January 31, 2012, we will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect our litigation expenses for our ongoing patent infringement lawsuits, which include our ongoing litigation with Dish (EchoStar) as well as our lawsuits involving AT&T, Verizon, and Microsoft, to increase significantly from our most recent fiscal year ended January 31, 2011.
•In fiscal year ending January 31, 2012, we expect to continue development efforts under our MSO deployment agreements. To the extent that the upfront development effort is not paid for through development fees, but is recoverable through future service fees from the MSOs, the cost of the development is deferred and expensed in our Statement of Operations later when the related revenues are recognized. However, we incur cash expenses associated with the development effort resulting in potentially higher cash usage.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (United Kingdom), RCN, Suddenlink, and Comcast and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2011	2010	2009
TiVo-Owned Subscription Gross Additions:	160	148	187
Subscription Net Additions/(Losses):
TiVo-Owned	(199)	(189)	(91)
MSOs/Broadcasters	(357)	(541)	(520)
Total Subscription Net Additions/(Losses)	(556)	(730)	(611)
Cumulative Subscriptions:
TiVo-Owned	1,266	1,465	1,654
MSOs/Broadcasters	783	1,140	1,681
Total Cumulative Subscriptions	2,049	2,605	3,335
Fully Amortized Active Lifetime Subscriptions	310	279	225
% of TiVo-Owned Cumulative	56%	58%	59%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. We amortize all product lifetime subscriptions over a 60 month period. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs/Broadcasters pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs/Broadcasters. Our MSOs/Broadcasters subscription data is based in part on reporting from our third party MSOs/Broadcasters partners.
TiVo-Owned subscriptions declined by 199,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.3 million subscriptions as of January 31, 2011 as compared to January 31, 2010. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2012.
MSOs/Broadcasters installed subscription base decreased by 357,000 subscriptions to 783,000 subscriptions as of January 31, 2011 as compared to January 31, 2010. The decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform for deployment by DIRECTV in the future. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Charter, and others occur and Virgin and Comcast move into additional markets.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(359)	(337)	(278)
Average TiVo-Owned subscriptions	1,367	1,577	1,695
Annual Churn Rate	(26)%	(21)%	(16)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(2.2)%	(1.8)%	(1.4)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (2.2)% for the fiscal year ended January 31, 2011, as compared to (1.8)% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further on a percentage basis in the fiscal year ending January 31, 2012 as compared to the fiscal year ended January 31, 2011 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set-top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.
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

	Fiscal Year Ended January 31,
	2011	2010	2009
	(In thousand, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$8,169	$5,048	$6,038
Hardware revenues	(51,618)	(48,787)	(41,652)
Less: MSOs/Broadcasters-related hardware revenues	14,885	14,497	9,333
Cost of hardware revenues	69,033	65,909	57,742
Less: MSOs/Broadcasters-related cost of hardware revenues	(11,296)	(13,706)	(8,590)
Total Acquisition Costs	29,173	22,961	22,871
TiVo-Owned Subscription Gross Additions	160	148	187
Subscription Acquisition Costs (SAC)	$182	$155	$122

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
During the twelve months ended January 31, 2011 our total acquisition costs were $29.2 million, an increase of $6.2 million compared to $23.0 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $3.1 million, as compared to the same prior year period. Additionally, TiVo's hardware gross margin losses increased by $3.1 million as compared to the same prior year period. The increase in SAC of $27, for the twelve months ended January 31, 2011 as compared to the same prior year period, was a result of the increase in total acquisition costs, partially offset by increased subscription gross additions during the twelve month period as compared to the same prior year period.
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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2011	2010	2009
	(In thousands, except ARPU)
Total Service revenues	$140,649	$159,772	$188,408
Less: MSOs/Broadcasters’-related service revenues	(15,540)	(14,932)	(22,412)
TiVo-Owned-related service revenues	125,109	144,840	165,996
Average TiVo-Owned revenues per month	10,426	12,070	13,833
Average TiVo-Owned per month subscriptions	1,367	1,577	1,695
TiVo-Owned ARPU per month	$7.63	$7.65	$8.16
The decrease in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2011 was largely due to a higher number of product lifetime subscriptions that are fully amortized, as compared to the same prior year period.
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

	Fiscal Year Ended January 31,
MSOs/Broadcasters’ Average Revenue per Subscription	2011	2010	2009
	(In thousands, except ARPU)
Total Service revenues	$140,649	$159,772	$188,408
Less: TiVo-Owned-related service revenues	(125,109)	(144,840)	(165,996)
MSOs/Broadcasters’-related service revenues	15,540	14,932	22,412
Average MSOs/Broadcasters’ revenues per month	1,295	1,244	1,868
Average MSOs/Broadcasters’ per month subscriptions	1,017	1,422	1,939
MSOs/Broadcasters’ ARPU per month	$1.27	$0.88	$0.96
The MSOs/Broadcasters’ related service revenues for the fiscal year ended January 31, 2011 increased $0.39 per subscription to $1.27 per subscription, as compared $0.88 for the same prior year period. This fluctuation in average revenue per subscription is largely related to a one time reduction in service revenues associated with a reporting error on the part of DIRECTV, during the quarter ended October 31, 2009. DIRECTV over-reported TiVo subscriptions to us for approximately 18 months. In accordance with TiVo’s accounting policies, TiVo recorded a one-time reduction of $1.8 million in MSO Service Revenues, (predominately from prior quarters), using updated reports provided by DIRECTV. Without this reduction in service revenues, and the corresponding decrease in Average MSOs/Broadcaster per month subscriptions the MSOs/Broadcasters ARPU per month would have been comparable to the prior fiscal year. The additional increase in MSOs/Broadcasters’ ARPU in the fiscal year ended January 31, 2011 is related primarily to DIRECTV’s fixed minimum commitment being spread over a declining subscription base.
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
Recognition Period for Product Lifetime Subscriptions Revenues. From time-to-time TiVo has offered for general sale a product lifetime subscription option for the life of the DVR for a one-time, prepaid payment. During the first quarter of fiscal year ended January 31, 2007, we discontinued general sale of the product lifetime service option. During the fourth quarter ended January 31, 2008 we began offering product lifetime service subscriptions only to existing customers. During the quarter ended April 30, 2008, we began offering product lifetime service subscriptions to all customers. We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2007, we extended the period we use to recognize product lifetime subscription revenues from 48 months to 54 months for product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $2.5 million for the quarter and fiscal year ended January 31, 2008. During the quarter ended January 31, 2009, we extended the period used to recognize product lifetime subscription revenues for the product lifetime subscriptions acquired on or before October 31, 2007 from 54 months to 60 months, resulting in a reduction of service revenue of $1.7 million. Additionally, in the quarter ended January 31, 2008, we increased the amortization period to 60 months for new product lifetime subscriptions acquired on or after November 1, 2007. The new estimates of expected lives are dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2011, 310,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 56% of our cumulative lifetime subscriptions as compared to 45% for the fiscal year ended January 31, 2010. During fiscal year ended January 31, 2011 we made no changes to the amortization period of a product lifetime subscription. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates. We enter into deployment agreements with MSOs, which usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of TiVo solution, and maintenance and support. In general, these contracts are long-term and complex. If we are required to incur development cost for which we are in total or in part compensated through service fees received after a solution launch and we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project.
We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method.
We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, projecting cost to complete, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions under the heading “Risk Factors - Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.”
For the fiscal year ended January 31, 2011, the majority of our technology revenues were related to Comcast, DIRECTV, and Virgin Media (United Kingdom).
Valuation of Inventory. We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted. For example, in the quarter ended July 31, 2007, we anticipated demand would be lower than the previously expected sales of standard definition DVRs and this change in our sales forecast resulted in an impairment of $7.5 million in raw materials and finished goods inventory and we reserved an additional $3.7 million for excess non-cancelable purchase commitments. In the subsequent six months ended January 31, 2008, we consumed $4.8 million of this previously impaired inventory. In the fiscal years ended January 31, 2009, 2010, and 2011 we consumed $4.9 million, $1.5 million, and $660,000 of such previously impaired inventory, due to better than expected sales of our standard definition DVR. As of January 31, 2011, we maintained a $365,000 inventory reserve as a result of inventory impairment charges.
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
The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of U.S. Treasury yield curve on investments with lives approximating the term during the fiscal quarter an option is granted. The majority of our share-based awards granted in fiscal year 2011 have been in restricted stock awards, whose valuation does not require input of these highly subjective assumptions, including expected stock price volatility and the estimated life of each award and interest rates and thus the valuation is less judgmental.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on our consolidated financial statements. We do not expect a material impact on our consolidated financial statements when we adopt the guidance for level 3 activity. See Note 4, "Fair Value" for additional information on the fair value of financial instruments.
In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal year 2012. The Company does not expect a significant impact from the adoption of these new accounting standards.
Results of Operations
Net Revenues.
Our net revenues for the fiscal years ended January 31, 2011, 2010, and 2009 as a percentage of total net revenues were as follows:

	Twelve Months Ended January 31,
	2011		2010		2009
	(In thousands, except percentages)
Service revenues	$140,649	64%	$159,772	67%	$188,408	75%
Technology revenues	$27,341	12%	$29,907	13%	$20,126	8%
Hardware are revenues	$51,618	24%	$48,787	20%	$41,652	17%
Net revenues	$219,608	100%	$238,466	100%	$250,186	100%
Change from same prior year period	(8)%		(5)%		(8)%
 Service Revenues. The decrease in TiVo-Owned Service revenues of $19.7 million in the fiscal year ended January 31, 2011 as compared to the same prior year period was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. The decrease in TiVo-Owned Service revenues was slightly offset by an increase in MSOs/Broadcaster service revenues of $608,000 million primarily due to DIRECTV monthly minimum payments. We continue to experience cancellations of our existing DIRECTV subscription base primarily due to fact that DIRECTV will not offer new TiVo service subscriptions to its customers until launch of the new High Definition platform and DIRECTV is supporting a competing DVR offering.
The decrease in TiVo-Owned Service revenues of $21.2 million in the fiscal year ended January 31, 2010 from fiscal year 2009 was due to a lower cumulative subscription base and due to the increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. This decline in the fiscal year ended January 31, 2010 includes $1.7 million revenue reduction due to extension of the period we use to recognize product lifetime subscriptions from 54 to 60 months, as described in our Critical Accounting Estimates under “Recognition Period for Product Lifetime Subscriptions Revenues”. We also experienced a decrease in MSOs/Broadcaster service revenues of $7.5 million. Additionally, the decline in MSOs/Broadcaster service revenues included a one-time reduction of $1.8 million (primarily related to prior quarters) recorded during the quarter ended October 31, 2009, as we were informed by DIRECTV that it had over-reported TiVo subscriptions to us for approximately the past 18 months. Based on our agreed upon resolution of the discrepancy totaling $2.0 million, using updated reports provided by DIRECTV, we also recorded a $200,000 reduction in deferred revenue.
Technology Revenues. Technology revenues for the fiscal year ended January 31, 2011 decreased by 9%, or $2.6 million as compared to the prior fiscal year primarily due to the fact that some of our newer deployment arrangements such as Virgin provide for lower or later funding of the development effort and we recognize revenue in these arrangements only after we have the contractual right to invoice the customer. Also, the amounts paid by DIRECTV and attributable to development efforts were lower in fiscal year 2011 compared to the same prior year periods.
Technology revenues for the fiscal year ended January 31, 2010 increased by 49% or $9.8 million as compared to the prior fiscal year primarily due to higher volume of work for DIRECTV and Comcast.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the twelve months ended January 31, 2011, increased by $2.8 million, as compared to the same prior year period. The increase in net hardware revenues for the fiscal year ended January 31, 2011 is largely related to the increase in the number of units sold during the period as compared to the same prior year period, as our sales volume increased due to the launch of our new TiVo Premiere boxes and purchases of the TiVo Premiere boxes by MSO/Broadcasters such as RCN and others.
Hardware revenues, net of allowance for sales returns and net of rebates for the fiscal year ended January 31, 2010, increased by $7.1 million as compared to the prior fiscal year. The increase in net hardware revenues for the fiscal year ended January 31, 2010 is related to the increase in the number of units sold during the period as compared to the fiscal year ended January 31, 2009.
Cost of service revenues.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Cost of service revenues	$40,515	$40,878	$44,603
Change from same prior year period	(1)%	(8)%	4%
Percentage of service revenues	29%	26%	24%
Service gross margin	$100,134	$118,894	$143,805
Service gross margin as a percentage of service revenues	71%	74%	76%
Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. For the fiscal year ended January 31, 2011, cost of service revenues remained relatively flat, as compared to the same prior year period.
The decrease in cost of service revenues of $3.7 million for the fiscal year ended January 31, 2010 was related to decreased headcount related expenses of $1.3 million and IT expenses of $661,000. As a result of our continued management of service costs in response to decreases in our subscription base, we also experienced reduced service center expenses of $896,000, telecommunication costs of $482,000, and bank charges and fees of $644,000 related to credit card service charges.
Cost of technology revenues.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Cost of technology revenues	$18,813	$20,703	$12,300
Change from same prior year period	(9)%	68%	(29)%
Percentage of technology revenues	69%	69%	61%
Technology gross margin	$8,528	$9,204	7,826
Technology gross margin as a percentage of technology revenues	31%	31%	39%
Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, Virgin, and our other international and domestic projects. The decrease of $1.9 million in cost of technology revenues as compared to the same prior year period is largely due to the fact that some of our newer deployment arrangements such as Virgin provide for lower or later funding of the development effort and we recognize cost of revenue in these arrangements only after we have the contractual right to invoice the customer and recognize the associated revenues. Also, the amounts paid by DIRECTV and attributable to development efforts are lower in fiscal year 2011 compared to the same prior year periods. In accordance with our revenue recognition policies, we have deferred costs of approximately $15.9 million related to development work, largely related to Virgin and DIRECTV and these costs are recorded on our consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at January 31, 2011. Generally, such costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In our fiscal year ending January 31, 2012, we expect the amount of these project-specific deferred costs to significantly increase.
In certain distribution deals, TiVo is not being paid in full for the upfront development cost in exchange for guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that the arrangement as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize those costs later when we receive service fees. As a result, a portion of service fees used to recover such deferred initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
For the fiscal year ended January 31, 2010, the increases in costs of technology revenues of $8.4 million, as compared to the same prior year period are associated with the increase in technology revenues relating to the development work primarily for Comcast, DIRECTV and our international projects. The increases in technology gross margin of $1.4 million are primarily related to Comcast development work and our international projects.
Cost of hardware revenues.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Cost of hardware revenues	$69,033	$65,909	$57,742
Change from same prior year period	5%	14%	(37)%
Percentage of hardware revenues	134%	135%	139%
Hardware gross margin	$(17,415)	$(17,122)	$(16,090)
Hardware gross margin as a percentage of hardware revenue	(34)%	(35)%	(39)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the fiscal year ended January 31, 2011 increased primarily because we sold significantly more TiVo units as compared to the same prior year period due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal 2011.
Hardware gross margin loss for the fiscal year ended January 31, 2011 increased by $293,000 , as compared to the same prior year period largely due tour new bundled pricing model which allows a customer to purchase a TiVo box at a lower box price when the customer commits to a service plan of one year.
Our costs of hardware sales for the fiscal year ended January 31, 2010 increased primarily because we sold approximately 42,500 more TiVo units as compared to the same prior year periods.
Research and development expenses.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Research and development expenses	$81,604	$63,039	$62,083
Change from same prior year period	29%	2%	6%
Percentage of net revenues	37%	26%	25%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses.The increase in research and development expenses of $18.6 million for the fiscal year ended January 31, 2011 was largely related to increased headcount and headcount related costs of $27.8 million and increased IT spending of $3.9 million. These increased costs were offset by increased allocations to deferred costs of technology revenues of $14.6 million for utilization of our engineering staff on development projects. For the fiscal year ending January 31, 2012 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.
The increase in research and development expenses of $956,000 for the fiscal year ended January 31, 2010 was largely related to increased headcount and headcount related costs of $7.2 million offset by an increased allocation to cost of technology revenues of $6.3 million for utilization of our engineering staff on development projects generating technology revenues.
Sales and marketing expenses.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$27,587	$23,270	$24,944
Change from same prior year period	19%	(7)%	4%
Percentage of net revenues	13%	10%	10%
Sales and marketing expenses consist primarily of employee salaries and related expenses. The increase for the fiscal year ended January 31, 2011 of $4.3 million, as compared to the same prior year period were primarily related to increased headcount related costs of $1.5 million and increased non-cash stock-based compensation expense of $1.1 million. Additionally, in the fiscal year ended January 31, 2011, we incurred approximately $1.0 million in increased channel support and other related expenses associated with the launch of our new TiVo Premiere boxes.
The decrease in sales and marketing expenses for the fiscal year ended January 31, 2010, as compared to the same prior year period was largely related to our continued focus on efficiently managing our sales and marketing expenses given the continued decline in our TiVo-Owned subscription base. The decrease in sales and marketing expenses of $1.7 million was primarily related to lower salaries and wages expenses of $756,000, temporary and consulting employee expenses of $589,000 and reductions in public relations expenses of $733,000.
Sales and marketing, subscription acquisition costs.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$8,169	$5,048	$6,038
Change from same prior year period	62%	(16)%	(81)%
Percentage of net revenues	4%	2%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the fiscal year ended January 31, 2011, as compared to the same prior year period was largely related to the launch of our next generation TiVo Premiere and TiVo Premiere XL boxes in the retail channel.
The decrease in sales and marketing, subscription acquisition costs for the fiscal year ended January 31, 2010, as compared to the same prior year period was largely related to reductions in offline advertising spending of $401,000 and a reduction of online marketing expenses of $466,000 as we continued to manage and lower our subscription acquisition spending.
General and administrative expenses.

	Twelve Months Ended January 31,
	2011	2010	2009
	(In thousands, except percentages)
General and administrative	$59,487	$44,801	$42,931
Change from same prior year period	33%	4%	—%
Percentage of net revenues	27%	19%	17%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the fiscal year ended January 31, 2011, general and administrative expenses increased by $14.7 million, as compared to the same prior year period which was primarily due to an increase in legal spending of $14.1 million, which was largely related to our EchoStar, Verizon, and AT&T litigations.
For the fiscal year ended January 31, 2010, the increase of $1.9 million in general and administrative expenses, as compared to the same prior year period, was largely related to increased legal spending of $2.6 million, and increased non-cash stock compensation expenses of $1.2 million. These increases were partially offset by a reduction in depreciation expenses of $1.4 million, as fixed assets become fully depreciated, and a reduction in property tax expenses of $862,000, as we received a refund of previously disputed amount of property taxes that reversed a prior property tax expenses of the same amount taken by us in the quarter ended April 30, 2008, in the fiscal year ended January 31, 2009.
Litigation proceeds. On October 8, 2008, we received $104.6 million from EchoStar of which approximately $87.8 million represents damages through September 8, 2006 and was recorded as litigation proceeds during the fiscal year ended January 31, 2009. The remaining $16.8 million was recorded in our consolidated statement of operations as interest income for the fiscal year ended January 31, 2009. We received no such similar award during the fiscal years ended January 31, 2010 and 2011.
Interest income. Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2011 was $1.4 million or approximately a 34% increase compared to the $1.0 million from the prior fiscal year. The increase was a result of an increase in the average interest rate earned in the fiscal year ended January 31, 2011 to approximately 0.58% from 0.43% in the prior fiscal year.
Interest income resulting from cash and cash equivalents held in interest bearing accounts and short-term investments for the fiscal year ended January 31, 2010 was $1.0 million or approximately a 44% decrease compared to the $1.8 million from the prior fiscal year. The decrease was a result of a decrease in the average interest rate earned in the fiscal year ended January 31, 2010 to approximately 0.43% from 1.7% in the prior fiscal year as we invested our cash, cash equivalents, and short-term investments in more conservative instruments during the entire year given the current market conditions. Additionally, for the fiscal year ended January 31, 2009 we received $16.8 million in interest related to the litigation proceeds from our EchoStar litigation. There was no similar interest recorded in the consolidated statement of operations for the fiscal years ended January 31, 2010 and 2011.
Interest expense and other. Interest and other expense/(benefit) was $145,000, $(83,000), and $553,000, in fiscal years 2011, 2010, and 2009, respectively.
Benefit from (provision for) income taxes Income tax (benefit) provision was $164,000, $(1.0) million, and $1.3 million, in fiscal years 2011, 2010, and 2009, respectively. The income tax benefit in fiscal year 2010 is due to a refund of previously paid Alternative Minimum Tax (“AMT”) as a result of changes in the tax code passed in November 2009 and refundable research credits. The income tax expense in fiscal year 2011 and 2009 relates to federal AMT, state income taxes, and foreign withholding taxes. We continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing and amount of which are uncertain.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of January 31, 2011, we had $209.4 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months and beyond. On March 10, 2011, the Company issued convertible notes with the aggregate principal amount of $150 million and received approximately $145.1 million in proceeds. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. TiVo has granted the initial purchaser of the notes an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes exercisable at any time on or before April 7, 2011.
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
Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Twelve Months Ended January 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$(58,727)	$9,580	$105,705
Net cash provided by (used in) investing activities	$28,862	$(140,386)	$(34,544)
Net cash provided by financing activities	$30,195	$39,360	$12,364
Net Cash Provided by (Used in) Operating Activities
During the twelve months ended January 31, 2011 our net cash used by operating activities was $58.7 million as compared to net cash provided by operating activities of $9.6 million during the same prior year period. This change in operating cash flow was largely attributed to our increased net loss of $84.5 million. Additionally, we increased spending on technology projects during the twelve months ended January 31, 2011. In certain cases, we have deferred these cost of technology revenues and we will recognize them when related revenues are recognized upon billing our customers, as specified in the customer agreements. This has resulted in an increase in deferred costs of technology revenues of $15.4 million, as compared to the same prior year period.
During the fiscal year ended January 31, 2010 our net cash provided by operating activities was $9.6 million as compared to $105.7 million during the same prior year period. This change in operating cash flow was largely attributed to receipt of proceeds from the EchoStar litigation that we received in the fiscal year ended January 31, 2009. The fiscal year ended January 31, 2010 had no such similar transaction.
Net Cash Provided by (Used in) Investing Activities
The net cash provided by investing activities for the twelve months ended January 31, 2011 was approximately $28.9 million compared to net cash used in investing activities of $(140.4) million for the same prior year period. The net cash provided by investing activities for the twelve months ended January 31, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $35.5 million (this, along with amortization of discounts and premiums on our short-term investments resulted in a corresponding decrease in short-term investments of $35.5 million). Additionally, during the twelve months ended January 31, 2011, we acquired property and equipment of $6.7 million which is used to support our business.
The net cash used in investing activities for the fiscal year ended January 31, 2010 was approximately $140.4 million compared to $34.5 million for the same prior year period. The net cash used in investing activities for the fiscal year ended January 31, 2010, was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net expenditure of cash and cash equivalents of $128.5 million (which resulted in a corresponding increase in short-term investments of $128.5 million). Additionally, during the fiscal year ended January 31, 2010, we acquired property and equipment of $6.5 million which is used to support our business, and intangible assets of $2.0 million to enhance our patent portfolio. Finally, we paid $3.4 million for the purchase of a long-term investment. This investment is being accounted for under the cost method of accounting.
Net Cash Provided by Financing Activities
For the fiscal year ended January 31, 2011, the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $30.5 million combined with issuance of common stock related to our employee stock purchase plan of $4.1 million. These amounts were partially offset by the repurchase of $4.3 million in restricted stock to satisfy employee tax withholdings.
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
Financing Agreements
Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-171031) on file with the Securities and Exchange Commission under which we may issue an unlimited amount of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$16,261	$2,518	$5,407	$5,620	$2,716
Purchase obligations	5,596	5,596	—	—	—
Total contractual cash obligations	$21,857	$8,114	$5,407	$5,620	$2,716
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
As of January 31, 2011, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2011.

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
As of January 31, 2011, we held approximately $3.0 million principal amount of investments with an auction reset feature (auction-rate securities), with a fair value of $2.5 million that are classified as a long-term assets. We have recorded an unrealized temporary loss on these auction rate securities of $510,000 recorded on our balance sheet as accumulated other comprehensive loss. We have no intent to sell these securities and it is more-likely-

than not that we will not be required to sell these ARS prior to recovery. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will materially affect our ability to execute our current business plan.
 The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2011 and 2010, respectively.

	Twelve Months Ended January 31,
	2011	2010
Cash and cash equivalents and short-term investments (in thousands)	$209,437	$244,582
Average interest rate	0.58%	0.43%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 70- 106 of this annual report on Form 10-K. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

Report of Independent Registered Public Accounting Firm
The Directors and Stockholders
TiVo Inc.:
We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income/loss, and cash flows for each of the years in the three-year period ended January 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 11, 2011

Report of Independent Registered Public Accounting Firm
The Directors and Stockholders
TiVo Inc.:
We have audited TiVo Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A(c). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TiVo Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income/loss, and cash flows for each of the years in the three-year period ended January 31, 2011, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 11, 2011

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	January 31, 2011	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,221	$70,891
Short-term investments	138,216	173,691
Accounts receivable, net of allowance for doubtful accounts of $275 and $409	16,011	16,996
Inventories	13,228	12,110
Deferred cost of technology revenues, current	13,760	441
Prepaid expenses and other, current	6,983	8,245
Total current assets	259,419	282,374
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $44,682 and $40,934, respectively	10,229	10,098
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $15,110 and $12,501, respectively	6,956	9,565
Deferred cost of technology revenues, long-term	2,100	—
Prepaid expenses and other, long-term	1,224	1,263
Long-term investments	5,890	7,512
Total long-term assets	26,399	28,438
Total assets	$285,818	$310,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$18,052	$20,712
Accrued liabilities	30,115	24,786
Deferred revenue, current	33,792	38,952
Total current liabilities	81,959	84,450
LONG-TERM LIABILITIES
Deferred revenue, long-term	34,857	28,990
Deferred rent and other long-term liabilities	246	231
Total long-term liabilities	35,103	29,221
Total liabilities	117,062	113,671
COMMITMENTS AND CONTINGENCIES (see Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 117,420,874 and 110,434,022, respectively and outstanding shares are 116,475,318 and 109,869,062, respectively	117	110
Treasury stock, at cost - 945,556 shares and 564,960 shares, respectively	(8,660)	(4,325)
Additional paid-in capital	956,947	896,695
Accumulated deficit	(779,225)	(694,713)
Accumulated other comprehensive loss	(423)	(626)
Total stockholders’ equity	168,756	197,141
Total liabilities and stockholders’ equity	$285,818	$310,812
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year ended January 31,
	2011	2010	2009
Revenues
Service revenues	$140,649	$159,772	188,408
Technology revenues	27,341	29,907	20,126
Hardware revenues	51,618	48,787	41,652
Net revenues	219,608	238,466	250,186
Cost of revenues
Cost of service revenues	40,515	40,878	44,603
Cost of technology revenues	18,813	20,703	12,300
Cost of hardware revenues	69,033	65,909	57,742
Total cost of revenues	128,361	127,490	114,645
Gross margin	91,247	110,976	135,541
Research and development	81,604	63,039	62,083
Sales and marketing	27,587	23,270	24,944
Sales and marketing, subscription acquisition costs	8,169	5,048	6,038
General and administrative	59,487	44,801	42,931
Litigation Proceeds	—	—	(87,811)
Total operating expenses	176,847	136,158	48,185
Income (loss) from operations	(85,600)	(25,182)	87,356
Interest income	1,397	1,039	18,636
Interest expense and other income (expense)	(145)	83	(553)
Income (loss) before income taxes	(84,348)	(24,060)	105,439
Benefit from (provision for) income taxes	(164)	1,024	(1,328)
Net income (loss)	$(84,512)	$(23,036)	104,111
Net income (loss) per common share - basic	$(0.74)	$(0.22)	$1.04
Net income (loss) per common share - diluted	$(0.74)	$(0.22)	$1.01
Weighted average common shares used to calculate basic net income (loss) per share	113,490,177	106,182,488	100,389,980
Weighted average common shares used to calculate diluted net income (loss) per share	113,490,177	106,182,488	102,595,607
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENISVE INCOME(LOSS)
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total
BALANCE JANUARY 31, 2008	100,098,426	$100	(127,479)	$(846)	$792,654	$(775,788)	$—	$16,120
Issuance of common stock related to exercise of common stock options	1,774,490	2	—	—	9,238	—	—	9,240
Issuance of common stock related to employee stock purchase plan	610,241	1	—	—	3,962	—	—	3,963
Issuance of restricted shares of common stock	1,264,807	1	—	—	(1)	—	—	—
Retirement due to forfeiture of unvested restricted shares	(143,949)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(106,013)	(813)	—	—	—	(813)
Recognition of stock based compensation	—	—	—	—	23,420	—	—	23,420
Net income	—	—	—	—	—	104,111	—	104,111
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,035)	(1,035)
Comprehensive income								103,076
BALANCE JANUARY 31, 2009	103,604,015	$104	(233,492)	$(1,659)	$829,273	$(671,677)	$(1,035)	$155,006
Issuance of common stock related to exercise of common stock options	6,195,101	6	—	—	37,952	—	—	37,958
Issuance of common stock related to employee stock purchase plan	663,127	—	—	—	4,116	—	—	4,116
Issuance of restricted shares of common stock	41,100	—	—	—	—	—	—	—
Retirement due to forfeiture of unvested restricted shares	(69,321)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(331,468)	(2,666)	—	—	—	(2,666)
Recognition of stock based compensation	—	—	—	—	25,354	—	—	25,354
Net loss	—	—	—	—	—	(23,036)	—	(23,036)
Unrealized gain on marketable securities	—	—	—	—	—	—	409	409
Comprehensive loss								(22,627)
BALANCE JANUARY 31, 2010	110,434,022	$110	(564,960)	$(4,325)	$896,695	$(694,713)	$(626)	$197,141
Issuance of common stock related to exercise of common stock options	4,319,165	4	—	—	30,466	—	—	30,470
Issuance of common stock related to employee stock purchase plan	642,725	1	—	—	4,059	—	—	4,060
Issuance of restricted shares of common stock	2,122,111	2	—	—	(2)	—	—	—
Retirement due to forfeiture of unvested restricted shares	(97,149)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(380,596)	(4,335)	—	—	—	(4,335)
Recognition of stock based compensation	—	—	—	—	25,729	—	—	25,729
Net loss	—	—	—	—	—	(84,512)	—	(84,512)
Unrealized gain on marketable securities	—	—	—	—	—	—	203	203
Comprehensive loss								(84,309)
BALANCE JANUARY 31, 2011	117,420,874	$117	(945,556)	$(8,660)	$956,947	$(779,225)	$(423)	$168,756

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Fiscal Year ended January 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(84,512)	$(23,036)	104,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	9,050	9,160	9,783
Loss on disposal of fixed assets	42	—	—
Stock-based compensation expense	25,442	25,354	23,420
Amortization of discounts and premiums on investments	1,768	—	—
Inventory write-down	525	—	—
Utilization of trade credits	96	90	638
Allowance for doubtful accounts	259	(7)	471
Changes in assets and liabilities:
Accounts receivable	726	(2,706)	5,265
Inventories	(1,643)	917	4,721
Deferred cost of technology revenues	(15,132)	(138)	(303)
Prepaid expenses and other	1,205	(3,218)	(1,713)
Accounts payable	(2,604)	11,454	(14,623)
Accrued liabilities	5,329	(220)	(4,530)
Deferred revenue	707	(8,175)	(21,352)
Deferred rent and other long-term liabilities	15	105	(183)
Net cash provided by (used in) operating activities	$(58,727)	$9,580	105,705
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(161,949)	(309,370)	(49,976)
Sales or maturities of long-term and short-term investments	197,481	180,911	20,300
Purchase of long-term investment	—	(3,400)	—
Acquisition of property and equipment	(6,670)	(6,496)	(4,549)
Acquisition of capitalized software and intangibles	—	(2,031)	(319)
Net cash provided by (used in) investing activities	$28,862	$(140,386)	(34,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	30,470	37,958	9,240
Proceeds from issuance of common stock related to employee stock purchase plan	4,060	4,116	3,963
Treasury stock - repurchase of stock for tax withholding	(4,335)	(2,666)	(813)
Payment under capital lease obligation	—	(48)	(26)
Net cash provided by financing activities	$30,195	$39,360	12,364
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$330	$(91,446)	83,525
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	70,891	162,337	78,812
Balance at end of period	$71,221	$70,891	162,337
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	$1	$1	$53
Cash paid(received) for income taxes	(1,101)	(901)	2,037
SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING AND FINANCING INFORMATION
Assets acquired under capital lease	—	—	74
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
The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as DIRECTV, RCN, Suddenlink, Charter, ONO and Virgin Media (U.K.) for subscription growth; and the Company’s ability to sustain and grow its subscription base. The Company anticipates that its business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the continued national and global economic downturn and overall consumer spending decline, the Company is cautious about its subscription growth in the near term.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
During the year ended January 31, 2011, the Company determined that it had been overpaying revenue share to its partners in fiscal years 2009 and 2010 as a result of an error identified in reports used to calculate the revenue share amounts. The impact of the adjustment in the previous periods has resulted in an increase in hardware revenues for the fiscal year ended January 31, 2010 and 2009 of $880,000 and $519,000, respectively, with a corresponding increase in prepaid expenses for estimated amounts that the Company ultimately expects to be able to recover from its partners. As future events and their effects cannot be determined with precision, actual recoveries could differ from this estimate.
The Company has also corrected an immaterial error in its statement of cash flows for the year ended January 31, 2010 which resulted in an increase in net cash provided (used in) operating activities of $1.2 million with a corresponding offset in net cash provided by (used in) investing activities.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, assessment of other-than-temporary impairment of investments, and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (“EBT”) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card ,and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.8 million and $2.2 million at January 31, 2011 and 2010, respectively.
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
Receivables
Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to our subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2011, the Company had approximately $173,000 of unbilled accounts receivable related to long-term development contracts.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2011	$409	$259	$(393)	$275
January 31, 2010	$770	$(7)	$(354)	$409
January 31, 2009	$1,194	$471	$(895)	$770

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
Inventories and Inventory Valuation
Inventories consist primarily of finished DVR units and accessories and are stated at the lower of cost or market on an aggregate basis, with cost determined using the first-in, first-out method. The Company performs a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products and materials which are not forecasted to be used in future production. During the quarter ended July 31, 2007, the Company recorded an impairment charge of $11.2 million to cost of hardware revenues for inventory on hand and for excess non-cancelable purchase commitments. Subsequently, actual sales of the Company’s standard definition DVRs have exceeded original projections due to changing market conditions. As a result, during the years ended  January 31, 2009, 2010, and 2011, the Company’s gross margin was positively impacted by $4.9 million, $1.5 million, and $660,000, respectively, from the sale of inventory that was previously impaired in fiscal years 2007 and 2008 as excess and obsolete inventory and excess non-cancelable purchase commitments. As of January 31, 2011, the Company maintained a $365,000 inventory reserve as a result of inventory impairment charges. Even if our current sales projections exceed our original projections, the inventory reserves are not reversed until the previously impaired inventory is sold or scrapped.

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
Service Revenues. Included in service revenues are revenues from recurring and prepaid subscription plans to the TiVo service and fees received from the sale of advertising and audience research measurement services. Monthly and prepaid fixed-length subscription revenues are recognized ratably over the period the service is provided. Subscription revenues from product lifetime subscriptions are recognized ratably over the Company’s estimate of the useful life of a TiVo-enabled DVR associated with the subscription. Effective November 1, 2008, the Company extended the period it uses to recognize product lifetime subscription revenues from 54 months to 60 months for the product lifetime subscriptions acquired on or before October 31, 2007 and such change is being recognized on a prospective basis with no adjustment to previously recognized revenues. The new estimates of expected lives are dependent on assumptions with regard to future churn of the product lifetime subscriptions. The Company will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company’s current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE or VOE for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer. If the Company cannot be reasonably assured that no loss will be incurred under the arrangement, the Company will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete.
For all arrangements, provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
As of January 31, 2011, TiVo had $13.8 million and $2.1 million of deferred costs related to development agreements and is classified on its consolidated balance sheets as deferred costs of technology revenues, current and deferred costs of technology revenues, long term, respectively. For the fiscal year ended January 31, 2010 TiVo had $441,000 of deferred costs classified on its consolidated balance sheets as deferred costs of technology revenues, current.
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

	Beginning Balance	Charged to Revenue	Deductions (*)	Ending Balance
	(in thousands)
Allowance for expected product and service returns:
Fiscal year ended:
January 31, 2011	$1,174	$4,737	$(4,189)	$1,722
January 31, 2010	$965	$5,412	$(5,203)	$1,174
January 31, 2009	$2,193	$5,046	$(6,274)	$965

(*)	Deductions related to the allowance for expected product and service returns represent amounts written off against the allowance.
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
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2011, 2010, and 2009, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $3.8 million, $1.6 million, and $2.5 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2011, 2010, and 2009, respectively. Included in these advertising expenses are $3.2 million, $976,000, and $1.8 million, respectively, related to media placement costs.
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
Business Concentrations and Credit Risk
The Company’s business is concentrated primarily in the United States and is dependent on discretionary consumer spending. Continued uncertainty or adverse changes in the economy could lead to additional significant declines in discretionary consumer spending, which, in turn, could result in further declines in the demand for the TiVo service and TiVo-enabled DVRs. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers in North America appear to be taking a more conservative stance in ordering electronics inventory and consumers as well appear to be taking a more conservative stance in discretionary purchases, including TiVo DVRs and service subscriptions. Decreases in demand for the Company’s products and services, particularly during the critical holiday selling season, could have an adverse impact on its operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of losses on the Company’s investments, increase costs associated with developing and producing its products, increase TiVo’s churn rate per month, increase the cost and decrease the availability of potential sources of financing, and increase the Company’s exposure to losses from bad debts, any of which could have an adverse impact on the Company’s financial condition and operating results.
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
As of January 31, 2011, the Company held approximately $3.0 million principal amount  of investments with an auction reset feature (auction-rate securities, or “ARS”), with a fair value of $2.5 million that are classified as long-term assets. The Company has recorded an unrealized loss on these auction rate securities of $510,000, as the estimated fair value of these ARS was $510,000 lower than their cost. The Company has no intent to sell and it is more-likely-than not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and record the unrealized loss in accumulated other comprehensive loss on the accompanying consolidated balance sheet as of January 31, 2011. The Company is exposed to credit risk on its investments to the extent of the amount recorded on the consolidated balance sheets as of January 31, 2011.
The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. No customer generated 10% or more of net revenues for the fiscal years ended January 31, 2011, 2010, and 2009. The Company’s accounts receivable concentrations as of January 31, 2011, 2010 and 2009 were as follows:

	As of January 31,
	2011	2010	2009
DIRECTV	15%	12%	18%
Best Buy	—%	17%	19%
Seven/Hybrid TV	—%	22%	7%
Comcast	17%	27%	25%
RCN	10%	—%	—%
Other customers	58%	22%	31%
Total accounts receivable	100%	100%	100%
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
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in Level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. The Company adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of February 1, 2010 and there was no material impact on its consolidated financial statements. TiVo does not expect a material impact on its consolidated financial statements when it adopts the guidance for Level 3 activity. See Note 4, "Fair Value" for additional information on the fair value of financial instruments.
In October 2009, the FASB issued a new accounting standards update which provides guidance for arrangements with multiple deliverables. Specifically, the new accounting standards update requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new accounting standards update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standards update which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for TiVo in the first quarter of fiscal year 2012. The Company does not expect a significant impact from the adoption of this new accounting standards.
3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31,
	2011	2010
	(in thousands)
Cash and cash equivalents:
Cash	$4,362	$4,111
Cash equivalents:
Commercial paper	40,189	14,994
Money market funds	26,670	51,786
Total cash and cash equivalents	71,221	70,891
Marketable securities:
Certificate of deposit	25,607	16,401
Commercial paper	24,473	39,559
Corporate debt securities	42,897	49,833
US agency securities	23,083	26,998
US Treasury securities	5,023	15,113
Foreign government securities	12,035	25,787
Variable-rate demand notes	2,600	—
Asset-backed securities	2,498	—
Current marketable securities	138,216	173,691
Auction rate securities (1)	2,490	4,112
Non-current marketable securities	2,490	4,112
Total marketable securities	140,706	177,803
Other investment securities:
Other investment securities - cost method	3,400	3,400
Total other investment securities (1)	3,400	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$215,327	$252,094

(1) Auction rate securities and other investment securities are included in “Long-term investments” on the Company’s consolidated balance sheets.
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, and foreign corporate and government securities, all of which are classified as available-for-sale.
Other Investment Securities
TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment. See Note 4, "Fair Value" for additional information on the impairment assessment of the investment.
Contractual Maturity Date
The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	January 31, 2011	January 31, 2010
	(in thousands)
Due within 1 year	$123,631	$141,857
Due within 1 year through 5 years	14,585	31,834
Due within 5 years through 10 years	—	—
Due after 10 years	2,490	4,112
Total	$140,706	$177,803
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$25,600	$7	$—	$25,607
Commercial paper	24,471	2	—	24,473
Corporate debt securities	42,847	50	—	42,897
US agency securities	23,074	11	(2)	23,083
US Treasury securities	5,009	14	—	5,023
Foreign government securities	12,030	5	—	12,035
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	(1)	2,498
Auction rate securities	3,000	—	(510)	2,490
Total	$141,130	$89	$(513)	$140,706

	As of January 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$16,408	$—	$(7)	$16,401
Commercial paper	39,547	12	—	39,559
Corporate debt securities	49,743	134	(44)	49,833
US agency securities	26,958	40	—	26,998
US Treasury securities	15,065	48	—	15,113
Foreign government securities	25,708	79	—	25,787
Auction rate securities	5,000	—	(888)	4,112
Total	$178,429	$313	(939)	$177,803

The available-for-sale investments that were in an unrealized loss position as of January 31, 2011 and January 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	1,003	—	5,000	—	6,003	—
US Treasury securities	5,088	(2)	—	—	5,088	(2)
Asset-backed securities	2,498	(1)	—	—	2,498	(1)
Auction rate securities	—	—	2,490	(510)	2,490	(510)
	$8,589	$(3)	$7,490	$(510)	$16,079	$(513)

	As of January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$16,401	$(7)	$—	$—	$16,401	$(7)
Commercial Paper	39,559	—	—	—	39,559	—
Corporate debt securities	49,833	(44)	—	—	49,833	(44)
US agency securities	26,998	—	—	—	26,998	—
US Treasury securities	15,113	—	—	—	15,113	—
Foreign government securities	25,787	—	—	—	25,787	—
Auction rate securities	—	—	4,112	(888)	4,112	(888)
	$173,691	$(51)	$4,112	$(888)	$177,803	$(939)
As of January 31, 2011, the unrealized losses on the Company’s available-for-sale investments were insignificant in relation to its total available-for-sale portfolio. Substantially all of its unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for these debt instruments. The Company is not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, the Company believes that these changes in the estimated fair values of these marketable investments securities are related to temporary market fluctuations. As of January 31, 2011, the estimated fair value of the Company’s ARS was $510,000 lower than their cost, and we have recorded this unrealized loss on our balance sheet as accumulated other comprehensive loss. The Company has no intent to sell and it is more-likely-than-not that the Company will not be required to sell these ARS prior to recovery. Further, the total unrealized loss is primarily due to a liquidity discount resulting from the failed auctions. Therefore, the Company will continue to treat the decline in fair values as temporary and record the unrealized loss to accumulated other comprehensive income on the accompanying consolidated balance sheet as of January 31, 2011.
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
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2011 and January 31, 2010.

	As of January 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$40,190	$—	$40,190	$—
Money market funds	26,670	26,670	—	—
Short-term investments:
Certificate of deposit	25,607	25,607	—	—
Commercial paper	24,473	—	24,473	—
Corporate debt securities	42,897	—	42,897	—
US agency securities	23,083	—	23,083	—
US Treasury securities	5,023	5,023	—	—
Foreign government securities	12,035	—	12,035	—
Variable-rate demand notes	2,600	—	2,600	—
Asset-backed securities	2,498	—	—	2,498
Long-term investments:
Auction rate securities	2,490	—	—	2,490
	$207,566	$57,300	$145,278	$4,988

	As of January 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$14,995	$—	$14,995	$—
Money market funds	51,786	51,786	—	—
Short-term investments:
Certificate of deposit	16,401	16,401	—	—
Commercial paper	39,559	—	39,559	—
Corporate debt securities	49,833	—	49,833	—
US agency securities	26,998	—	26,998	—
US Treasury securities	15,113	15,113	—	—
Foreign government securities	25,787	—	25,787	—
Long-term investments:
Auction rate securities	4,112	—	—	4,112
	$244,584	$83,300	$157,172	$4,112

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended January 31, 2011 and January 31, 2010 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2010	$4,112	$—	$4,112
Transfer into Level 3	—	—	—
Purchases	—	2,498	2,498
Sales	(1,715)	—	(1,715)
Total unrealized losses included in accumulated other comprehensive loss	93	—	93
Balance, January 31, 2011	$2,490	$2,498	$4,988

Auction Rate Securities

Balance, January 31, 2009	$3,944
Transfer into Level 3	—
Total unrealized gains included in accumulated other comprehensive loss	168

Balance, January 31, 2010	$4,112

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
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investment was $3.4 million as of January 31, 2011 and January 31, 2010. No events or circumstances indicating a potential impairment were identified as of January 31, 2011, or January 31, 2010.
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
In the fiscal years ended January 31, 2011, 2010, and 2009, the Company utilized trade credits in the amount of $96,000, $90,000, and $116,000, respectively. Additionally, in the fiscal year ended January 31, 2009, the Company wrote off another $522,000 in trade credits based on lower expected purchases of advertising media and other services that can be applied against the credits prior to their expiration.
As of January 31, 2011, the Company had $619,000 in trade credits, recorded on the consolidated balance sheet. The credits expected to be utilized in the next twelve months in the amount of $50,000 are included in prepaid expenses and other current assets and the remaining $569,000 is included in other long-term assets in the Company’s consolidated balance sheet at January 31, 2011. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in July 2015.
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	January 31,
	2011	2010
	(In thousands)
Furniture and fixtures	$3,788	$3,602
Computer and office equipment	18,720	17,712
Lab equipment	3,713	3,392
Leasehold improvements	8,550	8,443
Capitalized internal use software	20,140	17,883
Total property and equipment	54,911	51,032
Less: accumulated depreciation and amortization	(44,682)	(40,934)
Property and equipment, net	$10,229	$10,098
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2011, 2010, and 2009 was $6.4 million, $6.1 million, and $6.5 million, respectively.
7. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET
Purchased technology, capitalized software, and intangible assets, net consists of the following:

	January 31, 2011			January 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,500)	$—	$1,500	$(1,500)	$—
Capitalized software	1,951	(1,951)	—	1,951	(1,951)	—
Intellectual property rights	18,615	(11,659)	6,956	18,615	(9,050)	9,565
Purchased technology, capitalized software, and intangible assets	$22,066	$(15,110)	$6,956	$22,066	$(12,501)	$9,565

During the fiscal year ended January 31, 2010 we acquired purchased technology, capitalized software, and intangible asset of $2.0 million respectively with a weighted average life of 7 years.
The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and five to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2011, 2010, and 2009, was $2.6 million, $3.1 million, and $ 3.2 million, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2012	$2,609
2013	2,143
2014	1,479
2015	336
2016	305
Thereafter	84

Total	$6,956

8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2011	2010
	(In thousands)
Compensation and vacation	$12,873	$12,084
Marketing and promotions	4,507	2,481
Legal services	3,761	683
Redeemable gift certificates for subscriptions	2,646	2,814
Other	6,328	6,724
Total accrued liabilities	$30,115	$24,786

9. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of January 31, 2011 and January 31, 2010, the accrued warranty reserve was $419,000 and $233,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of January 31, 2011, the extended warranty deferred revenue and cost was $891,000 and $269,000, respectively. As of January 31, 2010, the extended warranty deferred revenue and cost was $234,000 and $70,000, respectively.

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
10. COMMITMENT AND CONTINGENCIES
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
On June 4, 2010, the United States Patent and Trademark Office (the "USPTO") issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of U.S. Patent No. 6,233,389 as obvious in light of two references previously considered by the USPTO in the first reexamination. On October 6, 2010, the Company was notified by the USPTO that the USPTO had issued a final notice in its second reexamination of U.S. Patent No. 6,233,389, re-confirming the validity of all the patent's claims at issue. As of February 9, 2011, the USPTO's Patent Application Information Retrieval ("PAIR") system indicates that the reexamination certificate confirming the validity of U.S. Patent No. 6,233,389 has issued from the USPTO. TiVo is awaiting receipt of that reexamination certificate at this time.
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
On April 29, 2005, EchoStar Technologies Corporation filed a complaint against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 ("Interruption Tolerant Video Program Viewing"), 6,529,685 B2 ("Multimedia Direct Access Storage Device and Formatting Method"), 6,208,804 B1 ("Multimedia Direct Access Storage Device and Formatting Method") and 6,173,112 B1 ("Method and System for Recording In-Progress Broadcast Programs"). The complaint alleges that EchoStar Technologies Corporation is the owner by assignment of the patents allegedly infringed. The complaint further alleges that TiVo and Humax have infringed, contributorily infringed and/or actively induced infringement of the patents by making, using, selling or importing digital video recording devices, digital video recording device software and/or personal television services in the United States that allegedly infringe the patents, and that such infringement is willful and ongoing. Under the terms of the Company's agreement with Humax governing the distribution of certain DVRs that enable the TiVo service, the Company is required to indemnify Humax against any claims, damages, liabilities, costs, and expenses relating to claims that the Company's technology infringes upon intellectual property rights owned by third parties. On May 10, 2005, Humax formally notified TiVo of the claims against it in this lawsuit as required by Humax's agreement with TiVo. On July 1, 2005, the defendants filed their answer and counterclaims. On May 10, 2006, the district court dismissed with prejudice, EchoStar's claim of infringement against TiVo and Humax relating to patent 112 ("Method and System for Recording In-Progress Broadcast Programs") and claims 21-30 and 32 relating to patent '186 ("Interruption Tolerant Video Program Viewing"). A claim construction hearing was held on May 11, 2006. On July 14, 2006, the magistrate judge for the U.S. District Court for the Eastern District of Texas, issued a stay of the case pending the USPTO completion of proceedings with respect to TiVo's request for reexamination of the '186, '685, and '804 patents. On November 19, 2010, EchoStar filed a motion to lift the stay. On February 8, 2011, the magistrate judge for the U.S. District Court for the Eastern District of Texas ordered that the stay be lifted. In requesting that the district court lift the stay, EchoStar represented to the district court that it will not proceed on the remaining claims of the '685 patent, that it will dismiss the '186 patent from the case, grant TiVo a covenant not to sue under the '186 patent, and proceed only on the '804 patent. On March 2, 2011, the district court set a trial date for June 5, 2012. The Company intends to defend this action vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
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
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"), 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"), 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"), 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"), 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program

Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its Answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has set a target date for completing the investigation of July 2, 2012. As a result of Microsoft's ITC lawsuit, we expect to incur material expenses this year defending Microsoft's lawsuit filed with the ITC and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the Commission: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Company intends to defend this action and the action before the Commission vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T") filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"), 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"), 6,118,976 ("Asymmetric Data Communications System"), and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T filed an Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its Answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T in this litigation: on January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the court granted our request to stay the lawsuit to reexamine AT&T's patents. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against us in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents we asserted against Verizon in our August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”), 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”) and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. We expect to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Motorola, and we could be subject to an injunction preventing us from infringing Motorola's technology or otherwise affecting our business, and in any such case, our business would be harmed. No loss is considered probable or estimable at this time.
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
On November 9, 2010, Olympic Developments AG, LLC (“Olympic”) sued TiVo and 10 other companies alleging infringement of U.S. Patent Nos. 5,475,585 (“Transactional Processing System”) and 6,246,400 (“Device for controlling Remote Interactive Receiver”). On November 18, 2010, Olympic filed its First Amended Complaint for Patent Infringement, adding DirecTV, Inc. as a defendant. The complaint alleges that Olympic is the exclusive licensee with respect to the Defendants of the patents allegedly infringed. The complaint alleges that TiVo has infringed, “requires and/or directs” users to infringe, and has contributed to the infringement of one of more of the claims of the '400 patent. The '400 patent has expired. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On November 10, 2010, Guardian Media Technologies sued TiVo and 35 other companies alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the '158 patent and '160 patent by making, having made, installing, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The complaint alleges that TiVo's infringement was willful. The Company intends to defend itself vigorously in this matter. Guardian had previously sued TiVo and more than 30 other companies on the same patents in late 2008 in the U.S. District Court for the Central District of California. In June 2009, the California court dismissed Guardian's complaint against TiVo and other defendants. Guardian subsequently re-filed its complaint against TiVo in California, but then Guardian voluntarily dismissed the California complaint in late 2009. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.

On December 20, 2010, Multimedia Patent Trust (“MPT”) sued TiVo and 6 other companies alleging infringement of U.S. Patent Nos. 4,958,226 (“Conditional Motion Compensated Interpolation of Digital Motion Video”); 5,136,377 (“Adaptive Non-Linear Quantizer”); 5,500,678 (“Optimized Scanning of Transform Coefficients in Video Coding”) and 5,227,878 (“Adaptive Coding and Decoding of Frames and Fields of Video”). On March 2, 2011, TiVo entered into a patent license agreement with MPT settling the pending litigation.
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
On October 3, 2007, Vanessa Simmonds filed a complaint against the Company's former lead underwriters

Credit Suisse Group and Bank of America ("Lead Underwriters"), with the Company named as a nominal defendant, in the U.S. District Court for the Western District of Washington alleging violations of Section 16(b) in connection with the Company's initial public offering and associated transactions in the Company's stock in the six month period following the Company's initial public offering by the Company's Lead Underwriters. On or about December 3, 2007, Ms. Simmonds delivered a copy of the complaint to the Company. The complaint is directed solely at the initial public offering underwriters, not at the Company, and does not seek any damages or recovery from the Company. On February 25, 2008, the plaintiff filed an amended complaint which is substantially similar to the initial complaint and continues to name the Company only as a nominal defendant, but which also names Credit Suisse Securities (USA), Bank of America Corporation, and Robertson Stephens, Inc. as defendants. Ms. Simmonds filed similar actions in the same Court against various underwriters with respect to the initial public offerings of fifty-three other issuers. The fifty-four actions were coordinated by the Court. On July 25, 2008, thirty of the issuers, including the Company (collectively, the "Moving Issuers"), in the coordinated proceeding filed a Joint Motion to Dismiss. Also on July 25, 2008, all of the underwriter defendants in the coordinated proceeding filed an Omnibus Motion to Dismiss. The hearing on the motions to dismiss was held on January 16, 2009. On March 12, 2009, the Court granted both the Moving Issuers' Joint Motion to Dismiss and the Underwriters' Omnibus Motion to Dismiss. The Court held that the plaintiff's demand letters to the Moving Issuers were legally insufficient and therefore the plaintiff lacked standing to maintain the thirty Section 16(b) suits relating to the Moving Issuers. Accordingly, the Court granted without prejudice the Moving Issuers' Joint Motion to Dismiss, and further held that it would not permit the plaintiff to amend her demand letters. In regard to the Underwriters' Omnibus Motion to Dismiss, the Court held that the remaining twenty-four Section 16(b) suits were barred by the statute of limitations, and accordingly granted with prejudice the Omnibus Motion to Dismiss as to those suits. On March 31, 2009, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit of the District Court's dismissal of these fifty-four actions. On April 14, 2009, the underwriter defendants filed a notice of cross-appeal of that portion of the District Court's order dismissing without prejudice the thirty Section 16(b) suits relating to the Moving Issuers, on the grounds that such dismissal should be with prejudice. The hearing on plaintiff's appeal and the underwriter defendants' cross appeal was held before the Ninth Circuit Court of Appeals on October 5, 2010.
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
On December 16, 2010, plaintiff filed a petition with the Ninth Circuit Court of Appeals for rehearing en banc of the Court's December 2, 2010 ruling, and the underwriter defendants filed a petition for panel rehearing or rehearing en banc. On January 18, 2011, the Ninth Circuit Court of Appeals issued an Order and Amended Opinion, in which the Court denied the petitions for rehearing. Subsequently, plaintiff and the underwriter defendants respectively filed motions with the Ninth Circuit Court of Appeals for a stay of the mandate, pending the filing of a petition for writ of certiorari in the United States Supreme Court. The Ninth Circuit Court of Appeals granted these motions by orders dated January 25 and January 26, 2011, and stayed the mandate for ninety days, pending the filing by plaintiff and the underwriter defendants of their respective petitions for writ of certiorari in the United States Supreme Court. The appeal and cross appeal may be subject to further proceedings, including a petition for writ of certiorari in the United States Supreme Court, and related proceedings. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters.
The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2011, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
Facilities Leases
The Company leases its corporate headquarters, located in Alviso, California, comprising a total of 177,254 square feet of office space. The corporate headquarters houses our administrative, sales and marketing, customer service, and product development activities, under a lease that expires on January 31, 2017. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois. The leases generally provide for base monthly payments with built-in base rent escalations periodically throughout the lease term. All the Company's property leases are deemed operating leases.
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2011, 2010, and 2009 was $2.2 million, $2.3 million, and $2.3 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2011, 2010, and 2009 were $3.4 million, $3.5 million, and $3.0 million, respectively. Future minimum operating lease payments as of January 31, 2011, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2012	$2,518
2013	2,661
2014	2,746
2015	2,858
2016	2,762
Thereafter	2,716

Total	$16,261

11. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The terms of the 1999 Plan allow individuals to early exercise options granted prior to August 8, 2001 from the date of grant, prior to full vesting. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2011, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.

1999 Non-Employee Directors’ Stock Option Plan
In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan “the Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2011 all unissued shares under 1999 Non-Employee Directors’ Stock Plan have expired.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“the Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2011, the total number of shares reserved for issuance under this plan is 8,500,000. As of January 31, 2011, 2,783,141 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (“the 2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 10,388,134. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. As of January 31, 2011, 5,239,335 shares remain available for future stock based award grants.
In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information for the twelve months ended January 31, 2011, 2010, and 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2008	22,062	$6.91	6.76	$54,245
Grants	2,258	8.65
Exercises	(1,774)	5.21
Forfeitures or expirations	(1,479)	7.17
Outstanding at January 31, 2009	21,067	$7.22	6.23	$18,453
Grants	403	9.71
Exercises	(6,195)	6.13
Forfeitures or expirations	(356)	8.50
Outstanding at January 31, 2010	14,919	$7.71	5.60	$31,216
Grants	3,144	8.23
Exercises	(4,319)	7.05
Forfeitures or expirations	(1,076)	18.06
Outstanding at January 31, 2011	12,668	$7.19	5.54	$32,453
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $9.67 as of January 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $35.6 million, $22.4 million, and $5.3 million for the twelve months ended January 31, 2011, 2010, and 2009, respectively.
The following table summarizes information about options outstanding at January 31, 2011:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 2.67 - $ 5.97	704,555	3.71	$4.46	682,243	$4.42
$ 5.98 - $ 6.18	2,772,969	6.01	$6.18	2,014,839	$6.17
$ 6.23 - $ 6.51	613,444	4.73	$6.46	609,372	$6.46
$ 6.52 - $ 6.52	2,000,834	4.41	$6.52	2,000,834	$6.52
$ 6.53 - $ 7.18	1,313,786	4.62	$6.80	1,224,308	$6.79
$ 7.22 - $ 7.41	809,878	6.07	$7.36	193,394	$7.33
$ 7.49 - $ 7.49	1,415,000	6.39	$7.49	96,865	$7.49
$ 7.50 - $ 8.94	1,917,142	6.73	$8.67	887,998	$8.68
$ 8.95 - $ 17.16	1,108,176	5.60	$10.33	368,265	$10.25
$ 18.17 - $ 18.17	12,000	6.22	$18.17	—	$—
Total	12,667,784	5.54	$7.19	8,078,118	$6.73
Net cash proceeds from the exercise of stock options were $30.5 million, $38.0 million, and $9.2 million for the twelve months ended January 31, 2011, 2010, and 2009, respectively. Information regarding stock options outstanding at January 31, 2011 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	12,668	$7.19	5.54	$32,453
Shares vested and expected to vest*	12,152	$7.15	5.51	$31,577
Shares exercisable	8,078	$6.73	5.04	$23,978

*	Options outstanding that are expected to vest are net of estimated future option forfeitures
Restricted Stock Awards (RSAs) / Restricted Stock Units (RSUs)
The Company had 4,650,000 RSAs and RSUs outstanding as of January 31, 2011, which were excluded from the options outstanding balances in the preceding tables. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. The total aggregate grant date fair value was $46.6 million. Aggregate intrinsic value of RSAs and RSUs at January 31, 2011 was $45.0 million based on the Company’s closing stock price on January 31, 2011. The total fair value of RSAs and RSUs vested was $8.2 million, $6.5 million, and $2.4 million for the twelve months ended January 31, 2011, 2010, and 2009, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2011, 2010, and 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2008	912	$6.35
Granted	1,275	$8.86
Vested	(336)	$7.06
Forfeited	(126)	$8.69
Unvested stock at January 31, 2009	1,725	$7.89
Granted	3,938	$7.53
Vested	(921)	$7.05
Forfeited	(275)	$7.51
Unvested stock at January 31, 2010	4,467	$7.77
Granted	1,417	$15.76
Vested	(1,005)	$8.15
Forfeited	(229)	$9.63
Unvested stock at January 31, 2011	4,650	$10.03
Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of our common stock. The fair value of these 300,000 shares of performance-based restricted stock units was estimated using Monte Carlo analysis. Total compensation cost recognized related to these performance-based awards was approximately $398,000 and $586,000 for the fiscal year ended January 31, 2011 and 2010, respectively. As of January 31, 2011, $485,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 3.00 years.
Performance-Based Stock Options Grants
In fiscal 2011, the Company granted 640,000 options with performance-based vesting to certain executive officers. These options would vest only if specific performance goals set forth for each optionee are achieved. Each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The estimated fair value of these performance-based stock options was $2.4 million using the Black-Scholes option pricing model. No compensation cost related to these performance-based stock options was recognized for the fiscal year ended January 31, 2011. The remaining weighted-average period over which these performance-based stock options may vest is 4.04 years.
12. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (“the Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan from inception through January 31, 2011.
13. ADOPTION OF STOCKHOLDER RIGHTS PLAN
On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. On January 26, 2010, TiVo amended the Rights Plan for the third time to add the defined term “Designated Holder” for the purpose of providing a limited exemption to BlackRock Inc. and its subsidiaries and affiliates (“BlackRock”) from the definition of “Acquiring Person” under the Rights Plan. This limited exemption permits BlackRock to become the beneficial owner of up to 16.99% of the common stock of TiVo then outstanding without becoming an Acquiring Person (as defined in the Rights Plan) rather than the 14.99% threshold otherwise applicable. BlackRock will be deemed a Designated Holder until the earliest of (a) such time as BlackRock ceases to beneficially own 10% or more of the common stock of TiVo, (b) BlackRock Inc. or any parent entity is subject to a change of control or (c) BlackRock reports or is required to report on Schedule 13D (or any successor or comparable report) its beneficial ownership of common stock of TiVo. On March 23, 2010, TiVo amended the Rights Plan for the fourth time to update the definitions of “Beneficial Ownership” and “Acquiring Person” so that the definitions of these terms more closely track current investor activities in United States securities markets. On December 16, 2010, TiVo amended the Rights Plan a fifth time to extend the expiration date of the Rights Plan from January 9, 2011 to the close of business on the date that is six months after the date that a final, non-appealable order or judgment is entered in connection with the Company's litigation with EchoStar Communications Corporation which fully resolves all outstanding material issues and any judgment(s) that may be executed thereon.
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
14. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2011, 2010, and 2009, respectively is as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(In thousands)
Cost of service revenues	$792	$1,098	$903
Cost of technology revenues	2,260	2,319	2,071
Research and development	8,531	8,604	8,805
Sales and marketing	3,683	2,567	2,089
General and administrative	10,176	10,766	9,552
Deferred cost of technology revenues	287	—	—
Stock-based compensation before income taxes	$25,729	$25,354	$23,420
Income tax benefit	—	—	—
Total stock-based compensation	$25,729	$25,354	$23,420
No income tax benefit was realized from stock option exercises during the twelve months ended January 31, 2011, 2010, and 2009, respectively. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
As of January 31, 2011, $13.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.79 years. As of January 31, 2011, $28.8 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.44 years.
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
The assumptions used for the twelve months ended January 31, 2011, 2010, and 2009, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2011	2010	2009	2011	2010	2009
Expected life (in years)	0.74	0.70	0.57	4.59	4.42	5.37
Volatility	66%	93%	77%	62%	69%	74%
Average risk free interest rate	0.34%	1.52%	2.02%	2.30%	2.02%	3.30%
Dividend Yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value during the period	$3.11	$3.25	$2.80	$4.29	$5.30	$5.58

15. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Fiscal Year ended January 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$(84,512)	$(23,036)	$104,111
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	203	409	(1,035)
Comprehensive income (loss)	$(84,309)	$(22,627)	$103,076

16. INCOME TAXES
Income tax (benefit) provision was $164,000, $(1.0) million, and $1.3 million, in fiscal years 2011, 2010, and 2009, respectively. The income tax expense in fiscal year 2011 is primarily due to state income taxes and withholding taxes in foreign jurisdictions. The income tax benefit in fiscal year 2010 is due to a refund of previously paid Alternative Minimum Tax (“AMT”) and refundable research credits. The income tax expense in fiscal year 2009 relates to federal AMT, state income taxes, and foreign withholding taxes.

	Fiscal Year Ended January 31,
Current Expense	2011	2010	2009
Federal	$—	$(1,136)	$595
State	51	91	714
Foreign	113	21	19
Total	$164	$(1,024)	$1,328
The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(in thousands)
Federal tax at statutory rate	$(29,522)	$(8,421)	$(36,904)
State taxes	51	91	219
Foreign withholding tax	113	21	19
Utilization of net operating losses	—	—	(21,507)
Net operating loss and temporary differences for which no tax benefit was realized	26,260	8,705	(18,264)
Stock based compensation	(91)	(1,905)	2,367
Refundable research tax credits	—	(288)	(229)
Federal and state alternative minimum taxes	—	(827)	1,193
Non-deductible compensation expense	3,305	1,542	420
Non-deductible expenses and other	48	58	206
Total tax expense	$164	$(1,024)	$(72,480)
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2011	2010
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$177,546	$155,353
Research and alternative minimum tax credits	22,081	15,418
Deferred revenue and rent	13,532	13,291
Capitalized research	19,714	26,478
Stock based compensation	12,473	11,686
Other	12,224	10,915
Total deferred tax assets	257,570	233,141
Valuation allowance	(257,570)	(233,141)
Net deferred tax assets:	$—	$—
Realization of deferred tax assets is dependent upon generation of sufficient future taxable income, the timing and amount of which are uncertain. Accordingly, Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance was an increase of $24.4 million and $10.1 million for the years ended January 31, 2011 and January 31, 2010, respectively.
As of January 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $572.2 million and $325.1 million respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $54.9 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.
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
The federal net operating loss carryforwards expire beginning in fiscal year ending 2019 through 2031. The state net operating loss carryforwards expire beginning in fiscal year 2012 through 2031. As of January 31, 2011, unused research and development tax credits of approximately $15.2 million and $19.9 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by fiscal 2020. California research and experimental tax credits carry forward indefinitely until utilized.
On December 17, 2010, President Obama signed into legislation, The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which retroactively reinstated the research credit for amounts paid or incurred from January 1, 2010 through December 31, 2011. Prior to enactment of this legislation, the federal research credit had expired for amounts paid or incurred after December 31, 2009. The Company has generated federal research credits of approximately $5.0 million for fiscal year ended January 31, 2011.
On November 6, 2009, President Obama signed into legislation, the Worker, Business assistance Act (“HR 3548”), which allows companies a five year net operating loss carryback instead of a normal two year loss carryback, for losses generated either in tax year 2008 or 2009 to offset taxes paid in those preceding years, including alternative minimum taxes paid. The Company elected to carryback its tax year 2009 losses and claim a cash refund for the alternative minimum taxes paid in tax year 2008 of approximately $800,000.
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
On October 19, 2010, Governor Schwarzenegger signed into legislation, S.B. 858 which suspended net operating losses for tax years 2010 and 2011. This is in addition to Assembly Bill 1452, which was signed into legislation on September 23, 2008 and suspended for two years the deduction for net operating losses (NOLS) on a California tax return. Accordingly, a deduction for net operating loss carryovers will not be allowed for the Company's tax years 2008 through 2011. Also, Assembly Bill 1452 places restrictions on the amount of allowable credit a company can utilize for the tax year 2008 and 2009. Under the new California legislation a taxpayer cannot use otherwise allowable credit to reduce below 50% its "net tax". Credits affected by this limitation include the research and development credits, the enterprise zone credits, and the low-income housing credit. SB 8585 does not include this credit limitation for tax years 2010 and 2011.
The Company adopted the provisions for accounting for uncertainty in income taxes as of February 1, 2007. At implementation, the Company had approximately $7.5 million of unrecognized tax benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2011	2010	2009
	(in thousands)
Beginning Balance	$7,345	$9,572	7,960
Additions based on tax positions related to current year	2,609	2,163	1,212
Additions for tax positions in prior years	—	28	400
Reduction for tax positions of prior years	(1,209)	(4,418)	—
Ending Balance	$8,745	$7,345	9,572
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $231,000 at January 31, 2011. The remaining unrecognized tax benefits at January 31, 2011 would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not expect that there will be a significant increase or decrease of the total amount unrecognized tax benefits within the next 12 month.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company accrued approximately $13,000 of interest or penalties related to unrecognized tax benefits recorded through January 31, 2011.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2007 – 2011

California	2006 – 2011
However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.
17. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.
The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year ended January 31,
	2011	2010	2009

Numerator:
Net income (loss)	$(84,512)	$(23,036)	$104,111
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	113,490	106,182	100,390
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	2,206
Denominator for diluted net income (loss) per common share	113,490	106,182	102,596
Basic net income (loss) per common share	$(0.74)	$(0.22)	$1.04
Diluted net income (loss) per common share	$(0.74)	$(0.22)	$1.01
The weighted average number of shares outstanding used in the computation of basic and diluted net loss in fiscal year 2011 and fiscal year 2010 per share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	As of January 31,
	2011	2010	2009
Unvested restricted stock	4,649,998	4,467,429	870,878
Options to purchase common stock	12,667,784	14,918,906	13,119,600
Potential shares to be issued from ESPP	82,543	46,922	—
Total	17,400,325	19,433,257	13,990,478

18. COMCAST AGREEMENT
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
Acceptance of the delivery of the TiVo service software solution by Comcast occurred on June 27, 2007 and the TiVo service has launched in its initial market. Comcast accepted the TiVo advertising management system on March 31, 2008. Our statements of work with Comcast provided for continued funding for engineering services for the development of additional releases of the TiVo-branded, TiVo-service enabling software for the Comcast DVR platforms and to enable such software on other Comcast DVR platforms and such funding terminated on December 31, 2010. Revenue from this additional engineering work is recognized using the percentage-of-completion method. During the twelve months ended January 31, 2011 and 2010, the Company recognized $12.3 million and $16.7 million, respectively in technology revenues and $4.6 million and $10.1 million, respectively in cost of technology revenues.
19. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV INC.
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
Due to uncertainties over the ultimate profit margin on the development work, the Company recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs not to exceed the amount that the Company has the contractual right to bill DIRECTV upon the meeting of certain milestones under TiVo's revenue recognition policies. During the twelve months ended January 31, 2011 and 2010, the Company recognized $6.5 million and $8.9 million in technology revenues and $6.5 million and $8.9 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.
In accordance with TiVo's revenue recognition policies, the Company has deferred costs of approximately $3.7 million related to development work for DIRECTV. These costs are recorded on TiVo's consolidated balance sheets under deferred cost of technology revenues, current at January 31, 2011. These costs will be recognized when related revenues are recognized.
20. SUBSEQUENT EVENTS
On March 10, 2011, the Company issued convertible notes with the aggregate principal amount of $150 million and received approximately $145.1 million in proceeds. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. TiVo has granted the initial purchaser of the notes an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes exercisable at any time on or before April 7, 2011.
The notes will be convertible at any time, at the option of the holders, into shares of TiVo's common stock at an initial conversion rate of 89.6359 shares per $1,000 principal amount of notes. At the initial conversion rate, the initial conversion price will be approximately $11.16 per share. In addition, following certain corporate transactions that occur prior to the maturity date, TiVo will, in certain circumstances, increase the conversion rate for a holder that elects to convert its notes in connection with such a corporate transaction.

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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and Rule 15d-15(f) during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s report on internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2011. Management reviewed the results of its assessment with our Audit Committee.
KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2011, which is included herein.
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
On March 10, 2011, the Company issued convertible notes with the aggregate principal amount of $150 million and received approximately $145.1 million in proceeds. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. TiVo has granted the initial purchaser of the notes an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes exercisable at any time on or before April 7, 2011.
The notes will be convertible at any time, at the option of the holders, into shares of TiVo's common stock at an initial conversion rate of 89.6359 shares per $1,000 principal amount of notes. At the initial conversion rate, the initial conversion price will be approximately $11.16 per share. In addition, following certain corporate transactions that occur prior to the maturity date, TiVo will, in certain circumstances, increase the conversion rate for a holder that elects to convert its notes in connection with such a corporate transaction.

PART III.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditor Fees and Services.”

PART IV.

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

4.4
Third Amendment to Rights Agreement, dated as of January 26, 2010, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Registrant's Annual Report on Form 10-K filed on March 31, 2010).

4.5
Fourth Amendment to Rights Agreement, dated as of March 23, 2010, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K filed on March 31, 2010).

4.6
Fifth Amendment to Rights Agreement, dates as December 16, 2010, between TiVo Inc. and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 2010).

4.7
Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K/A filed on January 19, 2001).

4.8
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

10.13*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2008).

10.14*
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

10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K filed on March 31, 2010).

10.17*	Form of Vice President Change of Control Terms and Conditions Agreement (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K filed on March 31, 2010).

10.18+
Marketing Agreement between DIRECTV, Inc. and TiVo Inc., dated April 13, 1999 (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1 (SEC File No. 333-83515)).

10.19+	Letter Agreement, dated as of September 28, 2001, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.22+	Letter Agreement, dated as of January 7, 2002, between TiVo Inc. and DIRECTV, Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

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

10.45
Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K filed on March 31, 2010).

10.46*
Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 22, 2011).

10.47*	Summary of TiVo Inc. Fiscal Year 2010 Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-K filed on April 2, 2009).

10.48*	Summary of TiVo Inc. Fiscal Year 2011 Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on May 4, 2010).

10.49+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 3, 2002).

10.50+
First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on May 1, 2003).

10.51+
Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on July 30, 2003).

10.52+
Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004).

10.53+
Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).

10.54+
Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.41 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.55
Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.56+
Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on June 11, 2007).

10.57
Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 9, 2005).

10.58+
Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).

10.59+
Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on September 8, 2010).

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

10.69+
Letter Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of March 22, 2010 (incorporated by reference to Exhibit 10.2 of the registrant's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on September 8, 2010).

10.70++	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010 (filed herewith).

10.71*	Third Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, dated as of February 1, 2010 (incorporated by reference to the Registrant's Form 10-Q filed on June 9, 2010).

10.72*
Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008 (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2008).

10.73+
Licensing and Marketing Agreement, effective as of March 15, 2005, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K filed on April 15, 2005).

10.74
First Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).

10.75+
Second Amendment to the Licensing and Marketing Agreement, effective as of October 23, 2006, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.1 the registrant’s Quarterly Report on Form 10-Q filed on December 11, 2006).

10.76+
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

10.78+
Fifth Amendment to the Licensing and Marketing Agreement, effective as of February 15, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation (incorporated by reference to Exhibit 10.63 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.79+
Sixth Amendment to the Licensing and Marketing Agreement, effective as of March 27, 2008, between TiVo Inc., Comcast STB Software DVR, LLC, and Comcast Corporation. (incorporated by reference to Exhibit 10.64 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008).

10.80*
Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on September 9, 2010).

10.81*
Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010 (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed on September 9, 2010).

10.82	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee (filed herewith).

10.83	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee (filed herewith).

14.1	TiVo Code of Conduct, as amended March 25, 2009 (incorporated by reference to Exhibit 14.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

31.1
Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 11, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 11, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 11, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 11, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date:	March 11, 2011	/S/ THOMAS ROGERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS ROGERS Thomas Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 11, 2011

/S/ ANNA BRUNELLE Anna Brunelle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/S/ PETER AQUINO Peter Aquino	Director	March 11, 2011

/S/ WILLIAM CELLA William Cella	Director	March 11, 2011

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 11, 2011

/S/ J. HEIDI ROIZEN J. Heidi Roizen	Director	March 11, 2011

/S/ JOSEPH UVA Joseph Uva	Director	March 11, 2011

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 11, 2011