Form 10-Q
period 2011-04-30
TIVO INC
filed 2011-06-06
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 120,716,313 as of May 31, 2011.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2011

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

•
our intention and ability to protect our intellectual property, the cost of prosecuting or defending our intellectual property through litigation, the outcome of related litigations and the strength and future value of our intellectual property;

•
our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities and consumer offers, including our current subsidized hardware pricing and related increase in subscription pricing and their impact on our hardware revenues, service revenues, total acquisition costs as well as sales and marketing, subscription acquisition costs, and ARPU;

•
our estimates of the useful life of TiVo-enabled DVRs in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers and our expectations with respect to future gross additions in our TiVo-Owned subscriptions as well as MSOs/Broadcasters' subscriptions;

•	our expectations related to future advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our future earnings including expected future service revenues from future TiVo-Owned subscriptions and future service and technology revenues from multiple system operators (MSOs)/Broadcasters;

•
our expectations of the growth in the future digital video recorder (“DVR”) and advanced television services market, including our expectations regarding competition and consumer acceptance of alternatives to our products, including cable Video On Demand ("VOD"), streaming VOD from the internet, and network DVRs;

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

•
our expectations with respect to the timing of future development and deployment, including future subscription growth or attrition and future technology and service revenues, with our distribution partners such as Virgin Media Limited (U.K.), Suddenlink (U.S.), Charter Communications (U.S.), Cableuropa S.A.U.

(“ONO”) in Spain, Canal Digital (Scandinavia), Comcast (U.S.), RCN (U.S.), DIRECTV (U.S.) and Cablevision (Mexico);

•
our expectations regarding our future increases in research and development spending and our associated ability to remain competitive and a technology innovator in advanced television solutions beyond the DVR;

•	future increases and/or decreases in our general and administrative expenses, including expenditures related to lawsuits involving us;

•	future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners;

•
future increases in our operating expenses, including increases litigation expenses, sales and marketing and subscription acquisition costs, including our ability to retain and hire key management employees and software engineers;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2011	January 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,979	$71,221
Short-term investments	189,248	138,216
Accounts receivable, net of allowance for doubtful accounts of $500 and $275, respectively	191,794	16,011
Inventories	16,663	13,228
Deferred cost of technology revenues, current	13,359	13,760
Prepaid expenses and other, current	8,435	6,983
Total current assets	581,478	259,419
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $46,258 and $44,682, respectively	10,668	10,229
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $15,768 and $15,110, respectively	6,579	6,956
Deferred cost of technology revenues, long-term	5,821	2,100
Prepaid expenses and other, long-term	4,922	1,224
Long-term investments	3,400	5,890
Total long-term assets	31,390	26,399
Total assets	$612,868	$285,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,185	$18,052
Accrued liabilities	30,527	30,115
Deferred revenue, current	32,471	33,792
Total current liabilities	91,183	81,959
LONG-TERM LIABILITIES
Deferred revenue, long-term	34,038	34,857
Convertible senior notes	172,500	—
Deferred rent and other long-term liabilities	284	246
Total long-term liabilities	206,822	35,103
Total liabilities	298,005	117,062
COMMITMENTS AND CONTINGENCIES (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 120,454,755 and 117,420,874, respectively and outstanding shares are 119,180,595 and 116,475,318, respectively	120	117
Treasury stock, at cost - 1,274,160 shares and 945,556 shares, respectively	(11,845)	(8,660)
Additional paid-in capital	966,705	956,947
Accumulated deficit	(640,200)	(779,225)
Accumulated other comprehensive income (loss)	83	(423)
Total stockholders’ equity	314,863	168,756
Total liabilities and stockholders’ equity	$612,868	$285,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2011	2010
Revenues
Service revenues	$33,334	$36,244
Technology revenues	5,503	6,973
Hardware revenues	6,915	18,169
Net revenues	45,752	61,386
Cost of revenues
Cost of service revenues	8,800	10,403
Cost of technology revenues	7,020	5,021
Cost of hardware revenues	8,853	19,219
Total cost of revenues	24,673	34,643
Gross margin	21,079	26,743
Research and development	27,228	18,628
Sales and marketing	6,337	7,760
Sales and marketing, subscription acquisition costs	1,233	3,191
General and administrative	22,452	11,697
Litigation Proceeds	(175,716)	—
Total operating expenses	(118,466)	41,276
Income (loss) from operations	139,545	(14,533)
Interest income	3,163	369
Interest expense and other income (expense)	(2,624)	(2)
Income (loss) before income taxes	140,084	(14,166)
Benefit from (provision for) income taxes	(1,059)	(34)
Net income (loss)	$139,025	$(14,200)

Net income (loss) per common share
Basic	$1.21	$(0.13)
Diluted	$1.04	$(0.13)

Income for purposes of computing net income per share:
Basic	139,025	(14,200)
Diluted	140,058	(14,200)

Weighted average common and common equivalent shares:
Basic	115,245,411	111,490,152
Diluted	134,609,476	111,490,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$139,025	$(14,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,234	2,221
Loss on disposal of fixed assets	—	42
Stock-based compensation expense	7,657	5,586
Amortization of discounts and premiums on investments	128	—
Non-cash loss on overallotment option and other non-cash interest expense	1,712	—
Utilization of trade credits	—	19
Allowance for doubtful accounts	291	32
Changes in assets and liabilities:
Accounts receivable	(176,074)	(2,719)
Inventories	(3,435)	(258)
Deferred cost of technology revenues	(3,277)	(1,450)
Prepaid expenses and other	(471)	570
Accounts payable	10,057	(567)
Accrued liabilities	412	(132)
Deferred revenue	(2,140)	(1,840)
Deferred rent and other long-term liabilities	38	24
Net cash used in operating activities	$(23,843)	$(12,672)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(120,165)	(45,775)
Sales or maturities of long-term and short-term investments	72,001	31,999
Acquisition of property and equipment	(1,939)	(1,181)
Acquisition of capitalized software and intangibles	(281)	—
Net cash used in investing activities	$(50,384)	$(14,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net	166,109	—
Proceeds from issuance of common stock related to exercise of common stock options	2,061	28,651
Treasury stock - repurchase of stock for tax withholding	(3,185)	(3,792)
Net cash provided by financing activities	$164,985	$24,859
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$90,758	$(2,770)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	71,221	70,891
Balance at end of period	$161,979	$68,121
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
The Company is subject to a number of risks, including delays in product and service developments; competitive service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as DIRECTV, RCN, Suddenlink, Charter, ONO, and Virgin Media (U.K.) for subscription growth; and the Company’s ability to sustain and grow its subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the continued national and global economic downturn and overall consumer spending decline, the Company is cautious about its subscription growth in the near term.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with: generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of April 30, 2011 and January 31, 2011 and the results of operations for the three month periods ended April 30, 2011 and 2010 and condensed consolidated statements of cash flows for the three month periods ended April 30, 2011 and 2010 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2011. Operating results for the three month period ended April 30, 2011 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2012.
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and multiple system operators and broadcasters (“MSOs”) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. Service revenue is recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
The Company's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with MSOs which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs, and TiVo service; and bundled sales of advertising and audience research measurement services.
In October 2009, the Financial Accounting Standards Board (“FASB”) amended accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using its best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
The Company adopted this guidance at the beginning of its first quarter of fiscal year 2012 on a prospective basis for applicable transactions originating or materially modified after January 31, 2011. The Company applies and will continue to apply the previous applicable accounting guidance for continuing arrangements that originated prior to the adoption date of February 1, 2011. The adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements. The Company currently does not expect changes in the Company's products, services, bundled arrangements or pricing practices that could have a significant impact on the consolidated financial statements in periods post adoption; however, this may change in the future.
The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its BESP for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for the respective element. However, revenue recognized for each deliverable is limited to amounts that are not contingent on future performance for other deliverables in the arrangement.
Consistent with its methodology under previous accounting guidance, if available, the Company determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. The Company currently estimates selling prices for its PCS, training, TiVo-enabled DVRs for MSOs and TiVo service for consumers based on VSOE of fair value.
In some instances, the Company may not be able to obtain VSOE of fair value for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, the Company's offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, the Company sells TiVo-enabled DVRs to consumers whereas its competitors usually lease them to their customers. Therefore, the Company is typically not able to obtain TPE of selling price.
When the Company is unable to establish a selling price using VSOE or TPE, which is generally the case for sales of TiVo-enabled DVRs to consumers and advertising and audience research measurement services, the Company uses its BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. BESP is generally used for offerings that are not typically sold on a standalone basis or for new or highly customized offerings.
The Company establishes pricing for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
TiVo-enabled DVRs and TiVo service
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
VSOE of fair value for the subscription services is established based on standalone sales of the service and varies by service period. The Company is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that the Company would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
Subscription revenues from product lifetime subscriptions are recognized ratably over the Company's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. The Company continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company's current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
End users have the right to cancel their subscription within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.
Arrangements with MSOs
The Company has two different types of arrangements with MSOs under technology deployment and engineering services agreements. The Company's arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, and TiVo service.
In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, TiVo service hosting, associated maintenance and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. The Company has established VSOE for training, DVRs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective element.
In arrangements where the Company does not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, the Company recognizes revenue under industry specific software revenue recognition guidance. Under this guidance, such arrangements are accounted for using the percentage-of-completion method or a completed-contract method. The percentage-of-completion method is used if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion and the arrangement as a whole is reasonably expected to be profitable. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known.
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.
If the Company cannot be reasonably assured that no loss will be incurred under the arrangement, the

Company will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. When advertising and audience measurement services are sold in packages customized for each campaign, they generally lasts for up to three months. Because of the significant customization of offerings, the Company historically has not been able to obtain VSOE for each element in the package. Accordingly, the Company would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, the Company can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.
Hardware Revenues
Hardware revenues represent revenues from stand-alone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.
Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo's policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. TiVo's policy for market development funds is to reduce revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.
3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of April 30, 2011	January 31, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$2,881	$4,362
Cash equivalents:
Certificate of deposit	5,000	—
Commercial paper	37,689	40,189
Money market funds	116,409	26,670
Total cash and cash equivalents	161,979	71,221
Marketable securities:
Certificate of deposit	32,765	25,607
Commercial paper	57,587	24,473
Corporate debt securities	55,593	42,897
US agency securities	18,077	23,083
US Treasury securities	20,127	5,023
Foreign government securities	—	12,035
Variable-rate demand notes	2,600	2,600
Asset-backed securities	2,499	2,498
Current marketable securities	189,248	138,216
Auction rate securities	—	2,490
Non-current marketable securities	—	2,490
Total marketable securities	189,248	140,706
Other investment securities:
Other investment securities - cost method	3,400	3,400
Total other investment securities	3,400	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$354,627	$215,327
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, and foreign corporate and government securities, all of which are classified as available-for-sale.
Other Investment Securities
TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment. See Note 4. "Fair Value" for additional information on the impairment assessment of the investment.
Contractual Maturity Date
The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	April 30, 2011	January 31, 2011
	(in thousands)
Due within 1 year	$140,562	$123,631
Due within 1 year through 5 years	48,686	14,585
Due within 5 years through 10 years	—	—
Due after 10 years	—	2,490
Total	$189,248	$140,706

Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of April 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$32,755	$13	$(3)	$32,765
Commercial paper	57,576	11	—	57,587
Corporate debt securities	55,580	37	(24)	55,593
US agency securities	18,067	10	—	18,077
US Treasury securities	20,090	37	—	20,127
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	—	2,499
Total	$189,167	$108	$(27)	$189,248

	As of January 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$25,600	$7	$—	$25,607
Commercial paper	24,471	2	—	24,473
Corporate debt securities	42,847	50	—	42,897
US agency securities	23,074	11	(2)	23,083
US Treasury securities	5,009	14	—	5,023
Foreign government securities	12,030	5	—	12,035
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	(1)	2,498
Auction rate securities	3,000	—	(510)	2,490
Total	$141,130	$89	$(513)	$140,706

The available-for-sale investments that were in an unrealized loss position as of April 30, 2011 and January 31, 2011, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of April 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$7,996	$(3)	$—	$—	$7,996	$(3)
Corporate debt securities	12,226	(24)	—	—	12,226	(24)
Total	$20,222	$(27)	$—	$—	$20,222	$(27)

	As of January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
US Treasury securities	5,088	(2)	—	—	5,088	(2)
Asset-backed securities	2,498	(1)	—	—	2,498	(1)
Auction rate securities	—	—	2,490	(510)	2,490	(510)
Total	$7,586	$(3)	$2,490	$(510)	$10,076	$(513)
4. FAIR VALUE
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of April 30, 2011 and January 31, 2011.

	As of April 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$37,689	$—		$37,689	$—
Certificate of deposit	5,000	5,000
Money market funds	116,409	116,409		—	—
Short-term investments:
Certificate of deposit	32,765	32,765			—
Commercial paper	57,587			57,587	—
Corporate debt securities	55,593			55,593	—
US agency securities	18,077			18,077	—
US Treasury securities	20,127	20,127			—
Variable-rate demand notes	2,600			2,600	—
Asset-backed securities	2,499				2,499
Total	$348,346	$174,301		$171,546	$2,499

	As of January 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$40,189	$—		$40,189	$—
Money market funds	26,670	26,670		—	—
Short-term investments:
Certificate of deposit	25,607	25,607			—
Commercial paper	24,473	—		24,473	—
Corporate debt securities	42,897	—		42,897	—
US agency securities	23,083	—		23,083	—
US Treasury securities	5,023	5,023		—	—
Foreign government securities	12,035	—		12,035	—
Variable-rate demand notes	2,600	—		2,600	—
Asset-backed securities	2,498	—		—	2,498
Long-term investments:
Auction rate securities	2,490	—		—	2,490
Total	$207,565	$57,300	1	$145,277	$4,988

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended April 30, 2011 and January 31, 2010 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2011	$2,490	$2,499	$4,989
Transfer into Level 3	—	—	—
Purchases	—		—
Sales	2,490	—	(2,490)
Balance, April 30, 2011	$—	$2,499	$2,499

Auction Rate Securities

As of January 31, 2010	$4,112
Transfer into Level 3	—
Total unrealized gains included in accumulated other comprehensive loss	36

Balance, April 30, 2010	$4,148

Marketable securities measured at fair value using Level 3 inputs are comprised of asset-backed and auction rate securities. Asset-backed securities values are based on non-binding broker provided price quotes and may not have been corroborated by observable market data. There were no transfers in and out of Level 1 or 2. During the quarter ended April 30, 2011 we sold our remaining auction rate securities at par value of $3.0 million.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investment was $3.4 million as of April 30, 2011 and January 31, 2011. No events or circumstances indicating a potential impairment were identified as of April 30, 2011 or January 31, 2011.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at April 30, 2011 was $172.5 million and the fair value was $193.6 million, respectively. There was no debt as of the fiscal year ended January 31, 2011. Refer to Note 6. "Convertible senior notes" for additional information.
5. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of April 30, 2011 and January 31, 2011, the accrued warranty reserve was $229,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of April 30, 2011, the extended warranty deferred revenue and cost was $909,000 and $275,000, respectively. As of January 31, 2011, the extended warranty deferred revenue and cost was $891,000 and $269,000, respectively.
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
Legal Matters
Intellectual Property Litigation. On April 29, 2011, TiVo Inc. (“TiVo”), on the one hand, and DISH Network Corporation (“DISH”) and EchoStar Corporation (“EchoStar”), on the other hand, entered into a Settlement and Patent License Agreement (the “Agreement”), pursuant to which the parties released all claims against each other with respect to all outstanding litigation between them, and certain other potential claims, including any challenges by either party to the other party's patents related to DVR-technology covered by the license, and provided the other party with a license to certain patents owned by each party. The Agreement resolves all outstanding litigation between TiVo and EchoStar, including TiVo's complaint against EchoStar filed on January 5, 2004 in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled "Multimedia Time Warping System (the “'389 Patent”), the May 30, 2008 complaint filed by Dish Network Corporation and its related entities against TiVo in the U.S. District Court for the District of Delaware for declaratory relief that Dish's unspecified digital video recorders do not infringe TiVo's 389 patent, and the April 29, 2005, complaint filed by EchoStar Technologies Corporation against TiVo and Humax USA, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,774,186 ("Interruption Tolerant Video Program Viewing"), 6,529,685 B2 ("Multimedia Direct Access Storage Device and Formatting Method"), 6,208,804 B1 ("Multimedia Direct Access Storage Device and Formatting Method") and 6,173,112 B1 ("Method and System for Recording In-Progress Broadcast Programs"). Please see TiVo's latest annual report filed on Form 10-K for the fiscal year ended January 31, 2011 for a description of each of these litigations.

Under the Agreement, EchoStar and DISH agreed to pay TiVo $500.0 million in cash, and the releases and respective licenses were made effective and dismissals of litigation filed with the appropriate courts after the initial payment of $300.0 million was received by TiVo on May 2, 2011. The remaining $200.0 million will be paid to TiVo in equal annual installments of approximately $33.3 million from 2012 until 2017. Refer to Note 9. "Dish Network" for additional information.
Pursuant to the Agreement, TiVo granted EchoStar a license to the '389 Patent including specified related patents and patent applications to design, make and sell certain DVR products solely for DISH and two small international customers. TiVo granted DISH a license to its '389 patent, including specified related patents and patent applications, with respect to DISH-branded and co-branded products and services. EchoStar granted TiVo a license to U.S. Patent Nos. 6,208,804, 6,529,685, 5,721,878, 5,721,815, and 5,751,883 including specified related patents and patent applications for TiVo-branded, co-branded or ingredient branded products and services.
The Agreement expires at the end of the remaining life of the '389 patent in 2018. In addition, the Agreement, including the respective licenses granted pursuant to the Agreement, may be terminated in whole or in part under certain circumstances with respect to a party such as upon a material breach by a party of its obligations under the agreement (including but not limited to a failure to make timely payment).
On June 4, 2010, the United States Patent and Trademark Office (the "USPTO") issued a final office action in a second reexamination filed by EchoStar preliminarily rejecting Claims 31 and 61 of U.S. Patent No. 6,233,389 as obvious in light of two references previously considered by the USPTO in the first reexamination. On October 6, 2010, the Company was notified by the USPTO that the USPTO had issued a final notice in its second reexamination of U.S. Patent No. 6,233,389, re-confirming the validity of all the patent's claims at issue. On Feb. 15, 2011 the the USPTO issued a reexamination certificate (Number US 6,233,389 C2) confirming the validity of all of the patent claims at issue during the reexamination proceeding. This decision is final and is not appealable by the party who requested the reexamination.
On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"), 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"), and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T Inc., and on March 31, 2010 the district court granted Microsoft's motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T. On September 17, 2010, the court issued an order denying AT&T's motion to transfer. On June 1, 2012, the judge conducted a claim construction hearing on the patents asserted by TiVo against AT&T. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"), 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"), 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"), 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"), 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On June 1-2, 2012, the judge conducted a claim construction hearing on the patents asserted by TiVo against Verizon and the patents asserted by Verizon against TiVo. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its Answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. . This litigation has been stayed. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
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
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the Commission: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the International Trade Commission investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the Complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. The Company intends to defend this action and the action before the Commission vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.

On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T") filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"), 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"), 6,118,976 ("Asymmetric Data Communications System"), and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T filed an Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its Answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T in this litigation: on January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the Court issued an order granting TiVo's motion to stay. This litigation has been stayed. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against us in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents we asserted against Verizon in our August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”), 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”) and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, TiVo served its Answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a Reply to TiVo's counterclaims. A status conference was held on June 1, 2011 where the magistrate judge indicated that trial would likely be scheduled for September 2012. We expect to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Motorola, and we could be subject to an injunction preventing us from infringing Motorola's technology or otherwise affecting our business, and in any such case, our business would be harmed. No loss is considered probable or estimable at this time.
On August 25, 2010, Ganas, LLC ( "Ganas") filed a complaint against twenty-three defendants, including TiVo Inc., Sabre Holdings Corporation, DIRECTV, DISH DBS Corporation, The Charles Schwab Corporation, E*Trade Securities, LLC, Hewlett-Packard Corporation, Adobe Systems Incorporated, and others in the United States District Court for the Eastern District of Texas for infringement of the following four patents: U.S. Patent Nos. 7,136,913 ("Object oriented communication among platform independent systems across a firewall over the internet using HTTP-SOAP"); 7,325,053 ("Object oriented communication among platform-independent systems over networks using SOAP"); 7,734,756 ("Object oriented communication among platform independent systems over networks using SOAP"); and 7,007,094 ("Object oriented communications system over the internet"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On October 19, TiVo filed its answer to the Ganas complaint. On April 28, 2011, Ganas voluntarily dismissed its complaint against TiVo.
On November 9, 2010, Olympic Developments AG, LLC (“Olympic”) sued TiVo and 10 other companies alleging infringement of U.S. Patent Nos. 5,475,585 (“Transactional Processing System”) and 6,246,400 (“Device for controlling Remote Interactive Receiver”). On November 18, 2010, Olympic filed its First Amended Complaint for Patent Infringement, adding DIRECTV, Inc. as a defendant. The complaint alleges that Olympic is the exclusive licensee with respect to the Defendants of the patents allegedly infringed. The complaint alleges that TiVo has infringed, “requires and/or directs” users to infringe, and has contributed to the infringement of one of more of the claims of the '400 patent. The '400 patent has expired. On May 13, 2011, Olympic filed its Second Amended Complaint for Patent Infringement. The Company intends to defend itself vigorously in this matter. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.
On November 10, 2010, Guardian Media Technologies sued TiVo and 35 other companies in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 4,930,158 (“Selective Video Playing System”) and 4,930,160 (“Automatic Censorship of Video Programs”). The complaint alleges that Guardian Media Technologies is the owner by assignment of the patents allegedly infringed. The complaint further alleges that prior to the expiration of the patents in 2007, TiVo had infringed, contributorily infringed and/or actively induced infringement of the '158 patent and '160 patent by making, having made, installing, using, importing, providing, supplying, distributing, selling and/or offering for sale products and/or systems that infringed or, when used, infringed one or more claims of the patent. The complaint alleges that TiVo's infringement was willful. Guardian had previously sued TiVo and more than 30 other companies on the same patents in late 2008 in the U.S. District Court for the Central District of California. In June 2009, the California court dismissed Guardian's complaint against TiVo and other defendants. Guardian subsequently re-filed its complaint against TiVo in California, but then Guardian voluntarily dismissed the California complaint in late 2009. In April 2011, TiVo entered into an immaterial settlement agreement with Guardian and the Texas case was dismissed with prejudice on May 6, 2011.
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
On December 16, 2010, plaintiff filed a petition with the Ninth Circuit Court of Appeals for rehearing en banc of the Court's December 2, 2010 ruling, and the underwriter defendants filed a petition for panel rehearing or rehearing en banc. On January 18, 2011, the Ninth Circuit Court of Appeals issued an Order and Amended

Opinion, in which the Court denied the petitions for rehearing. Subsequently, plaintiff and the underwriter defendants respectively filed motions with the Ninth Circuit Court of Appeals for a stay of the mandate, pending the filing of a petition for writ of certiorari in the United States Supreme Court. The Ninth Circuit Court of Appeals granted these motions by orders dated January 25 and January 26, 2011. On April 5, 2011, plaintiff filed a petition for writ of certiorari in the United States Supreme Court, and on April 15, 2011, the underwriter defendants filed a petition for writ of certiorari in the United States Supreme Court. On May 12, 2011, Simmonds filed an opposition to the Underwriters cert petition (concerning whether the 2-year statute of limitations should be subject to tolling and under what circumstances). On May 27, 2011, the Moving Issuers filed a response to the Simmonds cert petition in the 16(b) litigation (concerning the adequacy of Simmonds pre-suit demands). The respective petitions for writ of certiorari are pending, and the appeal and cross appeal may be subject to further proceedings. The Company may incur expenses in connection with this litigation that may become material in the future and in the event there is an adverse outcome, the Company's business could be harmed. No loss is considered probable or estimable at this time.

From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of April 30, 2011, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
6. CONVERTIBLE SENIOR NOTES
On March 10, 2011 the Company issued $150.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due March 15, 2016 for which it received approximately $144.5 million in net proceeds. On March 30, 2011, the Company issued an additional $22.5 million aggregate principal amount of the convertible senior subordinated notes and received approximately $21.8 million in net proceeds pursuant to the exercise of the initial purchaser's overallotment option. The effective interest rate of these notes is not materially different than the stated interest rate of 4.00%. These notes have a conversion price of $11.16 per share of TiVo's common stock. The conversion option has no cash settlement provisions. Total issuance costs for the convertible notes and the overallotment was $6.4 million. The Company uses the straight-line method to amortize its debt issuance costs which yields a similar result as the effective interest rate method. The Company believes that the conversion option meets the scope exception because it is indexed to the Company's own stock and is classified in stockholders' equity.  Thus, the conversion option does not meet the criterion for separate accounting as a derivative.
The Company will pay 4.00% interest per annum on the outstanding principal amount of the notes semi-annually on March 15 and September 15 of each year beginning in September 2011. Interest began to accrue on March 10, 2011.  The notes are unsecured senior obligations of the Company. These notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the notes and the shares of our common stock issuable upon conversion of the notes have not been registered under the Securities Act.
The Company may not redeem the notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option. The Notes will be convertible at an initial conversion rate of 89.6359 shares of the Company's common stock per $1,000 principal amount of Notes, subject to adjustment upon certain events, which is equivalent to a conversion price of approximately $11.16 per share of the Company's common stock. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture). The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the Indenture including such events as a "change in control" or "termination of trading"). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase price.
Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the notes, including, among other events, the Company's failure to file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended, within 180 days after the time such report was required to be filed.
7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities is the diluted effect of the convertible senior notes which is calculated using the if-converted method.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2011	2010
	(in thousands, except per share amount)
Numerator:
Net income (loss)	$139,025	$(14,200)
Interest on dilutive notes	1,033	—
Net Income for purpose of computing net income per diluted share	140,058	(14,200)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	115,245	111,490
Weighted average effect of dilutive securities:
Stock options and restricted stock	3,902	—
Convertible senior notes	15,462
Denominator for diluted net income (loss) per common share	134,609	111,490
Basic net income (loss) per common share	$1.21	$(0.13)
Diluted net income (loss) per common share	$1.04	$(0.13)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss in the quarter ended April 30, 2011 and 2010 per share does not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of April 30,
	2011	2010
	(in thousands)
Unvested restricted stock	2,818	4,900
Options to purchase common stock	4,834	10,979
Potential shares to be issued from ESPP	—	314
Total	7,652	16,193

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2011 and 2010, respectively is as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands)
Cost of service revenues	$175	$132
Cost of technology revenues	563	484
Research and development	2,526	1,786
Sales and marketing	911	817
General and administrative	3,482	2,367
Deferred cost of technology revenues	43	—
Stock-based compensation before income taxes	$7,700	$5,586
Income tax benefit	—	—
Total stock-based compensation	$7,700	$5,586

9. DISH NETWORK CORPORATION
Settlement and Patent License Agreement
As discussed in Note 5. above, on April 29, 2011, TiVo entered into a Settlement and Patent License Agreement with EchoStar Corporation (“EchoStar”) and DISH Network Corporation (“DISH”).  Under the terms of the agreement, DISH and EchoStar agreed to pay TiVo $500.0 million, including an initial payment of $300.0 million received by TiVo on May 2, 2011 with the remaining $200.0 million to be distributed in six equal annual installments of $33.3 million between 2012 and 2017. TiVo, DISH, and EchoStar agreed to dismiss all pending litigation between the companies with prejudice and to dissolve all injunctions against DISH and EchoStar. The parties also granted certain patent licenses to each other. TiVo granted DISH a license under its Time Warp patent (US Pat. No. 6,233,389) and certain related patents, for the remaining life of those patents. TiVo also granted EchoStar a license under the same '389 patent and certain related patents, for the remaining life of those patents, to design and make certain DVR-enabled products solely for DISH and two international customers. EchoStar granted TiVo a license under certain DVR-related patents for TiVo-branded, co-branded and ingredient-branded products.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period April 29, 2011 until the expiration of the last to expire of the covered patents, which is July 30, 2018, (ii) an interest income component related to the past infringement, and (iii)  the settlement of all outstanding litigation and claims between TiVo and EchoStar and DISH. The proceeds of the agreement were allocated amongst the principal elements of the transaction.
The Company estimated the fair value of each element using an income approach. The significant inputs and assumptions used in this valuation included actual past and projected future subscription base, estimated DVR penetration rates, estimated market-based royalty rates, estimated risk-adjusted discount rates, and useful lives, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in these assumptions may have had a substantial impact on the fair value assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction.
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the quarter ended April 30, 2011. $321.4 million of future license royalties will be recorded as technology revenue at the lesser of the cumulative straight-line amortization over the remaining life of the patent through July 30, 2018 or the cumulative cash proceeds received. As a result, revenue from license royalties will never be recorded in excess of cash payments received.
Revenue from the agreement is expected to be recognized as follows:

Fiscal Year	Technology Revenues
(in thousands)
2012	$33,246
2013	44,328
2014	44,328
2015	44,328
2016	44,328
2017	44,328
2018	44,328
2019	22,164
Total	$321,378

10. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30,
	2011	2010
	(In thousands)
Net income (loss)	$139,025	$(14,200)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(4)	(76)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	$510	$—
Subtotal available-for-sale securities	$506	$(76)
Total comprehensive income (loss)	$139,531	$(14,276)

11. INCOME TAXES
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended April 30, 2011, the Company recorded a provision for income taxes of $1.1 million yielding an effective tax rate of 0.8%. The  income taxes are comprised primarily of state income taxes. The Company projects that it will be in a federal and state taxable income position for the year ended January 31, 2012, however the Company also estimates that it will release valuation allowance previously recorded against deferred tax assets as the deferred tax assets can be utilized against the taxable income or assessed tax. The Company continues to maintain a full valuation allowance against the remaining deferred tax as realization is dependent upon future earnings, the timing, and amount of which are uncertain.
12. SUBSEQUENT EVENTS
On May 5, 2011, TiVo Inc. and Comcast Corporation (“Comcast”) entered into a new agreement (the “VOD Agreement”) to enable TiVo subscribers with TiVo Premiere set-top boxes to access Comcast's Xfinity TV On Demand service, and concurrently, TiVo, on the one hand, and Comcast STB Software DVR LLC and Comcast, on the other hand, entered into a Mutual Termination Agreement (the “MTA”) effective May 5, 2011, which terminates the Licensing and Marketing Agreement between them having an effective date of March 15, 2005 (the “Original Agreement”). Under the VOD Agreement, TiVo and Comcast have agreed to make the Xfinity TV On Demand service accessible on TiVo Premiere set-top boxes in certain of Comcast's largest markets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 14, 2011, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 14, 2011, before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of technology and services for advanced television solutions, including digital video recorders and in the future non-DVR set-top boxes and connected televisions. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, the ability to transfer content from our DVR to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling, and an iPad application. As of April 30, 2011, there were approximately 2.0 million subscriptions to the TiVo service through our TiVo-Owned and MSO/Broadcaster businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com and, in the future, we have agreements with Comcast and Cox for them to market and provide free installation services for TiVo Premiere customers in select regions who also subscribe to Comcast's or Cox's television service in those regions. Additionally, in MSO/

Broadcaster business, we provide the TiVo service through agreements with leading satellite and cable television service providers such as DIRECTV, RCN, Cablevision Mexico, Virgin Media (U.K.), and Suddenlink (U.S.), and in the future ONO (Spain), Canal Digital (Scandinavia) and Charter Communications (U.S.). We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and are in the process of developing a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets.
Executive Overview
Fiscal year 2012
In the fiscal year ending January 31, 2012, we will continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for our existing distribution agreements. Additionally, we have been and will continue to actively protect our intellectual property. For the fiscal year ending January 31, 2012 we expect to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and globally. However, we likely will experience further net losses in our overall subscription base in fiscal year 2012. This decrease is due to continued competition and our efforts to efficiently manage the amount of retail marketing dollars we are devoting to acquisition activities. This is resulting in TiVo-Owned subscription cancellations exceeding our TiVo-Owned gross subscription additions. Additionally, we expect continued losses in our installed base of MSOs/Broadcasters subscriptions until the future launch or broad deployment of our distribution deals such as DIRECTV, Virgin, ONO, Canal Digital, and Charter, which are still in development and/or the early phases of deployment.
•As a result of the continuation of recently launched lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees), we expect to have near-term decreases in TiVo Hardware revenue leading to near term increases in total acquisition costs and subscription acquisition costs. However, we expect that this lower hardware pricing will have a positive impact on our TiVo-Owned ARPU and Service revenues over time leading to a positive impact to our financial results in the future as we start realizing higher monthly subscription fees.
•We believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we plan to increase our research and development spending from the prior year by an additional $25 million to $30 million in our current fiscal year to engage in these new technological and product developments such as but not limited to development to integrate the TiVo service onto non-DVR set-top boxes and connected televisions, development of multi-room and multi-device offerings, increasing the capacity to handle increased operator deployments and gaining more efficiency in our distribution efforts.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect our litigation expenses for our ongoing patent infringement lawsuits, which include our ongoing lawsuits involving AT&T, Verizon, Microsoft, and Motorola Mobility, to increase significantly from our most recent fiscal year ended January 31, 2011.
•We expect to continue development efforts under our existing MSO deployment agreements. To the extent that the upfront development effort is not paid for through development fees from such arrangements, but is recoverable through future service fees from the MSOs, we will defer the cost of the development and expense it in our Statement of Operations until later when related revenues from service fees are received and first recognized as technology revenues until the previously deferred costs of development are expensed. However, despite the deferral of these development costs, we do incur cash expenses associated with these development efforts resulting in potentially higher cash usage in the near term.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs/Broadcasters lines refer to subscriptions sold to consumers by MSOs/Broadcasters such as DIRECTV, Cablevision Mexico, Virgin Media (United Kingdom), RCN, Suddenlink, and Comcast (under the prior agreement with Comcast) and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
TiVo-Owned Subscription Gross Additions:	27	60	35	32	33	46	34	31
Subscription Net Additions/(Losses):
TiVo-Owned	(58)	(55)	(45)	(48)	(51)	(72)	(45)	(42)
*MSOs/Broadcasters	(30)	(168)	(67)	(77)	(45)	(59)	(269)	(104)
Total Subscription Net Additions/(Losses)	(88)	(223)	(112)	(125)	(96)	(131)	(314)	(146)
Cumulative Subscriptions:
TiVo-Owned	1,208	1,266	1,321	1,366	1,414	1,465	1,537	1,582
MSOs/Broadcasters	753	783	951	1,018	1,095	1,140	1,199	1,468
Total Cumulative Subscriptions	1,961	2,049	2,272	2,384	2,509	2,605	2,736	3,050
Fully Amortized Active Lifetime Subscriptions	307	310	282	280	282	279	237	219
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	57%	56%	56%	56%	57%	58%	58%	59%

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
TiVo-Owned subscriptions declined by 58,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.2 million subscriptions as of April 30, 2011 as compared to January 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2012.
MSOs/Broadcasters installed subscription base decreased by 30,000 subscriptions to 753,000 subscriptions as of April 30, 2011 as compared to January 31, 2011. The decrease in subscriptions is due to DIRECTV’s promotion of a competing DVR while concurrently not marketing any DVR with TiVo service, as well as the fact that our other mass distribution deals are still in the early phases of development and/or deployment. We have agreed to work with DIRECTV to develop a version of the TiVo service for DIRECTV’s broadband-enabled HD DVR platform for deployment by DIRECTV in the future. This product is currently in the acceptance testing phase with DIRECTV. We expect current MSOs/Broadcasters trends to continue until more of our deployments commence such as DIRECTV, Charter, and others and Virgin and others move into additional markets.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	April 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
Average TiVo-Owned subscriptions	1,238	1,296	1,345	1,390	1,437	1,506	1,560	1,604
TiVo-Owned subscription cancellations	(85)	(115)	(80)	(80)	(84)	(118)	(79)	(73)
TiVo-Owned churn rate per month	(2.3)%	(3.0)%	(2.0)%	(1.9)%	(2.0)%	(2.6)%	(1.7)%	(1.5)%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (2.3)% for the quarter ended April 30, 2011, as compared to (2.0)% for the same prior year period resulting from an increase in churn among our subscribers with older single and dual tuner model DVRs. We expect churn to increase further on a percentage basis in the fiscal year ending January 31, 2012 as compared to the fiscal year ended January 31, 2011 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set-top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.
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

	Three Months Ended
	April 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,233	$2,214	$1,398	$1,366	$3,191	$2,022	$1,206	$838
Hardware revenues	(6,915)	(14,436)	(9,532)	(9,481)	(18,169)	(23,389)	(10,030)	(8,762)
Less: MSOs/Broadcasters-related hardware revenues	2,765	4,431	3,416	1,601	5,437	12,818	190	1,516
Cost of hardware revenues	8,853	24,702	13,566	11,546	19,219	27,962	14,436	12,935
Less: MSOs/Broadcasters-related cost of hardware revenues	(1,795)	(3,298)	(2,618)	(1,222)	(4,158)	(12,064)	(203)	(1,433)
Total Acquisition Costs	4,141	13,613	6,230	3,810	5,520	7,349	5,599	5,094
TiVo-Owned Subscription Gross Additions	27	60	35	32	33	46	34	31
Subscription Acquisition Costs (SAC)	$153	$227	$178	$119	$167	$160	$165	$164

	Twelve Months Ended
	April 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$6,211	$8,169	$7,977	$7,785	$7,257	$5,048	$4,716	$5,811
Hardware revenues	(40,364)	(51,618)	(60,571)	(61,069)	(60,350)	(48,787)	(36,279)	(39,225)
Less: MSOs/Broadcasters-related hardware revenues	12,213	14,885	23,272	20,046	19,961	14,497	2,041	5,190
Cost of hardware revenues	58,667	69,033	72,293	73,163	74,552	65,909	53,711	55,614
Less: MSOs/Broadcasters-related cost of hardware revenues	(8,933)	(11,296)	(20,062)	(17,647)	(17,858)	(13,706)	(2,027)	(4,924)
Total Acquisition Costs	27,794	29,173	22,909	22,278	23,562	22,961	22,162	22,466
TiVo-Owned Subscription Gross Additions	154	160	146	145	144	148	161	171
Subscription Acquisition Costs (SAC)	$180	$182	$157	$154	$164	$155	$138	$131

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
During the three months ended April 30, 2011, our total acquisition costs were $4.1 million, a decrease of $1.4 million from the same prior year period. This decrease in total acquisition costs was largely related to a decrease of $1.9 million in our sales and marketing, subscription acquisition costs as the prior year period included higher marketing costs related to the launch of the new TiVo Premiere product offset by an increase of $579,000 in our hardware sales gross margin loss due to our new pricing structure that includes a lower upfront box price to consumers resulting in lower upfront hardware price.
During the twelve months ended April 30, 2011 our total acquisition costs were $27.8 million, an increase of $4.2 million compared to $23.6 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs decreased by $1.0 million, as compared to the same prior year period offset by an increase in TiVo's hardware gross margin losses of $5.3 million as compared to the same prior year period. The increase in SAC of $16, for the twelve months ended April 30, 2011 as compared to the same prior year period, was a result of the increase in total acquisition costs, partially offset by increased subscription gross additions during the twelve month period as compared to the same prior year period.
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
We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs/Broadcaster-related service revenues (which includes MSOs/Broadcasters’ subscription service revenues and MSOs/Broadcasters’-related advertising revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	April 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
	(In thousands, except ARPU)
Total service revenues	33,334	34,453	34,298	35,654	36,244	38,442	37,701	41,500
Less: MSOs/Broadcasters’-related service revenues	(3,962)	(4,294)	(3,670)	(3,819)	(3,760)	(4,190)	(1,893)	(4,315)
TiVo-Owned-related service revenues	29,372	30,159	30,628	31,835	32,484	34,252	35,808	37,185
Average TiVo-Owned revenues per month	9,791	10,053	10,209	10,612	10,828	11,417	11,936	12,395
Average TiVo-Owned per month subscriptions	1,238	1,296	1,345	1,390	1,437	1,506	1,560	1,604
TiVo-Owned ARPU per month	$7.91	$7.76	$7.59	$7.63	$7.54	$7.58	$7.65	$7.73
The increase in TiVo-Owned ARPU per month for the three months ended April 30, 2011 was largely due to the higher monthly subscription pricing that the Company initiated during the fourth quarter of the fiscal year ended January 31, 2011, as compared to the same prior year period.
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

	Three Months Ended
MSOs/Broadcasters’ Average Revenue per Subscription	April 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009	Jul 31, 2009
	(In thousands, except ARPU)
Total service revenues	33,334	34,453	34,298	35,654	36,244	38,442	37,701	41,500
Less: TiVo-Owned-related service revenues	(29,372)	(30,159)	(30,628)	(31,835)	(32,484)	(34,252)	(35,808)	(37,185)
*MSOs/Broadcasters’-related service revenues	3,962	4,294	3,670	3,819	3,760	4,190	1,893	4,315
Average MSOs/Broadcasters’ revenues per month	1,321	1,431	1,223	1,273	1,253	1,397	631	1,438
Average MSOs/Broadcasters’ per month subscriptions	768	905	984	1,063	1,120	1,165	1,378	1,521
*MSOs/Broadcasters’ ARPU per month	$1.72	$1.58	$1.24	$1.20	$1.12	$1.20	$0.46	$0.95
The MSOs/Broadcasters’ related service revenues for the quarter ended April 30, 2011 increased $0.60 per subscription to $1.72 per subscription, as compared $1.12 for the same prior year period. The increase in MSOs/Broadcasters’ ARPU is related primarily to DIRECTV's fixed minimum commitment being spread over a declining subscription base and we expect this trend in MSOs/Broadcasters' ARPU to continue until our new deployment agreements launch and gain a significant amount of subscriptions.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the three months ended April 30, 2011 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
Revenue Recognition
TiVo generates service revenues from fees for providing the TiVo service to consumers and multiple system operators and broadcasters (“MSOs”) and through the sale of advertising and audience research measurement services. We also generate technology revenues from licensing technology and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of our revenues is derived from multiple element arrangements.
TiVo recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. Service revenue is recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
TiVo's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with MSOs which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs, and TiVo service; and bundled sales of advertising and audience research measurement services.
In October 2009, the Financial Accounting Standards Board (“FASB”) amended accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using its best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
TiVo adopted this guidance at the beginning of our first quarter of fiscal year 2012 on a prospective basis for applicable transactions originating or materially modified after January 31, 2011. TiVo applies and will continue to apply the previous applicable accounting guidance for continuing arrangements that originated prior to the adoption date of February 1, 2011. The adoption of the new guidance did not have a significant impact on our consolidated financial statements. TiVo currently does not expect changes in its products, services, bundled arrangements or pricing practices that could have a significant impact on the consolidated financial statements in periods post adoption; however, this may change in the future.
TiVo allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by us are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for the respective element. However, revenue recognized for each deliverable is limited to amounts that are not contingent on future performance for other deliverables in the arrangement.
Consistent with its methodology under previous accounting guidance, if available, TiVo determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. TiVo currently estimates selling prices for its PCS, training, TiVo-enabled DVRs for MSOs and TiVo service for consumers based on VSOE of fair value.
In some instances, TiVo may not be able to obtain VSOE of fair value for all deliverables in an arrangement with multiple elements. This may be due to TiVo infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, we attempt to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, we sell TiVo-enabled DVRs to consumers whereas our competitors usually lease them to their customers. Therefore, we are typically not able to obtain TPE of selling price.
When TiVo is unable to establish a selling price using VSOE or TPE, which is generally the case for sales of TiVo-enabled DVRs to consumers and advertising and audience research measurement services, we use our BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. BESP is generally used for offerings that are not typically sold on a standalone basis or for new or highly customized offerings.
TIVo establishes pricing for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
TiVo-enabled DVRs and TiVo service
TiVo sells the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription.
VSOE of fair value for the subscription services is established based on standalone sales of the service and varies by service period. TiVo is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that we would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
Subscription revenues from product lifetime subscriptions are recognized ratably over our estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. TiVo continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
End users have the right to cancel their subscription within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.
Arrangements with MSOs
TiVo has two different types of arrangements with MSOs under technology deployment and engineering services agreements. Our arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, and TiVo service.
In instances where TiVo hosts the TiVo service, we recognize revenue under the general revenue recognition guidance. TiVo determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, TiVo service hosting, associated maintenance and support,and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. TiVo has established VSOE for training, DVRs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective element.
In arrangements where the TiVo does not host the TiVo service and that include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, we recognize revenue under industry specific software revenue recognition guidance. Under this guidance, such arrangements are accounted for using the percentage-of-completion method or a completed-contract method. The percentage-of-completion method is used if TiVo believes it is able to make reasonably dependable estimates of the extent of progress toward completion and the arrangement as a whole is reasonably expected to be profitable. TiVo measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known.
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that TiVo is reasonably assured that no loss will be incurred under the arrangement, we recognize revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.
If TiVo cannot be reasonably assured that no loss will be incurred under the arrangement, we will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. When advertising and audience measurement services are sold in packages customized for each campaign, they generally lasts for up to three months. Because of the significant customization of offerings, we historically have not been able to obtain VSOE for each element in the package. Accordingly, we would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, we can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.

Hardware Revenues
Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.
Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo's policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. TiVo's policy for market development funds is to reduce revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.
Results of Operations
Net Revenues.

Our net revenues for the three months ended April 30, 2011 and 2010 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2011		2010
	(In thousands, except percentages)
Service revenues	$33,334	73%	$36,244	59%
Technology revenues	$5,503	12%	$6,973	11%
Hardware revenues	$6,915	15%	$18,169	30%
Net revenues	$45,752	100%	$61,386	100%
Change from same prior year period	(25)%		(11)%
 Service Revenues. The decrease in TiVo-Owned service revenues of $2.9 million in the three months ended April 30, 2011 as compared to the same prior year period was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.
Technology Revenues. Technology revenues for the three months ended April 30, 2011 decreased by 21% or $1.5 million as compared to the same prior year period primarily due to the fact that some of our newer deployment arrangements such as Virgin provide for lower upfront funding of the development effort, which we expect to recoup later during deployment, and we recognize revenue in these arrangements only after we have the contractual right to invoice the customer. We expect technology revenues to increase in the fiscal year ending January 31, 2012, as we begin to recognize revenues from our agreement with Dish Networks (Refer to Note 9. "Dish Network" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report).
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2011, decreased by $11.3 million as compared to the same prior year period. The decrease in net hardware revenues for the three months ended April 30, 2011 is largely related to the decrease in the number of hardware units sold, as compared to the same prior year period, and the continuation of our recently launched lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees). During the quarter ended April 30, 2010 we launched our TiVo Premiere boxes which resulted in an increase in hardware units sold during that quarter.
Cost of service revenues.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
Cost of service revenues	$8,800	$10,403
Change from same prior year period	(15)%	2%
Percentage of service revenues	26%	29%
Service gross margin	$24,534	$25,841
Service gross margin as a percentage of service revenues	74%	71%
Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $1.6 million, as compared to the same prior year period. This decrease in cost of service revenues is largely related to lower service call center costs.
Cost of technology revenues.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
Cost of technology revenues	$7,020	$5,021
Change from same prior year period	40%	12%
Percentage of technology revenues	128%	72%
Technology gross margin	$(1,517)	$1,952
Technology gross margin as a percentage of technology revenues	(28)%	28%
Cost of technology revenues includes costs associated with our development work primarily for Comcast (for the quarter ended April 30, 2010), DIRECTV, Virgin, and our other international and domestic projects. The increase of $2.0 million in cost of technology revenues in the quarter ended April 30, 2011 related to an increase in the number of customers we were performing development work for in the quarter as compared to the prior year period. The decrease in technology gross margin as compared to the same prior year period is primarily due to both the fact that most of our newer deployment arrangements such as Virgin are accounted for under a zero margin method during the development period and the fact that development work for one current customer resulted in recognition of cost of technology revenues of $1.5 million which will not be recoverable from the customer. Also, the amounts paid by DIRECTV and attributable to development efforts are lower in fiscal year 2011 compared to the same prior year period. In accordance with our revenue recognition policies, we have deferred costs of approximately $19.2 million related to development work, largely related to Virgin and DIRECTV and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at April 30, 2011. These costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement.
In certain distribution deals, such as Virgin described above, TiVo is not being paid in full for the upfront development cost. However, in exchange, TiVo is receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. As a result, a portion of service fees used to recover the initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
Cost of hardware revenues.

	Three Months Ended April 30
	2011	2010
	(In thousands, except percentages)
Cost of hardware revenues	$8,853	$19,219
Change from same prior year period	(54)%	82%
Percentage of hardware revenues	128%	106%
Hardware gross margin	$(1,938)	$(1,050)
Hardware gross margin as a percentage of hardware revenue	(28)%	(6)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the quarter ended April 30, 2011 decreased as compared to the same prior year period. We sold significantly more TiVo units in the quarter ended April 30, 2010 due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal year 2011.
Hardware gross margin loss for the quarter ended April 30, 2011 increased by $888,000, as compared to the same prior year period largely due to our new bundled pricing model which allows a customer to purchase a TiVo box at a lower upfront box price when the customer commits for at least one year to one of our new higher priced service plans.
Research and development expenses.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
Research and development expenses	$27,228	$18,628
Change from same prior year period	46%	24%
Percentage of net revenues	60%	30%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses. The increase in research and development expenses of $8.6 million for the quarter ended April 30, 2011 as compared to the same prior year period, was largely related to increased headcount and headcount related costs as we continue to increase spending for new technologies, such as whole home DVR technology for example, and future product developments, which include new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. For the fiscal year ending January 31, 2012 we expect to significantly increase our research and development spending as we believe our investments in research and development are critical to remaining competitive and being a technology innovator in advanced television solutions beyond the DVR.
Sales and marketing expenses.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
Sales and marketing expenses	$6,337	$7,760
Change from same prior year period	(18)%	36%
Percentage of net revenues	14%	13%
Sales and marketing expenses consist primarily of employee salaries and related expenses. The decrease for the quarter ended April 30, 2011 of $1.4 million, as compared to the same prior year period were primarily related to decreased headcount related costs of $531,000 and decreased costs of channel support of $478,000.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,233	$3,191
Change from same prior year period	(61)%	225%
Percentage of net revenues	3%	5%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the quarter ended April 30, 2011, as compared to the same prior year period was largely related to additional sales and advertising costs related to the launch of our next generation TiVo Premiere and TiVo Premiere XL boxes in the retail channel during the quarter ended April 30, 2010.
General and administrative expenses.

	Three Months Ended April 30,
	2011	2010
	(In thousands, except percentages)
General and administrative	$22,452	$11,697
Change from same prior year period	92%	(4)%
Percentage of net revenues	49%	19%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the quarter ended April 30, 2011, general and administrative expenses increased by $10.8 million, as compared to the same prior year period which was primarily due to an increase in legal spending of $5.7 million, which was largely related to our Verizon, AT&T, and Microsoft litigations combined with increased non-cash stock compensation expenses of $1.1 million and increased headcount and headcount related costs of $3.0 million, of which $1.6 million related to non-recurring transactions.
Litigation proceeds.
On April 29, 2011, TiVo entered into a Settlement and Patent License Agreement with EchoStar Corporation (“EchoStar”) and DISH Network Corporation (“DISH”).  Under the terms of the agreement, DISH and EchoStar agreed to pay TiVo $500.0 million in cash, and the releases and respective licenses were made effective and dismissals of litigation filed with the appropriate courts after the initial payment of $300.0 million was received by TiVo on May 2, 2011. The remaining $200.0 million will be paid to TiVo in equal annual installments of approximately $33.3 million from 2012 until 2017.
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the quarter ended April 30, 2011. There was no similar transaction for the quarter ended April 30, 2010.
Interest income. Interest income for the three months ended April 30, 2011 and 2010 was $3.2 million and $369,000, respectively. The increase of $2.8 million for the quarter ended April 30, 2011 as compared to the same prior year period was related to the EchoStar and DISH settlement and interest of $2.9 million associated with their past infringement. There was no such similar transaction in the quarter ended April 30, 2010.
Interest (expense) and other.
Interest and other expense/(benefit) for the three months ended April 30, 2011 and 2010 was $2.6 million and $2,000, respectively. The increase in interest expense for the quarter ended April 30, 2011 as compared to the same prior year period was due to interest associated with the convertible senior notes that were issued during the quarter ended April 30, 2011. We had no long-term debt in the quarter ended April 30, 2010.
Provision for income taxes. Income tax provision for the quarters ended April 30, 2011 and 2010 was $1.1 million and $34,000, respectively. TiVo has determined its interim tax provision for the quarter ended April 30, 2011 by projecting an estimated annual effective tax rate, yielding an effective tax rate of 0.8%. The provision for income taxes for the quarter ended April 30, 2011 differs from the U.S. statutory tax rate primarily due to the inclusion of benefits from release of the U.S. valuation allowance.  The remaining income tax expenses are comprised primarily of state income taxes. Despite achieving profitability in the quarter ended April 30, 2011 we expect to have a significant amount net operating losses and R&D credits remaining and we continue to maintain a full valuation allowance against the remaining deferred tax as realization is dependent upon future earnings, the timing and amount of which are uncertain for the foreseeable future.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our subscriptions, licensing and engineering services customers, and hardware customers. As of April 30, 2011, we had $351.2 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents, and short-term investments, provide sufficient resources to fund operations, capital expenditures, and working capital needs through the next twelve months. On March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150 million and received approximately $144.5 million in net proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes will pay interest semi-annually at a rate of 4.00% per annum and mature on March 15, 2016. On May 2, 2011, we received $300 million in cash (and we will receive more cash over time) from EchoStar in connection with the settlement and patent license we entered into with EchoStar and DISH on April 29, 2011 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with EchoStar and DISH, please refer to Note 9. "Dish Network" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2011	2010
Net cash used in operating activities	$(23,843)	$(12,672)
Net cash used in investing activities	$(50,384)	$(14,957)
Net cash provided by financing activities	$164,985	$24,859
Net Cash Used in Operating Activities
During the three months ended April 30, 2011 our net cash used by operating activities was $23.8 million as compared to $12.7 million during the same prior year period. This change in operating cash flow was largely attributed to an increase in our R&D expenses and lower cash receipts for TiVo-Owned service fees.
Net Cash Used in Investing Activities
The net cash used in investing activities for the three months ended April 30, 2011 was approximately $50.4 million compared to $15.0 million for the same prior year period. The net cash used in investing activities for the three months ended April 30, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $48.2 million (this, along with amortization of discounts and premiums on our short-term investments resulted in a corresponding decrease in short-term investments of $48.2 million). Additionally, during the three months ended April 30, 2011, we acquired property and equipment of $1.9 million which is used to support our business.
Net Cash Provided by Financing Activities
For the three months ended April 30, 2011 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million. Additionally, we had issuance of common stock upon exercise of stock options which generated $2.1 million. These amounts were partially offset by the repurchase of $3.2 million in restricted stock to satisfy employee tax withholdings.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$15,748	$2,685	$5,437	$5,587	$2,039
Purchase obligations	1,677	1,677	—	—	—
Total contractual cash obligations	$17,425	$4,362	$5,437	$5,587	$2,039
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

As of April 30, 2011, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2011.

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
Our convertible debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2011 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information under the heading “Legal Matters” set forth under Note 5. of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described below and in our annual report on Form 10-K for the year ended January 31, 2011 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2011 and subsequent reports on Form 8-K.
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
We do have written supply agreements with several other sole suppliers for key components or services for our products such as Renesas Electronics (“Renesas”), Remote Solutions, Askey, and Flextronics.
Renesas Electronics (“Renesas”) is the sole supplier of a key component in our DVRs. Renesas is located in Japan. An earthquake and accompanying tsunami struck the north-east area of Japan on March 11, 2011, causing significant damage in the surrounding region and impacting their primary production facility. A disruption in the supply of this component from this supplier could adversely affect our manufacturing capacity. Although we currently have sufficient inventory for our production process, if their production is delayed beyond current delivery timelines our manufacturing capacity may be delayed, resulting in potential production delays and additional expense. We are currently in the process of qualifying an alternative supplier for this component but an unanticipated delay in that process may prevent us from qualifying the new supplier in time to meet our inventory requirements. Any delays could lead to delays in delivery of our product to end-users, distributors or resellers, and our costs associated with the change in product manufacturing could increase, any of which would harm our business.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
As previously reported on Current Reports on Form 8-K filed on March 16, 2011 and March 30, 2011, on March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150.0 million and received approximately $144.5 million in proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016.
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
TiVo offered and sold the notes to the initial purchaser in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchaser then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.
Purchases of Equity Securities

We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our Amended & Restated1999 Employee Incentive Plan and our Amended & Restated 2008 Equity Incentive Award Plan. These shares were forfeited by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
February 1 through February 28, 2011	178,117	$10.56	—	$—
March 1 through March 31, 2011	150,487	$8.67	—	$—
April 1 through April 30, 2011	—	$—	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (filed herewith).
10.2++	Summary of TiVo Inc. Fiscal Year 2012 Bonus Plan For Executive Officers (incorporated by reference to Registrant's Form 8-K filed on April 8, 2011).
10.3
Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.82 of the registrant's Annual Report on Form 10-K filed on March 14, 2011).

10.4
Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.83 of the registrant's Annual Report on Form 10-K filed on March 14, 2011).

10.5
Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on March 31, 2011).

10.6+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc. (filed herewith).
31.1
Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated June 3, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 3, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas Rogers, President and Chief Executive Officer of TiVo Inc. dated June 3, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 3, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101**
The following financial information from TiVo Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 filed with the SEC on June 3, 2011, formatted in XBRL includes (i) Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of April 30, 2011 and January 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as block of text (filed herewith).

+	Confidential treatment has been requested for portions of this exhibit
++	Compensatory plan or arrangement.

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

TIVO INC.

Date:	6/3/2011	By:	/S/ THOMAS ROGERS
Thomas Rogers
President and Chief Executive (Principal Executive Officer)

Date:	6/3/2011	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)