Form 10-K/A
period 2011-01-30
TIVO INC
filed 2011-08-25
CIK 1088825

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

Explanatory Note
TiVo Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “Form 10-K”) solely to remove the appearance of the word “unaudited” which originally appeared on page 73 under the heading entitled “TiVo Inc. Consolidated Statement of Cash Flows” and on page 74 under the heading entitled “TiVo Inc. Notes to Consolidated Financial Statements” of the Company's Form 10-K in error. This Amendment does not otherwise amend or change any numerical entries or otherwise affect the Company's financial statements in the Form 10-K. No other changes have been made to the Form 10-K.
This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K except as specifically described above. This Amendment contains the complete text of Item 8. Financial Statements and currently dated certifications of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto appear on pages 7 - 43 of this annual report on Form 10-K/A. The unaudited quarterly results of our consolidated operations for our two most recent fiscal years are incorporated herein by reference under Item 6. “Selected Financial Data.”

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
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME(LOSS)
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
The following documents are filed as part of this report:
(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 4 of this report.
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
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER	DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the registrant's current report on Form 10-K filed on March 14, 2011).

31.1
Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated August 25, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated August 25, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated August 25, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated August 25, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment granted as to portions of this exhibit.

++	Confidential treatment has been requested as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date:	August 25, 2011	/S/ THOMAS S. ROGERS
Thomas S. Rogers
Chief Executive Officer