Form 10-Q
period 2011-07-31
TIVO INC
filed 2011-09-09
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 120,622,897 as of August 31, 2011.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2011

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

•	our financial results, expectations of future revenues and profitability;

•
our intention and ability to protect our intellectual property, the cost of prosecuting or defending our intellectual property through litigation, the outcome of related litigations and the strength and future value of our intellectual property;

•
our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities and consumer offers, including our current subsidized hardware pricing and related increase in subscription pricing and their impact on our hardware revenues, service revenues, total acquisition costs as well as sales and marketing, subscription acquisition costs, and average revenue per subscription ("ARPU");

•
our estimates of the useful life of TiVo-enabled digital video recorders ("DVRs") in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our intentions to continue to grow the number of TiVo-Owned subscriptions through our relationships with major retailers and our expectations with respect to future gross additions in our TiVo-Owned subscriptions as well as multiple system operators and broadcasters' ("MSOs") subscriptions;

•	our expectations related to future advertising and audience research measurement revenues;

•	our expectations related to changes in the cost of our hardware revenues and the reasons for changes in the volume of DVRs sold to retailers;

•	our future earnings including expected future service revenues from future TiVo-Owned subscriptions and future service and technology revenues from MSOs;

•
our expectations of the growth in the future DVR and advanced television services market, including our expectations regarding competition and consumer acceptance of alternatives to our products, including cable Video On Demand ("VOD"), streaming VOD from the internet, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided CableCARDs and switched digital devices essential for TiVo consumer devices in cable homes;

•
our expectations that in the future we may also offer services for additional non-DVR products in addition to Best Buy's Insignia branded broadband connected television incorporating the TiVo user interface and non-DVR software;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•
our expectations with respect to the timing of future development and deployment, including future subscription growth or attrition and future technology and service revenues, with our distribution partners such as Virgin Media Limited (U.K.), Suddenlink (U.S.), Charter Communications (U.S.), Cableuropa S.A.U. (“ONO”) in Spain, Canal Digital (Scandinavia), Comcast (U.S.), RCN (U.S.), Grande Communications (U.S.), DIRECTV (U.S.), and Cablevision (Mexico);

•
our expectations regarding our future increases in research and development spending and our associated ability to remain competitive and a technology innovator in advanced television solutions beyond the DVR;

•	future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners;

•	future increases in our operating expenses, including increases general and administrative expenses, litigation expenses, sales and marketing and subscription acquisition costs;

•	our ability to retain and hire key management employees, software engineers and other critical personnel;

•	our ability to oversee our outsourcing of manufacturing processes and engineering work, and management of our inventory;

•	our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our ability to raise additional capital through the financial markets in the future;

•	our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our estimates and expectations related to long-term investments and their associated carrying value; and

•	the impact of the transition to digital distribution technologies by both broadcasters and cable operators.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K, as amended. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2011	January 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,027	$71,221
Short-term investments	531,798	138,216
Accounts receivable, net of allowance for doubtful accounts of $406 and $275, respectively	11,246	16,011
Inventories	13,588	13,228
Deferred cost of technology revenues, current	12,056	13,760
Prepaid expenses and other, current	11,174	6,983
Total current assets	675,889	259,419
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $44,217 and $44,682, respectively	10,377	10,229
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $16,438 and $15,110, respectively	5,909	6,956
Deferred cost of technology revenues, long-term	13,573	2,100
Prepaid expenses and other, long-term	4,123	1,224
Long-term investments	3,400	5,890
Total long-term assets	37,382	26,399
Total assets	$713,271	$285,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,202	$18,052
Accrued liabilities	34,002	30,115
Deferred revenue, current	74,720	33,792
Total current liabilities	127,924	81,959
LONG-TERM LIABILITIES
Deferred revenue, long-term	100,927	34,857
Convertible senior notes	172,500	—
Deferred rent and other long-term liabilities	560	246
Total long-term liabilities	273,987	35,103
Total liabilities	401,911	117,062
COMMITMENTS AND CONTINGENCIES (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 121,718,388 and 117,420,874, respectively, and outstanding shares are 120,441,826 and 116,475,318, respectively	122	117
Treasury stock, at cost - 1,276,562 shares and 945,556 shares, respectively	(11,869)	(8,660)
Additional paid-in capital	982,855	956,947
Accumulated deficit	(659,751)	(779,225)
Accumulated other comprehensive income (loss)	3	(423)
Total stockholders’ equity	311,360	168,756
Total liabilities and stockholders’ equity	$713,271	$285,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenues
Service revenues	$34,016	$35,654	$67,350	$71,898
Technology revenues	15,586	6,415	21,089	13,388
Hardware revenues	11,580	9,481	18,495	27,650
Net revenues	61,182	51,550	106,934	112,936
Cost of revenues
Cost of service revenues	9,089	9,887	17,889	20,290
Cost of technology revenues	3,813	4,211	10,833	9,232
Cost of hardware revenues	13,401	11,546	22,254	30,765
Total cost of revenues	26,303	25,644	50,976	60,287
Gross margin	34,879	25,906	55,958	52,649
Research and development	26,042	19,326	53,270	37,954
Sales and marketing	6,905	6,622	13,242	14,382
Sales and marketing, subscription acquisition costs	2,441	1,366	3,674	4,557
General and administrative	17,826	14,103	40,278	25,800
Litigation Proceeds	—	—	(175,716)	—
Total operating expenses	53,214	41,417	(65,252)	82,693
Income (loss) from operations	(18,335)	(15,511)	121,210	(30,044)
Interest income	678	381	3,841	750
Interest expense and other income (expense)	(1,965)	(145)	(4,589)	(147)
Income (loss) before income taxes	(19,622)	(15,275)	120,462	(29,441)
Benefit from (provision for) income taxes	71	(29)	(988)	(63)
Net income (loss)	$(19,551)	$(15,304)	$119,474	$(29,504)

Net income (loss) per common share
Basic	$(0.17)	$(0.13)	$1.03	$(0.26)
Diluted	$(0.17)	$(0.13)	$0.91	$(0.26)

Income (loss) for purposes of computing net income (loss) per share:
Basic	(19,551)	(15,304)	119,474	(29,504)
Diluted	(19,551)	(15,304)	122,472	(29,504)

Weighted average common and common equivalent shares:
Basic	116,146,567	113,814,828	115,695,989	112,663,287
Diluted	116,146,567	113,814,828	135,161,128	112,663,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$119,474	$(29,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	4,493	4,560
Loss on disposal of fixed assets	—	42
Stock-based compensation expense	14,559	12,374
Amortization of discounts and premiums on investments	1,010	1,076
Non-cash loss on overallotment option and other non-cash interest expense	1,952	—
Utilization and write-down of trade credits	619	65
Allowance for doubtful accounts	267	184
Changes in assets and liabilities:
Accounts receivable	4,498	3,214
Inventories	(360)	(6,789)
Deferred cost of technology revenues	(9,178)	(5,483)
Prepaid expenses and other	(2,155)	(926)
Accounts payable	985	1,997
Accrued liabilities	3,887	(1,411)
Deferred revenue	106,998	(3,828)
Deferred rent and other long-term liabilities	314	21
Net cash provided by (used in) operating activities	$247,363	$(24,408)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(567,013)	(84,190)
Sales or maturities of long-term and short-term investments	174,222	81,573
Acquisition of property and equipment	(3,148)	(4,113)
Acquisition of capitalized software and intangibles	(281)	—
Net cash used in investing activities	$(396,220)	$(6,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	166,109	—
Proceeds from issuance of common stock related to exercise of common stock options	7,479	29,185
Proceeds from issuance of common stock related to employee stock purchase plan	3,284	2,407
Treasury stock - repurchase of stock for tax withholding	(3,209)	(3,794)
Net cash provided by financing activities	$173,663	$27,798
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$24,806	$(3,340)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	71,221	70,891
Balance at end of period	$96,027	$67,551
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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as DIRECTV, RCN, Suddenlink, Virgin Media (U.K.), and in the future Charter, ONO, Canal Digital, and Grande Communications for subscription growth; and the Company’s ability to sustain and grow its subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the continued national and global economic downturn and overall consumer spending decline, the Company is cautious about its subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of July 31, 2011 and January 31, 2011 and the results of operations for the three and six month periods ended July 31, 2011 and 2010 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2011 and 2010 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2011, as amended. Operating results for the three and six month periods ended July 31, 2011 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2012.
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and multiple system operators and broadcasters (“MSOs”) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology (Refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
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
In October 2009, the Financial Accounting Standards Board (“FASB”) amended accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:
•provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•require an entity to allocate revenue in an arrangement using its best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and
•eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
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
Consistent with its methodology under previous accounting guidance, if available, the Company determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. The Company currently estimates selling prices for its PCS, training, TiVo-enabled DVRs for MSOs, and TiVo service for consumers based on VSOE of selling price.
In some instances, the Company may not be able to obtain VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, the Company's offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, the Company sells TiVo-enabled DVRs to consumers whereas its competitors usually lease them to their customers. Therefore, the Company is typically not able to obtain TPE of selling price.
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
VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. The Company is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that the Company would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
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
In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, TiVo service hosting, associated maintenance, and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. The Company has established VSOE of selling prices for training, DVRs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective element.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.
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
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. When advertising and audience measurement services are sold in packages customized for each campaign, they generally last for up to three months. Because of the significant customization of offerings, the Company historically has not been able to obtain VSOE of selling prices for each element in the package. Accordingly, the Company would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, the Company can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.
Hardware Revenues
Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.
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
3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of
	July 31, 2011	January 31, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$3,019	$4,362
Cash equivalents:
Commercial paper	57,939	40,189
Money market funds	35,069	26,670
Total cash and cash equivalents	96,027	71,221
Marketable securities:
Certificate of deposit	59,763	25,607
Commercial paper	184,964	24,473
Corporate debt securities	200,770	42,897
US agency securities	13,056	23,083
US Treasury securities	58,951	5,023
Foreign government securities	—	12,035
Variable-rate demand notes	2,545	2,600
Asset-backed securities	8,998	2,498
Municipal bond	2,751	—
Current marketable securities	531,798	138,216
Auction rate securities	—	2,490
Non-current marketable securities	—	2,490
Total marketable securities	531,798	140,706
Other investment securities:
Other investment securities - cost method	3,400	3,400
Total other investment securities	3,400	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$631,225	$215,327
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, foreign government securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
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
Contractual Maturity Date
The following table summarized the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	July 31, 2011	January 31, 2011
	(in thousands)
Due within 1 year	$363,524	$123,631
Due within 1 year through 5 years	165,729	14,585
Due within 5 years through 10 years	—	—
Due after 10 years	2,545	2,490
Total	$531,798	$140,706
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$59,757	$14	$(8)	$59,763
Commercial paper	184,917	53	(6)	184,964
Corporate debt securities	200,842	75	(147)	200,770
US agency securities	13,053	3	—	13,056
US Treasury securities	58,932	22	(3)	58,951
Variable-rate demand notes	2,545	—	—	2,545
Asset-backed securities	8,999	—	(1)	8,998
Municipal Bond	2,750	1	—	2,751
Total	$531,795	$168	$(165)	$531,798

	As of January 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$25,600	$7	$—	$25,607
Commercial paper	24,471	2	—	24,473
Corporate debt securities	42,847	50	—	42,897
US agency securities	23,074	11	(2)	23,083
US Treasury securities	5,009	14	—	5,023
Foreign government securities	12,030	5	—	12,035
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	(1)	2,498
Auction rate securities	3,000	—	(510)	2,490
Total	$141,130	$89	$(513)	$140,706

The available-for-sale investments that were in an unrealized loss position as of July 31, 2011 and January 31, 2011, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of July 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$17,495	$(8)	$—	$—	$17,495	$(8)
Commercial paper	26,967	(6)	—	—	26,967	(6)
Corporate debt securities	116,504	(147)	—	—	116,504	(147)
US Treasury securities	11,739	(3)	—	—	11,739	(3)
Asset-backed securities	6,498	(1)	—	—	6,498	(1)
Total	$179,203	$(165)	$—	$—	$179,203	$(165)

	As of January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
US agency securities	5,088	(2)	—	—	5,088	(2)
Asset-backed securities	2,498	(1)	—	—	2,498	(1)
Auction rate securities	—	—	2,490	(510)	2,490	(510)
Total	$7,586	$(3)	$2,490	$(510)	$10,076	$(513)
4. FAIR VALUE
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2011 and January 31, 2011.

	As of July 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$57,939	$—	$57,939	$—
Money market funds	35,069	35,069	—	—
Short-term investments:
Certificate of deposit	59,763	59,763	—	—
Commercial paper	184,964	—	184,964	—
Corporate debt securities	200,770	—	200,770	—
US agency securities	13,056	—	13,056	—
US Treasury securities	58,951	58,951	—	—
Variable-rate demand notes	2,545	—	2,545	—
Asset-backed securities	8,998	—	—	8,998
Municipal bond	2,751	—	2,751	—
Total	$624,806	$153,783	$462,025	$8,998

	As of January 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$40,189	$—	$40,189	$—
Money market funds	26,670	26,670	—	—
Short-term investments:
Certificate of deposit	25,607	25,607	—	—
Commercial paper	24,473	—	24,473	—
Corporate debt securities	42,897	—	42,897	—
US agency securities	23,083	—	23,083	—
US Treasury securities	5,023	5,023	—	—
Foreign government securities	12,035	—	12,035	—
Variable-rate demand notes	2,600	—	2,600	—
Asset-backed securities	2,498	—	—	2,498
Long-term investments:
Auction rate securities	2,490	—	—	2,490
Total	$207,565	$57,300	$145,277	$4,988

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended July 31, 2011 and July 31, 2010 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2011	$2,490	$2,499	$4,989
Transfer into Level 3	—	—	—
Purchases	—	6,498	6,498
Sales	(2,490)	—	(2,490)
Balance, July 31, 2011	$—	$8,998	$8,998

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2010	$4,112	$—	$4,112
Transfer into Level 3	—	—	—
Purchases	—	2,497	2,497
Sales	16	(1)	15
Balance, July 31, 2010	$4,128	$2,496	$6,624
Marketable securities measured at fair value using Level 3 inputs are comprised of asset-backed and auction rate securities. Asset-backed securities values are based on non-binding broker provided price quotes and may not have been corroborated by observable market data. There were no transfers in and out of Level 1 or 2.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company’s cost method investment was $3.4 million as of July 31, 2011 and $3.4 million as of January 31, 2011. No events or circumstances indicating a potential impairment were identified as of July 31, 2011 or January 31, 2011.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at July 31, 2011 was $172.5 million and the fair value was $196.1 million. There was no debt as of January 31, 2011. Refer to Note 6. "Convertible Senior Notes" for additional information.
5. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the

Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2011 and January 31, 2011, the accrued warranty reserve was $310,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of July 31, 2011, the extended warranty deferred revenue and cost was $905,000 and $275,000, respectively. As of January 31, 2011, the extended warranty deferred revenue and cost was $891,000 and $269,000, respectively.
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
Legal Matters
Intellectual Property Litigation.
On August 26, 2009, TiVo Inc. filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"), 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"), and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T Inc., and on March 31, 2010 the district court granted Microsoft's motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T. On September 17, 2010, the court issued an order denying AT&T's motion to transfer. On June 1, 2011, the judge conducted a claim construction hearing on the patents asserted by TiVo against AT&T. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"), 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"), 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"), 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"), 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On June 1-2, 2011, the judge conducted a claim construction hearing on the patents asserted by TiVo against Verizon and the patents asserted by Verizon against TiVo. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. This litigation has been stayed. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The

Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has set a target date for completing the investigation of July 2, 2012. As a result of Microsoft's ITC lawsuit, the Company expects to incur material expenses this year defending Microsoft's lawsuit filed with the ITC and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the Commission: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the International Trade Commission investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the Complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. The Company intends to defend this action and the action before the Commission vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. We have determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on our current knowledge, we do not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T") filed a complaint against TiVo Inc. in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"), 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"), 6,118,976 ("Asymmetric Data Communications System"), and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T filed an Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T in this litigation: on January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the Court issued an order granting TiVo's motion to stay. This litigation has been stayed. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against the Company in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”), 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”) and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a reply to the Company's counterclaims. A status conference was held on June 1, 2011 where the magistrate judge indicated that trial would likely be scheduled for September 2012. On July 6, 2011, the district court stayed the case until January 3, 2012 due to overlapping issues with the TiVo v. Verizon case and scheduled a status conference for January 4, 2012. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
Securities Litigation. The Company and certain of its officers and directors ("TiVo defendants") were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company's initial public offering ("IPO") as defendants. This class action is brought on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company's IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company's stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants. On October 8, 2002, the Company's executive officers who were named as defendants in this action were dismissed without prejudice.On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the Second Circuit on December 5, 2006, reversing the District Court's granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement had provided that the insurers of all settling issuers would guarantee that the plaintiffs recover damages from non-settling defendants, including the investment banks who acted as underwriters in those offerings.
On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company's case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. On September 10, 2009, the Federal District Court held the fairness hearing for final approval of the settlement. On October 6, 2009, the District Court issued an order granting class certification and final approval of the settlement. Several individuals or groups of individuals have filed petitions to appeal and/or notices of appeal with the United States Court of Appeals for the Second Circuit. Although certain petitions to appeal and/or notices of appeal have been dismissed or remanded, the Second Circuit Court of Appeals has not yet addressed all of the pending petitions to appeal or notices of appeal. Therefore, the District Court's order granting class certification and final approval of the settlement may still be subject to appellate review by the Second Circuit Court of Appeals. There can be no assurance that the District Court's approval will not be overturned by the Second Circuit Court of Appeals. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.
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
On December 16, 2010, plaintiff filed a petition with the Ninth Circuit Court of Appeals for rehearing en banc of the Court's December 2, 2010 ruling, and the underwriter defendants filed a petition for panel rehearing or rehearing en banc. On January 18, 2011, the Ninth Circuit Court of Appeals issued an Order and Amended Opinion, in which the Court denied the petitions for rehearing. Subsequently, plaintiff and the underwriter defendants respectively filed motions with the Ninth Circuit Court of Appeals for a stay of the mandate, pending the filing of a petition for writ of certiorari in the United States Supreme Court. The Ninth Circuit Court of Appeals granted these motions by orders dated January 25 and January 26, 2011. On April 5, 2011, plaintiff filed a petition for writ of certiorari in the United States Supreme Court (concerning the legal sufficiency of plaintiff's demand letters), and on April 15, 2011, the underwriter defendants filed a petition for writ of certiorari in the United States Supreme Court (concerning the statute of limitations). On June 27, 2011, the United States Supreme Court denied plaintiff's petition for writ of certiorari, and granted the underwriter defendants' petition for writ of certiorari. Because the matters raised in plaintiff's petition pertain to the Moving Issuers (including the Company), the Company expects that with the denial of plaintiff's petition, the cases involving the Moving Issuers will be brought to a close, even though the matters raised in the underwriter defendants' petition (which do not bear on the outcome of the cases involving the Moving Issuers) may be subject to further proceedings.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of July 31, 2011, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(income in thousands)
Numerator:
Net income (loss)	$(19,551)	$(15,304)	$119,474	$(29,504)
Interest on dilutive notes	—	—	2,998	—
Net Income for purpose of computing net income (loss) per diluted share	(19,551)	(15,304)	122,472	(29,504)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	116,146,567	113,814,828	115,695,989	112,663,287
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	4,002,946	—
Convertible senior notes	—	—	15,462,193	—
Denominator for diluted net income (loss) per common share	116,146,567	113,814,828	135,161,128	112,663,287
Basic net income (loss) per common share	$(0.17)	$(0.13)	$1.03	$(0.26)
Diluted net income (loss) per common share	$(0.17)	$(0.13)	$0.91	$(0.26)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss in the quarters ended July 31, 2011 and 2010 per share do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Unvested restricted stock	5,844,661	4,870,126	1,181,913	4,645,198
Options to purchase common stock	11,911,682	11,397,748	4,517,247	12,098,422
Potential shares to be issued from ESPP	52,765	53,872	—	53,872
Total	17,809,108	16,321,746	5,699,160	16,797,492
8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2011 and 2010, respectively is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Cost of service revenues	$226	$232	$401	$364
Cost of technology revenues	126	616	689	1,100
Research and development	2,660	2,529	5,186	4,315
Sales and marketing	1,059	866	1,970	1,683
General and administrative	2,831	2,545	6,313	4,912
Deferred cost of technology revenues	548	—	591	—
Stock-based compensation before income taxes	$7,450	$6,788	$15,150	$12,374
Income tax benefit	—	—	—	—
Total stock-based compensation	$7,450	$6,788	$15,150	$12,374
9. DISH NETWORK CORPORATION
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
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period from April 29, 2011 until the expiration of the last to expire of the covered patents, which is July 30, 2018, (ii) an interest income component related to the past infringement, and (iii)  the settlement of all outstanding litigation and claims between TiVo and EchoStar and DISH. The proceeds of the agreement were allocated amongst the principal elements of the transaction.
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the quarter ended April 30, 2011. $321.4 million of future license royalties will be recorded as technology revenue at the lesser of the cumulative straight-line amortization over the remaining life of the patent through July 30, 2018 or the cumulative cash proceeds due and payable. As a result, revenue from license royalties will never be recorded in excess of cash payments due and payable.
Revenue from the agreement is expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2012	$33,246
2013	44,328
2014	44,328
2015	44,328
2016	44,328
2017	44,328
2018	44,328
2019	22,164
Total	$321,378

10. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(19,551)	$(15,304)	$119,474	$(29,504)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(81)	(32)	(85)	(108)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	—	—	510	—
Subtotal available-for-sale securities	$(81)	$(32)	$425	$(108)
Total comprehensive income (loss)	$(19,632)	$(15,336)	$119,899	$(29,612)

11. INCOME TAXES
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three and six months ended July 31, 2011, the Company recorded a benefit (provision) for income taxes of $71,000 and $(1.0) million, respectively. The  income taxes are comprised primarily of state income taxes. The Company projects that it will be in a federal and state taxable income position for the year ending January 31, 2012, however the Company also estimates that it will release valuation allowance previously recorded against deferred tax assets as the deferred tax assets can be utilized against the taxable income or assessed tax. The Company continues to maintain a full valuation allowance against the remaining deferred tax as realization is dependent upon future earnings, the timing, and amount of which are uncertain.

12. SUBSEQUENT EVENTS
TiVo's Board of Directors has authorized the repurchase of up to $100 million of its outstanding common shares over a period of two years. The share repurchase program will be funded through the Company's existing cash and the program became effective on August 29, 2011. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be implemented, suspended, or discontinued at any time.
On August 29, 2011, TiVo amended its Master Marketing and Development Agreement (the “Marketing Agreement”), with Best Buy Stores, L.P. effective June 1, 2011.  Pursuant to this First Amendment to the Marketing Agreement (the “Amendment”), Best Buy and TiVo will continue their strategic marketing relationship, but TiVo is no longer required to share revenue with Best Buy and Best Buy is no longer held to a minimum annual marketing commitment.  The Amendment additionally includes a one-time payment from Best Buy to TiVo to resolve a prior revenue share overpayment by TiVo to Best Buy. Other provisions of TiVo's on-going Marketing Agreement with Best Buy, including the initial term of five (5) years, remain unchanged.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 14, 2011 and Amendment No. 1, filed on August 25, 2011, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 14, 2011, and Amendment No. 1 filed on August 25, 2011, before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of technology and services for advanced television solutions, which are included in such products as DVRs, non-DVR set-top boxes and connected televisions. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass™ recordings, integrated search (including content from both traditional linear television, VOD, and broadband sources in one user interface), WishList® searches, the ability to transfer content amongst our DVRs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third party devices such as tablet computers and smartphones (such as iPads and iPhones). As of July 31, 2011, there were approximately 1.9 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. We also have agreements with Comcast and Cox for them to market, provide free installation services for TiVo Premiere customers in select regions who also subscribe to Comcast's or Cox's television service in those regions, and provide these same customers integrated access to each provider's VOD content in the future. Additionally, in our MSO business, we provide the TiVo service through agreements with leading satellite and cable television service providers and broadcasters such as DIRECTV, RCN, Cablevision Mexico, Virgin Media (U.K.), and Suddenlink (U.S.), and in the future ONO (Spain), Canal Digital (Scandinavia), Grande Communications, and Charter Communications. We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services and have developed a broadband connected television incorporating the TiVo user interface and non-DVR software with Best Buy’s Insignia brand television sets. TiVo also generates technology revenues from licensing technology (Refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report) and through the provision of engineering professional services in connection with our provision of the TiVo service to our MSO customers.
Executive Overview
Fiscal year 2012
In the fiscal year ending January 31, 2012, we will continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for our existing distribution agreements. Additionally, we have been and will continue to actively protect our intellectual property. For the fiscal year ending January 31, 2012 we expect to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. However, we may experience further net losses in our overall subscription base in fiscal year 2012. This potential decrease would be due to further losses in the TiVo-Owned subscription base stemming from continued competition and our efforts to efficiently manage the amount of TiVo-Owned marketing dollars we are devoting to acquisition activities, outweighing potential net MSO subscription gains. Our installed base of MSO subscriptions increased slightly in the quarter ended July 31, 2011 and we expect this trend to continue through the second half of fiscal year 2012 with the expected future launch or broad deployment of additional distribution deals.
•As a result of the continuation of recently launched lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees), we expect to have decreases in TiVo Hardware revenue leading to increases in total acquisition costs and subscription acquisition costs when compared to the prior year period. However, we expect that this lower hardware pricing will have a positive impact on our TiVo-Owned ARPU and Service revenues over time leading to a positive impact to our financial results in the future as we start realizing higher monthly subscription fees.
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
•We expect to continue development efforts under our existing MSO deployment agreements. To the extent that the upfront development effort is not paid for through development fees from such arrangements, but is recoverable through future service fees from these MSOs, we will defer the cost of the development and expense it in our Statement of Operations until later when related revenues from service fees are received and first recognized as technology revenues until the previously deferred costs of development are expensed. However, despite the deferral of these development costs, we do incur cash expenses associated with these development efforts resulting in potentially higher cash usage in the near term.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by multiple system operators and broadcasters such as DIRECTV, Cablevision Mexico, Virgin Media (United Kingdom), RCN, Suddenlink, and Comcast (under the prior agreement with Comcast) and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
TiVo-Owned Subscription Gross Additions:	25	27	60	35	32	33	46	34
Subscription Net Additions/(Losses):
TiVo-Owned	(43)	(58)	(55)	(45)	(48)	(51)	(72)	(45)
*MSOs	10	(30)	(168)	(67)	(77)	(45)	(59)	(269)
Total Subscription Net Additions/(Losses)	(33)	(88)	(223)	(112)	(125)	(96)	(131)	(314)
Cumulative Subscriptions:
TiVo-Owned	1,165	1,208	1,266	1,321	1,366	1,414	1,465	1,537
MSOs	763	753	783	951	1,018	1,095	1,140	1,199
Total Cumulative Subscriptions	1,928	1,961	2,049	2,272	2,384	2,509	2,605	2,736
Fully Amortized Active Lifetime Subscriptions	286	307	310	282	280	282	279	237
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	57%	57%	56%	56%	56%	57%	58%	58%
* MSOs Subscription Net Additions/(Losses) in the third quarter ended October 31, 2009 would have been a loss of (123,000) subscriptions, excluding a one time reduction of (146,000) subscriptions associated with a subscription over-reporting error by DIRECTV, as reported on our Form 10-Q for the quarter ended October 31, 2009.
We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. We amortize all product lifetime subscriptions over a 60 month period. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs. Our MSOs subscription data is based in part on reporting from our third party MSO partners.
TiVo-Owned subscriptions declined by 43,000 subscriptions decreasing the TiVo-Owned installed subscription base to approximately 1.2 million subscriptions as of July 31, 2011 as compared to April 30, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base in the fiscal year ending January 31, 2012.
Our MSO installed subscription base increased by 10,000 subscriptions to 763,000 subscriptions as of July 31, 2011 as compared to April 30, 2011. The increase in subscriptions is due to subscription growth from partners such as RCN, Suddenlink, and Virgin Media, with additional MSOs expected to launch prior to year-end.

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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
Average TiVo-Owned subscriptions	1,188	1,238	1,296	1,345	1,390	1,437	1,506	1,560
TiVo-Owned subscription cancellations	(68)	(85)	(115)	(80)	(80)	(84)	(118)	(79)
TiVo-Owned churn rate per month	(1.9)%	(2.3)%	(3.0)%	(2.0)%	(1.9)%	(2.0)%	(2.6)%	(1.7)%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.9)% for the quarters ended July 31, 2011 and 2010. We expect churn to be approximately the same on a percentage basis but lower on an absolute basis in the fiscal year ending January 31, 2012 as compared to the fiscal year ended January 31, 2011 as a result of a continued increase in inactive product lifetime subscriptions, competition from other providers, and the growing importance of encrypted digital and high definition television recording capabilities which can only be accessed through either a cable or satellite provided set-top box or through a box which incorporates CableCARD™ technology (which is only available through cable and some telecommunications providers) and a switched digital adapter if necessary.
Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third parties’ subscription gross additions, such as MSOs' gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Three Months Ended
	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$2,441	$1,233	$2,214	$1,398	$1,366	$3,191	$2,022	$1,206
Hardware revenues	(11,580)	(6,915)	(14,436)	(9,532)	(9,481)	(18,169)	(23,389)	(10,030)
Less: MSOs'-related hardware revenues	8,079	2,765	4,431	3,416	1,601	5,437	12,818	190
Cost of hardware revenues	13,401	8,853	24,702	13,566	11,546	19,219	27,962	14,436
Less: MSOs'-related cost of hardware revenues	(6,019)	(1,795)	(3,298)	(2,618)	(1,222)	(4,158)	(12,064)	(203)
Total Acquisition Costs	6,322	4,141	13,613	6,230	3,810	5,520	7,349	5,599
TiVo-Owned Subscription Gross Additions	25	27	60	35	32	33	46	34
Subscription Acquisition Costs (SAC)	$253	$153	$227	$178	$119	$167	$160	$165

	Twelve Months Ended
	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,286	$6,211	$8,169	$7,977	$7,785	$7,257	$5,048	$4,716
Hardware revenues	(42,463)	(40,364)	(51,618)	(60,571)	(61,069)	(60,350)	(48,787)	(36,279)
Less: MSOs'-related hardware revenues	18,691	12,213	14,885	23,272	20,046	19,961	14,497	2,041
Cost of hardware revenues	60,522	58,667	69,033	72,293	73,163	74,552	65,909	53,711
Less: MSOs'-related cost of hardware revenues	(13,730)	(8,933)	(11,296)	(20,062)	(17,647)	(17,858)	(13,706)	(2,027)
Total Acquisition Costs	30,306	27,794	29,173	22,909	22,278	23,562	22,961	22,162
TiVo-Owned Subscription Gross Additions	147	154	160	146	145	144	148	161
Subscription Acquisition Costs (SAC)	$206	$180	$182	$157	$154	$164	$155	$138

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
During the three months ended July 31, 2011, our total acquisition costs were $6.3 million, an increase of $2.5 million from the same prior year period. This increase in total acquisition costs was related to an increase of $1.1 million in our sales and marketing, subscription acquisition costs, largely stemming from the write-down of trade credits. This increase in total acquisition costs also included an increase of $1.4 million in our hardware sales gross margin loss due to our new pricing structure that includes a lower upfront box price to consumers resulting in lower upfront hardware price. The increase in SAC of $134, for the three months ended July 31, 2011 as compared to the same prior year period, was largely a result of the increase in total acquisition costs combined with fewer subscription gross additions during the three month period as compared to the same prior year period.
During the twelve months ended July 31, 2011 our total acquisition costs were $30.3 million, an increase of $8.0 million compared to $22.3 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs decreased by $499,000, as compared to the same prior year period offset by an increase in TiVo's hardware gross margin losses of $8.5 million as compared to the same prior year period. The increase in SAC of $52, for the twelve months ended July 31, 2011 as compared to the same prior year period, was largely a result of the increase in total acquisition costs.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. You should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs ARPU if such fixed minimum fee is spread over a small number of subscriptions.
We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs'-related service revenues (which includes MSOs’ subscription service revenues and MSOs’-related advertising revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
	(In thousands, except ARPU)
Total service revenues	34,016	33,334	34,453	34,298	35,654	36,244	38,442	37,701
Less: MSOs’-related service revenues	(4,371)	(3,962)	(4,294)	(3,670)	(3,819)	(3,760)	(4,190)	(1,893)
TiVo-Owned-related service revenues	29,645	29,372	30,159	30,628	31,835	32,484	34,252	35,808
Average TiVo-Owned revenues per month	9,882	9,791	10,053	10,209	10,612	10,828	11,417	11,936
Average TiVo-Owned per month subscriptions	1,188	1,238	1,296	1,345	1,390	1,437	1,506	1,560
TiVo-Owned ARPU per month	$8.31	$7.91	$7.76	$7.59	$7.63	$7.54	$7.58	$7.65
The increase in TiVo-Owned ARPU per month for the three months ended July 31, 2011 was largely due to the higher monthly subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011, as compared to the same prior year period.
We calculate ARPU per month for MSOs’ subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs’-related service revenues by the average MSOs’ subscriptions for the period. The following table shows this calculation:

	Three Months Ended
MSOs’ Average Revenue per Subscription	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010	Oct 31, 2009
	(In thousands, except ARPU)
Total service revenues	34,016	33,334	34,453	34,298	35,654	36,244	38,442	37,701
Less: TiVo-Owned-related service revenues	(29,645)	(29,372)	(30,159)	(30,628)	(31,835)	(32,484)	(34,252)	(35,808)
*MSOs’-related service revenues	4,371	3,962	4,294	3,670	3,819	3,760	4,190	1,893
Average MSOs’ revenues per month	1,457	1,321	1,431	1,223	1,273	1,253	1,397	631
Average MSOs’ per month subscriptions	753	768	905	984	1,063	1,120	1,165	1,378
*MSOs’ ARPU per month	$1.94	$1.72	$1.58	$1.24	$1.20	$1.12	$1.20	$0.46
* MSOs'-related ARPU in the third quarter ending October 31, 2009 would have been approximately $0.88, excluding the one time reduction of $1.8 million in MSOs'-related service revenues related to the one time reduction of 146,000 subscriptions associated with the correction of subscription over-reporting error by DIRECTV previously disclosed in the form 10-Q for the quarter ended October 31, 2009.

The MSOs’ related service revenues for the quarter ended July 31, 2011 increased $0.74 per subscription to $1.94 per subscription, as compared $1.20 for the same prior year period. The increase in MSOs’ ARPU is related primarily to DIRECTV's fixed minimum commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) being spread over a declining subscription base and we expect this trend in MSOs' ARPU to continue until our new deployment agreements launch and gain a significant amount of subscriptions.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the six months ended July 31, 2011 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as amended.
Revenue Recognition
TiVo generates service revenues from fees for providing the TiVo service to consumers and operators and through the sale of advertising and audience research measurement services. We also generate technology revenues from licensing technology (Refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report) and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial part of our revenues are derived from multiple element arrangements.
TiVo recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. Service revenue is generally recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
TiVo's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with multiple system operators (“MSO”) which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs and TiVo service; and bundled sales of advertising and audience research measurement services.
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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
TiVo adopted this guidance at the beginning of our first quarter of fiscal year 2012 on a prospective basis for applicable transactions originating or materially modified after January 31, 2011. We apply and will continue to apply the previous applicable accounting guidance for continuing arrangements that originated prior to the adoption date of February 1, 2011. The adoption of the new guidance did not have a significant impact on our consolidated financial statements. We currently do not expect changes in our products, services, bundled arrangements, or pricing practices that could have a significant impact on the consolidated financial statements in periods post adoption, however, this may change in the future.
TiVo allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by TiVo are allocated to each of the deliverables. Revenue allocated to each element, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective element.
Consistent with our methodology under previous accounting guidance, if available, TiVo determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. We currently estimate selling prices for our PCS, training, TiVo-enabled DVRs for MSOs, and consumer TiVo service based on VSOE of selling price.
In some instances, we may not be able to obtain VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to TiVo infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, we attempt to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately.

Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, we sell TiVo-enabled DVRs to consumers whereas our competitors usually lease them to their customers. Therefore, TiVo is typically not able to obtain TPE of selling price.
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
TiVo establishes pricing for ours products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices.
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
The VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. TiVo is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that we would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription using on a relative basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
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
In instances where TiVo hosts the TiVo service, we recognize revenue under the general revenue recognition guidance. We determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, TiVo service hosting, associated maintenance and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the longer of the contractual or customer relationship period. TiVo has established VSOE of selling prices for training, DVRs, and maintenance and support, based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective elements.

In arrangements where TiVo does not host the TiVo service and which include engineering services that are essential to the functionality of the licensed technology or involve significant customization or modification of the software, we recognize revenue under industry specific software revenue recognition guidance. Under this guidance, such arrangements are accounted for using the percentage-of-completion method or a completed-contract method. The percentage-of-completion method is used if we believe we are able to make reasonably dependable estimates of the extent of progress toward completion and the arrangement as a whole is reasonably expected to be profitable. We measure progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known.
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that TiVo is reasonably assured that no loss will be incurred under the arrangement, we recognize revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer. If we cannot be reasonably assured that no loss will be incurred under the arrangement, we will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. Such services are usually sold in packages customized for each campaign which generally lasts for up to three months. Because of the significant customization of offerings, TiVo historically has not been able to obtain VSOE of selling prices for each element in the package. Accordingly, we would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, we can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.
Hardware Revenues
Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured. End users have the right to return their product within 30 days of the purchase. TiVo establishes allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.
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

Results of Operations
Net Revenues.
Our net revenues for the three and six months ended July 31, 2011 and 2010 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2011		2010		2011		2010
	(In thousands, except percentages)
Service revenues	$34,016	56%	$35,654	69%	$67,350	63%	$71,898	64%
Technology revenues	$15,586	25%	$6,415	12%	$21,089	20%	$13,388	12%
Hardware revenues	$11,580	19%	$9,481	19%	$18,495	17%	$27,650	24%
Net revenues	$61,182	100%	$51,550	100%	$106,934	100%	$112,936	100%
Change from same prior year period	19%		(11)%		(5)%		—%
 Service Revenues. The decrease in TiVo-Owned service revenues of $1.6 million and $4.5 million in the three and six months ended July 31, 2011 as compared to the same prior year periods was due to a lower cumulative subscription base and an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2011 increased by $9.2 million and $7.7 million as compared to the same prior year periods primarily due to our agreement with DISH Networks, which generates $11.1 million in revenue per quarter (Refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report).
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended July 31, 2011, increased by $2.1 million, as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware sales to our MSO customers during the period.
Hardware revenues, net of allowance for sales returns and net of revenue shares and marketing development fund payments for the six months ended July 31, 2011 decreased by $9.2 million as compared to the same prior year period. The decrease in net hardware revenues for the six months ended July 31, 2011 is largely related to the decrease of approximately 29,000 hardware units sold, as compared to the same prior year period when we launched our TiVo Premiere boxes. Also contributing to the decrease is the continuation of our recently launched lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees) for TiVo-Owned subscriptions.
Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of service revenues	$9,089	$9,887	$17,889	$20,290
Change from same prior year period	(8)%	1%	(12)%	2%
Percentage of service revenues	27%	28%	27%	28%
Service gross margin	$24,927	$25,767	$49,461	$51,608
Service gross margin as a percentage of service revenues	73%	72%	73%	72%
Cost of service revenues consist primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $798,000 and $2.4 million for the three and six months ended July 31, 2011, as compared to the same prior year periods. These decreases in cost of service revenues are largely related to lower service call center costs.
Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of technology revenues	$3,813	$4,211	$10,833	$9,232
Change from same prior year period	(9)%	(28)%	17%	(11)%
Percentage of technology revenues	24%	66%	51%	69%
Technology gross margin	$11,773	$2,204	$10,256	$4,156
Technology gross margin as a percentage of technology revenues	76%	34%	49%	31%
Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, Virgin, and our other international and domestic projects. The decrease of $398,000 in cost of technology revenues in the three months ended July 31, 2011, related to a decrease in the amounts of revenue we were able to recognize for development work performed during the period as compared to the same prior year period.
The increase of $1.6 million in cost of technology revenues in the six months ended July 31, 2011 related to the number of customers we were performing development work for in the current year period as compared to the same prior year period and the fact that development work for one current customer resulted in recognition of cost of technology revenues of $1.5 million will not be recoverable from the customer.
The increase in technology gross margin for the three and six months ended July 31, 2011, as compared to the same prior year periods is primarily due to the revenue recognized from our DISH agreement as most of our newer deployment arrangements such as Virgin are accounted for under a zero margin method during the development period.
In certain of our distribution deals, such as Virgin, TiVo is not being paid in full for the upfront development cost. However, in exchange, TiVo is receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. As a result, a portion of service fees used to recover the initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $25.6 million related to development work, largely related to Virgin, ONO, Charter, and DIRECTV and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at July 31, 2011. These costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of hardware revenues	$13,401	$11,546	$22,254	$30,765
Change from same prior year period	16%	(11)%	(28)%	31%
Percentage of hardware revenues	116%	122%	120%	111%
Hardware gross margin	$(1,821)	$(2,065)	$(3,759)	$(3,115)
Hardware gross margin as a percentage of hardware revenue	(16)%	(22)%	(20)%	(11)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended July 31, 2011 increased as compared to the same prior year period as we sold more units into the MSO channel during the three month period as compared to the same prior year period.
Our cost of hardware sales for the six months ended July 31, 2011 decreased as compared to the same prior year period as we sold significantly more TiVo units into the retail channel during the six months ended July 31,

2010 due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal year 2011.
Hardware gross margin loss for the three months ended July 31, 2011 decreased by $244,000, as compared to the same prior year period largely due to increased number of units sold into the MSO channel, during this quarter as compared to the same prior year period.
Hardware gross margin loss for the six months ended July 31, 2011 increased by $644,000, as compared to the same prior year period largely due to our new bundled pricing model which allows a customer to purchase a TiVo box at a lower upfront box price when the customer commits for at least one year to one of our new higher priced service plans.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Research and development expenses	$26,042	$19,326	$53,270	$37,954
Change from same prior year period	35%	35%	40%	29%
Percentage of net revenues	43%	37%	50%	34%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Thus, the increase in research and development expenses of $6.7 million and $15.3 million for the three and six months ended July 31, 2011 as compared to the same prior year periods, was largely related to increased headcount, headcount related, and consulting costs. . For the fiscal year ending January 31, 2012 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR.
Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Sales and marketing expenses	$6,905	$6,622	$13,242	$14,382
Change from same prior year period	4%	21%	(8)%	29%
Percentage of net revenues	11%	13%	12%	13%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three months ended July 31, 2011 remained relatively flat, as compared to the same prior year period. The decrease for the six months ended July 31, 2011 of $1.1 million, as compared to the same prior year period was primarily related to decreased headcount related costs of $523,000, decreased costs of channel support of $195,000, and decreased public relations spending of $171,000.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,441	$1,366	$3,674	$4,557
Change from same prior year period	79%	63%	(19)%	150%
Percentage of net revenues	4%	3%	3%	4%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the three months ended July 31, 2011, as compared to the same prior year period was largely related to the write-down of advertising trade credits.
The decrease for the six months ended July 31, 2011, as compared to the same prior year period was largely related to additional sales and advertising costs related to the launch of our TiVo Premiere and TiVo Premiere XL boxes in the retail channel during the six months ended July 31, 2010, offset by the write-down of trade credits during the six months ended July 31, 2011.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
General and administrative	$17,826	$14,103	$40,278	$25,800
Change from same prior year period	26%	26%	56%	10%
Percentage of net revenues	29%	27%	38%	23%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three and six months ended July 31, 2011, general and administrative expenses increased by $3.7 million and $14.5 million, respectively. The increase for the three months ended July 31, 2011 as compared to the same prior year period was largely related to increase litigation related spending of $3.1 million and increased headcount and headcount related costs of $831,000.
The increase for the six month period ended July 31, 2011 as compared to the same prior year period was primarily due to an increase in litigation related spending of $8.8 million, which was largely related to our EchoStar, Verizon, and AT&T litigations combined with increased non-cash stock compensation expenses of $1.5 million and increased headcount and headcount related costs of $3.8 million, of which $1.6 million related to non-recurring transactions.
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the six months ended July 31, 2011. The amount related to interest income was recorded under “Interest income” in the six months ended July 31, 2011. There was no similar transaction for the six months ended July 31, 2010.
Interest income. Interest income for the three and six months ended July 31, 2011 was $678,000 and $3.8 million, respectively. Interest income for the three and six months ended July 31, 2010 was $381,000 and $750,000, respectively. The increase of $297,000 for the quarter ended July 31, 2011 as compared to the same prior year period was related our increased cash balance. The increase of $3.1 million for the six months ended July 31, 2011 as compared to the same prior year period was largely related to the EchoStar and DISH settlement and interest of $2.9 million associated with their past infringement. There was no such similar transaction in the six month period ended July 31, 2010.
Interest expense and other. Interest and other expense/(benefit) for the three and six months ended July 31, 2011 was $2.0 million and $4.6 million, respectively as compared to $145,000 and $147,000 for the three and six months ended July 31, 2010, respectively. The increase in interest expense for the three and six months ended July 31, 2011 as compared to the same prior year periods were due to interest associated with the convertible senior notes that were issued during the quarter ended April 30, 2011. We had no long-term debt in the three and six month periods ended July 31, 2010.
Benefit (provision) for income taxes. Income tax benefit (provision) for the three and six months ended July 31, 2011 was $71,000 and $(1.0) million, respectively. Income tax benefit (provision) for the three and six months ended July 31, 2010 was $(29,000) and $(63,000), respectively. We have determined our interim tax provision for the three and six months ended July 31, 2011 by projecting an estimated annual effective tax rate. The provision for income taxes for the three and six months ended July 31, 2011 differs from the U.S. statutory tax rate primarily due to the inclusion of benefits from release of the U.S. valuation allowance. The remaining income tax expenses are comprised primarily of state income taxes. Despite achieving profitability in the three and six months ended July 31, 2011 we expect to have a significant amount of net operating losses and R&D credits remaining and we continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing, and amount of which are uncertain.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2011, we had $627.8 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our recently announced share repurchase program, and working capital needs through the next twelve months. On March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150 million and received approximately $144.5 million in net proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. On May 2, 2011, we received $300 million in cash (and we are entitled to receive more cash over time) from DISH Networks in connection with the settlement and patent license we entered into with EchoStar and DISH on April 29, 2011 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with EchoStar and DISH, please refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$247,363	$(24,408)
Net cash used in investing activities	$(396,220)	$(6,730)
Net cash provided by financing activities	$173,663	$27,798
Net Cash Used in Operating Activities
During the six months ended July 31, 2011 our net cash provided by operating activities was $247.4 million as compared to net cash used by operating activities of $24.4 million during the same prior year period. This change in operating cash flow was largely attributed to the cash received from DISH Networks related to our settlement and license agreement.
Net Cash Used in Investing Activities
The net cash used in investing activities for the six months ended July 31, 2011 was approximately $396.2 million compared to $6.7 million for the same prior year period. The net cash used in investing activities for the six months ended July 31, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $392.8 million (this resulted in a corresponding increase in short-term investments of $392.8 million). Additionally, during the six months ended July 31, 2011, we acquired property and equipment of $3.1 million which is used to support our business.
Net Cash Provided by Financing Activities
For the six months ended July 31, 2011 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million. Additionally, we had issuance of common stock upon exercise of stock options which generated $7.5 million and issuance of common stock related to the employee stock purchase plan of $3.3 million. These amounts were partially offset by the repurchase of $3.2 million in restricted stock to satisfy employee tax withholdings.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$15,076	$2,672	$5,492	$5,553	$1,359
Purchase obligations	5,825	5,825	—	—	—
Total contractual cash obligations	$20,901	$8,497	$5,492	$5,553	$1,359
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
As of July 31, 2011, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign corporate and government securities. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2011 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2011 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2011, as amended, and subsequent reports on Form 8-K and Form 10-Q.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
May 1, through May 31, 2011	1,298	$9.47	—	$—
June 1, through June 30, 2011	1,104	$10.16	—	$—
July 1, through July 31, 2011	—	$—	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
TiVo's Board of Directors has authorized the repurchase of up to $100 million of its outstanding common shares over a period of two years. The share repurchase program will be funded through our existing cash and the program shall be effective on August 29, 2011. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price, and amount of any repurchases will be determined by TiVo at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. The program may be implemented, suspended, or discontinued at any time.
On August 29, 2011, TiVo amended its Master Marketing and Development Agreement (the “Marketing Agreement”), with Best Buy Stores, L.P. effective June 1, 2011.  Pursuant to this First Amendment to the Marketing Agreement (the “Amendment”), Best Buy and TiVo will continue their strategic marketing relationship, but TiVo is no longer required to share revenue with Best Buy and Best Buy is no longer held to a minimum annual marketing commitment.  The Amendment additionally includes a one-time payment from Best Buy to TiVo to resolve a prior revenue share overpayment by TiVo to Best Buy. Other provisions of TiVo's on-going Marketing Agreement with Best Buy, including the initial term of five (5) years, remain unchanged.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Amended & Restated 2008 Equity Incentive Plan, dated August 3, 2011 (filed herewith).
10.2+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 9, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated September 9, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested for portions of this exhibit.

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

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES AND OFFICER CERTIFICATIONS
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date:	9/9/2011	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	9/9/2011	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)