Form 10-Q
period 2011-10-31
TIVO INC
filed 2011-12-08
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 120,971,847 as of November 30, 2011.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2011

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

•
our expectations with respect to the timing of future development and deployment, including future subscription growth or attrition and future technology and service revenues, with our distribution partners such as Virgin Media Limited (U.K.), Suddenlink (U.S.), Charter Communications (U.S.), Cableuropa S.A.U. (“ONO”) (Spain), Canal Digital (Scandinavia), Comcast (U.S.), RCN (U.S.), Grande Communications (U.S.), DIRECTV (U.S.), and Cablevision (Mexico);

•
our expectations regarding future increases or decreases in our research and development spending and associated ability to remain competitive and a technology innovator in advanced television solutions beyond the DVR;

•	our expectations regarding future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners;

•
our expectations regarding future increases in our operating expenses, including increases in general and administrative expenses, litigation expenses, sales and marketing and subscription acquisition costs, and future increases in hardware costs related to supply shortages in the hard disk drive component market;

•	our expectations regarding our ability to oversee outsourcing of our manufacturing processes and engineering work, and management of our inventory;

•	our expectations regarding our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our expectations regarding our ability to raise additional capital through the financial markets in the future;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding our estimates and expectations related to long-term investments and their associated carrying value; and

•	our expectations regarding the impact of the transition to digital distribution technologies by both broadcasters and cable operators.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K, as amended, and our quarterly reports on Form 10-Q. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2011	January 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,941	$71,221
Short-term investments	520,367	138,216
Accounts receivable, net of allowance for doubtful accounts of $373 and $275, respectively	19,000	16,011
Inventories	15,499	13,228
Deferred cost of technology revenues, current	7,264	13,760
Prepaid expenses and other, current	10,006	6,983
Total current assets	656,077	259,419
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $45,736 and $44,682, respectively	9,739	10,229
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $17,108 and $15,110, respectively	5,239	6,956
Deferred cost of technology revenues, long-term	20,194	2,100
Prepaid expenses and other, long-term	3,802	1,224
Long-term investments	3,400	5,890
Total long-term assets	42,374	26,399
Total assets	$698,451	$285,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$30,006	$18,052
Accrued liabilities	35,832	30,115
Deferred revenue, current	73,848	33,792
Total current liabilities	139,686	81,959
LONG-TERM LIABILITIES
Deferred revenue, long-term	90,789	34,857
Convertible senior notes	172,500	—
Deferred rent and other long-term liabilities	539	246
Total long-term liabilities	263,828	35,103
Total liabilities	403,514	117,062
COMMITMENTS AND CONTINGENCIES (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 122,215,867 and 117,420,874, respectively, and outstanding shares are 120,815,344 and 116,475,318, respectively	122	117
Treasury stock, at cost - 1,400,523 shares and 945,556 shares, respectively	(13,226)	(8,660)
Additional paid-in capital	992,511	956,947
Accumulated deficit	(684,249)	(779,225)
Accumulated other comprehensive income (loss)	(221)	(423)
Total stockholders’ equity	294,937	168,756
Total liabilities and stockholders’ equity	$698,451	$285,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues
Service revenues	$32,413	$34,298	$99,763	$106,196
Technology revenues	19,391	7,024	40,480	20,412
Hardware revenues	12,970	9,532	31,465	37,182
Net revenues	64,774	50,854	171,708	163,790
Cost of revenues
Cost of service revenues	9,265	9,878	27,154	30,168
Cost of technology revenues	7,721	4,172	18,554	13,404
Cost of hardware revenues	16,817	13,566	39,071	44,331
Total cost of revenues	33,803	27,616	84,779	87,903
Gross margin	30,971	23,238	86,929	75,887
Research and development	27,272	20,446	80,542	58,400
Sales and marketing	6,753	6,157	19,995	20,539
Sales and marketing, subscription acquisition costs	2,398	1,398	6,072	5,955
General and administrative	18,032	16,162	58,310	41,962
Litigation Proceeds	—	—	(175,716)	—
Total operating expenses	54,455	44,163	(10,797)	126,856
Income (loss) from operations	(23,484)	(20,925)	97,726	(50,969)
Interest income	759	348	4,600	1,098
Interest expense and other income (expense)	(2,015)	—	(6,604)	(147)
Income (loss) before income taxes	(24,740)	(20,577)	95,722	(50,018)
Benefit from (provision for) income taxes	242	(43)	(746)	(106)
Net income (loss)	$(24,498)	$(20,620)	$94,976	$(50,124)

Net income (loss) per common share
Basic	$(0.21)	$(0.18)	$0.82	$(0.44)
Diluted	$(0.21)	$(0.18)	$0.74	$(0.44)

Income (loss) for purposes of computing net income (loss) per share:
Basic	(24,498)	(20,620)	94,976	(50,124)
Diluted	(24,498)	(20,620)	99,989	(50,124)

Weighted average common and common equivalent shares:
Basic	117,232,354	114,179,608	116,208,111	113,171,074
Diluted	117,232,354	114,179,608	135,722,730	113,171,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,976	$(50,124)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	6,682	6,824
Loss on disposal of fixed assets	—	42
Stock-based compensation expense	21,979	18,816
Amortization of discounts and premiums on investments	2,483	1,473
Non-cash loss on overallotment option	2,192	—
Utilization and write-down of trade credits	619	93
Allowance for doubtful accounts	322	323
Changes in assets and liabilities:
Accounts receivable	(3,311)	(599)
Inventories	(2,271)	(10,922)
Deferred cost of technology revenues	(11,088)	(10,734)
Prepaid expenses and other	(653)	(589)
Accounts payable	11,854	5,689
Accrued liabilities	5,717	3,038
Deferred revenue	95,988	(2,174)
Deferred rent and other long-term liabilities	293	18
Net cash provided by (used in) operating activities	$225,782	$(38,826)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(640,300)	(133,264)
Sales or maturities of long-term and short-term investments	256,990	155,175
Acquisition of property and equipment	(4,094)	(5,280)
Acquisition of capitalized software and intangibles	(281)	—
Net cash provided by (used in) investing activities	$(387,685)	$16,631
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	166,109	—
Proceeds from issuance of common stock related to exercise of common stock options	9,796	30,036
Proceeds from issuance of common stock related to employee stock purchase plan	3,284	2,407
Treasury stock - repurchase of stock for tax withholding	(4,566)	(3,858)
Net cash provided by financing activities	$174,623	$28,585
NET INCREASE IN CASH AND CASH EQUIVALENTS	$12,720	$6,390
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	71,221	70,891
Balance at end of period	$83,941	$77,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. NATURE OF OPERATIONS
TiVo Inc. (together with its subsidiaries the "Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as DIRECTV, RCN, Suddenlink, Virgin Media, and in the future Charter, ONO, Canal Digital, and Grande Communications for subscription growth; and the Company’s ability to sustain and grow its subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, as a result of the continued national and global economic downturn and overall consumer spending decline, the Company is cautious about its subscription growth in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of October 31, 2011 and January 31, 2011 and the results of operations for the three and nine month periods ended October 31, 2011 and 2010 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2011 and 2010 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2011, as amended. Operating results for the three and nine month periods ended October 31, 2011 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2012.
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
Multiple Element Arrangements
The Company's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled

DVRs and TiVo service to consumers; arrangements with MSOs which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs, non-DVR set-top boxes (STBs), and TiVo service; and bundled sales of advertising and audience research measurement services.
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
Consistent with its methodology under previous accounting guidance, if available, the Company determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. The Company currently estimates selling prices for its PCS, training, TiVo-enabled DVRs for MSOs, non-DVR STBs, and TiVo service for consumers based on VSOE of selling price.
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
VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. The Company is not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price at which the Company would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription on a relative selling price basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
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
Arrangements with MSOs
The Company has two different types of arrangements with MSOs under technology deployment and engineering services agreements. The Company's arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service.
In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance, and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. The Company has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective element.
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

3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of
	October 31, 2011	January 31, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$6,863	$4,362
Cash equivalents:
Commercial paper	51,583	40,189
Money market funds	20,479	26,670
Municipal bond	5,016	—
Total cash and cash equivalents	83,941	71,221
Marketable securities:
Certificate of deposit	56,245	25,607
Commercial paper	164,249	24,473
Corporate debt securities	217,871	42,897
US agency securities	13,041	23,083
US Treasury securities	52,367	5,023
Foreign government securities	—	12,035
Variable-rate demand notes	470	2,600
Asset-backed securities	10,095	2,498
Municipal bond	6,029	—
Current marketable securities	520,367	138,216
Auction rate securities	—	2,490
Non-current marketable securities	—	2,490
Total marketable securities	520,367	140,706
Other investment securities:
Other investment securities - cost method	3,400	3,400
Total other investment securities	3,400	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$607,708	$215,327
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, foreign government securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
Other Investment Securities
TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment. Refer to Note 4, "Fair Value" for additional information on the impairment assessment of the investment.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	October 31, 2011	January 31, 2011
	(in thousands)
Due within 1 year	$437,533	$123,631
Due within 1 year through 5 years	82,364	14,585
Due within 5 years through 10 years	—	—
Due after 10 years	470	2,490
Total	$520,367	$140,706
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$56,254	$1	$(10)	$56,245
Commercial paper	164,221	28	—	164,249
Corporate debt securities	218,186	38	(353)	217,871
US agency securities	13,035	6	—	13,041
US Treasury securities	52,293	74	—	52,367
Variable-rate demand notes	470	—	—	470
Asset-backed securities	10,099	—	(4)	10,095
Municipal Bond	6,030	2	(3)	6,029
Total	$520,588	$149	$(370)	$520,367

	As of January 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$25,600	$7	$—	$25,607
Commercial paper	24,471	2	—	24,473
Corporate debt securities	42,847	50	—	42,897
US agency securities	23,074	11	(2)	23,083
US Treasury securities	5,009	14	—	5,023
Foreign government securities	12,030	5	—	12,035
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	(1)	2,498
Auction rate securities	3,000	—	(510)	2,490
Total	$141,130	$89	$(513)	$140,706

The available-for-sale investments that were in an unrealized loss position as of October 31, 2011 and January 31, 2011, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$26,743	$(10)	$—	$—	$26,743	$(10)
Corporate debt securities	147,895	(353)	—	—	147,895	(353)
Asset-backed securities	10,095	(4)	—	—	10,095	(4)
Municipal Bond	3,277	(3)	—	—	3,277	(3)
Total	$188,010	$(370)	$—	$—	$188,010	$(370)

	As of January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
US agency securities	5,088	(2)	—	—	5,088	(2)
Asset-backed securities	2,498	(1)	—	—	2,498	(1)
Auction rate securities	—	—	2,490	(510)	2,490	(510)
Total	$7,586	$(3)	$2,490	$(510)	$10,076	$(513)

4. FAIR VALUE
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of October 31, 2011 and January 31, 2011:

	As of October 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$51,583	$—	$51,583	$—
Money market funds	20,479	20,479	—	—
Municipal bond	5,016	—	5,016	—
Short-term investments:
Certificate of deposit	56,245	56,245	—	—
Commercial paper	164,249	—	164,249	—
Corporate debt securities	217,871	—	217,871	—
US agency securities	13,041	—	13,041	—
US Treasury securities	52,367	52,367	—	—
Variable-rate demand notes	470	—	470	—
Asset-backed securities	10,095	—	—	10,095
Municipal bond	6,029	—	6,029	—
Total	$597,445	$129,091	$458,259	$10,095

	As of January 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$40,189	$—	$40,189	$—
Money market funds	26,670	26,670	—	—
Short-term investments:
Certificate of deposit	25,607	25,607	—	—
Commercial paper	24,473	—	24,473	—
Corporate debt securities	42,897	—	42,897	—
US agency securities	23,083	—	23,083	—
US Treasury securities	5,023	5,023	—	—
Foreign government securities	12,035	—	12,035	—
Variable-rate demand notes	2,600	—	2,600	—
Asset-backed securities	2,498	—	—	2,498
Long-term investments:
Auction rate securities	2,490	—	—	2,490
Total	$207,565	$57,300	$145,277	$4,988

The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended October 31, 2011 and October 31, 2010 (in thousands):

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2011	$2,490	$2,499	$4,989
Purchases	—	10,095	10,095
Sales	(3,000)	(2,500)	(5,500)
Total gains (losses) (realized and unrealized)	510	1	511
Balance, October 31, 2011	$—	$10,095	$10,095

	Auction Rate Securities	Asset-backed Securities	Total

Balance, January 31, 2010	$4,112	$—	$4,112
Purchases	—	2,498	2,498
Sales	—	—	—
Total gains or losses (realized and unrealized)	69	(1)	68
Balance, October 31, 2010	$4,181	$2,497	$6,678
Marketable securities measured at fair value using Level 3 inputs are comprised of asset-backed and auction rate securities. Asset-backed securities values are based on non-binding broker provided price quotes and may not have been corroborated by observable market data. There were no transfers in and out of Level 1 or 2.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company’s cost method investment was $3.4 million as of October 31, 2011 and $3.4 million as of January 31, 2011. No events or circumstances indicating a potential impairment were identified as of October 31, 2011 or January 31, 2011.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at October 31, 2011 was $172.5 million and the fair value was $209.6 million based on the bond's quoted market price as of October 31, 2011. There was no debt as of January 31, 2011. Refer to Note 6. "Convertible Senior Notes" for additional information.

5. COMMITMENTS AND CONTINGENCIES
Product Warranties

The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2011 and January 31, 2011, the accrued warranty reserve was $208,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of October 31, 2011, the extended warranty deferred revenue and cost was $896,000 and $273,000, respectively. As of January 31, 2011, the extended warranty deferred revenue and cost was $891,000 and $269,000, respectively.
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
Legal Matters
Intellectual Property Litigation.
On August 26, 2009, TiVo filed separate complaints against AT&T Inc. and Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T Inc., and on March 31, 2010 the district court granted Microsoft's motion. On March 28, 2010, AT&T Operations filed a motion to intervene in the action filed against AT&T Inc.; AT&T Operations and Microsoft filed a motion to transfer the proceedings to the United States District Court for the Northern District of California; and AT&T Inc., AT&T Operations, and Microsoft filed a motion to sever the claims involving Microsoft and AT&T Operations and stay the remaining proceeding involving AT&T Inc. On September 17, 2010, the court issued an order denying the motions to transfer, sever and stay. The court issued its claim construction order on the patents asserted by TiVo against AT&T Operations and AT&T Inc. on October 13, 2011. The Court held a status conference on November 10, 2011, setting the date for jury selection for January 9, 2012. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On June 1-2, 2011, the judge conducted a claim construction hearing on the patents asserted by TiVo against Verizon and the patents asserted by Verizon against TiVo. On November 10, 2011 the Court issued an order staying TiVo's lawsuit against Verizon due to the Court's schedule. The Court will reevaluate the stay after January 4, 2012. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. This litigation has been stayed. Since that time, due to events unfolding in the companion ITC action described below, Microsoft has indicated that it will dismiss two of the four patents (USP 6,028,604 and 5,731,844) from the district court action. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has set a target date for completing the investigation of July 2, 2012. Two of the four patents (USP 6,028,604 and 5,731,844) have been dropped by Microsoft from the ITC action. The hearing on the remaining two patents commenced on November 30, 2011, and an initial determination is expected around early March 2012. As a result of Microsoft's ITC lawsuit, the Company expects to incur material expenses this year defending Microsoft's lawsuit filed with the ITC and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the ITC: U.S. Patent Nos. 5,585,838 ("Program Time Guide"); 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"); 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"); and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the ITC investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the Complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. The Company intends to defend this action and the action before the ITC vigorously; however, the Company is incurring expenses in connection with this lawsuit, which could become material in the future, and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T IP") filed a complaint against TiVo in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"); 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"); 6,118,976 ("Asymmetric Data Communications System"); and 6,983,478 ("Method and System for Tracking Network Use"). The complaint seeks, among other things, damages for past infringement and a permanent injunction. On May 3, 2010, TiVo served its answer to the complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On December 3, 2010, TiVo filed with the USPTO requests for reexamination of all four of the patents asserted by AT&T IP in this litigation. TiVo filed an inter partes reexamination request for U.S. Patent No. 6,983,478, and ex parte reexamination requests for U.S. Patent Nos. 5,809,492, 5,922,045, and 6,118,976. On December 6, 2010, TiVo filed a motion to stay this litigation in view of the reexamination requests. On December 17, 2010, AT&T IP filed an Amended Complaint for Patent Infringement, adding to its claims allegations of inducing infringement, contributory infringement, and willful infringement. On January 20, 2011, TiVo served its answer to the amended complaint, again seeking a declaration that TiVo does not infringe and the patents are invalid. On February 1, 2011, TiVo filed a Notice with the Court that the USPTO had granted all four of TiVo's petitions for reexamination of the patents asserted by AT&T IP in this litigation. On January 18, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,809,492; on January 24, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 6,118,976; on January 26, 2011, the USPTO granted TiVo's petition for inter partes reexamination of all asserted claims of U.S. Patent No. 6,983,478; and on January 31, 2011, the USPTO granted TiVo's petition for ex parte reexamination of all asserted claims of U.S. Patent No. 5,922,045. On March 1, 2011, the Court issued an order granting TiVo's motion to stay. This litigation has been stayed. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a reply to the Company's counterclaims. A status conference was held on June 1, 2011 where the magistrate judge indicated that trial would likely be scheduled for September 2012. On July 6, 2011, the district court stayed the case until January 3, 2012 due to overlapping issues with the TiVo v. Verizon case and scheduled a status conference for January 4, 2012. Motorola objected to the stay, and a hearing on that objection was held on November 10, 2011. On November 14, 2011, the district court issued an order overruling Motorola's objection. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT seeks an injunction and unspecified damages. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
Securities Litigation. On June 12, 2001, the Company and certain of its officers and directors ("TiVo defendants") were originally named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which is captioned Wercberger v. TiVo et al., also names several of the underwriters involved in the Company's initial public offering ("IPO") as defendants. This class action is brought on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's IPO (October 31, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Company's IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased the Company's stock in the IPO and the after-market, and that the TiVo defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers have been named in similar lawsuits. In February 2003, after the issuer defendants (including the TiVo defendants) filed an omnibus motion to dismiss, the Court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer defendants. On October 8, 2002, the Company's executive officers who were named as defendants in this action were dismissed without prejudice. On June 26, 2003, the plaintiffs in the suit announced a proposed settlement with the Company and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the Second Circuit on December 5, 2006, reversing the District Court's granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement had provided that the insurers of all settling issuers would guarantee that the plaintiffs recover damages from non-settling defendants, including the investment banks who acted as underwriters in those offerings.
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
On May 17, 2011, the Second Circuit Court of Appeals dismissed the appeals of all but one objector to the settlement, whose matter was remanded to the District Court. On August 25, 2011, the District Court held on remand that the remaining objector was not a member of the settlement class. On September 23, 2011, the remaining objector appealed the District Court's August 25, 2011 ruling to the Second Circuit Court of Appeals. There can be no assurance that the District Court's approval of the settlement and exclusion of the remaining objector from the class will not be overturned by the Second Circuit Court of Appeals. The Company may incur expenses in connection with this litigation that may become material in the future. No loss is considered probable or estimable at this time.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of October 31, 2011, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.

6. CONVERTIBLE SENIOR NOTES
On March 10, 2011, the Company issued $150.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due March 15, 2016 for which it received approximately $144.5 million in net proceeds. On March 30, 2011, the Company issued an additional $22.5 million aggregate principal amount of the convertible senior subordinated notes and received approximately $21.8 million in net proceeds pursuant to the exercise of the initial purchaser's overallotment option. The effective interest rate of these notes is not materially different than the stated interest rate of 4.00%. These notes have an initial conversion price of $11.16 per share of TiVo's common stock. The conversion option has no cash settlement provisions. Total issuance costs for the convertible notes and the overallotment was $6.4 million. The Company uses the straight-line method to amortize its debt issuance costs which yields a similar result as the effective interest rate method. The Company believes that the conversion option meets the scope exception because it is indexed to the Company's own stock and is classified in stockholders'

equity.  Thus, the conversion option does not meet the criterion for separate accounting as a derivative.
The Company will pay 4.00% interest per annum on the outstanding principal amount of the notes semi-annually on March 15 and September 15 of each year beginning in September 2011. Interest began to accrue on March 10, 2011.  The notes are unsecured senior obligations of the Company. These notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the notes and the shares of the Company's common stock issuable upon conversion of the notes have not been registered under the Securities Act.
The Company may not redeem the notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option. The notes will be convertible at an initial conversion rate of 89.6359 shares of the Company's common stock per $1,000 principal amount of notes, subject to adjustment upon certain events, which is equivalent to a conversion price of approximately $11.16 per share of the Company's common stock. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The holders of the notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a "change in control" or "termination of trading"). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase price.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$(24,498)	$(20,620)	$94,976	$(50,124)
Interest on dilutive notes	—	—	5,013	—
Net Income for purpose of computing net income (loss) per diluted share	(24,498)	(20,620)	99,989	(50,124)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	117,232,354	114,179,608	116,208,111	113,171,074
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	4,052,426	—
Convertible senior notes	—	—	15,462,193	—
Denominator for diluted net income (loss) per common share	117,232,354	114,179,608	135,722,730	113,171,074
Basic net income (loss) per common share	$(0.21)	$(0.18)	$0.82	$(0.44)
Diluted net income (loss) per common share	$(0.21)	$(0.18)	$0.74	$(0.44)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss in the three and nine months ended October 31, 2011 and 2010 per share do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Unvested restricted stock	5,616,747	4,832,509	1,164,955	4,708,322
Options to purchase common stock	11,424,061	12,561,813	4,473,850	12,254,583
Potential shares to be issued from ESPP	188,849	210,776	—	210,776
Total	17,229,657	17,605,098	5,638,805	17,173,681

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and nine months ended October 31, 2011 and 2010, respectively is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Cost of service revenues	$209	$209	$610	$573
Cost of technology revenues	674	777	1,363	1,877
Research and development	2,709	1,935	7,895	6,250
Sales and marketing	1,052	987	3,022	2,670
General and administrative	2,776	2,534	9,089	7,446
Change in deferred cost of technology revenues	(81)	—	510	—
Stock-based compensation before income taxes	$7,339	$6,442	$22,489	$18,816
Income tax benefit	—	—	—	—
Total stock-based compensation	$7,339	$6,442	$22,489	$18,816

9. DISH NETWORK CORPORATION
On April 29, 2011, TiVo entered into a Settlement and Patent License Agreement with EchoStar Corporation (“EchoStar”) and DISH Network Corporation (“DISH”).  Under the terms of the agreement, DISH and EchoStar agreed to pay TiVo $500.0 million, including an initial payment of $300.0 million received by TiVo on May 2, 2011 with the remaining $200.0 million to be distributed in six equal annual installments of $33.3 million between 2012 and 2017. TiVo, DISH, and EchoStar agreed to dismiss all pending litigation between the companies with prejudice and to dissolve all injunctions against DISH and EchoStar. The parties also granted certain patent licenses to each other. TiVo granted DISH a license under its Time Warp patent (U.S. Patent No. 6,233,389) and certain related patents, for the remaining life of those patents. TiVo also granted EchoStar a license under the same '389 patent and certain related patents, for the remaining life of those patents, to design and make certain DVR-enabled products solely for DISH and two international customers. EchoStar granted TiVo a license under certain DVR-related patents for TiVo-branded, co-branded and ingredient-branded products.
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
Revenue from the agreement is expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2012	$33,246
2013	44,328
2014	44,328
2015	44,328
2016	44,328
2017	44,328
2018	44,328
2019	22,164
Total	$321,378

10. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(24,498)	$(20,620)	$94,976	$(50,124)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(224)	79	(309)	(29)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	—	—	510	—
Subtotal available-for-sale securities	$(224)	$79	$201	$(29)
Total comprehensive income (loss)	$(24,722)	$(20,541)	$95,177	$(50,153)

11. INCOME TAXES
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three and nine months ended October 31, 2011, the Company recorded a benefit (provision) for income taxes of $242,000 and $(746,000), respectively. The income taxes are comprised primarily of state income taxes. The

Company projects that it will be in a federal and state taxable income position for the year ending January 31, 2012, however the Company also estimates that it will release valuation allowance previously recorded against deferred tax assets as the deferred tax assets can be utilized against the taxable income or assessed tax. The Company continues to maintain a full valuation allowance against the remaining deferred tax as realization is dependent upon future earnings, the timing, and amount of which are uncertain.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 14, 2011 and Amendment No. 1, filed on August 25, 2011, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 14, 2011, and Amendment No. 1 filed on August 25, 2011, and our quarterly reports on Form 10-Q before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of technology and services for advanced television solutions, which are included in such products as DVRs, non-DVR set-top boxes (STBs) and other consumer electronic devices. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass®™ recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), WishList® searches, cable VOD, the ability to transfer content amongst our DVRs and non-DVR STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third party devices such as tablet computers and smartphones (such as iPads and iPhones). As of October 31, 2011, there were approximately 2.0 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. We also have agreements with Comcast and Cox for them, in the future, to market, provide free installation services and integrated access to each provider's VOD content for TiVo Premiere customers in select regions who also subscribe to Comcast's or Cox's television service in those regions. Additionally, in our MSO business, we provide the TiVo service on MSO provisioned DVRs and non-DVR STBs through agreements with leading satellite and cable television service providers and broadcasters such as DIRECTV, RCN, Suddenlink, Grande Communications, Cablevision Mexico, Virgin Media , and ONO. In the future, we expect to provide the TiVo service through Canal Digital and Charter Communications. We also provide innovative marketing solutions for the television industry, including a unique platform for advertising and audience research measurement services. TiVo also generates technology revenues from licensing technology (Refer to Note 9, "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report) and through the provision of engineering professional services in connection with our provision of the TiVo service to our MSO customers.
Executive Overview
Fiscal year 2012
In the remainder of the fiscal year ending January 31, 2012, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and commence and continue deployment activities for our existing distribution agreements. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. Our installed base of MSO subscriptions had strong growth in the quarter ended October 31, 2011. We expect this new trend of growth in our MSO subscription base to continue through rest of fiscal year 2012 and into next year with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions may continue to be offset by further losses in our TiVo-Owned subscription stemming from continued competition and our efforts to manage the amount of TiVo-Owned marketing dollars we are devoting to related acquisition activities.
•We believe that our investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we expect our research and development spending in fiscal year 2012 from the prior year to increase by an additional $25 million to $30 million as we pursue these new technological and product developments which include development of non-DVR STBs and connected televisions, development of whole-home and multi-screen offerings, increasing our operational capacity to handle increased operator deployments, and gaining more efficiency in our distribution efforts. In the fiscal year ending January 31, 2013, we expect our research and development spend to decrease from fiscal year 2012 as we benefit from this fiscal year's investments.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect our litigation expenses for our ongoing patent infringement lawsuits, which include our lawsuits involving AT&T, Verizon, Microsoft, and Motorola Mobility, to increase significantly in the current fiscal year as compared to the prior fiscal year.
As a result of the continuation of recently launched lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees), we expect to have decreases in Hardware revenue leading to increases in total sales and marketing, subscription acquisition costs when compared to the prior year period.
We expect to continue development efforts under our existing MSO deployment agreements. To the extent that the upfront development effort is not paid for through development fees from such arrangements, but is recoverable through future service fees from these MSOs, we will defer the cost of the development and expense it in our Statement of Operations until later when related revenues from service fees are received and first recognized as technology revenues until the previously deferred costs of development are expensed, which will negatively impact MSOs average revenue per subscription. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term.
As a result of the flooding in Thailand and the impact on the suppliers of hard disk drives, including our primary supplier, Western Digital, we may have difficulty obtaining the quantity of hard disk drives required to satisfy our TiVo-Owned and MSO sales. Additionally, we expect to incur incremental hardware costs relating to the increased pricing of hard disk drives, including up to $1.0 million of expenses relating to increased hard disk drive costs in the remainder of fiscal year 2012. This amount of additional cost is not necessarily reflective of the impact we expect in the fiscal year ending January 31, 2013.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by multiple system operators and broadcasters such as DIRECTV, Cablevision Mexico, Virgin Media, RCN, and Suddenlink, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
TiVo-Owned Subscription Gross Additions:	30	25	27	60	35	32	33	46
Subscription Net Additions/(Losses):
TiVo-Owned	(30)	(43)	(58)	(55)	(45)	(48)	(51)	(72)
MSOs	147	10	(30)	(168)	(67)	(77)	(45)	(59)
Total Subscription Net Additions/(Losses)	117	(33)	(88)	(223)	(112)	(125)	(96)	(131)
Cumulative Subscriptions:
TiVo-Owned	1,135	1,165	1,208	1,266	1,321	1,366	1,414	1,465
MSOs	910	763	753	783	951	1,018	1,095	1,140
Total Cumulative Subscriptions	2,045	1,928	1,961	2,049	2,272	2,384	2,509	2,605
Fully Amortized Active Lifetime Subscriptions	270	286	307	310	282	280	282	279
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	56%	57%	57%	56%	56%	56%	57%	58%

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
TiVo-Owned subscriptions declined by 30,000 subscriptions, as compared to a decrease of 45,000 in the same prior year period. This improvement was driven by decreased churn. TiVo-Owned installed subscription base decreased to approximately 1.1 million subscriptions as of October 31, 2011 as compared to approximately 1.2 million as of July 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. As a result of this continued competition and current economic conditions, we likely will experience further net losses in our TiVo-Owned subscription base through the rest of fiscal year ending January 31, 2012.
Our MSO installed subscription base increased by 147,000 subscriptions to 910,000 subscriptions as of October 31, 2011 as compared to July 31, 2011. The increase in subscriptions is due to subscription growth from partners such as Virgin Media, RCN, and Suddenlink, with additional MSOs expected to launch prior to year-end.
TiVo-Owned Churn Rate per Month. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our older model DVRs or access to certain digital television channels or MSO Video On Demand services, as well as increased price sensitivity and installation and CableCARDTM technology limitations, may cause our TiVo-Owned Churn Rate per month to increase.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
Average TiVo-Owned subscriptions	1,149	1,188	1,238	1,296	1,345	1,390	1,437	1,506
TiVo-Owned subscription cancellations	(60)	(68)	(85)	(115)	(80)	(80)	(84)	(118)
TiVo-Owned churn rate per month	(1.7)%	(1.9)%	(2.3)%	(3.0)%	(2.0)%	(1.9)%	(2.0)%	(2.6)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.7)% and (2.0)% for the quarters ended October 31, 2011 and 2010, respectively.
We expect churn to be lower on a percentage basis and on an absolute basis in the fiscal year ending January 31, 2012 as compared to the fiscal year ended January 31, 2011 as a result of a decrease in inactive product lifetime subscriptions combined with the change in the mix of our current subscription base platforms (between HD and non-HD). Historically we have seen a large amount of churn associated with non-HD box subscriptions. During the fiscal year ending January 31, 2012 we have experienced a reduction in the churn rate associated with these non-HD box subscriptions.
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

	Three Months Ended
	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$2,398	$2,441	$1,233	$2,214	$1,398	$1,366	$3,191	$2,022
Hardware revenues	(12,970)	(11,580)	(6,915)	(14,436)	(9,532)	(9,481)	(18,169)	(23,389)
Less: MSOs'-related hardware revenues	8,998	8,079	2,765	4,431	3,416	1,601	5,437	12,818
Cost of hardware revenues	16,817	13,401	8,853	24,702	13,566	11,546	19,219	27,962
Less: MSOs'-related cost of hardware revenues	(6,351)	(6,019)	(1,795)	(3,298)	(2,618)	(1,222)	(4,158)	(12,064)
Total Acquisition Costs	8,892	6,322	4,141	13,613	6,230	3,810	5,520	7,349
TiVo-Owned Subscription Gross Additions	30	25	27	60	35	32	33	46
Subscription Acquisition Costs (SAC)	$296	$253	$153	$227	$178	$119	$167	$160

	Twelve Months Ended
	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$8,286	$7,286	$6,211	$8,169	$7,977	$7,785	$7,257	$5,048
Hardware revenues	(45,901)	(42,463)	(40,364)	(51,618)	(60,571)	(61,069)	(60,350)	(48,787)
Less: MSOs'-related hardware revenues	24,273	18,691	12,213	14,885	23,272	20,046	19,961	14,497
Cost of hardware revenues	63,773	60,522	58,667	69,033	72,293	73,163	74,552	65,909
Less: MSOs'-related cost of hardware revenues	(17,463)	(13,730)	(8,933)	(11,296)	(20,062)	(17,647)	(17,858)	(13,706)
Total Acquisition Costs	32,968	30,306	27,794	29,173	22,909	22,278	23,562	22,961
TiVo-Owned Subscription Gross Additions	142	147	154	160	146	145	144	148
Subscription Acquisition Costs (SAC)	$232	$206	$180	$182	$157	$154	$164	$155

As a result of the seasonal nature of our subscription growth, total acquisition costs vary significantly during the year. Management primarily reviews the SAC metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscriptions. For example, we have historically experienced increased TiVo-Owned subscription gross additions during the fourth quarter; however, sales and marketing, subscription acquisition activities occur throughout the year.
During the three months ended October 31, 2011, our total acquisition costs were $8.9 million, an increase of $2.7 million from the same prior year period. This increase in total acquisition costs was related to an increase of $1.0 million in our sales and marketing, subscription acquisition costs, as we increased our advertising spending during the quarter. This increase in total acquisition costs also included an increase of $1.7 million in our hardware sales gross margin loss due to our new pricing structure that includes a lower upfront box price to consumers. The increase in SAC of $118 for the three months ended October 31, 2011 as compared to the same prior year period was largely a result of the increase in total acquisition costs combined with fewer subscription gross additions during the three month period as compared to the same prior year period.
During the twelve months ended October 31, 2011 our total acquisition costs were $33.0 million, an increase of $10.1 million compared to $22.9 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $309,000, as compared to the same prior year period combined with an increase in TiVo's hardware gross margin losses of $9.8 million as compared to the same prior year period. This increase in gross margin loss is largely due to our new pricing structure that includes a lower upfront box price to consumers. The increase in SAC of $75 for the twelve months ended October 31, 2011 as compared to the same prior year period was largely a result of the increase in total acquisition costs.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. You should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our condensed consolidated balance sheet until later when related revenues from service fees are received and are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.

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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
	(In thousands, except ARPU)
Total service revenues	32,413	34,016	33,334	34,453	34,298	35,654	36,244	38,442
Less: MSOs’-related service revenues	(4,087)	(4,371)	(3,962)	(4,294)	(3,670)	(3,819)	(3,760)	(4,190)
TiVo-Owned-related service revenues	28,326	29,645	29,372	30,159	30,628	31,835	32,484	34,252
Average TiVo-Owned revenues per month	9,442	9,882	9,791	10,053	10,209	10,612	10,828	11,417
Average TiVo-Owned per month subscriptions	1,149	1,188	1,238	1,296	1,345	1,390	1,437	1,506
TiVo-Owned ARPU per month	$8.22	$8.31	$7.91	$7.76	$7.59	$7.63	$7.54	$7.58
The increase in TiVo-Owned ARPU per month for the three months ended October 31, 2011 as compared to the same prior year period was largely due to the higher monthly subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011.
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

	Three Months Ended
MSOs’ Average Revenue per Subscription	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010	Jan 31, 2010
	(In thousands, except ARPU)
Total service revenues	32,413	34,016	33,334	34,453	34,298	35,654	36,244	38,442
Less: TiVo-Owned-related service revenues	(28,326)	(29,645)	(29,372)	(30,159)	(30,628)	(31,835)	(32,484)	(34,252)
MSOs’-related service revenues	4,087	4,371	3,962	4,294	3,670	3,819	3,760	4,190
Average MSOs’ revenues per month	1,362	1,457	1,321	1,431	1,223	1,273	1,253	1,397
Average MSOs’ per month subscriptions	828	753	768	905	984	1,063	1,120	1,165
MSOs’ ARPU per month	$1.65	$1.94	$1.72	$1.58	$1.24	$1.20	$1.12	$1.20

The MSOs’ related service revenues for the quarter ended October 31, 2011 increased $0.41 per subscription to $1.65 per subscription, as compared $1.24 for the same prior year period. The increase in MSOs’ ARPU is related primarily to DIRECTV's fixed minimum commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) being spread over a declining DIRECTV subscription base. We do not expect further significant increases in MSOs' ARPU due to the fact that subscription additions from some newly launched deployment agreements, including Virgin, do not necessarily correspond to an increase in service revenues as the cost of development for an MSO customer may have been deferred on our condensed consolidated balance sheet and such MSO service fees are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the nine months ended October 31, 2011 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as amended.
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
Multiple Element Arrangements
TiVo's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with multiple system operators and broadcasters (“MSOs”) which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs and TiVo service; and bundled sales of advertising and audience research measurement services.
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
Arrangements with MSOs
TiVo has two different types of arrangements with MSOs under technology deployment and engineering services agreements. Our arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service.
In instances where TiVo hosts the TiVo service, we recognize revenue under the general revenue recognition guidance. We determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the longer of the contractual or customer relationship period. TiVo has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support, based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective elements.
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

Results of Operations
Net Revenues.
Our net revenues for the three and nine months ended October 31, 2011 and 2010 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2011		2010		2011		2010
	(In thousands, except percentages)
Service revenues	$32,413	50%	$34,298	67%	$99,763	58%	$106,196	65%
Technology revenues	$19,391	30%	$7,024	14%	$40,480	24%	$20,412	12%
Hardware revenues	$12,970	20%	$9,532	19%	$31,465	18%	$37,182	23%
Net revenues	$64,774	100%	$50,854	100%	$171,708	100%	$163,790	100%
Change from same prior year period	27%		(11)%		5%		(4)%
Service Revenues. The decrease in TiVo-Owned service revenues of $1.9 million and $6.4 million in the three and nine months ended October 31, 2011, respectively, as compared to the same prior year periods was due to a lower cumulative subscription base combined with the total number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2011 increased by $12.4 million and $20.1 million, respectively, as compared to the same prior year periods primarily due to our agreement with DISH Network, which generates $11.1 million in revenue per quarter (Refer to Note 9, "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this report).
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended October 31, 2011 increased by $3.4 million as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware sales to our MSO customers during the period.
Hardware revenues, net of allowance for sales returns and net of revenue shares and marketing development fund payments for the nine months ended October 31, 2011 decreased by $5.7 million as compared to the same prior year period. The decrease in net hardware revenues for the nine months ended October 31, 2011 is largely related to the decrease in the number of hardware units sold, as compared to the same prior year period when we launched our TiVo Premiere boxes. Also contributing to the decrease is the continuation of our lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees) for TiVo-Owned subscriptions.
Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of service revenues	$9,265	$9,878	$27,154	$30,168
Change from same prior year period	(6)%	(1)%	(10)%	1%
Percentage of service revenues	29%	29%	27%	28%
Service gross margin	$23,148	$24,420	$72,609	$76,028
Service gross margin as a percentage of service revenues	71%	71%	73%	72%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $613,000 and $3.0 million for the three and nine months ended October 31, 2011, respectively, as compared to the same prior year periods. These decreases in cost of service revenues are largely related to lower call center service costs.
Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of technology revenues	$7,721	$4,172	$18,554	$13,404
Change from same prior year period	85%	(30)%	38%	(18)%
Percentage of technology revenues	40%	59%	46%	66%
Technology gross margin	$11,670	$2,852	$21,926	$7,008
Technology gross margin as a percentage of technology revenues	60%	41%	54%	34%
Cost of technology revenues includes costs associated with our development work primarily for Comcast, DIRECTV, Virgin, and our other international and domestic projects. The increase of $3.5 million in cost of technology revenues in the three months ended October 31, 2011 related to the increase in the amounts of revenue we were able to recognize for development work performed during the period as compared to the same prior year period due to the achievement of certain milestones that allow us to generate progress billings.
The increase of $5.2 million in cost of technology revenues in the nine months ended October 31, 2011 related to the number of customers we were performing development work for in the current year period as compared to the same prior year period and the fact that development work for one current customer resulted in recognition of cost of technology revenues of $1.5 million that may not be recoverable from the customer.
The increase in technology gross margin for the three and nine months ended October 31, 2011 as compared to the same prior year periods is primarily due to the revenue recognized from our DISH agreement as most of our newer deployment arrangements such as Virgin are accounted for under a zero margin method during the development period.
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
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $27.5 million related to development work, largely related to Virgin, ONO, Charter, and DIRECTV, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at October 31, 2011. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Cost of hardware revenues	$16,817	$13,566	$39,071	$44,331
Change from same prior year period	24%	(6)%	(12)%	17%
Percentage of hardware revenues	130%	142%	124%	119%
Hardware gross margin	$(3,847)	$(4,034)	$(7,606)	$(7,149)
Hardware gross margin as a percentage of hardware revenue	(30)%	(42)%	(24)%	(19)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended October 31, 2011 increased as compared to the same prior year period as we sold more units into the MSO channel during the three month period as compared to the same prior year period. We expect our cost of hardware revenues to increase in our upcoming quarters due to the industry-wide hard disk drive shortage created by the natural disaster in Thailand which has caused the prices for hard disk drives to increase between fifty and one hundred percent in certain cases.
Our cost of hardware sales for the nine months ended October 31, 2011 decreased as compared to the same prior year period as we sold more TiVo units into the retail channel during the nine months ended October 31, 2010 due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal year 2011.
Hardware gross margin loss for the three months ended October 31, 2011 decreased by $187,000, as compared to the same prior year period largely due to an increased number of units sold into the MSO channel during this quarter as compared to the same prior year period.
Hardware gross margin loss for the nine months ended October 31, 2011 increased by $457,000 as compared to the same prior year period largely due to our new bundled pricing model which allows a customer to purchase a TiVo box at a lower upfront box price when the customer commits for at least one year to one of our new higher priced service plans.

Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Research and development expenses	$27,272	$20,446	$80,542	$58,400
Change from same prior year period	33%	33%	38%	30%
Percentage of net revenues	42%	40%	47%	36%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Thus, the increase in research and development expenses of $6.8 million and $22.1 million for the three and nine months ended October 31, 2011, respectively, as compared to the same prior year periods was largely related to increased headcount, headcount related, and consulting costs. For the fiscal year ending January 31, 2012 we expect to increase our research and development spending as we believe that investments in research and development are critical to remaining competitive and being a leader in advanced television solutions beyond the DVR. In the fiscal year ending January 31, 2013, we currently expect our research and development spend to be reduced as we benefit from the current fiscal year's investment in increasing efficiency.
Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Sales and marketing expenses	$6,753	$6,157	$19,995	$20,539
Change from same prior year period	10%	8%	(3)%	22%
Percentage of net revenues	10%	12%	12%	13%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three months ended October 31, 2011 remained relatively flat as compared to the same prior year period.
Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,398	$1,398	$6,072	$5,955
Change from same prior year period	72%	16%	2%	97%
Percentage of net revenues	4%	3%	4%	4%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for the three months ended October 31, 2011 as compared to the same prior year period was largely related to the advertising related expenses.
The sales and marketing subscription acquisition spending for the nine months ended October 31, 2011 remained relatively flat as compared to the same prior year period.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(In thousands, except percentages)
General and administrative	$18,032	$16,162	$58,310	$41,962
Change from same prior year period	12%	45%	39%	21%
Percentage of net revenues	28%	32%	34%	26%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three and nine months ended October 31, 2011, general and administrative expenses increased by $1.9 million and $16.3 million, respectively. The increase for the three months ended October 31, 2011 as compared to the same prior year period was largely related to increased litigation related spending of $1.6 million and increased headcount and headcount related costs of $845,000. These increases were offset by lower depreciation expenses of $158,000 and lower telecommunications expense of $161,000.
The increase for the nine month period ended October 31, 2011 as compared to the same prior year period was primarily due to an increase in litigation related spending of $10.4 million, which was largely related to our Microsoft, Verizon, and AT&T litigations combined with increased non-cash stock compensation expenses of $1.6 million and increased headcount and headcount related costs of $4.7 million, of which $1.6 million related to non-recurring transactions.
Litigation proceeds. On April 29, 2011, we entered into a Settlement and Patent License Agreement with EchoStar Corporation (“EchoStar”) and DISH Network Corporation (“DISH”).  Under the terms of the agreement, DISH and EchoStar agreed to pay us $500.0 million, including an initial payment of $300.0 million received by us on May 2, 2011 with the remaining $200.0 million to be distributed in six equal annual installments of $33.3 million between 2012 and 2017.
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the nine months ended October 31, 2011. The amount related to interest income was recorded under “Interest income” in the nine months ended October 31, 2011. There was no similar transaction for the nine months ended October 31, 2010.
Interest income. Interest income for the three and nine months ended October 31, 2011 was $759,000 and $4.6 million, respectively. Interest income for the three and nine months ended October 31, 2010 was $348,000 and $1.1 million, respectively. The increase of $411,000 for the quarter ended October 31, 2011 as compared to the same prior year period was related our increased cash balance. The increase of $3.5 million for the nine months ended October 31, 2011 as compared to the same prior year period was largely related to the EchoStar and DISH settlement and interest of $2.9 million associated with their past infringement. There was no such similar transaction in the nine month period ended October 31, 2010.
Interest expense and other. Interest and other expense/(benefit) for the three and nine months ended

October 31, 2011 was $2.0 million and $6.6 million, respectively, as compared to $0 and $147,000 for the three and nine months ended October 31, 2010, respectively. The increase in interest expense for the three and nine months ended October 31, 2011 as compared to the same prior year periods were due to interest associated with the convertible senior notes that were issued during the quarter ended April 30, 2011. We had no long-term debt in the three and nine month periods ended October 31, 2010.
Benefit (provision) for income taxes. Income tax benefit (provision) for the three and nine months ended October 31, 2011 was $242,000 and $(746,000), respectively. Income tax benefit (provision) for the three and nine months ended October 31, 2010 was $(43,000) and $(106,000), respectively. We have determined our interim tax provision for the three and nine months ended October 31, 2011 by projecting an estimated annual effective tax rate. The provision for income taxes for the three and nine months ended October 31, 2011 differs from the U.S. statutory tax rate primarily due to the inclusion of benefits from release of the U.S. valuation allowance. The remaining income tax expenses are comprised primarily of state income taxes. Despite achieving profitability in the nine months ended October 31, 2011, we expect to have a significant amount of net operating losses and R&D credits remaining and we continue to maintain a full valuation allowance against the remaining deferred tax assets as realization is dependent upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of October 31, 2011, we had $604.3 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months. On March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150 million and received approximately $144.5 million in net proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. On May 2, 2011, we received an initial payment of $300 million in cash (with the remaining $200 million to be paid in six equal annual installments of $33.3 million) from DISH Networks in connection with the settlement and patent license we entered into with EchoStar and DISH on April 29, 2011 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with EchoStar and DISH, please refer to Note 9. "DISH Network Corporation" of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$225,782	$(38,826)
Net cash provided by (used in) investing activities	$(387,685)	$16,631
Net cash provided by financing activities	$174,623	$28,585
Net Cash Used in Operating Activities
During the nine months ended October 31, 2011 our net cash provided by operating activities was $225.8 million as compared to net cash used by operating activities of $38.8 million during the same prior year period. This change in operating cash flow was largely attributed to the cash received from DISH Networks related to our settlement and license agreement.
Net Cash Used in Investing Activities
The net cash used in investing activities for the nine months ended October 31, 2011 was approximately $387.7 million compared to net cash provided by operating activities of $16.6 million for the same prior year period. The net cash used in investing activities for the nine months ended October 31, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $383.3 million (this resulted in a corresponding increase in short-term investments of $383.3 million). Additionally, during the nine months ended October 31, 2011, we acquired property and equipment of $4.1 million which is used to support our business.
Net Cash Provided by Financing Activities
For the nine months ended October 31, 2011 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million. Additionally, we had issuance of common stock upon exercise of stock options which generated $9.8 million and issuance of common stock related to the employee stock purchase plan of $3.3 million. These amounts were partially offset by the repurchase of $4.6 million in restricted stock to satisfy employee tax withholdings.
Financing Agreements
Share Repurchases. On August 11, 2011, the Company's board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. The Company has not yet repurchased any shares under the program.
Universal Shelf Registration Statement. We have an effective universal shelf registration statement on Form S-3 (No. 333-171031) on file with the SEC under which we may issue an unlimited amount of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$14,412	$2,643	$5,545	$5,544	$680
Purchase obligations	11,855	11,855	—	—	—
Total contractual cash obligations	$26,267	$14,498	$5,545	$5,544	$680
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
As of October 31, 2011, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2011.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2011 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We depend on a limited number of third parties to manufacture, distribute, and supply critical components, assemblies, and services for the DVRs that enable the TiVo service. We may incur significant, unexpected costs or in certain cases be unable to operate our business if these parties do not perform their obligations.
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
In addition, we face the following risks in relying on these third parties:
We face significant risks in connection with our ability to acquire an adequate supply of hard disk drives for our DVR products at an acceptable price and an acceptable time frame. Our DVRs require hard disk drives in order to provide recording capabilities. The recent wide-scale flooding and humanitarian disaster in Thailand has negatively impacted the available supply of hard disk drives on a global basis. The drastic reduction in available hard disk drives which are used in many consumer electronic devices including computers, DVRs, game consoles, and other devices has caused not only significant supply shortages, but also significant delays in the acquisition of even limited quantities of hard disk drives and has caused price increases of as much as fifty to a hundred percent in certain cases. If we are unable to acquire sufficient supply of hard disk drives on a timely basis and at an acceptable price, our business would be significantly harmed as hardware expenses would increase and the number of new subscriptions to the TiVo service would decline. For example, we may be unable to manufacture enough DVRs to meet demand for our TiVo-Owned customers or for our MSO customers. Furthermore, we could be forced to incur increased hardware costs in connection with the acquisition of such hard disk drives that we may in certain cases be unable to recover from our customers. Additionally, we may be forced to raise our hardware prices as a result of the increased cost of hard disk drives and this may in turn reduce demand from our TiVo-Owned and MSO customers who would be unwilling or unable to purchase our DVRs.
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
We are dependent on sole suppliers for several key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers in a timely manner or at all or deliver our products and services to our customers on time or at all. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, including Broadcom, Remote Solutions, Askey, Flextronics and Tribune Media Services, Inc. (“Tribune”). We do not currently have long-term written supply agreements with all our sole suppliers for key components or services for our products, such as Broadcom, who is the sole supplier of the system controller for our DVRs. Therefore, Broadcom may not be contractually obligated to supply us with these key components on a long-term basis or at all. If our arrangements with such sole suppliers were to terminate or expire without a replacement arrangement in place, or if we or our suppliers were unable to obtain sufficient quantities of these components or required program guide data, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability and our business would be harmed.
If Tribune, who is the sole supplier of the program guide data for the TiVo service, breaches its obligations to TiVo, we would be unable to provide certain aspects of the TiVo service until we incorporate an alternate source of guide data. Our current Television Listings Data Agreement with Tribune originally became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years. Tribune Media Services, along with their parent company, Tribune Co., filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left with only an unsecured claim in Tribune's bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. While we have access to alternative sources of guide data, there would be significant cost and delay involved in integrating such an alternative source of guide data. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
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
We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy (who is our sole brick and mortar nationwide consumer electronics retailer), and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
August 1, through August 31, 2011	7,336	$8.35	—	$—
September 1, through September 30, 2011	116,625	$11.11	—	$—
October 1, through October 31, 2011	—	$—	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. During the three months ended October 31, 2011, we did not repurchase any shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	First Amendment to the Master Marketing and Development Agreement between Best Buy Stores L.P. and TiVo Inc., effective as of June 1, 2011 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 8, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 8, 2011 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 8, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated December 8, 2011 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	12/8/2011	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	12/8/2011	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)