Form 10-K
period 2012-01-31
TIVO INC
filed 2012-03-23
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐  No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On March 15, 2012, the Registrant had 122,186,427 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Shareholders to be filed on or before May 31, 2012.

TIVO INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2012

© 2012 TiVo Inc. All Rights Reserved.
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

•
our future investments in subscription acquisition activities, offers of bundled hardware and service subscriptions, future advertising expenditures, future use of consumer rebates, hardware cost and associated subsidies, and other marketing activities and consumer offers, including our current subsidized hardware pricing and related subscription pricing and their impact on our hardware revenues, service revenues, total acquisition costs as well as sales and marketing, subscription acquisition costs, and average revenue per subscription ("ARPU");

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

•
our expectations regarding any future growth in subscriptions to the TiVo Service, including future increases in TiVo's MSO subscription base and the possibility of future decreases in the TiVo-Owned subscription base;

•
our expectations of the growth in the future DVR and advanced television services market, including our expectations regarding competition and consumer acceptance of alternatives to our products, including cable Video On Demand ("VOD"), streaming VOD from the internet, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided CableCARDs and switched digital devices essential for TiVo consumer devices in cable homes;

•	our expectations that in the future we may also offer services for additional non-DVR products that would incorporate the TiVo user interface and non-DVR software;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•
our expectations with respect to the timing of future development and deployment, including future subscription growth or attrition and future technology and service revenues, with our distribution partners such as Virgin Media Limited (U.K.), Suddenlink (U.S.), Charter Communications (U.S.), Cableuropa S.A.U. (“ONO”) (Spain), Comcast (U.S.), Cox (U.S.), RCN (U.S.), Grande Communications (U.S.), DIRECTV (U.S.), and Cablevision (Mexico);

•
our expectations regarding the future amount of our research and development spending and associated ability to remain competitive and a technology innovator in advanced television solutions beyond the DVR;

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

•	our expectations regarding our ability to oversee outsourcing of our manufacturing processes and engineering work, and management of our inventory;

•	our expectations regarding our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our expectations regarding our ability to raise additional capital through the financial markets in the future;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our expectations regarding our estimates and expectations related to long-term investments and their associated carrying value.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, "Business" and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I.

ITEM 1.	BUSINESS

The Company
TiVo is a leading developer and provider of software and technology that enables the search, navigation, and access of content across disparate sources, including linear television, on-demand television, and broadband video in a single, easy, intuitive user experience. We provide these capabilities through set-top boxes that include digital video recorders (“DVRs”) or non-DVR set-top boxes, tablet computers, mobile phones, and other screens. We also provide innovative advertising solutions for the media industry, including a unique platform for interactive advertising and audience measurement services. Since prior to the introduction of our first commercial DVR in 1999, we have developed significant intellectual property applicable to the advanced television market and we are focused on protecting our intellectual property.
Historically, we have distributed the majority of our products and services directly to consumers and have also developed indirect channels of distribution through large domestic and international television service providers who utilize our software and technology in set-top boxes and other devices that receive their multichannel services. These customers include Charter Communications, DIRECTV, Grande, RCN, Suddenlink, and others in the United States, ONO (Spain), Virgin Media (United Kingdom) and others outside the United States.
We primarily generate revenues from four sources:
•Consumer Service. Our primary source of revenues is from consumers in our direct to consumer business, who subscribe to the TiVo service directly with us and typically pay us monthly fees, or in some cases pay for TiVo service for the life of their product upfront, which we report as our TiVo-Owned service subscriptions. We sell our DVRs to consumers through distribution relationships with major retailers, such as Best Buy, and direct through our on-line store at TiVo.com.
•Television Service Providers or MSOs. We work with television service providers, which we also refer to as MSOs, who typically pay us recurring monthly fees in order to provide the TiVo service to their subscribers either as their default user interface or as an optional premium service. We may also receive revenues for licensing and professional services and hardware sales from these customers.
•Media Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for the television advertising and research market. These include short- and long-form interactive video advertising, lead generation, and commerce as well as unique second-by-second audience research measurement.
•Licensing Revenues. In connection with settlements of litigation, TiVo has entered into agreements with DISH Network and AT&T Inc in which we provide rights to use certain TiVo patents.
We continue to be subject to a number of risks, including intellectual property claims by and against us and the related costs of such intellectual property litigation; continued need for significant research and development and the related costs of such research and development activities; delays in product and service developments; competitive service offerings; lack of market acceptance; ongoing losses and uncertainty of future profitability; dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain our technology; access to television programming including digital cable signals in connection with CableCARDTM and switched digital technologies; dependence on our relationships with third-party service providers for our MSO subscription growth; and our ability to maintain our TiVo-Owned subscription base and consumer service business. We conduct our operations through one reportable segment. In our fiscal year ended January 31, 2012, we had net income of $102.2 million and cash provided by operating activities was $239.2 million, which was primarily driven by litigation settlements with DISH Network and AT&T Inc. As of January 31, 2012, we had an accumulated deficit of $(677.1) million. We have had a history of losses and expect this trend to continue in our fiscal year ending January 31, 2013. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We are cautious about our ability to maintain our current number of TiVo-Owned subscriptions in our fiscal year ending January 31, 2013. While we anticipate growth in our MSO subscription base from our deployments with television service providers, we may not immediately achieve a corresponding increase in service revenues and margin expansion from the fees these subscriptions generate since these fees will be first classified as technology revenues until we recoup our initial development expenditures under our current zero margin or completed contract arrangements, including with DIRECTV, ONO, and Virgin. See the discussions under the heading “Risk Factors - Risks Related to Our Business -

If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.”
Our Industry
Widespread Adoption of Advanced Television Services. TiVo revolutionized television viewing when it introduced the DVR over ten years ago, allowing consumers to enjoy an on-demand experience. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in their consumption of entertainment. Our DVR products proved that the television entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing.
 The emergence of Video on Demand and broadband video is once again revolutionizing the way people consume video entertainment. The rapid growth of broadband video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a solution to effectively suggest, search, navigate, and access the growing volume of broadcast, cable, and broadband video content choices including television shows, movies, user generated videos, music, and other personal content including photos and home videos - whether that content was recorded via a DVR or delivered via broadband. In addition, proliferation of new consumption devices like tablets and entertainment-oriented smartphones creates additional demand for solutions that enable viewing when and where convenient for the user across multiple screens.
Advanced Television Technology as a Competitive Asset. Nearly all of the major television service providers in the United States including Comcast, DIRECTV, DISH (formerly “EchoStar”), Time-Warner Cable, and others, are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video and alternate devices. Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. We believe that the combination of our award winning, easy to use interface and famous brand, hosted services, and customized advanced television solutions will drive higher consumer satisfaction and revenue for those operators who deploy our product offerings enabling them to more effectively attract and retain consumers to their own offerings.
The Changing Television Advertising & Audience Measurement Industry. The decline of linear television viewing, which is now only approximately 40% of viewing on the TiVo Premiere platform, along with the proliferation of additional content choices is requiring television advertisers to evaluate new and different ways to reach consumers and measure their interactions with content and advertising. The DVR and other new consumer electronic devices which access broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.
 In addition, subject to its privacy policy and applicable laws, TiVo collects data that allows it to anonymously (except in cases where end-users have specifically opted-in to be identified such as the participants in our consumer panels) measure the viewing of television programs and commercials in a manner that TiVo believes is significantly more accurate and insightful than the traditional approach to television measurement practiced by companies like Nielsen Media. This traditional approach is gradually being replaced by alternate forms of measurement which TiVo is uniquely positioned to provide. TiVo uses second-by-second viewing data from a large national sample of our set-top boxes to create highly detailed statistics which are not subject to the limitations of Nielsen's minute by minute approach and program-based ratings and should therefore become more and more valuable to television advertisers and programmers.
Our Strategy
We believe we have created a unique set of technologies, products, and services that meet the needs of consumers, television service providers, and the advertising community. Our goal is to change the way consumers access and watch linear television, on-demand television, and broadband video by offering a best in class user experience and to generate revenue through the licensing of our branded services and technology to television viewing households worldwide.
Provide Compelling, Easy-to-Use Consumer Offering. Our advanced television solutions have an easy,

intuitive user interface and many features that we believe dramatically improve a consumer's television viewing experience. Our advanced television solutions can support linear television delivered through analog cable, digital cable, satellite, or over-the-air, television service provider Video on Demand, and broadband video. Our technology enables consumers to find and watch their favorite content by helping them discover new programming through features that search and browse for content by subject, title, genre, actor, director, or channel, enjoy access to extra content via broadband and comprehensive episode guides, as well as suggesting programs that consumers may like through a variety of TiVo recommendation features.
 Offer Increasingly Differentiated Features and Services. Our goal is to lead the market with innovations that expand the value and potential of our advanced television services. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make our services more compelling for both current and potential customers. For example, we have launched TiVo applications for Android-enabled smart phones and tablets and iOS-enabled smartphones and tablets. These applications give consumers a much richer and more powerful way to explore all of the content available to them and expand the population of devices upon which we can deploy our services. We expect that a significant portion of our future product development efforts will be focused on broadband functionality, support for additional secondary devices that will enable the TiVo experience on additional consumer screens, and integration of new discovery paradigms like social network recommendations.
Develop Solutions for Television Service Providers. Part of our strategy focuses on developing versions of the TiVo service that can be deployed by third-parties (typically television service providers) in conjunction with both TiVo and third-party designed set-top boxes in order to promote the mass deployment of devices utilizing our technology. For example, we are able to deliver a set-top box product to our television service provider customers that combines within one integrated user interface: on-demand viewing of linear broadcast television delivered by the television service provider through a built in DVR; access to on-demand viewing of a television service provider's own VOD service; and access to broadband delivered content (or so called over-the-top content). Additionally, we believe our retail business uniquely positions us versus other vendors to license our technology to television service providers as we understand consumer behavior first-hand. It allows us to leverage our research and development across our direct to consumer products as well as our products and services provided to television service providers. There are two primary ways in which we license our TiVo technology; a TiVo box provisioned as a set-top box where we are the hardware and software provider; and TiVo software we build into third-party hardware. We have announced partnerships with operators to deploy our products in both these manners. We have extensive knowledge of the inner-workings of the television service providers' infrastructures and believe we are able to integrate with their infrastructures in a cost and time effective manner.
Extend TiVo Products Beyond the U.S. Market. We also believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, we launched an exclusive distribution agreement in the United Kingdom with Virgin Media, the United Kingdom's largest cable operator, to provide the TiVo service on next generation set-top boxes, including both DVR and non-DVR platforms. We also have distribution arrangements that cover the geographies of Australia, Mexico, New Zealand, Spain, and Taiwan. Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television service providers and our strategy is to sign additional international partnerships and distribution agreements in the future. Typically, the parties distributing the TiVo service under these agreements are subject to significant deployment and marketing commitments.
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
TiVo is prosecuting an intellectual property lawsuit against Verizon including for willful infringement of the Time Warp patent. During the fiscal year ended January 31, 2012, TiVo entered into separate settlements of pending intellectual property lawsuits against DISH Network and AT&T Inc. for $500 million and $215 million, respectively. TiVo is also defending counterclaims from Verizon and a lawsuit from Motorola, in addition to other intellectual property litigation. See the discussions in Item 1A. Risk Factors, relating to pending intellectual property litigation, and Item 3. Legal Proceedings.

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
Our Technology
TiVo has developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, analog cable, digital cable through the use of CableCARDsTM, and from broadband video sources. We have also entered into agreements with cable operators in the U.S. such as Comcast to enable our retail DVR products in the future to access operator provided Video on Demand services in addition to broadband video services. The TiVo service can also be deployed directly by U.S. satellite and cable operators such as Charter, DIRECTV, Grande, RCN, Suddenlink and internationally, such as with Virgin Media and ONO. Our strategy is to sign additional distribution agreements in the future to make the TiVo service available on additional set-top boxes and other devices. We believe that our research and development activity will continue to be a major priority that allows us to continue to innovate new products for our customers. TiVo's technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled hardware designs.
TiVo Service Client Software. The TiVo service client software functions on set-top boxes and mobile devices which run the TiVo software. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over a dial-up or broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain commonly used integrated DVR set-top boxes, such as on a Cisco and Samsung manufactured set-top box in connection with our Virgin deployment arrangement.
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
Significant Relationships
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to its customer base. As of January 31, 2012, DIRECTV was our second largest MSO subscription partner and represented a significant portion of our 1.2 million MSO subscription base.
DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to an aggregate minimum monthly amount. Due to the declining number of DIRECTV MSO subscriptions in recent years, in fiscal year 2012, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. DIRECTV also distributes TiVo advertising features on DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell this advertising and collect audience research measurement data, with each party retaining all their respective revenues generated from such sales.
On September 3, 2008, we extended our current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo service.Under this new agreement, DIRECTV will pay a substantially higher monthly fee for households using the new HD DIRECTV DVRs with TiVo, which are being deployed by DIRECTV, than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the previous monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement (which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV). We will continue to defer a portion of these fees as a non-refundable credit to fund mutually agreed development, with excess development work to be funded by DIRECTV. DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo service now that it has launched.
Best Buy. Best Buy is one of the largest nationwide retailers of consumer electronics in the United States and our largest retail customer. We have had a long-standing relationship with Best Buy since 1999 to sell our TiVo DVRs to consumers. On July 7, 2009, we entered into the Master Marketing and Development Agreement (the “Marketing Agreement”), and as later amended, with Best Buy Stores, L.P., which amends and supplements our existing Vendor Agreement, as amended, dated as of March 3, 2002, with Best Buy Purchasing, L.L.C., under which we developed and deployed a broadband connected TV with a TiVo user interface and continue our long-standing retail marketing and DVR sales relationship.
Customer Service and Support
For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. In most cases, when our product is sold through a television service provider (such as Charter, DIRECTV, Grande, ONO, RCN, Suddenlink, and Virgin for example) the service provider is primarily responsible for customer support. We may provide training and other assistance to these service providers.
Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.
We offer a manufacturer’s warranty of 90 days for labor and one year for parts on the DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions. We contract with third-parties to handle warranty repair. Warranties provided to service providers who distribute TiVo hardware vary in length depending on the pricing paid by the buyer.
Research and Product Development
Our research and development efforts are focused on designing and developing the components necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(in millions)
Research and Development Expenses	$110.4	$81.6	$63.0
We increased the number of our regular, temporary, and part-time employees engaged in research and development by 2% from a total of 514 as of January 31, 2011 to 526 as of January 31, 2012. However, during fiscal year 2011 we worked to ramp up our R&D headcount resources to accommodate our development work and grew our research and development headcount by 48% from 347 to 514 with the majority of the hiring during the last four months of the year. Thus, in fiscal year ended January 31, 2012, while we only moderately increased our staffing levels over the prior year, we experienced significantly higher levels of spend related to R&D headcount resources because we maintain the higher staffing levels we achieved at the end of January 31, 2011 for the entire fiscal year ended January 31, 2012. In the fiscal year ending January 31, 2013, we currently expect our research and development expense to be consistent with fiscal year 2012 in the aggregate; however, we do expect our research and development expenditures to begin to decrease in the second half of fiscal year 2013 as compared to the same prior year periods.
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
The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, which supplies system controllers. Some of our components, including system controllers, chassis, remote controls, hard drives, and certain discrete components are currently supplied by sole source suppliers.
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
Seasonality
Sales of our TiVo-Owned DVRs and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual DVR sales and new TiVo-Owned subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, revenue share and other payments to channel, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSO customers.
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs and other broadband enabled consumer electronic devices are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products and DVRs offered by consumer electronics and software companies.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against services sold directly by cable, telecommunications, and satellite operators including DISH (formerly “EchoStar”), DIRECTV, Comcast, Time Warner Cable, Verizon, and AT&T. These products typically combine pay television reception with DVR functionality; most of these products include multiple tuners, high definition recording, and in some cases multi-room viewing capability. Some of these products are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, these products are usually professionally installed and may appeal to consumers who do not proactively select a DVR service. Additionally, many U.S. cable operators are currently deploying Video on Demand technology, which over time could serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which is deploying remote storage-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.
Our retail products also compete against products with on-demand internet-enabled services offered by consumer electronics companies including:
•Personal computers: Microsoft based PCs and Apple products (among others) enable a variety of entertainment features and services which offer alternatives to traditional DVR services, primarily via internet delivery of content.
•Broadband capable devices and game consoles: We are seeing a proliferation of broadband enabled devices, such as connected televisions, “smartphones”, single purpose broadband set-top boxes and gaming consoles that offer broadband delivered content. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access internet-delivered video content through devices that many consumers may seek to acquire for other purposes. For example, many consumer electronics companies have television or DVD products that are internet enabled and others have built dedicated devices for accessing video over the internet such as AppleTV and GoogleTV. Similarly, companies such as Sony and Microsoft have now enabled the digital delivery of video programming over the internet to their game consoles.
Competition in our MSO business. Our MSO revenues depend upon both our ability to successfully negotiate agreements with our service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as NDS, Microsoft, Motorola, Cisco, Arris, and Rovi, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers. We also face competition from internal development initiatives at some large service providers and consumer electronics manufacturers who may choose to develop similar products on their own rather than resell products/services developed by TiVo.
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
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 238 foreign and domestic patents and have approximately 413 foreign and domestic patent applications pending. For example, TiVo owns U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program and expires in July 2018. The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification. The majority of our patents have expirations beyond 2018.
TiVo is prosecuting an intellectual property lawsuit against Verizon, including for willful infringement of the Time Warp patent. During the fiscal year ended January 31, 2012, TiVo entered into separate settlements of pending intellectual property lawsuits it had filed against DISH Network and AT&T Inc. for $500 million and $215 million, respectively. TiVo is also defending counterclaims from Verizon and a lawsuit from Motorola, in addition to other intellectual property litigation. See the discussions in Item 1A. Risk Factors, relating to pending intellectual property litigation, and Item 3. Legal Proceedings.
TiVo has secured numerous foreign and domestic trademark registrations for its distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass,” Thumbs logos, and certain sound marks. We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I. Item 1A. “Risk Factors – Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Pending Intellectual Property Litigation” for additional information concerning our intellectual property.
Privacy Policy
We have adopted a privacy policy, which we make available on our website at www.tivo.com/privacy and deliver to each new subscriber to the TiVo service. This policy was last updated in February 2011 to cover new features that we have introduced and plan to introduce in the future. This policy explains that we collect certain types of information such as anonymous viewing and diagnostic information, but unless the subscriber gives prior consent, we do not collect or access personally identifiable viewing information from a subscriber’s DVRs except as necessary to provide service to the DVR. We further give subscribers the ability to “opt-out” from the collection of anonymous viewing information and diagnostic information log files.
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
Employees
At February 29, 2012, we employed approximately 631 employees, including 51 in service operations, 406 in research and development, 53 in sales and marketing, and 121 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of March 19, 2012):

Name	Age	Position
Thomas Rogers	57	President and CEO
Anna Brunelle	44	Vice President, Chief Financial Officer
Jeffrey Klugman	51	Senior Vice President Products and Revenue
Charles (Dan) Phillips	54	Senior Vice President, Engineering and Operations
Matthew Zinn	47	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Nancy Kato	56	Senior Vice President, Human Resources
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
During the fiscal years ended January 31, 2012, 2011, and 2010, our net income (losses) were $102.2 million, $(84.5) million, and $(23.0) million, respectively. As of January 31, 2012, we had an accumulated deficit of $(677.1) million. The size of future net losses will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo-Owned subscriptions, the price at which we sell TiVo-Owned set-top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, the amount and timing of litigation expenses we incur in connection with protecting our intellectual property and the outcomes of our intellectual property litigations. In particular, we expect to incur significant net losses in our fiscal year ending January 31, 2013. Unless and until we generate significant additional revenues or substantially reduce our expenses, including revenues and expenses resulting from our ongoing legal proceedings, we will likely continue to incur losses in our current and future fiscal years and we may never achieve sustained profitability. Over time, continued net losses and negative cash flow could drain our existing cash balance.
 We are a party to patent infringement lawsuits involving Verizon and Motorola. We are incurring material litigation expenses as a result, and an adverse outcome in any of these lawsuits could harm our business.
Our claims against Verizon. On August 26, 2009, we filed a complaint against Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 (“Multimedia Time Warping System”), 7,529,465 B2 (“System for Time Shifting Multimedia Content Streams”), and 7,493,015 B1 (“Automatic Playback Overshoot Correction System”). Our complaint seeks, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, our business would be harmed.
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
In addition to the litigation discussed above, we are subject to, or otherwise engaged in, a significant number of pending intellectual property litigation proceedings. In addition, from time to time, we are sued in court or receive letters from third-parties alleging that we are infringing on their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these lawsuits and letters. In addition, if any of these third-parties or others were to be successful in suing us, our business could be harmed because intellectual property litigation may:
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
The emerging advanced-television industry is highly litigious. Additionally, many patents covering interactive television technologies have been granted but have not been commercialized. A number of companies in the advanced-television industry earn substantial profits from technology licensing, and the introduction of new technologies by us is likely to provoke lawsuits from such companies. A successful claim of infringement against us, our inability to obtain an acceptable license from the holder of the patent or other right, or our inability to design around an asserted patent or other right could cause our manufacturers to cease manufacturing DVRs that enable the TiVo service, our retailers to stop selling the product or us to cease providing our service, or all of the above, which would eliminate our ability to generate revenues.
Under our agreements with many of our manufacturing and licensing partners, we may be required to indemnify them in the event that our technology infringes upon the intellectual property rights of third-parties. Due to these indemnity obligations which include infringement of third-party intellectual property rights and may also include indemnification for open source software violations, we could be forced to incur material expenses if our manufacturing and licensing partners are sued. If they were to lose the lawsuit, our business could be harmed. In addition, because the products sold by our manufacturing and licensing partners often involve the use of other persons' technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the product in question, even if the claim does not pertain to our technology.
We face risks in connection with our marketing and distribution agreements for the development and deployment of TiVo-branded advanced television solutions and services to our marketing partners and distributors, particularly as our ability to perform and meet such contractual arrangements may be dependent on our ability to gain access to certain necessary third-party technologies.
We face significant technological challenges in our development of the TiVo service for our marketing partners and distributors, such as Charter, Cox, Comcast, Virgin, and ONO, among others, as well as our dependence on certain third-party technology providers who we depend upon to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service providers. For example, we rely on access to and receipt of certain technologies from third-parties to enable Video on Demand and other content and search features on our products. Additionally, we are engaged in active intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we are engaged in patent infringement litigation with Motorola and previously with Microsoft, who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service provider, in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass-deployment and adoption of our TiVo-branded advanced television solutions, which may include TiVo-branded DVRs, third-party set-top boxes which run TiVo software, and DVR and non-DVR set-top boxes, among other solutions, by the subscribers of our distribution customers and marketing partners. For example, we are currently in trials in certain geographic markets with Charter and in the initial stages of deployment with other distribution customers, such as ONO. If we are unable to complete development of these products in a timely and efficient manner to the satisfaction of our distribution customers, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner's customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third-party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded advanced television solutions and services with these marketing partners and distributors, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.
Furthermore, some of our partners have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what such partners receive under their agreements with us, then such partners may be entitled to receive the new more favorable terms. Additionally, such partners may have the right to terminate their agreements with us in the event we are subject to certain specified change of control transactions involving companies specified in their agreements. If any of these events occurred, including our inability to develop, license, and deploy in a timely, efficient, and on a full-scale basis, we would have difficulty generating revenues and new subscriptions under these agreements and our business would be harmed.
If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development, and engineering services, we could be subjected to unexpected delays in the expected deployment of TiVo's advanced television solutions, increased costs, possible penalties and adverse accounting and contractual consequences, including termination of such distribution arrangements. In any such event, our business would be harmed.
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, DIRECTV, Virgin, Suddenlink, ONO, and Charter, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
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
Many of our current deployment arrangements with television service providers require us to incur significant upfront development and engineering expenses for which we are in total or in part compensated through service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost and recognize them on a zero margin or straight-line basis after the solution is launched. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. In situations where we are recovering upfront project-specific development costs, we would start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. As of January 31, 2012, we had approximately $18.4 million in such project-specific deferred costs. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. As a consequence, it may be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement. If we fail to properly estimate, manage, and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
In the event of an early termination of these arrangements with our television service provider customers prior to deployment, we would be forced to recognize any deferred development costs which we have incurred but not recognized without corresponding revenues from development or subscription fees, in such an event we would be forced to incur unexpected losses. From time to time during development and integration for our television service provider customers, we or our customers may request to revise certain terms of our contracts or statements of work to modify such deliverables required or to otherwise address circumstances and technological requirements not anticipated by the parties when the contract or statement of work was originally agreed upon. Additionally, from time to time, we have and may in the future experience delays in our development work with our television service provider customers like ONO and Charter, which may cause us to modify the terms of those arrangements in the future. If we were to fail in modifying the terms of these arrangements to the satisfaction of both parties and the arrangements were unexpectedly terminated early, we would have to recognize immediately any associated deferred costs that may no longer be deemed recoverable. In such an event that we would have to recognize early such deferred development and integration costs, we would be required to do so without any corresponding revenue in which case we would incur unexpected losses which would harm our business.
 Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights.
Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection, as well as confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering much of the unique technology used to deliver the TiVo service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third-parties will not challenge any issued patents. For example, several of our European patents, including foreign counterparts of our Time Warp patent, are the subject of proceedings before the opposition division of the European Patent Office. Opposition proceedings may result in changes to certain claims or revocation of a patent. In addition, other parties may independently develop similar or competing technologies that design around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could have a material adverse effect on our business.
We generate a significant amount of revenue from our patent settlement agreements with DISH and AT&T which expire in calendar year 2018, and if we are unable to renew or replace these revenues, our business could be harmed.
In fiscal year 2012, we entered into patent settlement agreements with DISH and AT&T which will pay us recurring revenues until 2018. We generate a significant amount of revenues as a result from these settlement agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result.
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
Licensing Competitors. Our revenues depend both upon our ability to successfully negotiate agreements with our consumer electronics and service provider customers and, in turn, upon our customers' successful commercialization of their underlying products. We face competition from companies such as Microsoft, DIRECTV, DISH, Pace, Motorola, Cisco, NDS (who recently announced it was being acquired by Cisco), Arris, and Rovi, each of which have created competing digital video recording technologies. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs.
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
Consumers may not be willing to pay for our products and services or we may be forced to discount our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we have lowered the price of our DVRs in the past and raised our subscription pricing and alternatively we may choose to raise our DVR pricing and lower our subscription pricing in the future. As a result of lower hardware pricing and higher subscription pricing, the profitability of such newly acquired customers was shifted outward in time as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. For competitive and financial reasons, we may need to change the pricing of our DVRs and our service fees again in the future. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, including at a financially attractive level, in such an event our business would be harmed.

Growth in our TiVo-Owned subscriptions and related revenues could be harmed by offerings by our television distribution partners who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our television distribution partners, such as DIRECTV, RCN, Suddenlink, Charter (in the future) and others, who may be able to offer TiVo-branded DVR and non-DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to sufficiently differentiate the TiVo service offered direct to consumers by TiVo from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service offered direct to consumers by us may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, the growth of our TiVo-Owned subscriptions could be reduced. If our TiVo-Owned subscriptions continue to decrease, our business will be harmed.
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
We rely on our retail customers and service providers to market and distribute our products and services. In addition to our own efforts, our retail customers distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets, and brand images to promote and support DVRs and the TiVo service. Additionally, we now have arrangements with certain service providers, such as Comcast, to market and promote the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. As a result, we would spend significant resources to support the TiVo service and DVRs and other devices that enable the TiVo service. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract subscriptions to the TiVo service will be limited.
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
We have previously launched access to the entertainment offerings of Amazon Video on Demand service, Netflix, Hulu Plus, Pandora, and others for the distribution of digital content directly to broadband-connected TiVo DVRs. Our offerings with Amazon Video On Demand, Netflix, Hulu Plus, Pandora, and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our on-going provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including availability of premium content and speed and quality of the delivery, including the availability of high definition content, of such content to TiVo DVRs. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers could be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers could be harmed.
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
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 66 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (“ARPU”) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2012, we had approximately 253,000 product lifetime subscriptions that had exceeded the

66 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
From time to time, we have agreed to share a substantial portion of the revenue we generate from subscription fees with some of our marketing partners, retailers, and consumer electronics companies. We may be unable to generate enough revenue to cover these obligations.
In certain instances from time to time, we have agreed to share a substantial portion of our subscription and other fees with some of our marketing partners, retailers, and certain consumer electronics manufacturing companies in exchange for manufacturing, distribution and/or marketing support, and/or discounts on key components for DVRs. In some cases, these agreements have required us to share substantial portions of the subscription and other fees attributable to the same subscription with multiple companies. These agreements also typically require us to share a portion of our subscription fees whether or not we increase or decrease the price of the TiVo service. If we decrease our subscription fees in response to competitive or other market factors, our operating results would be adversely affected. Our decision to share subscription revenues has been based on our expectation that these relationships will help us obtain subscriptions, broaden market acceptance of our DVRs, and increase our future revenues. If these expectations are not met, we may be unable to generate sufficient revenue to cover our expenses and obligations in which case our business would be harmed.
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
From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may in the future include equity investments by such parties in us or may include exclusivity provisions. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future.
If our technological security measures are compromised, or if the TiVo service or our website is subject to attacks that prevents our customers from using the TiVo products and services, our customers may curtail or stop use of our products.
The TiVo service and TiVo products such as DVRs may contain the private information of our customers, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all services that connect with the internet, our service, including our website, is vulnerable to break-ins, attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or shutdowns of our service, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in service and website performance or availability problems, the complete shutdown of our service or website, or the loss or unauthorized disclosure of confidential information, our customers may lose trust and confidence in us, and decrease or discontinue their use of our service. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or our customers' information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers, cause existing customers to cancel their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

We depend on a limited number of third-parties to manufacture, distribute, and supply critical components, assemblies, and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.
The TiVo service is enabled through the use of a DVR manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components for the DVRs. We also rely on third-parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.
In addition, we face the following risks in relying on these third-parties:
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
Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., (“Tribune”), is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune originally became effective on May 14, 2007 and has an initial term of five years and with TiVo having the right to renew the agreement for four additional years, which TiVo has elected to exercise. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. Tribune Media Services, along with their parent company, Tribune Co., filed Chapter 11 bankruptcy on December 8, 2008. As a result, Tribune or Tribune Media Services, Inc. could reject the Television Listing Data Agreement and we would be left with only an unsecured claim in Tribune's bankruptcy. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. While we have access to alternative sources of guide data, there would be significant cost and delay involved in integrating such an alternative source of guide data. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
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
We depend upon third-parties to provide supply chain services related to inventory management, order fulfillment, and direct sales logistics. We rely on third-party vendors to provide cost-effective and efficient supply chain services. Among other activities, these outsourced services relate to direct sales logistics, including order fulfillment, inventory management and warehousing, and distribution of inventory to third-party retailers. If one or several of our third-party supply chain partners were to discontinue services for us, our ability to fulfill direct sales orders and distribute inventory timely, cost effectively, or at all, would be hindered which could in turn harm our business.
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
 In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. We also have risks with respect to changing hardware forecasts with our television service provider customers who may revise their purchase forecasts lower after we have committed manufacturing resources to meeting such forecasts due to long-lead times and prior to the time in which such television service provider forecasts become contractually binding. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. If we were to overestimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.
We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work oversees, which, if not properly managed, could result in the loss of valuable intellectual property, increased costs due to inefficient and poor work product, and subject us to export control restrictions which could impede or prevent us from working with partners internationally, which could harm our business, including our financial results, reputation, and brand.
We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products, typically to save money and gain access to additional engineering resources. We have and expect to in the future work with companies located in jurisdictions outside of the United States, including, but not limited to, India, Ukraine, United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient engineering services and poor work product. As a result our business could be harmed, including our financial results, reputation, and brand.
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
Our long-term success will depend on securing additional revenue from such areas as:
•licensing;
•advertising;
•audience research measurement; and
•electronic commerce.
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
Any inability of our systems to accommodate future subscription growth, or any inability of our TiVo.com website to handle customer traffic, may cause service interruptions or delay our introduction of new services and limit our ability to sell the TiVo service and TiVo-enabled DVRs. We internally developed many of the systems we use to provide the TiVo service and perform other processing functions. The ability of these systems to scale as we add new subscriptions is unproven. We must continually improve these systems to accommodate subscription growth and to add features and functionality to the TiVo service. Our inability to add software and hardware or to upgrade our technology, systems or network infrastructure could adversely affect our business, cause service interruptions or delay the introduction of new services. Our inability to manage customer traffic and sales volume through our TiVo.com website could limit our ability to sell the TiVo service and TiVo-enabled DVRs in the future. If our website were to become unavailable for a significant amount of time, our ability to provide certain features of the TiVo service and our ability to service customers and sell the TiVo service and TiVo-enabled DVRs would be harmed.
 We will need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCARDsTM, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCARDTM-related issues. Some customers require significant support when installing the DVR and required CableCARDsTM for our HD DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCARDTM installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third-parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of a CableCARDTM for TiVo customers may be performed by third-party cable operators and TiVo would then be dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and a CableCARDTM will damage our reputation in the DVR and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.
We will need to improve our operational and financial systems to support our growth in the future, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.
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
We face increased risks in addition to the 2009 digital transition as cable operators were only required to carry analog signals for customers through February 2012 where cable operators transmit in both analog and digital formats. Cable operators who transmit entirely in digital format to their customers and make set- top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition Series2™ DVR is reduced to a single tuner experience when used exclusively with a cable set-top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although all the model DVRs we currently sell to our customers are high definition digital video recorders which are CableCARD™ capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers are impacted, such an impact may cause such customers to cancel their subscriptions. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service with these older model DVRs, and in such an event our business would be harmed.
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
We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Spain, Mexico, Canada, Australia, and New Zealand. However, we have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business could be harmed. We have and expect to continue to partner with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.
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
We use open source software in our products, which could expose us to intellectual property infringement claims, require us to provide indemnification to third-parties, and delay or prevent development of certain products or features, any of which could harm our business.
TiVo's products include open source software. From time to time, we may face claims seeking to enforce the terms of an applicable open source license. Such claims could result in litigation, require us to seek licenses from third-parties in order to keep offering our software, require us to re-engineer our software, require us to release proprietary source code, require us to provide indemnification or otherwise subject us to liability to a customer or supplier, or require us to discontinue the sale of a product in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business.
If we release software that includes open source software licensed under version 3 of the GNU General Public License ("GPLv3"), even if it was software provided to us by a supplier, we may be required to provide end users with the ability to install modified software on their TiVo product, which could adversely affect our business.
If GPLv3 is widely adopted among the open source community, we may be unable to use future open source enhancements or components in our software, which could adversely affect our business.
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
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002 and subsequent laws impose complex and continually changing regulatory requirements on our operations and reporting. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. These requirements have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our Board of Directors and/or qualified executive officers. Such developments could harm our results of operations and divert management's attention from business operations.
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
We engage in various advertising, marketing, and other promotional activities, such as offering gift subscriptions to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service may be required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business could be harmed.
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
It is possible that future proposed environmental regulations on consumer electronic devices, such as DVRs and set-top boxes, may regulate and increase the production, manufacture, use, and disposal costs incurred by us and our customers. For example, the Energy Independence and Security Act of 2007 directs the Department of Energy to prescribe labeling or other disclosure requirements for the energy use of standalone digital video recorder boxes. This and future energy regulations could potentially make it more costly for us to design, manufacture, and sell our DVRs to our customers thus harming the growth of our business.
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
Our Certificate of Incorporation, Bylaws and Delaware law could discourage a third-party from acquiring us and consequently decrease the market value of our common stock.
In the future, we could become the subject of an unsolicited attempted takeover of our Company. Although an unsolicited takeover could be in the best interests of our stockholders, certain provisions of Delaware law and our organizational documents could be impediments to such a takeover.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of our stockholders may be called only by a majority of the total number of authorized directors, the chairman of the board, our chief executive officer or the holders of 50% or more of our common stock. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide that directors may be removed only for cause by a vote of a majority of the stockholders and that vacancies on the Board of Directors created either by resignation, death, disqualification, removal or by an increase in the size of the Board of Directors may be filled by a majority of the directors in office, although less than a quorum. Our Amended and Restated Certificate of Incorporation also provides for a classified Board of Directors and specifies that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions of Delaware law, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for us to be acquired by another company, even if our acquisition is in the best interests of our stockholders. Any delay or prevention of a change of control or change in management could cause the market price of our common stock to decline.

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
As of January 31, 2012, options to purchase a total of 11,148,528 shares and 5,546,158 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 6,602,277 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.
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
Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in Alviso, California, under a lease that expires on January 31, 2017. Our corporate headquarters includes two buildings totaling 127,124 square feet of office space and an additional 37,145 square feet of office space as part of another building under a lease that expires on January 31, 2017. Additionally we have 11,985 square feet of space as part of another building under a lease that expires on March 31, 2012 and an additional 1,000 square feet of space under a lease that expires on August 31, 2012 for a total of 177,254 square feet of office space. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2012, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
Intellectual Property Litigation.
On August 26, 2009, TiVo filed separate complaints against AT&T Inc. (“AT&T”) and Verizon Communications, Inc. ("Verizon") in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T, and on March 31, 2010 the district court granted Microsoft's motion.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T IP") filed a complaint against TiVo in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"); 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"); 6,118,976 ("Asymmetric Data Communications System"); and 6,983,478 ("Method and System for Tracking Network Use"). The complaint sought, among other things, damages for past infringement and a permanent injunction. This litigation had been stayed.
On January 3, 2012, TiVo and AT&T entered into a Settlement and Patent License Agreement (the “Agreement”), pursuant to which the parties agreed to settle and dismiss with prejudice all outstanding litigation between them, including TiVo's claims against AT&T and AT&T IP's claims against TiVo, provide each party with a license to certain patents owned by the other party, and release all infringement claims between the parties with respect to such licensed patents.
Under the Agreement, AT&T has agreed to pay TiVo a minimum amount of $215.0 million (the “Payment to TiVo”) plus incremental monthly fees per DVR subscriber if the growth of AT&T's subscriber base exceeds certain pre-determined levels. The first $51.0 million of the Payment to TiVo was paid on January 4, 2012 and the remaining amount is due to TiVo in equal installments 30 days after the end of each calendar quarter in the amount of $5 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. Refer to Note 19. "AT&T Inc." for additional information.
Pursuant to the Agreement, TiVo granted AT&T a limited license under its advanced television patents, including the patents that TiVo had asserted against AT&T (U.S. Patent Nos. 6,233,389, 7,493,015 and 7,529,465), to make, have made, use, sell, offer to sell and import advanced television technology in connection with AT&T multichannel video programming services, including AT&T U-verse, subject to certain limitations and exclusions. AT&T granted TiVo a limited license under its advanced television patents, including the patents that AT&T had asserted against TiVo (U.S. Patent Nos. 5,809,492, 5,922,045, 6,118,976 and 6,983,478), to make, have made, use, sell, offer to sell and import advanced television technology in connection with TiVo products and services, including products and services provided to other multichannel video programming service providers, subject to certain limitations and exclusions.
The Agreement expires on July 30, 2018. In addition, TiVo may terminate the rights and licenses granted to AT&T pursuant to the Agreement under certain circumstances, including but not limited to if AT&T has failed to make timely payments.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On June 1-2, 2011, the judge conducted a claim construction hearing on the patents asserted by TiVo against Verizon and the patents asserted by Verizon against TiVo. On November 10, 2011 the Court issued an order staying TiVo's lawsuit against Verizon due to the Court's schedule. On January 26, 2012, the Court issued an order lifting the stay. On February 23, 2012, the Court held a status conference. The Court directed the parties to submit a joint scheduling proposal with the assumption that a claim construction order would be issued by March 16, 2012, and that the final pretrial conference would occur on October 1, 2012. The Court issued its claim construction order on March 12, 2012. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450, Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. This litigation has been stayed. Since that time, due to events unfolding in the companion ITC action described below, Microsoft has indicated that it will dismiss two of the four patents (USP 6,028,604 and 5,731,844) from the district court action. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by

Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. Two of the four patents (USP 6,028,604 and 5,731,844) have been dropped by Microsoft from the ITC action. The hearing on the remaining two patents commenced on November 30, 2011 and ended in December 2011, and an initial determination is expected by April 20, 2012. The ITC has set a target date for completing the investigation of August 20, 2012. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the ITC: U.S. Patent Nos. 5,585,838 ("Program Time Guide"); 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"); 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"); and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the ITC investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the Complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a reply to the Company's counterclaims. The magistrate judge has currently indicated that trial would likely be scheduled for April 2013. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT seeks an injunction and unspecified damages. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
On August 14, 2007, the plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification, which was subsequently withdrawn without prejudice by the plaintiffs. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against the Issuer Defendants and the Underwriter Defendants in the focus cases. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the Company's case, provides guidance to all of the parties involved in this litigation. On April 2, 2009, the parties lodged with the Court a motion for preliminary approval of a proposed settlement between all parties to the consolidated action, including the Company and its former officers and directors, as well as numerous other companies and their officers and directors. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The proposed settlement also provides for full releases for the defendants, including the Company and its former officers and directors. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. On September 10, 2009, the Federal District Court held the fairness hearing for final approval of the settlement. On October 6, 2009, the District Court issued an order granting class certification and final approval of the settlement. Several individual or groups of individuals filed appeals with the United States Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit Court of Appeals dismissed the appeals of all but one objector to the settlement, whose matter was remanded to the District Court. On August 25, 2011, the District Court held on remand that the remaining objector was not a member of the settlement class. On September 23, 2011, the remaining objector appealed the District Court's August 25, 2011 ruling to the Second Circuit Court of Appeals. On January 9, 2012, the remaining objector entered into a settlement agreement and dismissed its appeal with prejudice. After a decade of litigation, these IPO cases are now over.

ITEM 4.	MINE SAFETY DISCLOSURES
None
`

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2012	High	Low
Fourth Quarter ended January 31, 2012	$11.27	$8.75
Third Quarter ended October 31, 2011	$11.33	$7.06
Second Quarter ended July 31, 2011	$11.00	$9.08
First Quarter ended April 30, 2011	$12.65	$8.16
Fiscal Year 2011	High	Low
Fourth Quarter ended January 31, 2011	$11.53	$8.10
Third Quarter ended October 31, 2010	$11.50	$7.80
Second Quarter ended July 31, 2010	$18.23	$6.92
First Quarter ended April 30, 2010	$18.93	$8.56

Holders of Record
As of March 15, 2012, we had 1,088 stockholders of record and the closing price of our common stock was $11.61 per share.
Dividend Policy
We paid no cash dividends during the fiscal year ended January 31, 2012 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.
Equity Compensation Plan Information
Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2012.
Recent Sales of Unregistered Securities
As previously reported on Current Reports on Form 8-K filed on March 16, 2011 and March 30, 2011, on March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150.0 million and received approximately $144.5 million in proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes will pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016. These convertible notes have no financial covenants.
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
TiVo offered and sold the notes to the initial purchaser, UBS Investment Bank, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchaser then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.
Purchases of Equity Securities
We have reacquired shares of stock from employees, upon the vesting of restricted stock that was granted under our Amended & Restated 1999 Employee Incentive Plan and our Amended & Restated 2008 Equity Incentive Award Plan. These shares were surrendered by the employees, and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
November 1, through November 30, 2011	28,980	$10.21	—	$—
December 1, through December 31, 2011	27,075	$9.84	—	$—
January 1, through January 31, 2012	—	$—	—	$—
Total	56,055	$10.03	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. During the fiscal year ended January 31, 2012, we did not repurchase any shares under the program.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2007, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TiVo Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

$250
$200
$150
$100
$50
$0
1/07
1/08
1/09
1/10
1/11
1/12
TiVo Inc.
NASDAQ Composite
RDG Technology Composite

*$100 invested on 1/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

	January 31,
	2007	2008	2009	2010	2011	2012
TiVo Inc.	100.00	163.93	134.39	168.60	180.75	193.93
NASDAQ Composite	100.00	97.07	60.02	87.95	111.84	116.36
RDG Technology Composite	100.00	98.32	61.80	94.86	120.84	125.31

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended January 31, 2012, 2011, 2010, 2009, and 2008, respectively are presented below. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
The data set forth below (in thousands, except share and per share data) should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Fiscal Year Ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data and share amounts)
Consolidated Statements of Operations Data:
Revenues
Service revenues	$131,341	$140,649	$159,772	$188,408	$211,496
Technology revenues	58,945	27,341	29,907	20,126	19,382
Hardware revenues	47,893	51,618	48,787	41,652	41,798
Net revenues	238,179	219,608	238,466	250,186	272,676
Cost and Expenses
Cost of service revenues	35,865	40,515	40,878	44,603	42,976
Cost of technology revenues	23,056	18,813	20,703	12,300	17,367
Cost of hardware revenues	59,439	69,033	65,909	57,742	92,052
Research and development	110,367	81,604	63,039	62,083	58,780
Sales and marketing	26,388	27,587	23,270	24,944	23,987
Sales and marketing, subscription acquisition costs	7,392	8,169	5,048	6,038	31,050
General and administrative	96,502	59,487	44,801	42,931	42,954
Litigation Proceeds	(230,160)	—	—	(87,811)	—
Income (loss) from operations	109,330	(85,600)	(25,182)	87,356	(36,490)
Interest income	5,672	1,397	1,039	18,636	5,031
Interest expense and other	(12,034)	(145)	83	(553)	(102)
Income (loss) before income taxes	102,968	(84,348)	(24,060)	105,439	(31,561)
Benefit from (provision for) income taxes	(807)	(164)	1,024	(1,328)	(30)
Net income (loss)	$102,161	$(84,512)	$(23,036)	$104,111	$(31,591)
Net income (loss) per share
Basic	$0.88	$(0.74)	$(0.22)	$1.04	$(0.32)
Diluted	$0.80	$(0.74)	$(0.22)	$1.01	$(0.32)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$102,161	$(84,512)	$(23,036)	$104,111	$(31,591)
Diluted	$109,140	$(84,512)	$(23,036)	$104,111	$(31,591)

Weighted average shares used to calculate basic net income (loss) per share	116,592,943	113,490,177	106,182,488	100,389,980	97,510,576
Weighted average shares used to calculate diluted net income (loss) per share	136,255,424	113,490,177	106,182,488	102,595,607	97,510,576

	As of January 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	169,555	71,221	70,891	162,337	78,812
Short-term investments	449,244	138,216	173,691	44,991	20,294
Total assets	719,810	285,818	310,812	266,147	167,049
Long-term portion of deferred revenues	81,336	34,857	28,990	28,557	38,128
Convertible senior notes	172,500	—	—	—	—
Total stockholders' equity	313,027	168,756	197,141	155,007	16,120

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the section entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of technology and services for advanced television solutions, which include such products as DVRs, non-DVR set-top boxes (STBs) and other consumer electronic devices and the services that enable their functionality. Our advanced television solutions provide consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass®™ recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), WishList® searches, cable VOD, the ability to transfer content amongst our DVRs and non-DVR STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads and iPhones).
As of January 31, 2012, there were approximately 2.3 million total subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, in which we sell our products and subscriptions directly to consumers in the United States, we generate hardware revenues through the distribution of TiVo DVRs through consumer electronics retailers and through our on-line store at TiVo.com. We generate service revenues through the sales of TiVo service subscriptions to the consumers who purchase our TiVo DVRs. We also have agreements with Comcast and Cox to allow us in the future to provide integrated access to each provider's VOD content for TiVo-Owned customers in select regions who also subscribe to Comcast's or Cox's television service in those regions. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned DVRs and non-DVR STBs through agreements with leading satellite and cable television service providers and broadcasters such as Charter, DIRECTV, Grande Communications, ONO, RCN, Suddenlink, and Virgin Media. We also generate technology revenues through the provision of engineering professional services in connection with our provision of the TiVo service to our MSO customers. We also generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry.
Additionally, we have and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. During the fiscal year ended January 31, 2012, we settled such a lawsuit with DISH for $500 million and with AT&T for $215 million, with the potential for additional amounts based on the possible future growth of AT&T's U-verse business. We currently have additional lawsuits pending against Verizon and are defending such a lawsuit from Motorola. While we have recorded the portion of these settlements that related to past infringement as litigation proceeds in the quarter in which the settlements occurred, the amounts related to future use are recognized by us as technology revenues from the licensing of our technology over the remaining term of the license (Refer to Note 18. "DISH Network Corporation" and Note 19. "AT&T Inc." of notes to consolidated financial statements included in Part II. Item 8. of this report).

Executive Overview
Fiscal year 2013
In the fiscal year ending January 31, 2013, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and continue deployment activities for our existing distribution agreements. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. We expect the growth trend in our MSO subscription base to continue in fiscal year 2013 with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further losses in our TiVo-Owned subscription base stemming from continued competition and our efforts to manage the amount of TiVo-Owned marketing dollars we are devoting to TiVo-Owned subscription acquisition activities.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we expect our annual research and development spending in fiscal year 2013 to be consistent with the fiscal year ended January 31, 2012 as we continue to pursue new technological and product developments which include the continued development of whole-home and multi-screen offerings which includes non-DVR STBs and software solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, increasing our operational capacity to handle increased operator deployments, and gaining more efficiency in our distribution efforts. However, we do expect our research and development costs to decrease on a quarterly basis later in the year.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur litigation expenses for our ongoing patent infringement lawsuits, which includes litigation with Verizon and Motorola Mobility.
•We expect to continue our development efforts under our existing MSO deployment agreements. To the extent that our upfront development efforts are not paid for through development fees from such arrangements, but such development expenses are recoverable through future guaranteed service fees from these MSOs, we will defer the cost of the development and expense it in our Statement of Operations. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Later, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues will negatively impact the average revenue per subscription ("ARPU") for MSOs metric until such service fees are later recognized as service revenues. We expect that our MSO ARPU will be negatively impacted by the recovery of these previously incurred development cost in fiscal year 2013.
•As a result of the flooding in Thailand and the impact on the suppliers of hard disk drives, including our primary supplier, Western Digital, we expect to incur incremental hardware costs relating to the increased pricing of hard disk drives, including up to $3.9 million of expenses relating to increased hard disk drive costs in the first half of fiscal year 2013. This amount of additional cost is not necessarily reflective of the impact we expect for the full fiscal year 2013 as we may be able to pass along some of the increased costs to either consumers or distribution partners.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSOs lines refer to subscriptions sold to consumers by multiple system operators and broadcasters such as DIRECTV, Cablevision Mexico, Seven/Hybrid TV (Australia), Television New Zealand (TVNZ) (New Zealand), Virgin Media (United Kingdom), RCN, Grande, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees, including on a monthly and a prepaid one, two, or three year basis, as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2012	2011	2010
TiVo-Owned Subscription Gross Additions:	114	160	148
Subscription Net Additions/(Losses):
TiVo-Owned	(157)	(199)	(189)
MSOs	387	(357)	(541)
Total Subscription Net Additions/(Losses)	230	(556)	(730)
Cumulative Subscriptions:
TiVo-Owned	1,109	1,266	1,465
MSOs	1,170	783	1,140
Total Cumulative Subscriptions	2,279	2,049	2,605
Fully Amortized Active Lifetime Subscriptions	253	310	279
% of TiVo-Owned Cumulative	55%	56%	58%
Subscriptions paying recurring fees

We define a “subscription” as a contract referencing a TiVo-enabled DVR for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related DVR has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date. This change resulted in a reduction of service revenues of $623,000 for the quarter and fiscal year ended January 31, 2012. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs. Our MSOs subscription data is based in part on reporting from our third-party MSO partners.
TiVo-Owned subscriptions declined by 157,000 subscriptions, as compared to a decrease of 199,000 in the same prior year period. This improvement was driven by decreased churn. TiVo-Owned installed subscription base was approximately 1.1 million subscriptions as of January 31, 2012 as compared to approximately 1.3 million as of January 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. Despite our efforts to improve TiVo-Owned net additions, we expect current trends will likely continue and that we will experience further net losses in our TiVo-Owned subscription base in fiscal year 2013.
Our MSO installed subscription base increased by 387,000 subscriptions to 1.2 million subscriptions as of January 31, 2012 as compared to 783,000 as of January 31, 2011. The increase in subscriptions is due to subscription growth from partners such as Virgin Media, RCN, Suddenlink, ONO, Grande, and others. We expect continued MSO installed base subscription growth during the fiscal year 2013 as we increase penetration within current distribution deals.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(271)	(359)	(337)
Average TiVo-Owned subscriptions	1,174	1,367	1,577
Annual Churn Rate	(23)%	(26)%	(21)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(1.9)%	(2.2)%	(1.8)%

Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.9)%, (2.2)%, and (1.8)% for the fiscal year ended January 31, 2012, 2011, and 2010, respectively.
For the fiscal year ending January 31, 2013, we expect churn to be potentially higher on a percentage basis as total cancellations are being divided over a smaller TiVo-Owned subscription base. Historically we have seen a large amount of churn associated with non-HD box subscriptions and we expect the majority of our churn in fiscal 2013 continue to come from these non-HD box subscriptions.
Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third-parties’ subscription gross additions, such as MSOs' gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
Subscription Acquisition Costs	2012	2011	2010
	(In thousand, except SAC)
Sales and marketing, subscription acquisition costs	$7,392	$8,169	$5,048
Hardware revenues	(47,893)	(51,618)	(48,787)
Less: MSOs related hardware revenues	31,483	14,885	14,497
Cost of hardware revenues	59,439	69,033	65,909
Less: MSOs related cost of hardware revenues	(23,577)	(11,296)	(13,706)
Total Acquisition Costs	26,844	29,173	22,961
TiVo-Owned Subscription Gross Additions	114	160	148
Subscription Acquisition Costs (SAC)	$235	$182	$155

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
During the twelve months ended January 31, 2012 our total acquisition costs were $26.8 million, a decrease of $2.4 million compared to $29.2 million during the same prior year period. TiVo's sales and marketing, subscription acquisition costs decreased by $777,000, as compared to the same prior year period combined with a decrease in TiVo's hardware gross margin losses of $1.6 million as compared to the same prior year period. This decrease in hardware gross margin loss is largely due to the lower number of subscription gross additions as compared to the same prior year period. The increase in SAC of $53 for the twelve months ended January 31, 2012 as compared to the same prior year period was largely a result of the decrease in subscription gross additions as compared to the same prior year period and full year of the impact from our new consumer pricing (whereby consumers pay lower hardware price in exchange for higher subscription fees) that we initiated during the fourth quarter of the fiscal year ended January 31, 2011.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. You should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our consolidated balance sheet until later when related revenues from service fees are received and are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2012	2011	2010
	(In thousands, except ARPU)
Total Service revenues	$131,341	$140,649	$159,772
Less: MSOs’-related service revenues	(16,589)	(15,540)	(14,932)
TiVo-Owned-related service revenues	114,752	125,109	144,840
Average TiVo-Owned revenues per month	9,563	10,426	12,070
Average TiVo-Owned per month subscriptions	1,174	1,367	1,577
TiVo-Owned ARPU per month	$8.15	$7.63	$7.65

The increase in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2012 as compared to the same prior year period was largely due to the higher subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011 and we expect this trend to continue through fiscal year 2013.
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

	Fiscal Year Ended January 31,
MSOs' Average Revenue per Subscription	2012	2011	2010
	(In thousands, except ARPU)
Total Service revenues	$131,341	$140,649	$159,772
Less: TiVo-Owned-related service revenues	(114,752)	(125,109)	(144,840)
MSOs’-related service revenues	16,589	15,540	14,932
Average MSOs' revenues per month	1,382	1,295	1,244
Average MSOs’ per month subscriptions	849	1,017	1,422
MSOs’ ARPU per month	$1.63	$1.27	$0.88

The MSOs’ related service revenues for the fiscal year ended January 31, 2012 increased $0.36 per subscription to $1.63 per subscription, as compared $1.27 for the same prior year period. The increase in MSOs’ ARPU is related primarily to DIRECTV's fixed minimum commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) being spread over a declining DIRECTV subscription base. We do not expect further significant increases in MSOs' ARPU due to the fact that subscription additions from some newly launched deployment agreements, including Virgin, do not necessarily correspond to an increase in service revenues as the cost of development for an MSO customer may have been deferred on our consolidated balance sheet and such MSO service fees are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed. As a result, we expect the MSO ARPU to be negatively impacted by the recovery of previously incurred development cost in fiscal year 2013.
Critical Accounting Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Revenue Recognition
TiVo generates service revenues from fees for providing the TiVo service to consumers and operators and through the sale of advertising and audience research measurement services. We also generate technology revenues from licensing technology (Refer to Note 18. "DISH Network Corporation" and Note. 19 "AT&T Inc." of notes to consolidated financial statements included in Part II. Item 8. of this report) and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial part of our revenues are derived from multiple element arrangements.
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
Consistent with our methodology under previous accounting guidance, if available, TiVo determines VSOE of fair value for each element based on historical standalone sales to third-parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. We currently estimate selling prices for our PCS, training, TiVo-enabled DVRs for MSOs, and consumer TiVo service based on VSOE of selling price.
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
TiVo establishes pricing for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
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
Subscription revenues from product lifetime subscriptions are recognized ratably over our estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. TiVo continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date.
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
Recognition Period for Product Lifetime Subscription Revenues. We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions acquired on or before October 31, 2006 and such change is being recognized on a prospective basis. This change resulted in a reduction of service revenues of $623,000 for the quarter and fiscal year ended January 31, 2012. The new estimates of expected lives are dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2012, 253,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 51% of our cumulative lifetime subscriptions. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates. We enter into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. We usually incur development cost for which we are in total or in part compensated through service fees received after a solution launch. When we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project. We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by TiVo including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions under the heading “Risk Factors - Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.” For the fiscal year ended January 31, 2012, the majority of our technology revenues (after excluding revenues from our licensing agreement with DISH Network and AT&T Inc.) were related to DIRECTV and Virgin Media (United Kingdom).
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
Recent Accounting Pronouncements
In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We will adopt both standards in the first quarter of fiscal year 2013.
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal year 2013 and the adoption will not have a material impact on our financial statements and disclosures.

Results of Operations
Net Revenues.
Our net revenues for the fiscal years ended January 31, 2012, 2011, and 2010 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2012		2011		2010
	(In thousands, except percentages)
Service revenues	$131,341	55%	$140,649	64%	$159,772	67%
Technology revenues	$58,945	25%	$27,341	12%	$29,907	13%
Hardware revenues	$47,893	20%	$51,618	24%	$48,787	20%
Net revenues	$238,179	100%	$219,608	100%	$238,466	100%
Change from same prior year period	8%		(8)%		(5)%
Service Revenues. The decrease in service revenues of $9.3 million for the fiscal year ended January 31, 2012, as compared to the same prior year period was primarily due to a lower cumulative subscription base (including both TiVo-Owned and MSO subscriptions) slightly offset by an increase in MSO service revenues of $1.0 million primarily due to revenues from new deployments.
The decrease in service revenues of $19.1 million in the fiscal year ended January 31, 2011, as compared to the same prior year period was due to a lower cumulative subscription base combined with an increased number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. The decrease in TiVo-Owned Service revenues in the fiscal year ended January 31, 2011 as compared to the same prior year period was slightly offset by an increase in MSOs service revenues of $608,000 primarily due to DIRECTV monthly minimum payments.
Technology Revenues. Technology revenues for the fiscal year ended January 31, 2012 increased by $31.6 million, as compared to the same prior year periods primarily due to our agreement with DISH Network, which generates $11.1 million in revenue per quarter (Refer to Note 18. "DISH Network Corporation" of notes to consolidated financial statements included in Part II. Item 8. of this report). We expect our Technology revenues in our fiscal year ending January 31, 2013 to further benefit from licensing revenue we will receive due to our agreement with AT&T entered into in the fourth quarter ended January 31, 2012.
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
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue shares and marketing development fund payments for the fiscal year ended January 31, 2012 decreased by $3.7 million as compared to the same prior year period. The decrease in net hardware revenues for the fiscal year ended January 31, 2012 is largely related to the decrease in the number of hardware units sold, as compared to the same prior year period when we launched our TiVo Premiere boxes. Also contributing to the decrease is the continuation of our lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees) for TiVo-Owned subscriptions, offset by an increase in revenues from MSOs.
Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the twelve months ended January 31, 2011, increased by $2.8 million, as compared to the same prior year period. The increase in net hardware revenues for the fiscal year ended January 31, 2011 is largely related to the increase in the number of units sold during the period as compared to the same prior year period, as our sales volume increased due to the launch of our new TiVo Premiere boxes and purchases of the TiVo Premiere boxes by MSOs such as RCN and others.

Cost of service revenues.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Cost of service revenues	$35,865	$40,515	$40,878
Change from same prior year period	(11)%	(1)%	(8)%
Percentage of service revenues	27%	29%	26%
Service gross margin	$95,476	$100,134	$118,894
Service gross margin as a percentage of service revenues	73%	71%	74%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $4.6 million for the fiscal year ended January 31, 2012, as compared to the same prior year period. This decrease in cost of service revenues was largely related to lower call center service costs as we continued our efforts to efficiently manage our customer service-related expenditures.
For the fiscal year ended January 31, 2011, cost of service revenues remained relatively flat, as compared to the same prior year period.
Cost of technology revenues.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Cost of technology revenues	$23,056	$18,813	$20,703
Change from same prior year period	23%	(9)%	68%
Percentage of technology revenues	39%	69%	69%
Technology gross margin	$35,889	$8,528	$9,204
Technology gross margin as a percentage of technology revenues	61%	31%	31%
Cost of technology revenues includes costs associated with our development work primarily for DIRECTV, Virgin, and our other international and domestic projects. The increase of $4.2 million in cost of technology revenues in the fiscal year ended January 31, 2012 related to an increase in the number of customers we were performing development work for in the current year period as compared to the same prior year period.
The decrease of $1.9 million in cost of technology revenues for the fiscal year ended January 31, 2011, as compared to the same prior year period is largely due to the fact that some of our newer deployment arrangements such as Virgin provide for lower or later funding of the development effort and we recognize cost of revenue in these arrangements only after we have the contractual right to invoice the customer and recognize the associated revenues. Also, the amounts paid by DIRECTV and attributable to development efforts are lower in fiscal year 2011 compared to the same prior year period.
The increase in technology gross margin for the fiscal year ended January 31, 2012 as compared to the same prior year periods is primarily due to the revenue recognized from our DISH and AT&T agreements as most of our newer deployment arrangements such as Virgin are accounted for under a zero margin method during the development period and also during the post-launch period until all deferred development costs are recovered.
In certain of our distribution deals, such as Virgin, TiVo is not being paid in full for the upfront development cost. However, in exchange, TiVo is receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees will be used to recover the initial development costs and therefore will be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $27.9 million related to development work, largely related to Virgin, ONO, and Charter and these costs are recorded on our consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at January 31, 2012. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Cost of hardware revenues	$59,439	$69,033	$65,909
Change from same prior year period	(14)%	5%	14%
Percentage of hardware revenues	124%	134%	135%
Hardware gross margin	$(11,546)	$(17,415)	$(17,122)
Hardware gross margin as a percentage of hardware revenue	(24)%	(34)%	(35)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the fiscal year ended January 31, 2012 decreased as compared to the same prior year period as we sold fewer TiVo units during the twelve months ended January 31, 2012 as compared to the fiscal year ended January 31, 2011 primarily due to the launch of our TiVo Premiere boxes in the first quarter of fiscal year 2011.
Our cost of hardware sales for the fiscal year ended January 31, 2011 increased as compared to the fiscal year ended January 31, 2010 primarily because we sold significantly more TiVo units as compared to the same prior year period due to the launch of our new TiVo Premiere boxes in the first quarter of fiscal 2011.Hardware gross margin loss for the fiscal year ended January 31, 2012 decreased by $5.9 million, as compared to the same prior year period largely due to an increased number of units sold into the MSO channel during this year as compared to the same prior year period which sales do not include any hardware subsidy unlike sales of TiVo DVRs in the retail channel sold to our TiVo-Owned customers.
Hardware gross margin loss for the fiscal year ended January 31, 2011 increased by $293,000, as compared to the same prior year period. This increase is largely due to our bundled pricing model which allows a customer to purchase a TiVo box at a lower upfront box price when the customer commits for at least one year to one of our new higher priced service plans.
Research and development expenses.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Research and development expenses	$110,367	$81,604	$63,039
Change from same prior year period	35%	29%	2%
Percentage of net revenues	46%	37%	26%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR and non-DVR technologies and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Thus, the increase in research and development expenses of $28.8 million for the fiscal year ended January 31, 2012, as compared to the same prior year periods, was largely related to increased headcount, headcount related, and consulting costs due to increased research and development spending as we believe that it is critical to remaining competitive and being a leader in advanced television solutions beyond the DVR to include whole home and multi-screen solutions. In the fiscal year ending January 31, 2013, we currently expect our research and development expense to be consistent with fiscal year 2012 in the aggregate; however, we do expect our research and development expenditures to begin to decrease in the second half of fiscal year 2013 as compared to the same prior year periods.
The increase in research and development expenses of $18.6 million for the fiscal year ended January 31, 2011 was largely related to increased headcount and headcount related costs of $27.8 million and increased IT spending of $3.9 million. These increased costs were offset by increased allocations to deferred costs of technology revenues of $14.6 million for utilization of our engineering staff on development projects generating technology revenues.
Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Sales and marketing expenses	$26,388	$27,587	$23,270
Change from same prior year period	(4)%	19%	(7)%
Percentage of net revenues	11%	13%	10%
Sales and marketing expenses consist primarily of employee salaries, consulting and related expenses. Sales and marketing expenses for the fiscal year ended January 31, 2012 remained relatively flat as compared to the same prior year period.
The increase for the fiscal year ended January 31, 2011 of $4.3 million, as compared to the same prior year period were primarily related to increased headcount related costs of $1.5 million and increased non-cash stock-based compensation expense of $1.1 million. Additionally, in the fiscal year ended January 31, 2011, we incurred approximately $1.0 million in increased channel support and other related expenses associated with the launch of our Premiere boxes.
Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$7,392	$8,169	$5,048
Change from same prior year period	(10)%	62%	(16)%
Percentage of net revenues	3%	4%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The decrease for the fiscal year ended January 31, 2012 as compared to the same prior year period was largely related to decrease in advertising related expenses.
The sales and marketing subscription acquisition spending for the fiscal year ended January 31, 2011, as compared to the same prior year period was largely related to the launch of the TiVo Premiere and TiVo Premiere XL boxes in the retail channel.
General and administrative expenses.

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands, except percentages)
General and administrative	$96,502	$59,487	$44,801
Change from same prior year period	62%	33%	4%
Percentage of net revenues	41%	27%	19%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the fiscal year ended January 31, 2012, general and administrative expenses increased by $37.0 million as compared to the same prior year period. In the fiscal year ended January 31, 2012, TiVo spent a total of $50.5 million in litigation related expenses. The increase in total general and administrative expenses last year was largely related to increased litigation related spending of $30.6 million, which was largely related to our intellectual property litigations with AT&T, Verizon, Microsoft and Motorola, and increased headcount and headcount related costs of $5.8 million.Additionally, based on the settlement and patent cross-licensing agreement with AT&T, TiVo  expensed an estimate of $14.5 million in contingent success-based legal fees related to past performance under general and administration expenses in its statement of operations in the quarter ended January 31, 2012. TiVo has paid $4.3 million of these contingent legal fees during the quarter ended January 31, 2012. The remaining estimate of $10.2 million is recorded under accrued liabilities on TiVo's consolidated balance sheets at January 31, 2012 and will be paid out upon favorable (as defined in the agreement with counsel) resolution of the Microsoft and ITC legal matters.
The increase of $14.7 million for the fiscal year ended January 31, 2011 as compared to the same prior year period was primarily due to an increase in litigation related spending of $14.1 million, which was largely related to our Echostar, Verizon, and AT&T litigations.
Litigation proceeds. During the fiscal year ended January 31, 2012 we recorded litigation proceeds of $175.7 million and $54.4 million from our patent infringement settlements with DISH and AT&T, respectively.
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2012. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2012.
Additionally, on January 3, 2012, we entered into a Settlement and Patent License Agreement with AT&T, Inc. Under the terms of the agreement, AT&T agreed to pay us a minimum of $215 million plus incremental monthly fees per DVR subscriber if the growth of AT&T's subscriber base exceeds certain pre-determined levels. On January 4, 2012, we received $51.0 million in cash with the remaining $164.0 million to be paid in installments after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018.
The total consideration of $215.0 million was allocated on a relative fair value basis as $54.4 million to the past infringement and litigation settlement element, $254,000 to interest income related to past infringement and $160.3 million to the future base license royalties element. The amount related to interest income was recorded under “Interest income” in the quarter ended January 31, 2012. There was no similar transaction for the fiscal years ended January 31, 2011 and 2010. (For additional information, refer to Note 18. "DISH Network Corporation" and Note 19. "AT&T, Inc." of notes to consolidated financial statements included in Part II. Item 8. of this report.)
Interest income. Interest income for the fiscal years ended January 31, 2012 and January 31, 2011 was $5.7 million and $1.4 million, respectively. The increase of $4.3 million for the fiscal year ended January 31, 2012 as compared to the same prior year period was largely related to higher cash and short term investment balances in the fiscal year ended January 31, 2012 as compared to the same prior year period combined with the EchoStar and DISH settlement and interest of $2.9 million associated with their past infringement and the $254,000 in interest received from the AT&T Settlement. There were no such similar litigation related interest payments in the fiscal years ended January 31, 2011 and 2010.
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
Interest expense and other. Interest and other expense/(benefit) for the fiscal years ended January 31, 2012, 2011, and 2010 was $12.0 million, $145,000, and, $(83,000) respectively. The increase in interest expense for the fiscal year ended January 31, 2012 as compared to the same prior year periods was due to interest associated with the convertible senior notes that were issued during the quarter ended April 30, 2011. We had no long-term debt in the fiscal years ended January 31, 2011 and 2010. Additionally, during the fiscal year ended January 31, 2012, we determined the fair value of our long term cost method investment was below its carrying value and we recorded a $3.4 million other-than-temporary impairment.
Benefit (provision) for income taxes. Income tax benefit (provision) was $(807,000), $(164,000) and $1.0 million, in fiscal years 2012, 2011, and 2010, respectively. The income tax expense in fiscal years 2012 and 2011 relates primarily to state income taxes, and foreign withholding taxes. The income tax benefit in fiscal year 2010 is due to a refund of previously paid AMT as a result of changes in the tax code passed in November 2009 and refundable research credits.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of January 31, 2012, we had $618.8 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
On March 10, 2011, TiVo issued convertible notes with the aggregate principal amount of $150 million and received approximately $144.5 million in net proceeds. On March 30, 2011, TiVo issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016.
On May 2, 2011, we received an initial payment of $300 million in cash (with the remaining $200 million to be paid in six equal annual installments of $33.3 million) from DISH Network in connection with the settlement and patent license we entered into with EchoStar and DISH on April 29, 2011 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with EchoStar and DISH, please refer to Note 18. "DISH Network Corporation" of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Additionally, on January 4, 2012, we received $51.0 million in cash (with the remaining $164.0 million to be paid in installments after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018) in connection with the settlement and patent license we entered into with AT&T on January 3, 2012 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with AT&T Inc. please refer to Note 19. "AT&T Inc."
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$239,201	$(58,727)	$9,580
Net cash provided by (used in) investing activities	$(318,757)	$28,862	$(140,386)
Net cash provided by financing activities	$177,890	$30,195	$39,360

Net Cash Used in Operating Activities
During the fiscal year ended January 31, 2012 our net cash provided by operating activities was $239.2 million as compared to net cash used by operating activities of $58.7 million during the same prior year period. This change in operating cash flow was largely attributed to our net income of $102.2 million combined with increased deferred revenues of $87.7 million associated with our settlements with DISH Network and AT&T Inc. On May 2, 2011, we received an initial payment of $300 million in cash from DISH Network in connection with the settlement and patent license we entered into with EchoStar and DISH and on January 4, 2012, we received $51.0 million in cash in connection with the settlement and patent license we entered into with AT&T on January 3, 2012.
During the fiscal year ended January 31, 2011 our net cash used by operating activities was $58.7 million as compared to net cash provided by operating activities of $9.6 million during the same prior year period. This change in operating cash flow was largely attributed to our increased net loss of $84.5 million. Additionally, we increased spending on technology projects during the fiscal year ended January 31, 2011. In certain cases, we have deferred these cost of technology revenues and we will recognize them when related revenues are recognized upon billing our customers, as specified in the customer agreements. This has resulted in an increase in deferred costs of technology revenues of $15.4 million, as compared to the same prior year period.
Net Cash Used in Investing Activities
The net cash used in investing activities for the fiscal year ended January 31, 2012 was $318.8 million compared to net cash provided by investing activities of $28.9 million for the same prior year period. The net cash used in investing activities for the year ended January 31, 2012 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $313.4 million (resulting in a corresponding increase in short-term investments). Additionally, during the fiscal year ended January 31, 2012, we acquired property and equipment of $4.9 million which is used to support our business.
The net cash provided by investing activities for the fiscal year ended January 31, 2011 was approximately $28.9 million compared to net cash used in investing activities of $(140.4) million for the same prior year period. The net cash provided by investing activities for the fiscal year ended January 31, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $35.5 million (this, along with amortization of discounts and premiums on our short-term investments resulted in a corresponding decrease in short-term investments). Additionally, during the fiscal year ended January 31, 2011, we acquired property and equipment of $6.7 million which is used to support our business.
Net Cash Provided by Financing Activities
For the fiscal year ended January 31, 2012 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million ,we intend to use the net proceeds from the sale of the notes to fund intellectual property litigation and research and development spending and for general corporate purposes, which may include funding sales and marketing expenses, increasing our working capital, making capital expenditures and potentially for strategic acquisitions. Additionally, we had issuance of common stock upon exercise of stock options which generated $11.3 million and issuance of common stock related to the employee stock purchase plan of $5.6 million. These amounts were partially offset by the repurchase of $5.1 million in restricted stock to satisfy employee tax withholdings.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$13,761	$2,679	$5,604	$5,478	$—
Interest on Convertible Debt	30,954	6,900	13,800	10,254	—
Purchase obligations	21,834	21,834	—	—	—
Total contractual cash obligations	$66,549	$31,413	$19,404	$15,732	$—
Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in our being committed to purchase excess inventory.
As of January 31, 2012, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2012.

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
TiVo also had a direct investment in a privately-held company accounted for under the cost method, which was periodically assessed for other-than-temporary impairment. In the fourth quarter of fiscal year 2012, we determined that an other-than-temporary impairment had occurred and recorded a $3.4 million impairment charge.
Our convertible debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.
 The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2012 and 2011, respectively.

	Fiscal Year Ended January 31,
	2012	2011
Cash and cash equivalents and short-term investments (in thousands)	$618,799	$209,437
Average interest rate	0.47%	0.58%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TiVo Inc.:

We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TiVo Inc.'s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Santa Clara, California
March 23, 2012

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	As of January 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169,555	$71,221
Short-term investments	449,244	138,216
Accounts receivable, net of allowance for doubtful accounts of $370 and $275, respectively	24,665	16,011
Inventories	18,925	13,228
Deferred cost of technology revenues, current	4,400	13,760
Prepaid expenses and other, current	12,106	6,983
Total current assets	678,895	259,419
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $47,170 and $44,682, respectively	9,191	10,229
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $17,797 and $15,110, respectively	4,677	6,956
Deferred cost of technology revenues, long-term	23,546	2,100
Prepaid expenses and other, long-term	3,501	1,224
Long-term investments	—	5,890
Total long-term assets	40,915	26,399
Total assets	$719,810	$285,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$32,102	$18,052
Accrued liabilities	45,341	30,115
Deferred revenue, current	74,986	33,792
Total current liabilities	152,429	81,959
LONG-TERM LIABILITIES
Deferred revenue, long-term	81,336	34,857
Convertible senior notes	172,500	—
Deferred rent and other long-term liabilities	518	246
Total long-term liabilities	254,354	35,103
Total liabilities	406,783	117,062
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 123,073,486 and 117,420,874, respectively, and outstanding shares are 121,616,908 and 116,475,318, respectively	123	117
Treasury stock, at cost - 1,456,578 shares and 945,556 shares, respectively	(13,788)	(8,660)
Additional paid-in capital	1,003,696	956,947
Accumulated deficit	(677,064)	(779,225)
Accumulated other comprehensive income (loss)	60	(423)
Total stockholders’ equity	313,027	168,756
Total liabilities and stockholders’ equity	$719,810	$285,818
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues
Service revenues	$131,341	$140,649	$159,772
Technology revenues	58,945	27,341	29,907
Hardware revenues	47,893	51,618	48,787
Net revenues	238,179	219,608	238,466
Cost of revenues
Cost of service revenues	35,865	40,515	40,878
Cost of technology revenues	23,056	18,813	20,703
Cost of hardware revenues	59,439	69,033	65,909
Total cost of revenues	118,360	128,361	127,490
Gross margin	119,819	91,247	110,976
Research and development	110,367	81,604	63,039
Sales and marketing	26,388	27,587	23,270
Sales and marketing, subscription acquisition costs	7,392	8,169	5,048
General and administrative	96,502	59,487	44,801
Litigation Proceeds	(230,160)	—	—
Total operating expenses	10,489	176,847	136,158
Income (loss) from operations	109,330	(85,600)	(25,182)
Interest income	5,672	1,397	1,039
Interest expense and other income (expense)	(12,034)	(145)	83
Income (loss) before income taxes	102,968	(84,348)	(24,060)
Benefit from (provision for) income taxes	(807)	(164)	1,024
Net income (loss)	$102,161	$(84,512)	$(23,036)

Net income (loss) per common share
Basic	$0.88	$(0.74)	$(0.22)
Diluted	$0.80	$(0.74)	$(0.22)

Income (loss) for purposes of computing net income (loss) per share:
Basic	102,161	(84,512)	(23,036)
Diluted	109,140	(84,512)	(23,036)

Weighted average common and common equivalent shares:
Basic	116,592,943	113,490,177	106,182,488
Diluted	136,255,424	113,490,177	106,182,488

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME(LOSS)
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total
BALANCE JANUARY 31, 2009	103,604,015	$104	(233,492)	$(1,659)	$829,273	$(671,677)	$(1,035)	$155,006
Issuance of common stock related to exercise of common stock options	6,195,101	6	—	—	37,952	—	—	37,958
Issuance of common stock related to employee stock purchase plan	663,127	—	—	—	4,116	—	—	4,116
Issuance of restricted shares of common stock	41,100	—	—	—	—	—	—	—
Forfeiture of unvested restricted shares	(69,321)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(331,468)	(2,666)	—	—	—	(2,666)
Recognition of stock based compensation	—	—	—	—	25,354	—	—	25,354
Net loss	—	—	—	—	—	(23,036)	—	(23,036)
Unrealized gain on marketable securities	—	—	—	—	—	—	409	409
Comprehensive loss								(22,627)
BALANCE JANUARY 31, 2010	110,434,022	$110	(564,960)	$(4,325)	$896,695	$(694,713)	$(626)	$197,141
Issuance of common stock related to exercise of common stock options	4,319,165	4	—	—	30,466	—	—	30,470
Issuance of common stock related to employee stock purchase plan	642,725	1	—	—	4,059	—	—	4,060
Issuance of restricted shares of common stock	2,122,111	2	—	—	(2)	—	—	—
Forfeiture of unvested restricted shares	(97,149)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(380,596)	(4,335)	—	—	—	(4,335)
Recognition of stock based compensation	—	—	—	—	25,729	—	—	25,729
Net loss	—	—	—	—	—	(84,512)	—	(84,512)
Unrealized gain on marketable securities	—	—	—	—	—	—	203	203
Comprehensive loss								(84,309)
BALANCE JANUARY 31, 2011	117,420,874	$117	(945,556)	$(8,660)	$956,947	$(779,225)	$(423)	$168,756
Issuance of common stock related to exercise of common stock options	1,735,003	3	—	—	11,294	—	—	11,297
Issuance of common stock related to employee stock purchase plan	806,793	—	—	—	5,612	—	—	5,612
Issuance of restricted shares of common stock	3,424,768	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(313,952)	—	—	—	—	—	—	—
Treasury Stock - repurchase of restricted stock for tax withholding	—	—	(511,022)	(5,128)	—	—	—	(5,128)
Recognition of stock based compensation	—	—	—	—	29,846	—	—	29,846
Net loss	—	—	—	—	—	102,161	—	102,161
Unrealized gain on marketable securities	—	—	—	—	—	—	483	483
Comprehensive loss	—	—	—	—	—	—	—	102,644
BALANCE JANUARY 31, 2012	123,073,486	123	(1,456,578)	(13,788)	1,003,696	(677,064)	60	313,027

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$102,161	$(84,512)	$(23,036)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	8,805	9,050	9,160
Loss on disposal of fixed assets	—	42	—
Stock-based compensation expense	29,287	25,442	25,354
Amortization of discounts and premiums on investments	4,068	1,768	—
Non-cash loss on overallotment option and amortization of deferred debt issuance costs	2,432	—	—
Inventory write-down	—	525	—
Impairment of a long-term cost method investment	3,400	—	—
Utilization and write-down of trade credits	619	96	90
Allowance for doubtful accounts	476	259	(7)
Changes in assets and liabilities:
Accounts receivable	(9,130)	726	(2,706)
Inventories	(5,697)	(1,643)	917
Deferred cost of technology revenues	(11,527)	(15,132)	(138)
Prepaid expenses and other	(2,752)	1,205	(3,218)
Accounts payable	13,888	(2,604)	11,454
Accrued liabilities	15,226	5,329	(220)
Deferred revenue	87,673	707	(8,175)
Deferred rent and other long-term liabilities	272	15	105
Net cash provided by (used in) operating activities	$239,201	$(58,727)	$9,580
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of short-term investments	(750,161)	(161,949)	(309,370)
Sales or maturities of long-term and short-term investments	436,730	197,481	180,911
Purchase of long-term investment	—	—	(3,400)
Acquisition of property and equipment	(4,918)	(6,670)	(6,496)
Acquisition of capitalized software and intangibles	(408)	—	(2,031)
Net cash provided by (used in) investing activities	$(318,757)	$28,862	$(140,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	166,109	—	—
Proceeds from issuance of common stock related to exercise of common stock options	11,297	30,470	37,958
Proceeds from issuance of common stock related to employee stock purchase plan	5,612	4,060	4,116
Treasury stock - repurchase of stock for tax withholding	(5,128)	(4,335)	(2,666)
Payments under capital lease obligation	—	—	(48)
Net cash provided by financing activities	$177,890	$30,195	$39,360
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$98,334	$330	$(91,446)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	71,221	70,891	162,337
Balance at end of period	$169,555	$71,221	$70,891

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	3,604	1	1
Cash paid (received) for income taxes	686	(1,101)	(901)

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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as Charter, DIRECTV, Grande Communications, ONO, RCN, Suddenlink, and Virgin Media, among others, for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. However, while the Company expects growth in its MSO subscription base in fiscal year ending January 31, 2013, the Company remains cautious about its ability to grow or even maintain its TiVo-Owned subscription base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and profitability of deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, and assessment of other-than-temporary impairment of investments, allocation of amounts from litigation settlements. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (“EBT”) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card, and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.6 million and $1.8 million at January 31, 2012 and 2011, respectively.
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
Receivables
Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to its subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2012 and 2011 the Company had approximately $105,000 and $173,000, respectively, of unbilled accounts receivable related to long-term development contracts and $5.7 million of unbilled accounts receivable related to AT&T.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2012	$275	$476	$(381)	$370
January 31, 2011	$409	$259	$(393)	$275
January 31, 2010	$770	$(7)	$(354)	$409

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair expenditures are expensed as incurred.
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
Sales Taxes
The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of operations.
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and television service providers (also referred to as “MSOs”) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology (Refer to Note 18. "DISH Network Corporation" and Note 19. "AT&T Inc." of notes to consolidated financial statements included in Part II. Item 8. of this report) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
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
Consistent with its methodology under previous accounting guidance, if available, the Company determines VSOE of fair value for each element based on historical standalone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. The Company currently estimates selling prices for its PCS, training, TiVo-enabled DVRs and non-DVR STBs for MSOs and TiVo service for consumers based on VSOE of selling price. In some instances, the Company may not be able to obtain VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, the Company's offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, the Company sells TiVo-enabled DVRs to consumers whereas its competitors usually lease them to their customers. Therefore, the Company is typically not able to obtain TPE of selling price. When the Company is unable to establish a selling price using VSOE or TPE, which is generally the case for sales of TiVo-enabled DVRs to consumers and advertising and audience research measurement services, the Company uses its BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. BESP is generally used for offerings that are not typically sold on a standalone basis or for new or highly customized offerings. The Company establishes pricing for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
TiVo-enabled DVRs and TiVo service
The Company sells the DVR and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR and commits to a minimum subscription period of one year for monthly payment plans (monthly program) or for the lifetime of the product for one upfront payment (prepaid program). In the case of the monthly program, after the initial committed subscription term, the customers have various pricing options at which they can renew the subscription.
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
Subscription revenues from product lifetime subscriptions are recognized ratably over the Company's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. The Company continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company's current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. Prior to November 1, 2011 the Company amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, the Company has extended the period it uses to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where it has not recognized all of the related deferred revenue as of the reassessment date.
End users have the right to cancel their subscription within 30 days of subscription activation for a full refund. TiVo establishes allowances for expected subscription cancellations.
Arrangements with MSOs
The Company has two different types of arrangements with MSOs that include technology deployment and engineering services in such agreements. The Company's arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service.
In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance, and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. The Company has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective element.
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

Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. TiVo's policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. TiVo reduces revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.
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
The fair value of TiVo’s restricted stock awards is calculated based on the fair market value of the Company’s stock at the grant date. The fair value of TiVo’s stock options and ESPP awards is estimated using a Black-Scholes option valuation model and Monte-Carlo valuation model for stock awards with market vesting conditions. TiVo recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2012, 2011, and 2010, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $2.5 million, $3.8 million, and $1.6 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2012, 2011, and 2010, respectively. Included in these advertising expenses were $2.0 million, $3.2 million, and $1.0 million, respectively, related to media placement costs.
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
The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company's significant revenue concentrations as of January 31, 2012, 2011, and 2010 were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
DISH	14%	*	*
* Less than 10%.

The Company’s accounts receivable concentrations as of January 31, 2012 and 2011 were as follows:

	As of January 31,
	2012	2011
AT&T	22%	*
Suddenlink	12%	*
DIRECTV	11%	14%
RCN	11%	*
Virgin Media	11%	*
Comcast	*	16%
Other customers	33%	70%
Total accounts receivable	100%	100%
* Less than 10%.
The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time if at all.
The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third-party contract manufacturer. The Company also relies on third-parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.
Recent Accounting Pronouncements
In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We will adopt both standards in the first quarter of fiscal year 2013.
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal year 2013 and the adoption will not have a material impact on our financial statements and disclosures.

3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31,
	2012	2011
	(in thousands)
Cash and cash equivalents:
Cash	$7,016	$4,362
Cash equivalents:
Commercial paper	106,024	40,189
Certificate of deposit	5,000	—
Money market funds	51,515	26,670
Total cash and cash equivalents	169,555	71,221
Marketable debt securities:
Certificate of deposit	52,568	25,607
Commercial paper	81,272	24,473
Corporate debt securities	206,910	42,897
US agency securities	27,332	23,083
US Treasury securities	50,421	5,023
Foreign government securities	—	12,035
Variable-rate demand notes	470	2,600
Asset-backed securities	13,087	2,498
Municipal bond	17,184	—
Current marketable debt securities	449,244	138,216
Auction rate securities	—	2,490
Non-current marketable securities	—	2,490
Total marketable securities	449,244	140,706
Other investment securities:
Other investment securities - cost method	—	3,400
Total other investment securities	—	3,400
Total cash, cash equivalents, marketable securities and other investment securities	$618,799	$215,327
Marketable securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset-backed securities, foreign government securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities
TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment. Refer to Note 4. "Fair Value" for additional information on the impairment assessment of the investment.
Contractual Maturity Date

The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of January 31,
	2012	2011
	(in thousands)
Due within 1 year	$402,164	$123,631
Due within 1 year through 5 years	46,610	14,585
Due within 5 years through 10 years	—	—
Due after 10 years	470	2,490
Total	$449,244	$140,706
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$52,625	$—	$(57)	$52,568
Commercial paper	81,298	13	(39)	81,272
Corporate debt securities	206,849	159	(98)	206,910
US agency securities	27,330	3	(1)	27,332
US Treasury securities	50,360	61	—	50,421
Variable-rate demand notes	470	—	—	470
Asset-backed securities	13,071	16	—	13,087
Municipal Bond	17,186	9	(11)	17,184
Total	$449,189	$261	$(206)	$449,244

	As of January 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificate of deposit	$25,600	$7	$—	$25,607
Commercial paper	24,471	2	—	24,473
Corporate debt securities	42,847	50	—	42,897
US agency securities	23,074	11	(2)	23,083
US Treasury securities	5,009	14	—	5,023
Foreign government securities	12,030	5	—	12,035
Variable-rate demand notes	2,600	—	—	2,600
Asset-backed securities	2,499	—	(1)	2,498
Auction rate securities	3,000	—	(510)	2,490
Total	$141,130	$89	$(513)	$140,706

The available-for-sale investments that were in an unrealized loss position as of January 31, 2012 and

January 31, 2011, aggregated by length of time that individual securities have been in a continuous loss position, were as follows:

	As of January 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificate of deposit	$33,564	$(57)	$—	$—	$33,564	$(57)
Commercial paper	16,449	(39)	—	—	16,449	(39)
Corporate debt securities	83,364	(98)	—	—	83,364	(98)
US Treasury securities	22,312	(1)	—	—	22,312	(1)
Municipal Bond	11,145	(11)	—	—	11,145	(11)
Total	$166,834	$(206)	$—	$—	$166,834	$(206)

	As of January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
US agency securities	5,088	(2)	—	—	5,088	(2)
Asset-backed securities	2,498	(1)	—	—	2,498	(1)
Auction rate securities	—	—	2,490	(510)	2,490	(510)
Total	$7,586	$(3)	$2,490	$(510)	$10,076	$(513)

4. FAIR VALUE
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2012 and January 31, 2011:

	As of January 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$106,024	$—	$106,024	$—
Certificate of deposit	5,000	5,000	—	—
Money market funds	51,515	51,515	—	—
Municipal bond	—	—	—	—
Short-term investments:
Certificate of deposit	52,568	52,568	—	—
Commercial paper	81,272	—	81,272	—
Corporate debt securities	206,910	—	206,910	—
US agency securities	27,332	—	27,332	—
US Treasury securities	50,421	50,421	—	—
Variable-rate demand notes	470	—	470	—
Asset-backed securities	13,087	—	13,087	—
Municipal bond	17,184	—	17,184	—
Total	$611,783	$159,504	$452,279	$—

	As of January 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$40,189	$—	$40,189	$—
Money market funds	26,670	26,670	—	—
Short-term investments:
Certificate of deposit	25,607	25,607	—	—
Commercial paper	24,473	—	24,473	—
Corporate debt securities	42,897	—	42,897	—
US agency securities	23,083	—	23,083	—
US Treasury securities	5,023	5,023	—	—
Foreign government securities	12,035	—	12,035	—
Variable-rate demand notes	2,600	—	2,600	—
Asset-backed securities	2,498	—	—	2,498
Long-term investments:
Auction rate securities	2,490	—	—	2,490
Total	$207,565	$57,300	$145,277	$4,988

Level 2 Debt securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.
The following tables present reconciliations of financial assets measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended January 31, 2012 and January 31, 2011:

	Auction Rate Securities	Asset-backed Securities	Total
	(in thousands)
Balance, January 31, 2011	$2,490	$2,498	$4,988
Purchases	—	—	—
Sales	(3,000)	(2,500)	(5,500)
Total gains (losses) (realized and unrealized)	510	2	512
Balance, January 31, 2012	$—	$—	$—

	Auction Rate Securities	Asset-backed Securities	Total
	(in thousands)
Balance, January 31, 2010	$4,112	$—	$4,112
Purchases	—	2,498	2,498
Sales	(1,715)	—	(1,715)
Total gains or losses (realized and unrealized)	93	—	93
Balance, January 31, 2011	$2,490	$2,498	$4,988
Marketable securities measured at fair value using Level 3 inputs are comprised of asset-backed and auction rate securities. Asset-backed securities values are based on non-binding broker provided price quotes and may not have been corroborated by observable market data. There were no transfers in and out of Level 1 or 2.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which was periodically assessed for other-than-temporary impairment. In the fourth quarter of fiscal year 2012, through comparative analysis and analysis of the investee's actual and projected financial results, the Company determined that an other-than-temporary impairment had occurred and recorded a $3.4 million impairment charge, which is recorded under Interest expense and other income (expense) on its statement of operations.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
The Company has convertible senior notes for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at January 31, 2012 was $172.5 million and the fair value was $207.3 million based on the bond's quoted market price as of January 31, 2012. There was no debt as of January 31, 2011. Refer to Note 10. "Convertible Senior Notes" for additional information.
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
In the fiscal years ended January 31, 2012, 2011 and 2010, the Company utilized trade credits in the amount of $0, $96,000, and $90,000, respectively. Additionally, in the fiscal year ended January 31, 2009, the Company wrote off another $522,000 in trade credits based on lower expected purchases of advertising media and other services that can be applied against the credits prior to their expiration. During the year ended January 31, 2012, the Company wrote-off the remaining credits of $619,000 based on lower expected purchases of advertising, media, and other services.

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	As of January 31,
	2012	2011
	(In thousands)
Furniture and fixtures	$4,213	$3,788
Computer and office equipment	18,039	18,720
Lab equipment	4,387	3,713
Leasehold improvements	8,846	8,550
Capitalized internal use software	20,876	20,140
Total property and equipment	56,361	54,911
Less: accumulated depreciation and amortization	(47,170)	(44,682)
Property and equipment, net	$9,191	$10,229
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2012, 2011, and 2010 was $6.1 million, $6.4 million, and $6.1 million, respectively.

7. PURCHASED TECHNOLOGY, CAPITALIZED SOFTWARE, AND INTANGIBLE ASSETS, NET
Purchased technology, capitalized software, and intangible assets, net consists of the following:

	As of January 31,
	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$1,500	$(1,500)	$—	$1,500	$(1,500)	$—
Capitalized software	1,951	(1,951)	—	1,951	(1,951)	—
Intellectual property rights	19,023	(14,346)	4,677	18,615	(11,659)	6,956
Purchased technology, capitalized software, and intangible assets	$22,474	$(17,797)	$4,677	$22,066	$(15,110)	$6,956

During the fiscal year ended January 31, 2012 the Company acquired purchased technology, capitalized software, and intangible assets of $408,000 with a weighted average life of 44 months.
The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for purchased technology and capitalized software and two to seven years for intellectual property rights. Amortization expense for the fiscal years ended January 31, 2012, 2011, and 2010, was $2.7 million, $2.6 million, and $3.1 million, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2013	$2,264
2014	1,580
2015	419
2016	330
2017	84
Total	$4,677

8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2012	2011
	(In thousands)
Compensation and vacation	$18,625	$12,873
Marketing and promotions	3,904	4,507
Legal services	11,516	3,761
Redeemable gift certificates for subscriptions	2,499	2,646
Interest payable	2,588	—
Other	6,209	6,328
Total accrued liabilities	$45,341	$30,115

9. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of January 31, 2012 and January 31, 2011, the accrued warranty reserve was $194,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of January 31, 2012, the extended warranty deferred revenue and cost was $913,000 and $280,000, respectively. As of January 31, 2011, the extended warranty deferred revenue and cost was $891,000 and $269,000, respectively.
Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the Company's contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 31, 2012 the Company had total purchase commitments for inventory of $21.8 million.
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
Under certain circumstances, the Company may have recourse through its insurance policies that would enable it to recover from its insurance company some or all amounts paid pursuant to its indemnification obligations. The Company does not have any assets held either as collateral or by third-parties that, upon the occurrence of an event requiring it to indemnify a customer, the Company could obtain and liquidate to recover all or a portion of the amounts paid pursuant to its indemnification obligations.
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2012, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
Intellectual Property Litigation.
On August 26, 2009, TiVo filed separate complaints against AT&T Inc. (“AT&T”) and Verizon Communications, Inc. ("Verizon") in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction

System"). The complaints seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On January 15, 2010, Microsoft Corporation ("Microsoft") moved to intervene in the action filed against AT&T, and on March 31, 2010 the district court granted Microsoft's motion.
On March 12, 2010, AT&T Intellectual Property I, L.P., and AT&T Intellectual Property II, L.P. (collectively, "AT&T IP") filed a complaint against TiVo in the United States District Court for the Northern District of California for infringement of the following four patents: U.S. Patent Nos. 5,809,492 ("Apparatus and Method for Defining Rules for Personal Agents"); 5,922,045 ("Method and Apparatus for Providing Bookmarks when Listening to Previously Recorded Audio Programs"); 6,118,976 ("Asymmetric Data Communications System"); and 6,983,478 ("Method and System for Tracking Network Use"). The complaint sought, among other things, damages for past infringement and a permanent injunction. This litigation had been stayed.
On January 3, 2012, TiVo and AT&T entered into a Settlement and Patent License Agreement (the “Agreement”), pursuant to which the parties agreed to settle and dismiss with prejudice all outstanding litigation between them, including TiVo's claims against AT&T and AT&T IP's claims against TiVo, provide each party with a license to certain patents owned by the other party, and release all infringement claims between the parties with respect to such licensed patents. Refer to Note 19. "AT&T Inc." for additional information.
On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patents: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On June 1-2, 2011, the judge conducted a claim construction hearing on the patents asserted by TiVo against Verizon and the patents asserted by Verizon against TiVo. On November 10, 2011 the Court issued an order staying TiVo's lawsuit against Verizon due to the Court's schedule. On January 26, 2012, the Court issued an order lifting the stay. On February 23, 2012, the Court held a status conference. The Court directed the parties to submit a joint scheduling proposal with the assumption that a claim construction order would issue by March 16, 2012, and that the final pretrial conference would occur on October 1, 2012. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting

TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. This litigation has been stayed. Since that time, due to events unfolding in the companion ITC action described below, Microsoft has indicated that it will dismiss two of the four patents (USP 6,028,604 and 5,731,844) from the district court action. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. The ITC's Chief Administrative Law Judge assigned the case to one of the ITC's six administrative law judges, who will schedule and hold an evidentiary hearing. The administrative law judge will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC will make a final determination in the investigation at the earliest practicable time. Two of the four patents (USP 6,028,604 and 5,731,844) have been dropped by Microsoft from the ITC action. The hearing on the remaining two patents commenced on November 30, 2011 and ended in December 2011, and an initial determination is expected by April 20, 2012. The ITC has set a target date for completing the investigation of August 20, 2012. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the ITC: U.S. Patent Nos. 5,585,838 ("Program Time Guide"); 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"); 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"); and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the ITC investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the Complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patents: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for

Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a reply to the Company's counterclaims. The magistrate judge has currently indicated that trial would likely be scheduled for April 2013. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
Facilities Leases
The Company leases its corporate headquarters, located in Alviso, California, comprising a total of 177,254 square feet of office space. The corporate headquarters houses its administrative, sales and marketing, customer service, and product development activities, under a lease that expires on January 31, 2017. The Company also has operating leases for sales and administrative office space in New York City, New York and Chicago, Illinois. The leases generally provide for base monthly payments with built-in base rent escalations periodically throughout the lease term. All the Company's property leases are deemed operating leases.
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2012, 2011, and 2010 was $2.6 million, $2.2 million, and $2.3 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2012, 2011, and 2010 were $3.8 million, $3.4 million, and $3.5 million, respectively. Future minimum operating lease payments as of January 31, 2012, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2013	$2,678
2014	2,747
2015	2,858
2016	2,762
2017	2,716
Total	$13,761

10. CONVERTIBLE SENIOR NOTES
On March 10, 2011, the Company issued $150.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due March 15, 2016 for which it received approximately $144.5 million in net proceeds. On March 30, 2011, the Company issued an additional $22.5 million aggregate principal amount of the convertible senior subordinated notes and received approximately $21.8 million in net proceeds pursuant to the exercise of the initial purchaser's overallotment option. The effective interest rate of these notes is not materially different than the stated interest rate of 4.00%. These notes have an initial conversion price of $11.16 per share of TiVo's common stock. The conversion option has no cash settlement provisions. Total issuance costs for the convertible notes and the overallotment was $6.4 million. The Company uses the straight-line method to amortize its debt issuance costs which yields a similar result as the effective interest rate method. The Company believes that the conversion option does not meet the criterion for separate accounting as a derivative because it is indexed to the Company's own stock and is classified in stockholders' equity.
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
Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the notes, as described in the indenture governing the notes, including, among other events, the Company's failure to file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended, within 180 days after the time such report was required to be filed. There are no financial covenants to these convertible notes.

11. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 months period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2012, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.
1999 Non-Employee Directors’ Stock Option Plan
In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan “the Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2012, all unissued shares under 1999 Non-Employee Directors’

Stock Plan have expired.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“the Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2012, the total number of shares reserved for issuance under this plan is 8,500,000. As of January 31, 2012, 1,976,348 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (“the 2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 21,558,166. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. Under the 2008 Equity Incentive Award Plan, in general, grants of full value awards (as defined in the plan but generally relate to restricted stock and similar awards) must vest over a period of not less than three years (or, in the case of vesting based upon the attainment of performance goals or other performance-based objectives, over a period of not less than one year measured from the commencement of the period over which performance is evaluated) following the date the award is granted. As of January 31, 2012, 6,602,277 shares remain available for future stock based award grants.
In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information as of January 31, 2012, 2011, and 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2009	21,067	$7.22	6.23	$18,453
Grants	403	9.71
Exercises	(6,195)	6.13
Forfeitures or expirations	(356)	8.50
Outstanding at January 31, 2010	14,919	$7.71	5.60	$31,216
Grants	3,144	8.23
Exercises	(4,319)	7.05
Forfeitures or expirations	(1,076)	18.06
Outstanding at January 31, 2011	12,668	$7.19	5.54	$32,453
Grants	551	9.66
Exercises	(1,735)	$6.51
Forfeitures or expirations	(335)	8.34
Outstanding at January 31, 2012	11,149	$7.38	4.72	$34,022
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $10.38 as of January 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $6.4 million, $35.6 million, and $22.4 million for the twelve months ended January 31, 2012, 2011, and 2010, respectively.
The following table summarizes information about options outstanding at January 31, 2012:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 3.78 - $ 5.99	423,357	3.43	$4.50	423,252	$4.50
$ 6.04 - $ 6.17	24,408	4.79	$6.14	23,501	$6.14
$ 6.18 - $ 6.18	2,046,298	5.13	$6.18	2,046,298	$6.18
$ 6.23 - $ 6.50	89,650	4.61	$6.42	89,650	$6.42
$ 6.51 - $ 6.51	400,000	4.46	$6.51	400,000	$6.51
$ 6.52 - $ 6.52	2,000,834	3.41	$6.52	2,000,834	$6.52
$ 6.62 - $ 6.67	7,844	3.09	$6.64	7,156	$6.64
$ 6.71 - $ 7.32	1,158,951	3.66	$6.85	1,113,817	$6.84
$ 7.33 - $ 7.37	36,500	5.94	$7.35	7,312	$7.37
$ 7.38 - $ 7.41	555,202	5.18	$7.38	205,136	$7.38
$ 7.49 - $ 7.49	1,320,250	5.39	$7.49	378,570	$7.49
$ 7.50 - $ 8.94	1,617,788	5.86	$8.69	1,275,765	$8.78
$ 8.95 - $ 10.57	1,161,780	5.11	$9.69	455,611	$9.90
$ 10.66 - $ 18.17	305,666	5.29	$12.41	110,449	$12.93
Total	11,148,528	4.72	$7.38	8,537,351	$7.04
Net cash proceeds from the exercise of stock options were $11.3 million, $30.5 million, and $38.0 million for the twelve months ended January 31, 2012, 2011, and 2010, respectively. Information regarding stock options outstanding at January 31, 2012 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	11,149	$7.38	4.72	$34,022
Shares vested and expected to vest	10,825	$7.35	4.69	$33,356
Shares exercisable	8,537	$7.04	4.45	$28,757

Restricted Stock Awards (RSAs) / Restricted Stock Units (RSUs)
The Company had 5,500,000RSAs and RSUs outstanding as of January 31, 2012, which were excluded from the options outstanding balances in the preceding tables. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. Aggregate intrinsic value of RSAs and RSUs at January 31, 2012 was $57.5 million based on the Company’s closing stock price on January 31, 2012. The total fair value of RSAs and RSUs vested was $13.5 million, $8.2 million, and $6.5 million for the twelve months ended January 31, 2012, 2011, and 2010, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2012, 2011, and 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2009	1,725	$7.89
Granted	3,938	$7.53
Vested	(921)	$7.05
Forfeited	(275)	$7.51
Unvested stock at January 31, 2010	4,467	$7.77
Granted	1,417	$15.76
Vested	(1,005)	$8.15
Forfeited	(229)	$9.63
Unvested stock at January 31, 2011	4,650	$10.03
Granted	2,813	$10.01
Vested	(1,374)	$9.80
Forfeited	(543)	$10.57
Unvested stock at January 31, 2012	5,546	$10.02
Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these 300,000 shares of performance-based restricted stock units was estimated using a Monte-Carlo analysis. Total compensation cost recognized related to these performance-based awards was approximately $254,000, $398,000, and $586,000 for the fiscal years ended January 31, 2012, 2011, and 2010 respectively. As of January 31, 2012, $231,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 2.00 years.
Performance and Market Based Awards
In fiscal year 2012, the Company awarded 225,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over a three-year period. The vesting conditions of 150,750 shares are tied to the subscriptions and annual gross margin performance. Each quarterly period, the company estimates the probability of the achievement of these performance goals and recognizes any related stock based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The remaining 74,250 shares are tied to the market value of the Company's common stock. The fair value of 74,250 shares of market-based restricted stock awards was estimated using a Monte-Carlo analysis. The probability of satisfying a market condition is also considered in the estimate of grant-date fair value when the Monte Carlo simulation is used. Total compensation cost recognized was $1.1 million for the fiscal year ended January 31, 2012. As of January 31, 2012, $1.0 million of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 2.00 years.
Performance-Based Awards
In fiscal 2011, the Company granted 640,000 options with performance-based vesting to certain executive officers. These options would vest only if specific performance goals set forth for each optionee are achieved. Each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The estimated fair value of these performance-based stock options was $3.8 million using the Black-Scholes option pricing model. Total compensation cost recognized related to these performance-based stock options was $1.2 million and $0 for the fiscal years ended January 31, 2012 and 2011, respectively. The remaining weighted-average period over which these performance-based stock options may vest is 3.04 years.

12. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2012, 2011, and 2010, respectively is as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands)
Cost of service revenues	$830	$792	$1,098
Cost of technology revenues	1,666	2,260	2,319
Research and development	10,975	8,531	8,604
Sales and marketing	3,962	3,683	2,567
General and administrative	11,854	10,176	10,766
Change in deferred cost of technology revenues	559	287	—
Stock-based compensation before income taxes	$29,846	$25,729	$25,354
Income tax benefit	—	—	—
Total stock-based compensation	$29,846	$25,729	$25,354
The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
As of January 31, 2012, $9.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.61. As of January 31, 2012, $31.6 millionn of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.98 years.
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

The assumptions used for the twelve months ended January 31, 2012, 2011, and 2010, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2012	2011	2010	2012	2011	2010
Expected life (in years)	0.78	0.74	0.70	4.48	4.59	4.42
Volatility	68%	66%	93%	65%	62%	69%
Average risk free interest rate	0.28%	0.34%	1.52%	1.61%	2.30%	2.02%
Dividend Yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value during the period	$3.29	$3.11	$3.25	$5.06	$4.29	$5.30

13. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (“the Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan from inception through January 31, 2012.

14. ADOPTION OF STOCKHOLDER RIGHTS PLAN
On January 9, 2001, TiVo’s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of TiVo common stock outstanding at the close of business on January 1, 2001 (“the Rights Plan”). Subject to limited exceptions, the Rights were exercisable if a person or group acquired 15% or more of the Company's common stock or announced a tender offer for 15% or more of the common stock. This plan expired on October 29, 2011.

15. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$102,161	$(84,512)	$(23,036)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(27)	203	409
Reclassification adjustment for gains on available-for-sale securities recognized during the period	510	—	—
Subtotal available-for-sale securities	$483	$203	$409
Total comprehensive income (loss)	$102,644	$(84,309)	$(22,627)
16. INCOME TAXES
Income tax (provision) benefit was $(807,000), $(164,000), and $1.0 million in fiscal years 2012, 2011, and 2010, respectively. The income tax expense in fiscal year 2012 is primarily due to state income taxes and withholding taxes in foreign jurisdictions similar to fiscal year 2011. The income tax benefit in fiscal year 2010 is due to a refund of previously paid Alternative Minimum Tax (“AMT”) and refundable research credits.

	Fiscal Year Ended January 31,
Current Expense	2012	2011	2010
Federal	$—	$—	$(1,136)
State	657	51	91
Foreign	150	113	21
Total	$807	$164	$(1,024)
The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(in thousands)
Federal tax at statutory rate	$36,039	$(29,522)	$(8,421)
State taxes	657	51	91
Foreign withholding tax	150	113	21
Utilization of net operating losses	—	—	—
Net operating loss and temporary differences for which no tax benefit was realized	(38,911)	26,260	8,705
Stock based compensation	360	(91)	(1,905)
Refundable research tax credits	—	—	(288)
Federal and state alternative minimum taxes	—	—	(827)
Non-deductible compensation expense	2,477	3,305	1,542
Non-deductible expenses and other	35	48	58
Total tax expense	$807	$164	$(1,024)
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	Fiscal Year Ended January 31,
	2012	2011
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$132,093	$177,546
Research and alternative minimum tax credits	27,597	22,081
Deferred revenue and rent	16,056	13,532
Capitalized research	11,571	19,714
Stock based compensation	13,327	12,473
Other	16,979	12,224
Total deferred tax assets	217,623	257,570
Valuation allowance	(217,623)	(257,570)
Net deferred tax assets:	$—	$—
Realization of deferred tax assets is dependent upon generation of sufficient future taxable income, the timing and amount of which are uncertain. Accordingly, the Company has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance was a decrease of $39.9 million and an increase of $24.4 million for the years ended January 31, 2012 and January 31, 2011, respectively.
Effective for taxable years beginning on or after January 1, 2011, companies apportioning income for California purpose may make an election to apportion California income using a single sales factor or without making a single sales factor election be subject to apportionment based on sales, property, and payroll factors. Since the Company will be electing to move to a single sales factor for California purpose for the fiscal year ended January 31, 2012, the Company has revalued its California deferred tax assets as it is more likely than not that such an election will be made in years of profitability and the California deferred tax assets and California credits would reverse or be utilized to offset the reduced California taxable income. The impact of the reduced California effective tax rate results in a $6.4 million reduction in the Company's deferred tax asset, with a corresponding offset to the valuation allowance.
As of January 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $444.2 million and $303.3 million respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $54.9 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.
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
The federal net operating loss carryforwards expire beginning in fiscal year ending 2019 through 2031. The state net operating loss carryforwards expire beginning in fiscal year 2013 through 2031. As of January 31, 2012, unused research and development tax credits of approximately $20.9 million and $24.2 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by fiscal year 2020. California research and experimental tax credits carry forward indefinitely until utilized.
On December 17, 2010, President Obama signed into legislation, The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which retroactively reinstated the research credit for amounts paid or incurred from January 1, 2010 through December 31, 2011. Prior to enactment of this legislation, the federal research credit had expired for amounts paid or incurred after December 31, 2009. The Company has generated federal research credits of approximately $4.9 million for fiscal year ended January 31, 2012.
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
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(in thousands)
Beginning Balance	$8,745	$7,345	9,572
Additions based on tax positions related to current year	3,253	2,609	2,163
Additions for tax positions in prior years	77	—	28
Reduction for tax positions of prior years	—	(1,209)	(4,418)
Ending Balance	$12,075	$8,745	7,345
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $231,000 at January 31, 2012. The remaining unrecognized tax benefits at January 31, 2012 would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not expect that there will be a significant increase or decrease of the total amount unrecognized tax benefits within the next 12 months.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company accrued approximately $22,000 of interest or penalties related to unrecognized tax benefits recorded through January 31, 2012.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2008 – 2012

California	2007 – 2012
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended January 31,
	2012	2011	2010
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$102,161	$(84,512)	$(23,036)
Interest on convertible notes	6,979	—	—
Net Income for purpose of computing net income (loss) per diluted share	109,140	(84,512)	(23,036)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	116,592,943	113,490,177	106,182,488
Weighted average effect of dilutive securities:
Stock options and restricted stock	4,200,288	—	—
Convertible senior notes	15,462,193	—	—
Denominator for diluted net income (loss) per common share	136,255,424	113,490,177	106,182,488
Basic net income (loss) per common share	$0.88	$(0.74)	$(0.22)
Diluted net income (loss) per common share	$0.80	$(0.74)	$(0.22)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share in the fiscal years ended January 31, 2012, 2011, and 2010, do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of January 31,
	2012	2011	2010
Unvested restricted stock	1,007,735	4,649,998	4,467,429
Options to purchase common stock	4,286,876	12,667,784	14,918,906
Potential shares to be issued from ESPP	—	82,543	46,922
Total	5,294,611	17,400,325	19,433,257

18. DISH NETWORK CORPORATION
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the quarter ended April 30, 2011. $321.4 million of future license royalties will be recorded as technology revenue on a straight-line amortization basis over the remaining life of the patent through July 30, 2018.
Revenue from the agreement has been or is expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2012	$33,246
2013	44,328
2014	44,328
2015	44,328
2016	44,328
2017	44,328
2018	44,328
2019	22,164
Total	$321,378

19. AT&T INC.
On January 3, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with AT&T Inc ("AT&T"). Under the terms of the Agreement, AT&T has agreed to pay TiVo a minimum amount of $215.0 million plus incremental monthly fees per DVR subscriber if AT&T's subscriber base exceeds certain pre-determined levels. The initial payment of $51.0 million was paid to TiVo on January 4, 2012 with the remaining $164.0 million due to TiVo 30 days after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. The Agreement expires on July 30, 2018.
TiVo and AT&T agreed to dismiss all pending litigation between the companies with prejudice. TiVo granted AT&T a limited license under its advanced television patents, including the patents that TiVo had asserted against AT&T (U.S. Patent Nos. 6,233,389, 7,493,015, and 7,529,465), to make, have made, use, sell, offer to sell, and import advanced television technology in connection with AT&T multichannel video programming services, including AT&T U-verse, subject to certain limitations and exclusions. AT&T granted TiVo a limited license under its advanced television patents, including the patents that AT&T had asserted against TiVo (U.S. Patent Nos. 5,809,492, 5,922,045, 6,118,976, and 6,983,478), to make, have made, use, sell, offer to sell and import advanced television technology in connection with TiVo products and services, including products and services provided to other multichannel video programming service providers, subject to certain limitations and exclusions. TiVo may terminate the rights and licenses granted to AT&T pursuant to the Agreement under certain circumstances, including but not limited to if AT&T has failed to make timely payment.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period from January 3, 2012 until July 30, 2018, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and AT&T. The proceeds of the agreement were allocated amongst the principal elements of the transaction.
TiVo estimated the fair value of each element using an income approach. The significant inputs and assumptions used in this valuation included actual past and projected future subscription base, estimated DVR penetration rates, estimated market-based royalty rates, estimated risk-adjusted discount rates, and useful lives, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in these assumptions may have a substantial impact on the fair value assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction.
The total consideration of $215.0 million was allocated on a relative fair value basis as $54.4 million to the past infringement and litigation settlement element, $254,000 to interest income related to past infringement and $160.3 million to the future base license royalties element. The future base license royalties element does not include any incremental monthly fees per DVR subscriber payable if the AT&T subscriber base exceeds certain pre-determined levels. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended January 31, 2012. The amount related to interest income was recorded under “Interest income” in the quarter ended January 31, 2012. $160.3 million of future license royalties will be recorded as Technology revenues on a straight-line amortization basis over the term of the agreement through July 30, 2018. Any incremental monthly fees per DVR subscriber payable if the AT&T's subscriber base exceeds certain pre-determined levels will be recognized as Technology revenues when reported to TiVo by AT&T.
Revenue from the base license under the agreement has been or is expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2012	$2,029
2013	$24,350
2014	$24,350
2015	$24,350
2016	$24,350
2017	$24,350
2018	$24,350
2019	$12,175
Total	$160,304

As a result of the settlement and patent cross-licensing agreement, TiVo expensed an estimate of $14.5 million in contingent legal fees recorded under general and administration expenses in its statement of operations in the quarter ended January 31, 2012. TiVo has paid $4.3 million in contingent legal fees during the quarter ended January 31, 2012. The remaining estimate of $10.2 million is recorded under accrued liabilities on TiVo's balance sheets at January 31, 2012 and will be paid out in whole or in part based on a favorable resolution of the Microsoft and ITC legal matters. The amount of contingent legal fees may change in the future if TiVo's estimate of future litigation costs related to ITC and Microsoft cases differs materially from its current estimates or if the Microsoft and ITC legal matters are not resolved favorably to TiVo.

20. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV INC.
On September 3, 2008, TiVo extended its current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo ® service.
Under this agreement, DIRECTV will pay a substantially higher monthly fee for households using the new high definition DIRECTV DVRs with TiVo which is being deployed by DIRECTV, than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the previous monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement.
Due to uncertainties over the ultimate profit margin on the development work, TiVo recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs not to exceed the amount that we have the contractual right to bill DIRECTV upon the meeting of certain milestones under TiVo's revenue recognition policies. During the twelve months ended January 31, 2012, 2011, and 2010, TiVo recognized $6.6 million, $6.5 million, and $8.9 million in technology revenues, respectively and $6.6 million, $6.5 million, and $8.9 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.
In accordance with TiVo's revenue recognition policies, we have deferred costs of approximately $1.3 million related to development work for DIRECTV. These costs are recorded on TiVo's consolidated balance sheets under deferred cost of technology revenues, current at January 31, 2012. These costs will be recognized when related revenues are recognized.

21. SUBSEQUENT EVENTS
On March 14, 2012, James Barton resigned from his position as Chief Technology Officer and Senior Vice President for TiVo Inc. effective March 16, 2012.

In connection with Mr. Barton's resignation, the Company has entered into a consulting agreement with him to continue to provide certain consulting services related to patent matters, litigation, and certain technical matters to the Company until March 15, 2015, unless earlier terminated by either Mr. Barton or the Company. Upon expiration of the consulting agreement, all of Mr. Barton's vested equity awards shall remain vested and remain exercisable for the lesser of their original term or one year from such date of expiration. In the event the consulting agreement is terminated prior to the expiration of the initial term by the Company other than for good reason (as defined in the consulting agreement) or by Mr. Barton for good reason (as defined in the consulting agreement) or upon his death or a change in control of the Company (as defined in the agreement), in addition to any payments owed to him under the agreement through the date of termination, all of Mr. Barton's unvested equity awards shall immediately vest and remain exercisable for the lesser of their original term or one year from such date of termination. The Company expects to incur approximately $500,000 in non-cash stock-based compensation expense related to Mr. Barton's resignation during the quarter ending April 30, 2012.

On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft has agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo has agreed to dismiss its counterclaim against Microsoft in the United States District Court for the Northern District of California. No patent rights were granted to Microsoft by TiVo.

22. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for our eight most recent quarters ended January 31, 2012. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010	Apr 30, 2010
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$31,578	$32,413	$34,016	$33,334	$34,453	$34,298	$35,654	$36,244
Technology revenues	18,465	19,391	15,586	5,503	6,929	7,024	6,415	6,973
Hardware revenues	16,428	12,970	11,580	6,915	14,436	9,532	9,481	18,169
Net revenues	66,471	64,774	61,182	45,752	55,818	50,854	51,550	61,386
Cost of revenues
Cost of service revenues	8,711	9,265	9,089	8,800	10,347	9,878	9,887	10,403
Cost of technology revenues	4,502	7,721	3,813	7,020	5,409	4,172	4,211	5,021
Cost of hardware revenues	20,368	16,817	13,401	8,853	24,702	13,566	11,546	19,219
Total cost of revenues	33,581	33,803	26,303	24,673	40,458	27,616	25,644	34,643
Gross margin	32,890	30,971	34,879	21,079	15,360	23,238	25,906	26,743
Operating expenses
Research and development	29,825	27,272	26,042	27,228	23,204	20,446	19,326	18,628
Sales and marketing	6,393	6,753	6,905	6,337	7,048	6,157	6,622	7,760
Sales and marketing, subscription acquisition costs	1,320	2,398	2,441	1,233	2,214	1,398	1,366	3,191
General and administrative	38,192	18,032	17,826	22,452	17,525	16,162	14,103	11,697
Litigation Proceeds	(54,444)	—	—	(175,716)	—	—	—	—
Income (loss) from operations	11,604	(23,484)	(18,335)	139,545	(34,631)	(20,925)	(15,511)	(14,533)
Interest income	1,072	759	678	3,163	299	348	381	369
Interest expense and other	(5,430)	(2,015)	(1,965)	(2,624)	2	—	(145)	(2)
Income (loss) before income taxes	7,246	(24,740)	(19,622)	140,084	(34,330)	(20,577)	(15,275)	(14,166)
Benefit from (provision for) income taxes	(61)	242	71	(1,059)	(58)	(43)	(29)	(34)
Net income (loss)	$7,185	$(24,498)	$(19,551)	$139,025	$(34,388)	$(20,620)	$(15,304)	$(14,200)

Net income (loss) per common share
Basic	$0.06	$(0.21)	$(0.17)	$1.21	$(0.30)	$(0.18)	$(0.13)	$(0.13)
Diluted	0.06	(0.21)	(0.17)	1.04	(0.30)	(0.18)	(0.13)	(0.13)

Income (loss) for purposes of computing net income (loss) per share:
Basic	7,185	(24,498)	(19,551)	139,025	(34,388)	(20,620)	(15,304)	(14,200)
Diluted	7,185	(24,498)	(19,551)	140,058	(34,388)	(20,620)	(15,304)	(14,200)

Weighted average common and common equivalent shares:
Basic	117,747,442	117,232,354	116,146,567	115,245,411	114,443,996	114,179,608	113,814,828	111,490,152
Diluted	122,042,180	117,232,354	116,146,567	134,609,476	114,443,996	114,179,608	113,814,828	111,490,152

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
(b) Management’s report on internal control over financial reporting.
Inherent limitations over internal controls. Internal control over financial reporting refers to the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of our company are being made only in accordance with authorizations of management and our board of directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the assets of our company that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management's Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2012. Management reviewed the results of its assessment with our Audit Committee.KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2012, which is included below.
(c) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter ended January 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TiVo Inc.:

We have audited TiVo Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

In our opinion, TiVo Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012, and our report dated March 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Santa Clara, California
March 23, 2012

ITEM 9B.	OTHER INFORMATION
None

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to our executive officers is incorporated by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled "Executive Officers." The information required by this Item with respect to our directors is set forth under the headings “Election of Directors”, "Corporate Governance", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Code of Ethics.
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
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our Proxy Statement under the headings "Director Independence" and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement under the heading “Independent Auditor Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List the following documents filed as part of the report:
(1) All financial statements:

(2)	Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIVO INC.

Date:	March 23, 2012	/S/ THOMAS S. ROGERS
Thomas S. Rogers
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Rogers, Anna Brunelle, and Matthew Zinn and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS S. ROGERS Thomas S. Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 23, 2012

/S/ ANNA BRUNELLE Anna Brunelle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012

/S/ PETER AQUINO Peter Aquino	Director	March 23, 2012

/S/ WILLIAM CELLA William Cella	Director	March 23, 2012

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 23, 2012

/S/ J. HEIDI ROIZEN J. Heidi Roizen	Director	March 23, 2012

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 23, 2012

/S/ DAVID YOFFIE David Yoffie	Director	March 23, 2012

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date / Period End Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	9/10/2007
3.2	Amended and Restated Bylaws, dated as of February 21, 2012.	8-K	3.1	2/24/2012
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.1	1/19/2011
4.2	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.2	1/19/2011
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors.	S-1	10.1	7/22/1999
10.2*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents.	10-Q	10.3	12/10/2004
10.3*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents.	10-Q	10.7	9/9/2005
10.4*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan.	S-8	4.1	8/25/2009
10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document.	10-K	10.6	4/15/2008
10.6*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan.	10-Q	10.1	9/9/2011
10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.4	9/9/2005
10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.5	9/9/2005
10.9*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.10	4/15/2008
10.10*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.11	4/15/2008
10.11*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan.	10-K	10.1	4/16/2007
10.12*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	9/9/2008
10.13*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.3	9/9/2008
10.14*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (stock-settled).	10-Q	10.4	9/9/2008
10.15*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (cash-settled).	Filed herewith.
10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement.	10-K	10.17	3/31/2010
10.17*	Form of Vice President Change of Control Terms and Conditions Agreement.	10-K	10.18	3/31/2010
10.18+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.7	12/10/2008
10.19+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008.	10-Q	10.1	6/9/2009
10.20+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.8	12/10/2008
10.21+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc.	10-Q	10.6	6/6/2011
10.22	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	10-Q	10.24	11/15/1999
10.23	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	8-K	10.1	5/1/2006
10.24	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc.	10-K	10.32	4/16/2007
10.25	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership.	10-Q	10.3	9/9/2009

10.26	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC.	10-K	10.45	3/31/2010
10.27	Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc.	8-K	10.1	2/22/2011
10.28*	Summary of TiVo Inc. Fiscal Year 2011 Bonus Plan for Executives.	8-K	10.1	5/4/2010
10.29*	Summary of TiVo Inc. Fiscal Year 2012 Bonus Plan for Executive Officers.	8-K	10.1	4/8/2011
10.30+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc.	10-K	10.1	4/3/2002
10.31+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.3	5/1/2003
10.32+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	8-K	10.4	7/30/2003
10.33+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc.	10-Q	10.0	9/9/2004
10.34+	Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).	10-Q	10.0	12/10/2004
10.35+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.41	4/15/2005
10.36	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).	10-K	10.46	4/14/2006
10.37+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc.	10-Q	10.3	6/11/2007
10.38	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005.	10-Q	10.3	12/9/2005
10.39+	Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).	10-Q	10.4	9/9/2009
10.40+	Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009.	10-Q/A	10.3	9/8/2010
10.41++	First Amendment to the Master Marketing and Development Agreement, effective as of June 1, 2011, between TiVo Inc. and Best Buy Stores, L.P.	10-Q	10.1	12/8/2011
10.42+	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010.	10-K	10.7	3/14/2011
10.43*	Third Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, dated as of February 1, 2010.	10-Q	10.1	6/9/2010
10.44*	Amended & Restated Change of Control Agreement between Thomas S. Rogers and TiVo Inc., effective September 16, 2008.	10-Q	10.3	12/10/2008
10.45*	Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010.	10-Q	10.1	9/9/2010
10.46*	Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010.	10-Q	10.2	9/9/2010
10.47	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.82	3/14/2011
10.48	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.83	3/14/2011
10.49	Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/31/2011
10.50+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.	10-Q	10.1	6/6/2011
10.51+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011.	10-Q	10.2	9/9/2011
10.52++	Settlement and Patent License between TiVo Inc. and AT&T, Inc. dated as of January 3, 2012.	Filed herewith.
14.1	TiVo Code of Conduct, as amended March 25, 2009.	8-K	14.1	3/31/2009
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24.1	Power of Attorney of this Annual Report on Form 10-K.	See signature page.

31.1
Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 23, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 23, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
32.1**	Certification of Thomas Rogers, Chief Executive Officer of TiVo Inc. dated March 23, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2**	Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated March 23, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS***	XBRL Instance Document	Filed herewith.
101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TiVo Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.