Form 10-Q/A
period 2011-10-31
TIVO INC
filed 2012-04-18
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
We are amending, as of April 18, 2012, our Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2011 (the "10-Q"), originally filed on December 8, 2011, for the sole purpose of refiling exhibit number 10.1 to revise portions of the previously filed exhibit for which we have sought confidential treatment. This amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events. This Amendment No. 1 on Form 10-Q should be read in conjunction with our other filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	First Amendment to the Master Marketing and Development Agreement between Best Buy Stores L.P. and TiVo Inc., effective as of June 1, 2011 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated April 18, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated April 18, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES AND OFFICER CERTIFICATIONS
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date:	4/18/2012	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	4/18/2012	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)

3