Form 10-Q
period 2012-04-30
TIVO INC
filed 2012-06-04
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act)
Large Accelerated Filer  ☒     Accelerated Filer   ☐     Non-Accelerated Filer   ☐     Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 124,691,970 as of May 16, 2012.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2012

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

•
our expectations of the growth in the future advanced television services market for our software and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as cable Video On Demand ("VOD"), streaming VOD from the internet, and network DVRs;

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

•	our expectations regarding our ability to oversee outsourcing of our manufacturing processes and engineering work;

•
our expectations with respect to the usability of our current finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced after we have committed manufacturing resources due to long-lead times which if such inventories exceed forecasted demand would require us to record additional write-downs;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K . The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,607	$169,555
Short-term investments	441,703	449,244
Accounts receivable, net of allowance for doubtful accounts of $357 and $370, respectively	25,474	24,665
Inventories	28,344	18,925
Deferred cost of technology revenues, current	4,700	4,400
Prepaid expenses and other, current	14,138	12,106
Total current assets	639,966	678,895
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $48,575 and $47,170, respectively	9,703	9,191
Purchased technology, capitalized software, and intangible assets, net of accumulated amortization of $18,480 and $17,797, respectively	3,994	4,677
Deferred cost of technology revenues, long-term	24,244	23,546
Prepaid expenses and other, long-term	3,280	3,501
Total long-term assets	41,221	40,915
Total assets	$681,187	$719,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$24,924	$32,102
Accrued liabilities	41,371	45,341
Deferred revenue, current	75,919	74,986
Total current liabilities	142,214	152,429
LONG-TERM LIABILITIES
Deferred revenue, long-term	70,078	81,336
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	652	518
Total long-term liabilities	243,230	254,354
Total liabilities	385,444	406,783
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 126,726,716 and 123,073,486, respectively, and outstanding shares are 124,688,748 and 121,616,908, respectively	127	123
Treasury stock, at cost - 2,037,968 shares and 1,456,578 shares, respectively	(20,737)	(13,788)
Additional paid-in capital	1,014,018	1,003,696
Accumulated deficit	(697,838)	(677,064)
Accumulated other comprehensive income	173	60
Total stockholders’ equity	295,743	313,027
Total liabilities and stockholders’ equity	$681,187	$719,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2012	2011
Revenues
Service revenues	$30,621	$33,334
Technology revenues	23,887	5,503
Hardware revenues	13,261	6,915
Net revenues	67,769	45,752
Cost of revenues
Cost of service revenues	8,379	8,800
Cost of technology revenues	6,286	7,020
Cost of hardware revenues	18,471	8,853
Total cost of revenues	33,136	24,673
Gross margin	34,633	21,079
Research and development	30,560	27,228
Sales and marketing	6,224	6,337
Sales and marketing, subscription acquisition costs	1,257	1,233
General and administrative	16,166	22,452
Litigation Proceeds	—	(175,716)
Total operating expenses	54,207	(118,466)
Income (loss) from operations	(19,574)	139,545
Interest income	908	3,163
Interest expense and other income (expense)	(1,982)	(2,624)
Income (loss) before income taxes	(20,648)	140,084
Provision for income taxes	(126)	(1,059)
Net income (loss)	$(20,774)	$139,025

Net income (loss) per common share
Basic	$(0.17)	$1.21
Diluted	$(0.17)	$1.04

Income (loss) for purposes of computing net income (loss) per share:
Basic	(20,774)	139,025
Diluted	(20,774)	140,058

Weighted average common and common equivalent shares:
Basic	118,946,297	115,245,411
Diluted	118,946,297	134,609,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2012	2011

Net income (loss)	$(20,774)	$139,025
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	113	(4)
Reclassification adjustment for gains on available-for-sale securities realized during the period	—	510
Subtotal available-for-sale securities	$113	$506
Total comprehensive income (loss)	$(20,661)	$139,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,774)	$139,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,088	2,234
Stock-based compensation expense	7,449	7,657
Amortization of discounts and premiums on investments	1,582	128
Non-cash loss on over allotment option and non-cash interest expense	240	1,712
Allowance for doubtful accounts	29	291
Changes in assets and liabilities:
Accounts receivable	(838)	(176,074)
Inventories	(9,419)	(3,435)
Deferred cost of technology revenues	(862)	(3,277)
Prepaid expenses and other	(1,835)	(471)
Accounts payable	(7,503)	10,057
Accrued liabilities	(3,970)	412
Deferred revenue	(10,325)	(2,140)
Deferred rent and other long-term liabilities	134	38
Net cash used in operating activities	$(44,004)	$(23,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(117,066)	(120,165)
Sales or maturities of long-term and short-term investments	122,922	72,001
Acquisition of property and equipment	(1,592)	(1,939)
Acquisition of capitalized software and intangibles	—	(281)
Net cash provided by (used in) investing activities	$4,264	$(50,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	—	166,109
Proceeds from issuance of common stock related to exercise of common stock options	2,741	2,061
Treasury stock - repurchase of stock for tax withholding	(6,949)	(3,185)
Net cash provided by (used in) financing activities	$(4,208)	$164,985
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(43,948)	$90,758
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	169,555	71,221
Balance at end of period	$125,607	$161,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. NATURE OF OPERATIONS
TiVo Inc. (together with its subsidiaries the "Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in Alviso, California. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, and software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital technologies; dependence on its relationships with third-party service providers such as Charter, DIRECTV, Grande Communications, ONO, RCN, Suddenlink, and Virgin Media, among others, for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. As a result of the continued national and global economic downturn and overall consumer spending decline, the Company is cautious about its ability to grow or maintain its TiVo-Owned subscription base in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of April 30, 2012 and January 31, 2012 and the results of operations and the statement of other comprehensive income for the three month periods ended April 30, 2012 and 2011 and condensed consolidated statements of cash flows for the three month periods ended April 30, 2012 and 2011 consisting of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2012. Operating results for the three month period ended April 30, 2012 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2013.

3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	April 30, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$6,425	$7,016
Cash equivalents:
Commercial papers	59,516	106,024
Certificate of deposit	5,000	5,000
Money market funds	54,666	51,515
Total cash and cash equivalents	125,607	169,555
Marketable securities:
Certificates of deposit	40,114	52,568
Commercial papers	83,080	81,272
Corporate debt securities	206,894	206,910
US agency securities	22,250	27,332
US Treasury securities	50,275	50,421
Variable-rate demand notes	470	470
Asset and mortgage-backed securities	21,427	13,087
Municipal bonds	17,193	17,184
Current marketable debt securities	441,703	449,244
Total cash, cash equivalents, and marketable securities	$567,310	$618,799
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset and mortgage-backed securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	April 30, 2012	January 31, 2012
	(in thousands)
Due within 1 year	$51,989	$402,164
Due within 1 year through 5 years	389,244	46,610
Due within 5 years through 10 years	—	—
Due after 10 years	470	470
Total	$441,703	$449,244
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of April 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$40,126	$3	$(15)	$40,114
Commercial papers	83,062	21	(3)	83,080
Corporate debt securities	206,785	137	(28)	206,894
US agency securities	22,251	—	(1)	22,250
US Treasury securities	50,247	28	—	50,275
Variable-rate demand notes	470	—	—	470
Asset and mortgage-backed securities	21,410	17	—	21,427
Municipal bonds	17,185	11	(3)	17,193
Total	$441,536	$217	$(50)	$441,703

	As of January 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$52,625	$—	$(57)	$52,568
Commercial papers	81,298	13	(39)	81,272
Corporate debt securities	206,849	159	(98)	206,910
US agency securities	27,330	3	(1)	27,332
US Treasury securities	50,360	61	—	50,421
Variable-rate demand notes	470	—	—	470
Asset-backed securities	13,071	16	—	13,087
Municipal bonds	17,186	9	(11)	17,184
Total	$449,189	$261	$(206)	$449,244
None of these investments were in a loss position for greater than twelve months.

4. FAIR VALUE
Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect TiVo's market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires TiVo to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. TiVo recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 30, 2012.
The carrying value of TiVo's cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of TiVo's receivables, accounts payable, and accrued liabilities approximates their fair value due to the short-term nature of these instruments. The fair values of TiVo's Convertible Debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by level 2 inputs, including prices for the Convertible Debt observed in market trading.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 30, 2012 and January 31, 2012:

	As of April 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial papers	$59,516	$—	$59,516	$—
Certificate of deposit	5,000	5,000	—	—
Money market funds	54,666	54,666	—	—
Short-term investments:
Certificates of deposit	40,114	40,114	—	—
Commercial papers	83,080	—	83,080	—
Corporate debt securities	206,894	—	206,894	—
US agency securities	22,250	—	22,250	—
US Treasury securities	50,275	50,275	—	—
Variable-rate demand notes	470	—	470	—
Asset and mortgage-backed securities	21,427	—	21,427	—
Municipal bonds	17,193	—	17,193	—
Total	$560,885	$150,055	$410,830	$—

	As of January 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial papers	$106,024	$—	$106,024	$—
Certificate of deposit	5,000	5,000	—	—
Money market funds	51,515	51,515	—	—
Short-term investments:
Certificates of deposit	52,568	52,568	—	—
Commercial papers	81,272	—	81,272	—
Corporate debt securities	206,910	—	206,910	—
US agency securities	27,332	—	27,332	—
US Treasury securities	50,421	50,421	—	—
Variable-rate demand notes	470	—	470	—
Asset and mortgage-backed securities	13,087	—	13,087	—
Municipal bonds	17,184	—	17,184	—
Total	$611,783	$159,504	$452,279	$—

Level 1 Measurements
TiVo's cash equivalents held in money market funds, TiVo's available-for-sale securities and the trading securities are measured at fair value using level 1 inputs.
Level 2 Measurements
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
Level 3 Measurements
As of April 30, 2012, TiVo had no Level three instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2 or 3 securities.
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities.
We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at April 30, 2012 and January 31, 2012 was $172.5 million and the fair value was $210.0 million and $207.3 million, based on the bond's quoted market price as of April 30, 2012 and January 31, 2012, respectively. These bonds are considered Level 2 instruments.
5. INVENTORY
Inventory was as follows:

	April 30, 2012	January 31, 2012
	(in thousands)
Raw Material	$9,233	$4,660
Finished Goods	19,111	14,265
Total Inventory	$28,344	$18,925

6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the Limited Warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of April 30, 2012 and January 31, 2012, the accrued warranty reserve was $180,000 and $194,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of April 30, 2012, the extended warranty deferred revenue and cost was $898,000 and $276,000, respectively. As of January 31, 2012, the extended warranty deferred revenue and cost was $913,000 and $280,000, respectively.
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
Legal Matters
Intellectual Property Litigation.
On August 26, 2009, TiVo filed a complaint against Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaint seeks, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patent Nos.: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the court issued an order denying Verizon's motion to transfer. On May 18, 2011, the Court entered the parties' stipulation dismissing with prejudice all of Verizon's claims concerning U.S. Patent No. 7,561,214. On November 10, 2011 the Court issued an order staying TiVo's lawsuit against Verizon due to the Court's schedule. On January 26, 2012, the Court issued an order lifting the stay. On February 23, 2012, the Court held a status conference. The Court issued its claim construction order on March 12, 2012. On March 13, 2012, the Court issued a schedule with the final pre-trial conference set for October 1, 2012. On April 24, 2012, the Court dismissed without prejudice all of Verizon's claims concerning U.S. Patent No. 6,381,748 because the asserted claims of the patent had been found invalid by another court. The court did not preclude Verizon from re-filing its asserted claims subsequent to resolution of the appeal if the court's finding of invalidity is reversed. On May 16, 2012, the Court entered the parties' stipulation dismissing with prejudice all of Verizon's claims of U.S. Patent Nos. 5,635,979 and 5,973,684. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450, Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On January 19, 2010, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Northern District of California for alleged infringement of the following two patents: U.S. Patent Nos. 6,008,803 ("System for Displaying Programming Information") and 6,055,314 ("System and Method for Secure Purchase and Delivery of Video Content Programs"). The complaint seeks, among other things, damages and a permanent injunction. On April 19, 2010, TiVo served its answer to the complaint, and counterclaimed seeking a declaration that TiVo does not infringe and the patents are invalid. On June 30, 2010, Microsoft filed an amended complaint alleging infringement of the following additional five patents: U.S. Patent Nos. 5,654,748 ("Interactive Program Identification System"), 5,677,708 ("System for Displaying a List on a Display Screen"), 5,896,444 ("Method and Apparatus for Managing Communications Between a Client and a Server in a Network"), 6,725,281 ("Synchronization of Controlled Device State Using State Table and Eventing in Data-Driven Remote Device Control Model"), and 5,648,824 ("Video Control User Interface for Controlling Display of a Video"). The amended complaint seeks, among other things, damages and a permanent injunction. On August 2, 2010, TiVo served its answer to the amended complaint and counterclaimed, seeking a declaration that TiVo does not infringe and the patents are invalid. On January 13, 2011, TiVo filed a motion to amend its answer and counterclaims to allege infringement of U.S. Patent No. 6,792,195 B2 ("Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data"). On February 14, 2011, the Court issued an order granting TiVo's motion to amend its answer to assert U.S. Patent No. 6,792,195 B2 against Microsoft. On March 7, 2011, TiVo filed with the USPTO ex parte reexamination requests for all seven of the patents that Microsoft has asserted against TiVo in this litigation. On the same day, the Company filed a motion to stay this litigation in view of the reexamination requests. The USPTO has granted all of TiVo's reexamination requests, except with respect to U.S. Patent No. 5,896,444. On May 6, 2011, the Court granted TiVo's motion to stay the litigation pending final exhaustion of all reexamination proceedings, including any appeals. This litigation has been stayed. Since that time, due to events unfolding in the companion ITC action described below, Microsoft has indicated that it will dismiss two of the four patents (USP 6,028,604 and 5,731,844) from the district court action. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft agreed to dismiss all of its pending litigation against TiVo, including its action in the United States International Trade Commission and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo dismissed its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a Complaint with the United States International Trade Commission (the “ITC”) requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, into the importation into the United States, the sale for importation into the United States, and/or the sale within the United States after importation of certain set-top boxes that allegedly infringe the following four patents: U.S. Patent Nos. 5,585,838 ("Program Time Guide"), 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"), 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"), and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). The Complaint named TiVo as Respondent. On February 24, 2011, the ITC voted to investigate the complaint filed by Microsoft. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft agreed to dismiss all of its pending litigation against TiVo, including its action in the ITC and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo dismissed its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On January 24, 2011, Microsoft Corporation filed a complaint against TiVo in the United States District Court for the Western District of Washington for alleged infringement of the following four patents, which are the same four patents alleged to be infringed in Microsoft's Complaint filed on the same date with the ITC: U.S. Patent Nos. 5,585,838 ("Program Time Guide"); 5,731,844 ("Television Scheduling System for Displaying a Grid Representing Scheduled Layout and Selecting a Programming Parameter for Displaying or Recording"); 6,028,604 ("User Friendly Remote System Interface Providing Previews of Applications"); and 5,758,258 ("Selective Delivery of Programming for Interactive Televideo System"). On March 3, 2011, TiVo filed a motion to stay this litigation in view of the ITC investigation referenced above, and to transfer the litigation to the more convenient forum of the United States District Court for the District of Northern California. Under the February 18, 2011 stipulated order, because TiVo filed a motion to stay the litigation, the time for TiVo to answer the complaint has been extended indefinitely until TiVo's motion to stay and transfer has been decided on the merits. On May 19, 2011, the district court granted TiVo's motion to stay and transferred the case to the Northern District of California. This litigation has been stayed. On March 21, 2012, TiVo and Microsoft reached an agreement whereby Microsoft agreed to dismiss all of its pending litigation against TiVo, including its action in the ITC and both of its cases in the United States District Court for the Northern District of California. In conjunction with these dismissals, TiVo dismissed its counterclaim against Microsoft in the United States District Court for the Northern District of California.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos. : 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola filed a reply to the Company's counterclaims. A status conference was held on June 1, 2011 where the magistrate judge indicated that trial would likely be scheduled for September 2012. On July 6, 2011, the district court stayed the case until January 3, 2012 due to overlapping issues with the TiVo v. Verizon case and scheduled a status conference for January 4, 2012. Motorola objected to the stay, and a hearing on that objection was held on November 10, 2011. On November 14, 2011, the district court issued an order overruling Motorola's objection. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On May 24, 2012, the Court set a telephonic status conference for June 19, 2012. On May 30, 2012, TiVo filed a motion to extend certain claim construction briefing deadlines under the current case schedule. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of April 30, 2012, the Company has not accrued any liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.

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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2012	2011
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$(20,774)	$139,025
Interest on dilutive notes	—	1,033
Net income (loss) for purpose of computing net income (loss) per diluted share	(20,774)	140,058
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	118,946,297	115,245,411
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	3,901,872
Convertible senior notes	—	15,462,193
Denominator for diluted net income (loss) per common share	118,946,297	134,609,476
Basic net income (loss) per common share	$(0.17)	$1.21
Diluted net income (loss) per common share	$(0.17)	$1.04
The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) in the three months ended April 30, 2012 and 2011 per share do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2012	2011
Unvested restricted stock	5,380,028	2,818,010
Options to purchase common stock	10,886,047	4,834,465
Potential shares to be issued from ESPP	380,111	—
Total	16,646,186	7,652,475

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2012 and 2011, respectively is as follows:

	Three Months Ended April 30,
	2012	2011
	(In thousands)
Cost of service revenues	$219	$175
Cost of technology revenues	349	563
Research and development	3,445	2,526
Sales and marketing	606	911
General and administrative	2,830	3,482
Change in deferred cost of technology revenues	136	43
Stock-based compensation before income taxes	$7,585	$7,700
Income tax benefit	—	—
Total stock-based compensation	$7,585	$7,700

9. SUBSEQUENT EVENT
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 23, 2012, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 23, 2012 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of software, technology, in-home, and outside-of-the-home cloud-based solutions, which are included in such products as DVRs, non-DVR set-top boxes (STBs) and other consumer electronic applications and devices, such as the tablet. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass®™ recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), WishList® searches, cable VOD, the ability to transfer content amongst our DVRs and non-DVR STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads and iPhones). As of April 30, 2012, there were approximately 2.5 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. We also have agreements with Comcast, which has launched in its first market, and Cox in the future for them to market, provide free installation services and integrated access to each provider's VOD content for TiVo Premiere customers in select regions who also subscribe to Comcast's or Cox's television service in those regions. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned DVRs and non-DVR STBs through agreements with leading satellite and cable television service providers and broadcasters. We also generate technology revenues through the provision of engineering professional services in connection with our provision of the TiVo service to our MSO customers. We also generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry.
Additionally, we have and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. During the fiscal year ended January 31, 2012, we settled such a lawsuit with DISH for $500 million and with AT&T for $215 million, with the potential for additional amounts based on the possible future growth of AT&T's U-verse business. While we have recorded the portion of these settlements that related to past infringement as litigation proceeds in the quarter in which the settlements occurred, the amounts related to future use are recognized by us as technology revenues from the licensing of our technology over the remaining term of the license. We currently have additional lawsuits pending against Verizon, Motorola, and Time Warner Cable.
Executive Overview
Fiscal year 2013
In the remainder of the fiscal year ending January 31, 2013, we plan to continue focus on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and continue deployment activities for our existing distribution agreements. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. Our installed base of MSO subscriptions had strong growth in the quarter ended April 30, 2012. We expect this new trend of growth in our MSO subscription base to continue through rest of fiscal year 2013 and into next year with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further losses in our TiVo-Owned subscription base stemming from continued competition and our efforts to manage the amount of TiVo-Owned marketing dollars we are devoting to TiVo-Owned subscription acquisition activities.
•We believe that our investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we expect our annual research and development spending in fiscal year 2013 to be consistent with the fiscal year ended January 31, 2012 as we continue to pursue new technological and product developments such as the continued development of whole-home and multi-screen offerings which include non-DVR STBs and software solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, increasing our operational capacity to handle increased operator deployments, and gaining more efficiency in our distribution efforts. However, we do expect our research and development costs to decrease on a quarterly basis later in the year.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur litigation expenses for our ongoing patent infringement lawsuits, which include litigation with Verizon, Time Warner, and Motorola Mobility.
•We expect to continue our development efforts under our existing MSO deployment agreements. To the extent that our upfront development efforts are not paid for through development fees from such arrangements, but such development expenses are recoverable through future guaranteed service fees from these MSOs, we will defer the cost of the development and start expensing it in our Statement of Operations later upon deployment with the MSO. As of April 30, 2012, we have deferred costs of approximately $28.9 million related to development work, largely related to Virgin, ONO, and Charter. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Later, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues will negatively impact the average revenue per subscription ("ARPU") for MSOs' metric until such service fees are later recognized as service revenues. We expect that our MSO ARPU will be negatively impacted by the recovery of these previously incurred development costs in fiscal year 2013. We also face the risk of unexpected losses if we were forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
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

	Three Months Ended
(Subscriptions in thousands)	Apr 30 2012	Jan 31 2012	Oct 31 2011	Jul 31 2011	Apr 30 2011	Jan 31 2011	Oct 31 2010	Jul 31 2010
TiVo-Owned Subscription Gross Additions:	24	32	30	25	27	60	35	32
Subscription Net Additions/(Losses):
TiVo-Owned	(29)	(26)	(30)	(43)	(58)	(55)	(45)	(48)
MSOs	235	260	147	10	(30)	(168)	(67)	(77)
Total Subscription Net Additions/(Losses)	206	234	117	(33)	(88)	(223)	(112)	(125)
Cumulative Subscriptions:
TiVo-Owned	1,080	1,109	1,135	1,165	1,208	1,266	1,321	1,366
MSOs	1,405	1,170	910	763	753	783	951	1,018
Total Cumulative Subscriptions	2,485	2,279	2,045	1,928	1,961	2,049	2,272	2,384
Fully Amortized Active Lifetime Subscriptions	238	253	270	286	307	310	282	280
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	55%	55%	56%	57%	57%	56%	56%	56%

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
TiVo-Owned subscriptions declined by 29,000 subscriptions, as compared to a decrease of 58,000 in the same prior year period. This improvement was driven by decreased churn. TiVo-Owned installed subscription base decreased to approximately 1.1 million subscriptions as of April 30, 2012 as compared to approximately 1.2 million as of April 30, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. Despite our efforts to improve TiVo-Owned net additions, we expect current trends will likely continue and that we will experience further net losses in our TiVo-Owned subscription base in fiscal year 2013.
Our MSO installed subscription base increased by 235,000 subscriptions to 1.4 million subscriptions as of April 30, 2012 as compared to January 31, 2012. The increase in subscriptions is due to subscription growth from partners such as Virgin Media, RCN, Suddenlink, ONO, Grande, and others.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
Average TiVo-Owned subscriptions	1,095	1,122	1,149	1,188	1,238	1,296	1,345	1,390
TiVo-Owned subscription cancellations	(53)	(58)	(60)	(68)	(85)	(115)	(80)	(80)
TiVo-Owned churn rate per month	(1.6)%	(1.7)%	(1.7)%	(1.9)%	(2.3)%	(3.0)%	(2.0)%	(1.9)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.6)% and (2.3)% for the quarters ended April 30, 2012 and 2011, respectively.
We expect churn to be lower on a percentage basis and on an absolute basis in the fiscal year ending January 31, 2013 as compared to the fiscal year ended January 31, 2012 as a result of a decrease in inactive product lifetime subscriptions combined and as high definition subscriptions, which have lower churn rate than standard definition subscriptions become a larger portion of our base.
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

	Three Months Ended
	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,257	$1,320	$2,398	$2,441	$1,233	$2,214	$1,398	$1,366
Hardware revenues	(13,261)	(16,428)	(12,970)	(11,580)	(6,915)	(14,436)	(9,532)	(9,481)
Less: MSOs'-related hardware revenues	9,268	11,641	8,998	8,079	2,765	4,431	3,416	1,601
Cost of hardware revenues	18,471	20,368	16,817	13,401	8,853	24,702	13,566	11,546
Less: MSOs'-related cost of hardware revenues	(10,159)	(9,412)	(6,351)	(6,019)	(1,795)	(3,298)	(2,618)	(1,222)
Total Acquisition Costs	5,576	7,489	8,892	6,322	4,141	13,613	6,230	3,810
TiVo-Owned Subscription Gross Additions	24	32	30	25	27	60	35	32
Subscription Acquisition Costs (SAC)	$232	$234	$296	$253	$153	$227	$178	$119

	Twelve Months Ended
	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,416	$7,392	$8,286	$7,286	$6,211	$8,169	$7,977	$7,785
Hardware revenues	(54,239)	(47,893)	(45,901)	(42,463)	(40,364)	(51,618)	(60,571)	(61,069)
Less: MSOs'-related hardware revenues	37,986	31,483	24,273	18,691	12,213	14,885	23,272	20,046
Cost of hardware revenues	69,057	59,439	63,773	60,522	58,667	69,033	72,293	73,163
Less: MSOs'-related cost of hardware revenues	(31,941)	(23,577)	(17,463)	(13,730)	(8,933)	(11,296)	(20,062)	(17,647)
Total Acquisition Costs	28,279	26,844	32,968	30,306	27,794	29,173	22,909	22,278
TiVo-Owned Subscription Gross Additions	111	114	142	147	154	160	146	145
Subscription Acquisition Costs (SAC)	$255	$235	$232	$206	$180	$182	$157	$154

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
During the three months ended April 30, 2012, our total acquisition costs were $5.6 million, an increase of $1.4 million from the same prior year period. This increase in total acquisition costs also included an increase of $1.4 million in our hardware sales gross margin loss due to our new pricing structure that includes a lower upfront box price to consumers. The increase in SAC of $79 for the three months ended April 30, 2012 as compared to the same prior year period was largely a result of the increase in total acquisition costs during the three month period as compared to the same prior year period.
During the twelve months ended April 30, 2012 our total acquisition costs were $28.3 million, an increase of $485,000 compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $1.2 million, as compared to the same prior year period combined with a decrease in TiVo's hardware gross margin losses of $3.5 million as compared to the same prior year period. This increase in gross margin loss is largely due to our new pricing structure that includes a lower upfront box price to consumers. The increase in SAC of $75 for the twelve months ended April 30, 2012 as compared to the same prior year period was largely a result of the increase in total acquisition costs.
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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
	(In thousands, except ARPU)
Total service revenues	30,621	31,578	32,413	34,016	33,334	34,453	34,298	35,654
Less: MSOs’-related service revenues	(3,929)	(4,472)	(4,087)	(4,371)	(3,962)	(4,294)	(3,670)	(3,819)
TiVo-Owned-related service revenues	26,692	27,106	28,326	29,645	29,372	30,159	30,628	31,835
Average TiVo-Owned revenues per month	8,897	9,035	9,442	9,882	9,791	10,053	10,209	10,612
Average TiVo-Owned per month subscriptions	1,095	1,122	1,149	1,188	1,238	1,296	1,345	1,390
TiVo-Owned ARPU per month	$8.13	$8.05	$8.22	$8.31	$7.91	$7.76	$7.59	$7.63
The increase in TiVo-Owned ARPU per month for the three months ended April 30, 2012 as compared to the same prior year period was largely due to a greater amount of our TiVo-Owned subscription base paying higher subscription fees as a result of the higher monthly subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011.
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

	Three Months Ended
MSOs’ Average Revenue per Subscription	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
	(In thousands, except ARPU)
Total service revenues	30,621	31,578	32,413	34,016	33,334	34,453	34,298	35,654
Less: TiVo-Owned-related service revenues	(26,692)	(27,106)	(28,326)	(29,645)	(29,372)	(30,159)	(30,628)	(31,835)
MSOs’-related service revenues	3,929	4,472	4,087	4,371	3,962	4,294	3,670	3,819
Average MSOs’ revenues per month	1,310	1,491	1,362	1,457	1,321	1,431	1,223	1,273
Average MSOs’ per month subscriptions	1,283	1,049	828	753	768	905	984	1,063
MSOs’ ARPU per month	$1.02	$1.42	$1.65	$1.94	$1.72	$1.58	$1.24	$1.20

The MSOs’ related service revenues for the quarter ended April 30, 2012 lower by $0.70 per subscription at $1.02 per subscription, as compared to the same prior year period. This decrease in MSOs' related ARPU is due to the increased number of average MSO monthly subscriptions combined with the fact that subscription additions from some newly launched deployment agreements, including Virgin, do not necessarily correspond to an increase in service revenues as the cost of development for an MSO customer may have been deferred on our condensed consolidated balance sheet and such MSO service fees are first recognized as technology revenues until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. During the three months ended April 30, 2012 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations
Net Revenues.
Our net revenues for the three months ended April 30, 2012 and 2011 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2012		2011
	(In thousands, except percentages)
Service revenues	$30,621	45%	$33,334	73%
Technology revenues	$23,887	35%	$5,503	12%
Hardware revenues	$13,261	20%	$6,915	15%
Net revenues	$67,769	100%	$45,752	100%
Change from same prior year period	48%		(25)%
Service Revenues. The decrease in TiVo-Owned service revenues of $2.7 million in the three months ended April 30, 2012 as compared to the same prior year period was due to a lower cumulative Tivo-Owned subscription base combined with the total number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. Additionally, effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions acquired on or before October 31, 2006 and such change is being recognized on a prospective basis.
Technology Revenues. Technology revenues for the three months ended April 30, 2012 increased by $18.4 million as compared to the same prior year period primarily due to our agreement with DISH Network, which generates $11.1 million in revenue per quarter and our agreement with AT&T which generates $6.1 million in revenue per quarter.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2012 increased by $6.3 million as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware sales to our MSO customers during the period.
Cost of service revenues.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Cost of service revenues	$8,379	$8,800
Change from same prior year period	(5)%	(15)%
Percentage of service revenues	27%	26%
Service gross margin	$22,242	$24,534
Service gross margin as a percentage of service revenues	73%	74%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $421,000 for the three months ended April 30, 2012 as compared to the same prior year period. This decrease in cost of service revenues is largely related to lower headcount and headcount related costs.

Cost of technology revenues.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Cost of technology revenues	$6,286	$7,020
Change from same prior year period	(10)%	40%
Percentage of technology revenues	26%	128%
Technology gross margin	$17,601	$(1,517)
Technology gross margin as a percentage of technology revenues	74%	(28)%
Cost of technology revenues includes costs associated with our development work primarily for DIRECTV, Virgin, and our other international and domestic projects. The decrease of $734,000 in cost of technology revenues in the three months ended April 30, 2012 related primarily to the fact that the prior year period included $1.5 million of cost of technology revenue that were deemed not recoverable from a customer, offset by higher cost of technology revenue related to increased amounts of revenue we were able to recognize for development work performed during the current period as compared to the same prior year period due to the achievement of certain milestones that allow us to generate progress billings.
The increase in technology gross margin for the three months ended April 30, 2012 as compared to the same prior year period was primarily due to the revenue recognized from our DISH and AT&T agreements as most of our newer deployment arrangements are accounted for under a zero margin method during the development period.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $28.9 million related to development work, largely related to Virgin, ONO, and Charter, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at April 30, 2012. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Cost of hardware revenues	$18,471	$8,853
Change from same prior year period	109%	(54)%
Percentage of hardware revenues	139%	128%
Hardware gross margin	$(5,210)	$(1,938)
Hardware gross margin as a percentage of hardware revenue	(39)%	(28)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended April 30, 2012 increased as compared to the same prior year period as we sold more units into the MSO channel during the three month period as compared to the same prior year period. We also recorded an inventory impairment charge of $2.0 million in the three months ended April 30, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
Hardware gross margin loss for the three months ended April 30, 2012 increased by $3.3 million, as compared to the same prior year period largely due to an increased number of units sold into the MSO channel during this quarter as compared to the same prior year period.
Research and development expenses.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Research and development expenses	$30,560	$27,228
Change from same prior year period	12%	46%
Percentage of net revenues	45%	60%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Thus, the increase in research and development expenses of $3.3 million for the three months ended April 30, 2012, as compared to the same prior year period was largely related to increased headcount, headcount related, and consulting costs. For the fiscal year ending January 31, 2013, we currently expect our research and development spend to be relatively flat as compared to the fiscal year ended January 31, 2012 as we work towards reducing our quarterly research and development expenses later in the fiscal year.
Sales and marketing expenses.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$6,224	$6,337
Change from same prior year period	(2)%	(18)%
Percentage of net revenues	9%	14%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three months ended April 30, 2012 remained relatively flat as compared to the same prior year period.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,257	$1,233
Change from same prior year period	2%	(61)%
Percentage of net revenues	2%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three months ended April 30, 2012 remained relatively flat as compared to the same prior year period. We expect these cost to increase in the remainder of fiscal 2013 as we plan to promote our new integration of Comcast VOD.
General and administrative expenses.

	Three Months Ended April 30,
	2012	2011
	(In thousands, except percentages)
General and administrative	$16,166	$22,452
Change from same prior year period	(28)%	92%
Percentage of net revenues	24%	49%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three months ended April 30, 2012, general and administrative expenses decreased by $6.3 million as compared to the same prior year period. This decrease was largely related to decreased litigation related spending of $3.1 million and decreased headcount and headcount related costs of $2.2 million.
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the three months ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the three months ended April 30, 2011. There was no similar transaction for the three months ended April 30, 2012.
Interest income. Interest income for the three months ended April 30, 2012 and 2011 was $908,000 and $3.2 million, respectively. The decrease in interest of $2.3 million for the quarter ended April 30, 2012 as compared to the same prior year period was related to the $2.9 million in interest received from the Echostar and DISH settlement during the quarter ended April 30, 2011, which increased our cash balance. We did not have a similar transaction in the quarter ended April 30, 2012.
Interest expense and other. Interest and other expense/(benefit) for the three months ended April 30, 2012 was $2.0 million as compared to $2.6 million for the three months ended April 30, 2011. The decrease in interest expense for the three months ended April 30, 2012 as compared to the same prior year period was due to one-time expenses associated with the convertible senior notes in the quarter ended April 30, 2011.
Provision for income taxes. Provision for Income taxes for the three months ended April 30, 2012 and 2011 was $126,000 and $1.1 million, respectively. Higher tax provision in the three months ended April 30, 2011 was related to litigation proceeds recorded in the three months ended April 30, 2011.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of April 30, 2012, we had $567.3 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(44,004)	$(23,843)
Net cash provided by (used in) investing activities	$4,264	$(50,384)
Net cash provided by (used in) financing activities	$(4,208)	$164,985
Net Cash Used in Operating Activities
During the three months ended April 30, 2012 our net cash used in operating activities was $44.0 million as compared to $23.8 million during the same prior year period. This change in operating cash flow was largely related to our net loss during the quarter ended April 30, 2012 combined with increased vendor payments related to inventory, accounts payables, and other accrued liabilities.
Net Cash Provided by (Used in) Investing Activities
The net cash provided by investing activities for the three months ended April 30, 2012 was approximately $4.3 million compared to net cash used in investing activities of $(50.4) million for the same prior year period.
The net cash provided by investing activities for the three months ended April 30, 2012 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $5.9 million (this resulted in a corresponding decrease in short-term investments of $5.9 million). Additionally, during the three months ended April 30, 2012, we acquired property and equipment of $1.6 million which is used to support our business.
The net cash provided by investing activities for the three months ended April 30, 2011 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $48.2 million (this resulted in a corresponding decrease in short-term investments of $48.2 million). Additionally, during the three months ended April 30, 2011, we acquired property and equipment of $1.9 million which is used to support our business.
Net Cash Provided by (Used in) Financing Activities
The net cash used by financing activities for the three months ended April 30, 2012 was approximately $4.2 million as compare to net cash provided by financing activities of $165.0 million for the same prior year period. This decrease in the net cash provided by financing activities is related to our convertible debt transaction that occurred during the quarter ended April 30, 2011 and provided $166.1 million. There was no such similar transaction during the quarter ended April 30, 2012.
For the three months ended April 30, 2012 the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $2.7 million. These amounts were more than offset by the repurchase of $6.9 million in restricted stock to satisfy employee tax withholdings on stock-based awards.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Operating leases	$13,178	$2,822	$5,663	$4,693	$—
Purchase obligations	19,933	19,933	—	—	—
Total contractual cash obligations	$33,111	$22,755	$5,663	$4,693	$—
Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory. As discussed earlier in Cost of Hardware revenues, we recorded an inventory impairment charge of $2.0 million in the three months ended April 30, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
As of April 30, 2012, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and government securities. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2012 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information under the heading “Legal Matters” set forth under Note 6. of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2012 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2012, and subsequent reports on Form 8-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities
We have reacquired shares of stock from employees upon the vesting of restricted stock that was granted under our Amended & Restated1999 Employee Incentive Plan and our Amended & Restated 2008 Equity Incentive Award Plan. These shares were forfeited by the employees and reacquired by us to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
February 1, through February 29, 2012	339,555	$11.99	—	$—
March 1, through March 31, 2012	241,835	$11.90	—	$—
April 1, through April 30, 2012	—	$—	—	$—
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. During the three months ended April 30, 2012, we did not repurchase any shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed on September 10, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 24, 2012).
10.1	Fifth Amendment to Lease Agreement, dated as of March 26, 2012, between Bixby Technology Center, LLC and TiVo Inc. (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 1, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 1, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated June 1, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated June 1, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	6/1/2012	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	6/1/2012	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)