Form 10-Q
period 2012-07-31
TIVO INC
filed 2012-08-31
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 124,447,707 as of August 15, 2012.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2012

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

•
our estimates of the useful life of TiVo-enabled digital video recorders ("DVRs") in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions, and our estimates of the effects of product lifetime subscriptions on churn;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our expectations regarding future growth in subscriptions to the TiVo Service, including future increases in our multiple system operators' and broadcasters' ("MSOs") subscription base and the possibility of future decreases in the TiVo-Owned subscription base;

•
our intentions to grow the number of TiVo-Owned subscriptions through our relationships with major retailers and our expectations with respect to future gross additions in our TiVo-Owned subscriptions;

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

subscription growth or attrition and future technology and service revenues;

•
our expectations regarding the future amount of our research and development spending and associated ability to remain competitive and a technology innovator in advanced television solutions beyond the DVR;

•
our expectations regarding future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners and our ability to receive revenues equal to or great than such deferred expenses from such television distribution partners;

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

•
our expectations with respect to the usability of our current finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced after we have committed manufacturing resources due to long lead times requiring us to record additional write-downs if such inventories exceed forecasted demand;

•	our expectations regarding our ability to fund operations, capital expenditures, and working capital needs during the next year;

•	our expectations regarding our ability to raise additional capital through the financial markets in the future;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our expectations and estimates related to long-term investments and their associated carrying value.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,514	$169,555
Short-term investments	420,268	449,244
Accounts receivable, net of allowance for doubtful accounts of $334 and $370, respectively	26,117	24,665
Inventories	26,583	18,925
Deferred cost of technology revenues, current	4,835	4,400
Prepaid expenses and other, current	12,020	12,106
Total current assets	612,337	678,895
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $48,114 and $47,170, respectively	9,924	9,191
Intangible assets and capitalized software, net of accumulated amortization of $19,047 and $17,797, respectively	13,507	4,677
Deferred cost of technology revenues, long-term	24,755	23,546
Goodwill	10,139	—
Prepaid expenses and other, long-term	3,425	3,501
Total long-term assets	61,750	40,915
Total assets	$674,087	$719,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21,519	$32,102
Accrued liabilities	37,568	45,341
Deferred revenue, current	76,633	74,986
Total current liabilities	135,720	152,429
LONG-TERM LIABILITIES
Deferred revenue, long-term	92,325	81,336
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	598	518
Total long-term liabilities	265,423	254,354
Total liabilities	401,143	406,783
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 127,290,963 and 123,073,486, respectively, and outstanding shares are 124,242,699 and 121,616,908, respectively	127	123
Treasury stock, at cost: 3,048,264 shares and 1,456,578 shares, respectively	(29,034)	(13,788)
Additional paid-in capital	1,027,235	1,003,696
Accumulated deficit	(725,578)	(677,064)
Accumulated other comprehensive income	194	60
Total stockholders’ equity	272,944	313,027
Total liabilities and stockholders’ equity	$674,087	$719,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues
Service revenues	$32,302	$34,016	$62,923	$67,350
Technology revenues	21,825	15,586	45,712	21,089
Hardware revenues	11,129	11,580	24,390	18,495
Net revenues	65,256	61,182	133,025	106,934
Cost of revenues
Cost of service revenues	8,871	9,089	17,250	17,889
Cost of technology revenues	3,792	3,813	10,078	10,833
Cost of hardware revenues	14,431	13,401	32,902	22,254
Total cost of revenues	27,094	26,303	60,230	50,976
Gross margin	38,162	34,879	72,795	55,958
Research and development	29,652	26,042	60,212	53,270
Sales and marketing	7,243	6,905	13,467	13,242
Sales and marketing, subscription acquisition costs	2,372	2,441	3,629	3,674
General and administrative	25,429	17,826	41,595	40,278
Litigation proceeds	—	—	—	(175,716)
Total operating expenses	64,696	53,214	118,903	(65,252)
Income (loss) from operations	(26,534)	(18,335)	(46,108)	121,210
Interest income	852	678	1,760	3,841
Interest expense and other income (expense)	(1,966)	(1,965)	(3,948)	(4,589)
Income (loss) before income taxes	(27,648)	(19,622)	(48,296)	120,462
Benefit from (provision for) income taxes	(93)	71	(219)	(988)
Net income (loss)	$(27,741)	$(19,551)	$(48,515)	$119,474

Net income (loss) per common share
Basic	$(0.23)	$(0.17)	$(0.41)	$1.03
Diluted	$(0.23)	$(0.17)	$(0.41)	$0.91

Income (loss) for purposes of computing net income (loss) per share:
Basic	(27,741)	(19,551)	(48,515)	119,474
Diluted	(27,741)	(19,551)	(48,515)	122,472

Weighted average common and common equivalent shares:
Basic	119,137,118	116,146,567	119,041,708	115,695,989
Diluted	119,137,118	116,146,567	119,041,708	135,161,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Net income (loss)	$(27,741)	$(19,551)	$(48,515)	$119,474
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	21	(81)	134	(85)
Reclassification adjustment for gains on available-for-sale securities realized during the period	—	—	—	510
Subtotal available-for-sale securities	$21	$(81)	$134	$425
Total comprehensive income (loss)	$(27,720)	$(19,632)	$(48,381)	$119,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(48,515)	$119,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	4,158	4,493
Stock-based compensation expense	16,145	14,559
Amortization of discounts and premiums on investments	3,053	1,010
Non-cash loss on over allotment option and non-cash interest expense	481	1,952
Utilization and write-down of trade credits	—	619
Allowance for doubtful accounts	77	267
Changes in assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(734)	4,498
Inventories	(7,658)	(360)
Deferred cost of technology revenues	(1,354)	(9,178)
Prepaid expenses and other	651	(2,155)
Accounts payable	(13,191)	985
Accrued liabilities	(8,643)	3,887
Deferred revenue	11,555	106,998
Deferred rent and other long-term liabilities	80	314
Net cash provided by (used in) operating activities	$(43,895)	$247,363
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(229,764)	(567,013)
Sales or maturities of long-term and short-term investments	255,573	174,222
Acquisition of business, net of cash and cash equivalents acquired	(17,579)	—
Acquisition of property and equipment	(3,239)	(3,148)
Acquisition of capitalized software and intangibles	—	(281)
Net cash provided by (used in) investing activities	$4,991	$(396,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	—	166,109
Proceeds from issuance of common stock related to exercise of common stock options	3,368	7,479
Proceeds from issuance of common stock related to employee stock purchase plan	3,741	3,284
Treasury stock - repurchase of stock	(15,246)	(3,209)
Net cash provided by (used in) financing activities	$(8,137)	$173,663
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(47,041)	$24,806
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	169,555	71,221
Balance at end of period	$122,514	$96,027

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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, and software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD, switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. The Company is cautious about its ability to grow or maintain its TiVo-Owned subscription base in the near term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2012 and January 31, 2012 and the results of operations and the statement of other comprehensive income (loss) for the three and six month periods ended July 31, 2012 and 2011 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2012. Operating results for the three and six month periods ended July 31, 2012 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2013 or any other periods.

3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	July 31, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$6,715	$7,016
Cash equivalents:
Commercial paper	58,985	106,024
Certificates of deposit	2,000	5,000
Money market funds	54,814	51,515
Total cash and cash equivalents	122,514	169,555
Marketable securities:
Certificates of deposit	42,144	52,568
Commercial paper	86,514	81,272
Corporate debt securities	176,746	206,910
US agency securities	24,995	27,332
US Treasury securities	53,506	50,421
Variable-rate demand notes	410	470
Asset and mortgage-backed securities	21,516	13,087
Municipal bonds	14,437	17,184
Current marketable debt securities	420,268	449,244
Total cash, cash equivalents, and marketable securities	$542,782	$618,799
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset and mortgage-backed securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	July 31, 2012	January 31, 2012
	(in thousands)
Due within 1 year	$348,751	$402,164
Due within 1 year through 5 years	71,107	46,610
Due within 5 years through 10 years	—	—
Due after 10 years	410	470
Total	$420,268	$449,244
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$42,127	$17	$—	$42,144
Commercial paper	86,472	42	—	86,514
Corporate debt securities	176,645	136	(35)	176,746
US agency securities	24,998	3	(6)	24,995
US Treasury securities	53,498	8	—	53,506
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	21,495	21	—	21,516
Municipal bonds	14,433	4	—	14,437
Total	$420,078	$231	$(41)	$420,268

	As of January 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$52,625	$—	$(57)	$52,568
Commercial paper	81,298	13	(39)	81,272
Corporate debt securities	206,849	159	(98)	206,910
US agency securities	27,330	3	(1)	27,332
US Treasury securities	50,360	61	—	50,421
Variable-rate demand notes	470	—	—	470
Asset-backed securities	13,071	16	—	13,087
Municipal bonds	17,186	9	(11)	17,184
Total	$449,189	$261	$(206)	$449,244
None of these investments were in a loss position for greater than twelve months as of July 31, 2012 and January 31, 2012.

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
Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value of these financial liabilities at July 31, 2012 and January 31, 2012 was $172.5 million and the fair value was $194.2 million and $207.3 million, based on the bond's quoted market price as of July 31, 2012 and January 31, 2012, respectively. These bonds are considered Level 2 instruments.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 31, 2012 and January 31, 2012:

	As of July 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$58,985	$—	$58,985	$—
Certificates of deposit	2,000	2,000	—	—
Money market funds	54,814	54,814	—	—
Short-term investments:
Certificates of deposit	42,144	42,144	—	—
Commercial paper	86,514	—	86,514	—
Corporate debt securities	176,746	—	176,746	—
US agency securities	24,995	—	24,995	—
US Treasury securities	53,506	53,506	—	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	21,516	—	21,516	—
Municipal bonds	14,437	—	14,437	—
Total	$536,067	$152,464	$383,603	$—

	As of January 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$106,024	$—	$106,024	$—
Certificates of deposit	5,000	5,000	—	—
Money market funds	51,515	51,515	—	—
Short-term investments:
Certificates of deposit	52,568	52,568	—	—
Commercial paper	81,272	—	81,272	—
Corporate debt securities	206,910	—	206,910	—
US agency securities	27,332	—	27,332	—
US Treasury securities	50,421	50,421	—	—
Variable-rate demand notes	470	—	470	—
Asset-backed securities	13,087	—	13,087	—
Municipal bonds	17,184	—	17,184	—
Total	$611,783	$159,504	$452,279	$—

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
Level 3 Measurements
As of July 31, 2012, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.

5. INVENTORY
Inventory was as follows:

	As of
	July 31, 2012	January 31, 2012
	(in thousands)
Raw Materials	$8,527	$4,660
Finished Goods	18,056	14,265
Total Inventory	$26,583	$18,925

6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2012 and January 31, 2012, the accrued warranty reserve was $161,000 and $194,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of July 31, 2012, the extended warranty deferred revenue and cost was $887,000 and $273,000, respectively. As of January 31, 2012, the extended warranty deferred revenue and cost was $913,000 and $280,000, respectively.
Indemnification Arrangements
The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities and the Company provides indemnification for its directors and officers in accordance with Delaware law. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification would arise in the event that a third-party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third-party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.
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
Legal Matters
Intellectual Property Litigation.
On August 26, 2009, TiVo filed a complaint against Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaint seeks, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims seek declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patent Nos.: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon seeks, among other things, damages and a permanent injunction. On September 17, 2010, the Court issued an order denying Verizon's motion to transfer. On May 18, 2011, the Court entered the parties' stipulation dismissing with prejudice all of Verizon's claims concerning U.S. Patent No. 7,561,214. The Court issued its claim construction order on March 12, 2012. On April 24, 2012, the Court dismissed without prejudice all of Verizon's claims concerning U.S. Patent No. 6,381,748 because the asserted claims of the patent had been found invalid by another court. The Court did not preclude Verizon from re-filing its asserted claims subsequent to resolution of the appeal if the Court's finding of invalidity is reversed. On May 16, 2012, the Court entered the parties' stipulation dismissing with prejudice all of Verizon's claims concerning U.S. Patent Nos. 5,635,979 and 5,973,684. On June 6, 2012, the Court granted TiVo's motion for leave to amend its infringement contentions to add specific infringement allegations against Cisco products sold by Verizon. On July 6, 2012, Verizon filed a stipulation dismissing with prejudice all of Verizon's claims concerning U.S. Patent Nos. 6,367,078. On July 9, 2012, the Court granted Verizon's motion for reconsideration, rescinding and setting aside its June 6, 2012 order regarding Verizon/Cisco products. On July 23, 2012, the Court issued a schedule with the initial pre-trial conference set for September 12, 2012, and jury selection set for October 1, 2012. The Company is incurring material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450, Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos. : 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On July 6, 2011, the Court stayed the case until January 3, 2012 due to overlapping issues with the TiVo v. Verizon case and scheduled a status conference for January 4, 2012. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On June 20, 2012, Time Warner Cable moved to sever and stay TiVo's claims against it. On June 27, 2012, the Court issued a schedule with a pre-trial conference set for April 17, 2013, and jury selection set for May 6, 2013. On July 17, 2012, the Court issued a schedule reflecting these same dates. On July 18, 2012, the Court issued an order denying Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Motorola products sold by Time Warner Cable, and granted Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Cisco products sold by Time Warner Cable, ordering that Time Warner Cable be added as a party to the TiVo v. Cisco action, discussed below. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's, or FASB, ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. On August 10, 2012, the Court granted TiVo's motion to transfer this action to the TiVo v. Cisco action, discussed below. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On June 4, 2012, TiVo filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On June 21, 2012, Cisco moved to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action, discussed above. On June 29, 2012, Cisco answered TiVo's complaint. On July 17, 2012, the Court scheduled a status conference for August 29, 2012. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On August 10, 2012, the Court denied Cisco's motion to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo in the District of Delaware alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT seeks an injunction and unspecified damages. On March 22, 2012,

Digital CBT dismissed the Delaware complaint and filed a substantially identical complaint in the Central District of California. On July 18, 2012, Digital CBT informed the Company of a potential standing issue with the March 22, 2012 complaint because it appeared that Digital CBT did not have the necessary rights to assert infringement of the '173 patent against the Company. On July 26, 2012, Digital CBT refiled its March 22, 2012 complaint against the Company in the Central District of California. On July 30, 2012, Digital CBT filed a motion to dismiss the Company's complaint against Digital CBT, discussed below. On August 20, 2012, the Company responded to Digital CBT's motion to dismiss. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On July 24, 2012, the Company filed a complaint against Digital CBT in the Northern District of California requesting declaratory judgment that U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System") is invalid and not infringed. On August 21, 2012, a case management conference was scheduled for October 25, 2012. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of July 31, 2012, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $3.2 million for a recent arbitration award related to a contractual dispute. The Company expenses legal costs as they are incurred.

7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities is the diluted effect of the convertible senior notes which is calculated using the if-converted method.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$(27,741)	$(19,551)	$(48,515)	$119,474
Interest on dilutive notes	—	—	—	2,998
Net income (loss) for purpose of computing net income (loss) per diluted share	(27,741)	(19,551)	(48,515)	122,472
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	119,137,118	116,146,567	119,041,708	115,695,989
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—	—	4,002,946
Convertible senior notes	—	—	—	15,462,193
Denominator for diluted net income (loss) per common share	119,137,118	116,146,567	119,041,708	135,161,128
Basic net income (loss) per common share	$(0.23)	$(0.17)	$(0.41)	$1.03
Diluted net income (loss) per common share	$(0.23)	$(0.17)	$(0.41)	$0.91
The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share in the three and six months ended July 31, 2012 and 2011 per share do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Unvested restricted stock	6,662,683	5,844,661	6,028,404	1,181,913
Options to purchase common stock	10,648,168	11,911,682	10,765,800	4,517,247
Potential shares to be issued from ESPP	66,136	52,765	66,136	—
Total	17,376,987	17,809,108	16,860,340	5,699,160

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2012 and 2011, respectively is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Cost of service revenues	$343	$226	$562	$401
Cost of technology revenues	269	126	618	689
Research and development	3,282	2,660	6,727	5,186
Sales and marketing	1,178	1,059	1,784	1,970
General and administrative	3,624	2,831	6,454	6,313
Change in deferred cost of technology revenues	154	548	290	591
Total stock-based compensation	$8,850	$7,450	$16,435	$15,150
9. TRA ACQUISITION
On July 18, 2012, the Company completed its acquisition of TRA Global, Inc. (“TRA”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 10, 2012 for the cash amount of $18.8 million.  TRA is a privately-held, media and marketing research company headquartered in New York, New York. The acquisition of TRA supports the Company's mission to be a leader in audience research measurement solutions. TRA's results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning July 18, 2012. Acquisition costs, which were expensed as incurred, were approximately $592,000 and $633,000 for the three and six months ended July 31, 2012, respectively. The acquisition was not material and TRA's audience measurement revenues generated from this acquisition were not significant in the three months ended July 31, 2012 due to the short period of time TRA's results were consolidated.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective preliminary fair values on the acquisition date. The Company's allocation of the total purchase price is as follows (in thousands):

Description	Value
Cash	$1,185
Accounts receivable and other assets	1,639
Liabilities	(4,279)
Identifiable intangibles	10,080
Goodwill	10,139
Total	$18,764

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in Years	Fair Value
Software Technology: Media TRAnalytics	5	$7,040
Customer relationships	7	$2,840
Trade name	3	$200
Total identifiable intangible assets		$10,080
The Company does not believe there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. The Company's management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs.
Goodwill
The goodwill amount of $10.1 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.

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
Company Overview
We are a leading provider of software, technology, in-home, and outside-of-the-home cloud-based video solutions, which are included in such products as DVRs, non-DVR set-top boxes (STBs) and other consumer electronic applications and devices, such as the tablet. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television and receive videos, pictures, and movies from cable, broadcast, and broadband sources. We offer features such as Season Pass®™ recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), WishList® searches, access cable VOD, the ability to transfer content amongst our DVRs and non-DVR STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads, iPhones, and Android phones and tablets). As of July 31, 2012, there were approximately 2.7 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned DVRs and non-DVR STBs through agreements with leading satellite and cable television service providers and broadcasters. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry. We recently acquired a data analytics company, TRA Global, Inc. (or TRA) on July 18, 2012. We believe this acquisition is strategic for our data analytics business, establishes new revenue enhancing opportunities, and bolsters our ability to provide unique insights to an industry increasingly seeking alternative ways to measure audience behavior.
We have and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. During the fiscal year ended January 31, 2012, we settled such a lawsuit with DISH for $500 million and with AT&T for $215 million, with the potential for additional amounts based on the possible future growth of AT&T's U-verse business. While we have recorded the portion of these settlements that related to past infringement as litigation proceeds in the quarter in which the settlements occurred, the amounts related to future use are recognized by us as technology revenues from the licensing of our technology over the remaining term of the license. We currently have additional lawsuits pending against Verizon, Motorola, Cisco, and Time Warner Cable.
Executive Overview
Fiscal year 2013
In the remainder of the fiscal year ending January 31, 2013, we plan to continue to focus on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution agreements, and continue deployment activities for our existing distribution agreements. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. Our installed base of MSO subscriptions had strong growth in the quarter ended July 31, 2012. We expect this new trend of growth in our MSO subscription base to continue through rest of fiscal year 2013 and into next year with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further losses in our TiVo-Owned subscription base stemming from continued competition and our efforts to manage the amount of TiVo-Owned marketing dollars we are devoting to TiVo-Owned subscription acquisition activities.
•We believe that our investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we expect our annual research and development spending in fiscal year 2013 to be consistent with the fiscal year ended January 31, 2012 as we continue to pursue new technological and product developments such as the continued development of whole-home and multi-screen offerings which include non-DVR STBs and software solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, increasing our operational capacity to handle increased operator deployments, and gaining more efficiency in our distribution efforts. However, we do expect our research and development costs to decrease in the second half of the year as compared to the first half.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur litigation expenses for our ongoing patent infringement lawsuits, which include litigation with Verizon, Motorola, Cisco, and Time Warner Cable.
•We expect to continue our development efforts under our existing MSO deployment agreements. To the extent that our upfront development efforts are not paid for through development fees from such arrangements, but such development expenses are recoverable through future guaranteed service fees from these MSOs, we will defer the cost of the development and start expensing it in our Statement of Operations later upon deployment with the MSO. As of July 31, 2012, we have deferred costs of approximately $29.6 million related to development work, largely related to Virgin, ONO, and Charter. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues will negatively impact the average revenue per subscription ("ARPU") for MSOs' metric until such service fees are later recognized as service revenues. We expect that our MSO ARPU will be negatively impacted by the recovery of these previously incurred development costs in fiscal year 2013. We also face the risk of unexpected losses if we were forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled DVRs and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as DIRECTV, Virgin Media, Cableuropa S.A.U. (“ONO”), RCN, Grande, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Jul 31 2012	Apr 30 2012	Jan 31 2012	Oct 31 2011	Jul 31 2011	Apr 30 2011	Jan 31 2011	Oct 31 2010
TiVo-Owned Subscription Gross Additions:	28	24	32	30	25	27	60	35
Subscription Net Additions/(Losses):
TiVo-Owned	(23)	(29)	(26)	(30)	(43)	(58)	(55)	(45)
MSOs	253	235	260	147	10	(30)	(168)	(67)
Total Subscription Net Additions/(Losses)	230	206	234	117	(33)	(88)	(223)	(112)
Cumulative Subscriptions:
TiVo-Owned	1,057	1,080	1,109	1,135	1,165	1,208	1,266	1,321
MSOs	1,658	1,405	1,170	910	763	753	783	951
Total Cumulative Subscriptions	2,715	2,485	2,279	2,045	1,928	1,961	2,049	2,272
Fully Amortized Active Lifetime Subscriptions	221	238	253	270	286	307	310	282
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	54%	55%	55%	56%	57%	57%	56%	56%

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
TiVo-Owned subscriptions declined by 23,000 subscriptions during the three months ended July 31, 2012, as compared to a decrease of 43,000 in the same prior year period. This improvement was primarily driven by decreased churn. TiVo-Owned installed subscription base decreased to approximately 1.1 million subscriptions as of July 31, 2012 as compared to approximately 1.2 million as of July 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. Despite our efforts to improve TiVo-Owned net additions, we expect current trends will likely continue and that we will experience further net losses in our TiVo-Owned subscription base in fiscal year 2013.
Our MSO installed subscription base increased by 253,000 subscriptions to approximately 1.7 million subscriptions as of July 31, 2012. The increase in subscriptions is due to subscription growth from partners such as Virgin Media, RCN, Suddenlink, ONO, Grande, and others.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010
Average TiVo-Owned subscriptions	1,068	1,095	1,122	1,149	1,188	1,238	1,296	1,345
TiVo-Owned subscription cancellations	(51)	(53)	(58)	(60)	(68)	(85)	(115)	(80)
TiVo-Owned churn rate per month	(1.6)%	(1.6)%	(1.7)%	(1.7)%	(1.9)%	(2.3)%	(3.0)%	(2.0)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.6)% and (1.9)% for the quarters ended July 31, 2012 and 2011, respectively.
We expect churn to be lower on a percentage basis and on an absolute basis in the fiscal year ending January 31, 2013 as compared to the fiscal year ended January 31, 2012 as a result of a decrease in inactive product lifetime subscriptions and as high definition subscriptions, which tend to have a lower churn rate than standard definition subscriptions, become a larger portion of our base.
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

	Three Months Ended
	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$2,372	$1,257	$1,320	$2,398	$2,441	$1,233	$2,214	$1,398
Hardware revenues	(11,129)	(13,261)	(16,428)	(12,970)	(11,580)	(6,915)	(14,436)	(9,532)
Less: MSOs'-related hardware revenues	6,696	9,268	11,641	8,998	8,079	2,765	4,431	3,416
Cost of hardware revenues	14,431	18,471	20,368	16,817	13,401	8,853	24,702	13,566
Less: MSOs'-related cost of hardware revenues	(5,399)	(10,159)	(9,412)	(6,351)	(6,019)	(1,795)	(3,298)	(2,618)
Total Acquisition Costs	6,971	5,576	7,489	8,892	6,322	4,141	13,613	6,230
TiVo-Owned Subscription Gross Additions	28	24	32	30	25	27	60	35
Subscription Acquisition Costs (SAC)	$249	$232	$234	$296	$253	$153	$227	$178

	Twelve Months Ended
	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$7,347	$7,416	$7,392	$8,286	$7,286	$6,211	$8,169	$7,977
Hardware revenues	(53,788)	(54,239)	(47,893)	(45,901)	(42,463)	(40,364)	(51,618)	(60,571)
Less: MSOs'-related hardware revenues	36,603	37,986	31,483	24,273	18,691	12,213	14,885	23,272
Cost of hardware revenues	70,087	69,057	59,439	63,773	60,522	58,667	69,033	72,293
Less: MSOs'-related cost of hardware revenues	(31,321)	(31,941)	(23,577)	(17,463)	(13,730)	(8,933)	(11,296)	(20,062)
Total Acquisition Costs	28,928	28,279	26,844	32,968	30,306	27,794	29,173	22,909
TiVo-Owned Subscription Gross Additions	114	111	114	142	147	154	160	146
Subscription Acquisition Costs (SAC)	$254	$255	$235	$232	$206	$180	$182	$157

As a result of the seasonal nature of our subscription growth in the past, total acquisition costs have varied significantly during the year. Management primarily reviews the SAC metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscriptions. For example, we have historically experienced increased TiVo-Owned subscription gross additions during the fourth quarter; however, sales and marketing, subscription acquisition activities occur throughout the year.

During the three months ended July 31, 2012, our total acquisition costs were $7.0 million, an increase of $649,000, as compared to the same prior year period primarily due to higher manufacturing cost of our DVRs which was largely driven by the higher cost of hard drives due to the 2011 flooding in Thailand. The decrease in SAC of $4 for the three months ended July 31, 2012 as compared to the same prior year period was largely a result of the increase in total subscription gross additions during the three month period as compared to the same prior year period.
During the twelve months ended July 31, 2012 our total acquisition costs were $28.9 million, a decrease of $1.4 million compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs remained relatively flat, as compared to the same prior year period due to lower incentives for some of our retailers and less aggressive upfront pricing on TiVo boxes to consumers, which was slightly offset by the higher manufacturing cost of our DVRs. The increase in SAC of $48 for the twelve months ended July 31, 2012 as compared to the same prior year period was largely a result of decreases in TiVo-Owned subscription gross additions.
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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010
	(In thousands, except ARPU)
Total service revenues	32,302	30,621	31,578	32,413	34,016	33,334	34,453	34,298
Less: MSOs’-related service revenues	(5,326)	(3,929)	(4,472)	(4,087)	(4,371)	(3,962)	(4,294)	(3,670)
TiVo-Owned-related service revenues	26,976	26,692	27,106	28,326	29,645	29,372	30,159	30,628
Average TiVo-Owned revenues per month	8,992	8,897	9,035	9,442	9,882	9,791	10,053	10,209
Average TiVo-Owned subscriptions per month	1,068	1,095	1,122	1,149	1,188	1,238	1,296	1,345
TiVo-Owned ARPU per month	$8.42	$8.13	$8.05	$8.22	$8.31	$7.91	$7.76	$7.59
The increase in TiVo-Owned ARPU per month for the three months ended July 31, 2012 as compared to the same prior year period was largely due to a greater amount of our TiVo-Owned subscription base paying higher subscription fees as a result of the higher monthly subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011 which ended in the first quarter of fiscal year 2013.
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

	Three Months Ended
MSOs’ Average Revenue per Subscription	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010
	(In thousands, except ARPU)
Total service revenues	32,302	30,621	31,578	32,413	34,016	33,334	34,453	34,298
Less: TiVo-Owned-related service revenues	(26,976)	(26,692)	(27,106)	(28,326)	(29,645)	(29,372)	(30,159)	(30,628)
MSOs’-related service revenues	5,326	3,929	4,472	4,087	4,371	3,962	4,294	3,670
Average MSOs’ revenues per month	1,775	1,310	1,491	1,362	1,457	1,321	1,431	1,223
Average MSOs’ subscriptions per month	1,539	1,283	1,049	828	753	768	905	984
MSOs’ ARPU per month	$1.15	$1.02	$1.42	$1.65	$1.94	$1.72	$1.58	$1.24

The MSOs’ ARPU per month for the quarter ended July 31, 2012 decreased by $0.79 per subscription at $1.15 per subscription, as compared to the same prior year period. This decrease in MSOs' ARPU per month is due to the increased number of average MSO monthly subscriptions combined with the fact that subscription additions from some newly launched deployment agreements, including Virgin, do not necessarily correspond to an increase in service revenues as the cost of development for an MSO customer may have been deferred on our condensed consolidated balance sheet and such MSO service fees are first recognized as technology revenues until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. During the six months ended July 31, 2012 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations
Net Revenues.
Our net revenues for the three and six months ended July 31, 2012 and 2011 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2012		2011		2012		2011
	(In thousands, except percentages)
Service revenues	$32,302	50%	$34,016	56%	$62,923	47%	$67,350	63%
Technology revenues	$21,825	33%	$15,586	25%	$45,712	34%	$21,089	20%
Hardware revenues	$11,129	17%	$11,580	19%	$24,390	19%	$18,495	17%
Net revenues	$65,256	100%	$61,182	100%	$133,025	100%	$106,934	100%
Change from same prior year period	7%		19%		24%		(5)%

Service Revenues. The decrease in Service revenues of $1.7 million and $4.4 million in the three and six months ended July 31, 2012,respectively, as compared to the same prior year periods was due to a lower cumulative TiVo-Owned subscription base combined with the total number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. Additionally, effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months on a prospective basis for product lifetime subscriptions acquired on or after October 31, 2006, which resulted in lower quarterly revenue for these subscriptions.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2012 increased by $6.2 million and $24.6 million, respectively, as compared to the same prior year periods primarily due to our agreement with DISH Network, which generates $11.1 million in revenue per quarter and our agreement with AT&T which generates $6.1 million in revenue per quarter. Technology revenues for the three and six months ended July 31, 2012 increased $435,000 and $1.6 million, respectively, as compared to same prior year periods.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended July 31, 2012 decreased by $451,000, as compared to the same prior year period. This decrease in net hardware revenues is largely related to decreased hardware sales to our MSO customers during the period.
Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the six months ended July 31, 2012 increased by $5.9 million as compared to the same prior year period. This increase in net hardware revenues for the six months ended July 31, 2012 is largely related to increased hardware sales to our MSO customers during the period.
Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of service revenues	$8,871	$9,089	$17,250	$17,889
Change from same prior year period	(2)%	(8)%	(4)%	(12)%
Percentage of service revenues	27%	27%	27%	27%
Service gross margin	$23,431	$24,927	$45,673	$49,461
Service gross margin as a percentage of service revenues	73%	73%	73%	73%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues decreased by $218,000 and $639,000 for the three and six months ended July 31, 2012, respectively, as compared to the same prior year periods. This decrease in cost of service revenues is largely related to lower headcount and headcount related costs.
Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of technology revenues	$3,792	$3,813	$10,078	$10,833
Change from same prior year period	(1)%	(9)%	(7)%	17%
Percentage of technology revenues	17%	24%	22%	51%
Technology gross margin	$18,033	$11,773	$35,634	$10,256
Technology gross margin as a percentage of technology revenues	83%	76%	78%	49%

Cost of technology revenues includes costs associated with our development work primarily for DIRECTV, Virgin, and our other international and domestic projects. Cost of technology revenues for the three months ended July 31, 2012 was relatively flat as compared to the same prior year period.

The decrease of $755,000 in cost of technology revenues in the six months ended July 31, 2012 was related primarily to the fact that the prior year period included $1.5 million of cost of technology revenue that was deemed not recoverable from a customer, offset by higher cost of technology revenue related to increased amounts of revenue we were able to recognize for development work performed during the current period as compared to the same prior year period due to the achievement of certain milestones that allow us to generate progress billings.
The increase in technology gross margin for the three and six months ended July 31, 2012 as compared to the same prior year periods was primarily due to the revenue recognized from our DISH and AT&T agreements.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $29.6 million related to development work, largely related to Virgin, ONO, and Charter, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at July 31, 2012. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of hardware revenues	$14,431	$13,401	$32,902	$22,254
Change from same prior year period	8%	16%	48%	(28)%
Percentage of hardware revenues	130%	116%	135%	120%
Hardware gross margin (loss)	$(3,302)	$(1,821)	$(8,512)	$(3,759)
Hardware gross margin as a percentage of hardware revenue	(30)%	(16)%	(35)%	(20)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended July 31, 2012 increased by $1.0 million as compared to the same prior year period primarily due to higher cost of hard drives resulting from manufacturing disruption due to flooding in Thailand in late calendar 2011.
Our cost of hardware revenues for the six month period ending July 31, 2012 increased compared to the same prior year period by $10.6 million. The majority of the cost increase was due to larger volume of products sold to our MSO customers by $7.7 million. Additionally, costs increased due to higher cost of hard drives resulting from manufacturing disruption due to flooding in Thailand in late calendar 2011. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the six months ended July 31, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
Hardware gross margin (loss) for the three and six months ended July 31, 2012 increased by $1.5 million and $4.8 million, respectively, as compared to the same prior year periods largely due to higher cost of hard drives and write-down of charges during fiscal 2013. These increased costs were slightly offset by increased volume of products sold to our MSO customers.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Research and development expenses	$29,652	$26,042	$60,212	$53,270
Change from same prior year period	14%	35%	13%	40%
Percentage of net revenues	45%	43%	45%	50%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. The increase in research and development expenses of $3.6 million and $6.9 million for the three and six months ended July 31, 2012, respectively, as compared to the same prior year periods was largely related to increased headcount, headcount related, and consulting costs due to increased internal research and development spending.
Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$7,243	$6,905	$13,467	$13,242
Change from same prior year period	5%	4%	2%	(8)%
Percentage of net revenues	11%	11%	10%	12%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three and six months ended July 31, 2012 remained relatively flat as compared to the same prior year period.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,372	$2,441	$3,629	$3,674
Change from same prior year period	(3)%	79%	(1)%	(19)%
Percentage of net revenues	4%	4%	3%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three and six months ended July 31, 2012 remained relatively flat as compared to the same prior year periods. We expect these costs to increase in the remainder of fiscal 2013 as we plan to increase promotion of our products and services into the holiday season.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
General and administrative	$25,429	$17,826	$41,595	$40,278
Change from same prior year period	43%	26%	3%	56%
Percentage of net revenues	39%	29%	31%	38%
Litigation Expense (included in total General and Administrative expense above)	$12,751	$7,332	$18,173	$15,628
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three months ended July 31, 2012, general and administrative expenses increased by $7.6 million, as compared to the same prior year period. This increase was largely related to increased litigation spend of $5.4 million of which $1.7 million is related to our patent enforcement cases and $3.2 million relates to a one-time accrual of a very recent arbitration judgment relating to a contractual dispute. Additionally we experienced increased headcount and headcount related costs of approximately $1.8 million.
During the six months ended July 31, 2012, general and administrative expenses increased by $1.3 million, as compared to the same prior year period. This increase was largely related to increased litigation spend of $2.5 million of which $1.4 million was related to our patent enforcement cases and $3.2 million relates to a one-time accrual of a very recent arbitration judgment relating to a contractual dispute. These increases were partially offset by decreased headcount and headcount related costs of $388,000 and decreased services related spending of $707,000, which were largely related to our convertible debt activities and our DISH settlement transaction.
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the three months ended April 30, 2011. The amount related to interest income was recorded under “Interest income” in the three months ended April 30, 2011. There was no similar transaction for the three and six months ended July 31, 2012.
Interest income. Interest income for the three and six months ended July 31, 2012 was $852,000 and $1.8 million, respectively. Interest income for the three and six months ended July 31, 2011 was $678,000 and $3.8 million, respectively. The increase in interest of $174,000 for the quarter ended July 31, 2012 as compared to the same prior year period was related to the change in TiVo's investment policy. The decrease in interest of $2.1 million for the six month period ended July 31, 2012 compared to the same prior year period was related to the $2.9 million in interest received from the Echostar and DISH settlement during the quarter ended April 30, 2011. We did not have a similar transaction in the quarter ended July 31, 2012.
Interest expense and other. Interest expense and other income for the three and six months ended July 31, 2012 was $2.0 million and $3.9 million, respectively as compared to $2.0 million and $4.6 million for the three and six months ended July 31, 2011, respectively. The decrease in interest expense for the six months ended July 31, 2012 as compared to the same prior year period was due to one-time expenses associated with the convertible senior notes in the quarter ended April 30, 2011.
Benefit from (provision for) for income taxes. Income tax provision for the three and six months ended July 31, 2012 was $93,000 and $219,000, respectively. Benefit from (provision for) income taxes for the three and six months ended July 31, 2011 was $71,000 and $(988,000), respectively. The higher tax provision in the six months ended July 31, 2011was related to litigation proceeds recorded in the six months ended July 31, 2011.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2012, we had $542.8 million of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$(43,895)	$247,363
Net cash provided by (used in) investing activities	$4,991	$(396,220)
Net cash provided by (used in) financing activities	$(8,137)	$173,663
Net Cash Provided by (Used in) Operating Activities
During the six months ended July 31, 2012 our net cash used in operating activities was $(43.9) million as compared to net cash provided by operating activities of $247.4 million during the same prior year period. This change in operating cash flow was largely related to receipt of $300 million in cash upon to our settlement with DISH Network Corporation during the six months ended July 31, 2011.
Net Cash Provided by (Used in) Investing Activities
The net cash provided by investing activities for the six months ended July 31, 2012 was approximately $5.0 million compared to net cash used in investing activities of $(396.2) million for the same prior year period.
The net cash provided by investing activities for the six months ended July 31, 2012 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $25.8 million (this resulted in a corresponding decrease in short-term investments of $25.8 million). Additionally, during the six months ended July 31, 2012, we acquired a subsidiary business, TRA Global, Inc. for $17.6 million, net of cash acquired, and property and equipment of $3.2 million which is used to support our business.
The net cash provided by investing activities for the six months ended July 31, 2011 was largely related to TiVo’s cash management process and the investment of proceeds from the DISH settlement and the issuance of convertible debt through the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $392.8 million (this resulted in a corresponding decrease in short-term investments of $392.8 million). Additionally, during the six months ended July 31, 2011, we acquired property and equipment of $3.1 million which was used to support our business.
Net Cash Provided by (Used in) Financing Activities
The net cash used in financing activities for the six months ended July 31, 2012 was approximately $(8.1) million as compared to net cash provided by financing activities of $173.7 million for the same prior year period. This decrease in the net cash provided by financing activities is related to our issuance of convertible debt that occurred during the quarter ended April 30, 2011 that provided $166.1 million. There was no such similar transaction during the six months ended July 31, 2012.
For the six months ended July 31, 2012 the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $3.4 million and the issuance of common stock related to our employee stock purchase plan of $3.7 million. These amounts were more than offset by the repurchase of $15.2 million in treasury stock acquired during the six month period ended July 31, 2012. Of this $15.2 million, $8.2 million was related to our stock repurchase program with the remaining $7.0 million related to treasury shares acquired from the vesting of restricted stock to satisfy employee tax withholdings on stock-based awards.
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
Financing Agreements
Share Repurchases. On August 11, 2011, the Company's board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. As of July 31, 2012, we had purchased 1,001,321 shares of common stock under this program at a weighted average price of $8.21 per share for an aggregate purchase price of $8.2 million and the remaining authorized amount for stock repurchases under this program is $91.8 million with a termination date of August 29, 2013.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$—	$172,500	$—
Interest on Long-Term Debt Obligations	27,504	6,900	13,800	6,804	—
Operating leases	13,481	3,251	6,203	4,027	—
Purchase obligations	19,690	19,690	—	—	—
Total contractual cash obligations	$233,175	$29,841	$20,003	$183,331	$—
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
As discussed earlier in Cost of Hardware revenues, we recorded an inventory write-down charge of $0.9 million and a loss from adverse purchase commitments on $1.1 million in the three months ended April 30, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
As of July 31, 2012, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2012.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2012 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2012 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2012, and subsequent reports on Form 8-K and Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
We have reacquired shares of stock through our share repurchase program and from employees upon the vesting of restricted stock that was granted under our Amended & Restated 1999 Employee Incentive Plan and our Amended & Restated 2008 Equity Incentive Award Plan. The shares that were forfeited by the employees and reacquired by us were to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and those share amounts are included in the following table:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
May 1, through May 31, 2012	1,223	(1)	$9.57	—	$100,000,000
June 1, through June 30, 2012	1,003,040	(2)	$8.21	1,001,321	$91,777,040
July 1, through July 31, 2012	6,033	(3)	$8.26	—	$91,777,040
(1) During the month of May 2012 TiVo acquired 1,223 shares at a weighted average price of $9.57 from employees upon the vesting of restricted stock.
(2) During the month of June 2012 TiVo acquired 1,719 shares at a weighted average price of $7.91 from employees upon the vesting of restricted stock.
(3) During the month of July 2012 TiVo acquired 6,033 shares at a weighted average price of $8.26 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011 and expires on August 29, 2013. As of July 31, 2012, we had purchased 1,001,321 shares of common stock under this program at a weighted average price of $8.21 per share for an aggregate purchase price of $8.2 million and the remaining authorized amount for stock repurchases under this program is $91.8 million with a termination date of August 29, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's Quarterly Report on Form 10-Q filed on September 10, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 24, 2012).
10.1	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (filed herewith).
10.2	TiVo Inc. Amended & Restated 1999 Equity Stock Purchase Plan (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated August 31, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated August 31, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated August 31, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated August 31, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	8/31/2012	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	8/31/2012	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)