Form 10-Q
period 2012-10-31
TIVO INC
filed 2012-11-30
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 123,848,713 as of November 15, 2012.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2012

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

•
our expectations regarding future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners and our ability to receive revenues equal to or greater than such deferred expenses from such television distribution partners;

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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,466	$169,555
Short-term investments	446,084	449,244
Accounts receivable, net of allowance for doubtful accounts of $396 and $370, respectively	28,388	24,665
Inventories	17,380	18,925
Deferred cost of technology revenues, current	11,725	4,400
Prepaid expenses and other, current	14,954	12,106
Total current assets	695,997	678,895
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $49,566 and $47,170, respectively	10,059	9,191
Intangible assets and capitalized software, net of accumulated amortization of $20,059 and $17,797, respectively	17,350	4,677
Deferred cost of technology revenues, long-term	18,435	23,546
Goodwill	12,281	—
Prepaid expenses and other, long-term	3,165	3,501
Total long-term assets	61,290	40,915
Total assets	$757,287	$719,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,565	$32,102
Accrued liabilities	42,592	45,341
Deferred revenue, current	95,688	74,986
Total current liabilities	166,845	152,429
LONG-TERM LIABILITIES
Deferred revenue, long-term	81,837	81,336
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	539	518
Total long-term liabilities	254,876	254,354
Total liabilities	421,721	406,783
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 127,662,627 and 123,073,486, respectively, and outstanding shares are 123,818,266 and 121,616,908, respectively	128	123
Treasury stock, at cost: 3,844,361 shares and 1,456,578 shares, respectively	(36,915)	(13,788)
Additional paid-in capital	1,038,681	1,003,696
Accumulated deficit	(666,552)	(677,064)
Accumulated other comprehensive income	224	60
Total stockholders’ equity	335,566	313,027
Total liabilities and stockholders’ equity	$757,287	$719,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues
Service revenues	$35,228	$32,413	$98,151	$99,763
Technology revenues	25,727	19,391	71,439	40,480
Hardware revenues	21,072	12,970	45,462	31,465
Net revenues	82,027	64,774	215,052	171,708
Cost of revenues
Cost of service revenues	11,238	9,265	28,488	27,154
Cost of technology revenues	5,779	7,721	15,857	18,554
Cost of hardware revenues	23,434	16,817	56,336	39,071
Total cost of revenues	40,451	33,803	100,681	84,779
Gross margin	41,576	30,971	114,371	86,929
Research and development	28,277	27,272	88,489	80,542
Sales and marketing	7,958	6,753	21,425	19,995
Sales and marketing, subscription acquisition costs	1,560	2,398	5,189	6,072
General and administrative	21,772	18,032	63,367	58,310
Litigation proceeds	(78,441)	—	(78,441)	(175,716)
Total operating expenses	(18,874)	54,455	100,029	(10,797)
Income (loss) from operations	60,450	(23,484)	14,342	97,726
Interest income	1,383	759	3,143	4,600
Interest expense and other income (expense), net	(1,958)	(2,015)	(5,906)	(6,604)
Income (loss) before income taxes	59,875	(24,740)	11,579	95,722
Benefit from (provision for) income taxes	(848)	242	(1,067)	(746)
Net income (loss)	$59,027	$(24,498)	$10,512	$94,976

Net income (loss) per common share
Basic	$0.49	$(0.21)	$0.09	$0.82
Diluted	$0.44	$(0.21)	$0.09	$0.74

Income (loss) for purposes of computing net income (loss) per share:
Basic	$59,027	$(24,498)	$10,512	$94,976
Diluted	$60,992	$(24,498)	$10,512	$99,989

Weighted average common and common equivalent shares:
Basic	119,363,613	117,232,354	119,149,010	116,208,111
Diluted	138,587,931	117,232,354	123,353,443	135,722,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net income (loss)	$59,027	$(24,498)	$10,512	$94,976
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	30	(224)	164	(309)
Reclassification adjustment for gains on available-for-sale securities realized during the period	—	—	—	510
Subtotal available-for-sale securities	$30	$(224)	$164	$201
Total comprehensive income (loss)	$59,057	$(24,722)	$10,676	$95,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,512	$94,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	6,622	6,682
Stock-based compensation expense	25,163	21,979
Amortization of discounts and premiums on investments	4,097	2,483
Non-cash loss on over allotment option and non-cash interest expense	721	2,192
Utilization and write-down of trade credits	—	619
Allowance for doubtful accounts	196	322
Changes in assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(3,124)	(3,311)
Inventories	1,545	(2,271)
Deferred cost of technology revenues	(1,916)	(11,088)
Prepaid expenses and other	(1,947)	(653)
Accounts payable	(6,377)	11,854
Accrued liabilities	(3,619)	5,717
Deferred revenue	20,122	95,988
Deferred rent and other long-term liabilities	21	293
Net cash provided by operating activities	$52,016	$225,782
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(429,262)	(640,300)
Sales or maturities of long-term and short-term investments	427,925	256,990
Acquisition of business, net of cash and cash equivalents acquired	(24,481)	—
Acquisition of property and equipment	(4,594)	(4,094)
Acquisition of capitalized software and intangibles	(95)	(281)
Net cash used in investing activities	$(30,507)	$(387,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	—	166,109
Proceeds from issuance of common stock related to exercise of common stock options	5,788	9,796
Proceeds from issuance of common stock related to employee stock purchase plan	3,741	3,284
Treasury stock - repurchase of stock	(23,127)	(4,566)
Net cash provided by (used in) financing activities	$(13,598)	$174,623
NET INCREASE IN CASH AND CASH EQUIVALENTS	$7,911	$12,720
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	169,555	71,221
Balance at end of period	$177,466	$83,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2012 and January 31, 2012 and the results of operations and the statement of other comprehensive income (loss) for the three and nine months ended October 31, 2012 and 2011 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2012. Operating results for the three and nine months ended October 31, 2012 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2013 or any other periods.

3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	October 31, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$12,152	$7,016
Cash equivalents:
Commercial paper	116,555	106,024
Certificates of deposit	2,000	5,000
Money market funds	40,988	51,515
Corporate debt securities	2,999	—
Foreign government securities	2,772	—
Total cash and cash equivalents	177,466	169,555
Marketable securities:
Certificates of deposit	33,878	52,568
Commercial paper	101,033	81,272
Corporate debt securities	186,441	206,910
US agency securities	44,962	27,332
US Treasury securities	40,328	50,421
Variable-rate demand notes	410	470
Asset and mortgage-backed securities	19,714	13,087
Municipal bonds	19,318	17,184
Current marketable debt securities	446,084	449,244
Total cash, cash equivalents, and marketable securities	$623,550	$618,799
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	October 31, 2012	January 31, 2012
	(in thousands)
Due within 1 year	$316,693	$402,164
Due within 1 year through 5 years	128,981	46,610
Due within 5 years through 10 years	—	—
Due after 10 years	410	470
Total	$446,084	$449,244
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$33,873	$5	$—	$33,878
Commercial paper	100,955	83	(5)	101,033
Corporate debt securities	186,344	136	(39)	186,441
US agency securities	44,951	12	(1)	44,962
US Treasury securities	40,331	1	(4)	40,328
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	19,696	18	—	19,714
Municipal bonds	19,306	12	—	19,318
Total	$445,866	$267	$(49)	$446,084

	As of January 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$52,625	$—	$(57)	$52,568
Commercial paper	81,298	13	(39)	81,272
Corporate debt securities	206,849	159	(98)	206,910
US agency securities	27,330	3	(1)	27,332
US Treasury securities	50,360	61	—	50,421
Variable-rate demand notes	470	—	—	470
Asset-backed securities	13,071	16	—	13,087
Municipal bonds	17,186	9	(11)	17,184
Total	$449,189	$261	$(206)	$449,244
None of these investments were in a loss position for greater than twelve months as of October 31, 2012 and January 31, 2012.

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

Cash equivalents and available-for-sale marketable securities (including auction rate securities and asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. We have financial liabilities for which we are obligated to repay the carry value, unless the holder agrees to a lesser amount which include our convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at October 31, 2012 and January 31, 2012 was $172.5 million and the fair value was $211.0 million and $207.3 million, based on the bond's quoted market price as of October 31, 2012 and January 31, 2012, respectively. These bonds are considered Level 2 instruments.
On a quarterly basis, TiVo measures at fair value certain financial assets. The fair value of those financial assets was determined using the following levels of inputs as of October 31, 2012 and January 31, 2012:

	As of October 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$116,555	$—	$116,555	$—
Certificates of deposit	2,000	2,000	—	—
Money market funds	40,988	40,988	—	—
Corporate debt securities	2,999	—	2,999	—
Foreign government securities	2,772	—	2,772	—
Short-term investments:
Certificates of deposit	33,878	33,878	—	—
Commercial paper	101,033	—	101,033	—
Corporate debt securities	186,441	—	186,441	—
US agency securities	44,962	—	44,962	—
US Treasury securities	40,328	40,328	—	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	19,714	—	19,714	—
Municipal bonds	19,318	—	19,318	—
Total	$611,398	$117,194	$494,204	$—

	As of January 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$106,024	$—	$106,024	$—
Certificates of deposit	5,000	5,000	—	—
Money market funds	51,515	51,515	—	—
Short-term investments:
Certificates of deposit	52,568	52,568	—	—
Commercial paper	81,272	—	81,272	—
Corporate debt securities	206,910	—	206,910	—
US agency securities	27,332	—	27,332	—
US Treasury securities	50,421	50,421	—	—
Variable-rate demand notes	470	—	470	—
Asset-backed securities	13,087	—	13,087	—
Municipal bonds	17,184	—	17,184	—
Total	$611,783	$159,504	$452,279	$—

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
Level 3 Measurements
As of October 31, 2012, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.

5. INVENTORY
Inventory was as follows:

	As of
	October 31, 2012	January 31, 2012
	(in thousands)
Raw Materials	$4,592	$4,660
Finished Goods	12,788	14,265
Total Inventory	$17,380	$18,925

6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2012 and January 31, 2012, the accrued warranty reserve was $246,000 and $194,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of October 31, 2012, the extended warranty deferred revenue and cost was $879,000 and $270,000, respectively. As of January 31, 2012, the extended warranty deferred revenue and cost was $913,000 and $280,000, respectively.
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
Legal Matters
Intellectual Property Litigation.
On August 26, 2009, TiVo filed a complaint against Verizon Communications, Inc. in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 B1 ("Multimedia Time Warping System"); 7,529,465 B2 ("System for Time Shifting Multimedia Content Streams"); and 7,493,015 B1 ("Automatic Playback Overshoot Correction System"). The complaint sought, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. On February 24, 2010, Verizon answered TiVo's August 26, 2009 complaint and Verizon asserted counterclaims. The counterclaims sought declaratory judgment of non-infringement and invalidity of the patents TiVo asserted against Verizon in the August 26th complaint. Additionally, Verizon alleged infringement of U.S. Patent Nos.: 5,410,344 ("Apparatus and Method of Selecting Video Programs Based on Viewers' Preferences"); 5,635,979 ("Dynamically Programmable Digital Entertainment Terminal Using Downloaded Software to Control Broadband Data Operations"); 5,973,684 ("Digital Entertainment Terminal Providing Dynamic Execution in Video Dial Tone Networks"); 7,561,214 ("Two-dimensional Navigation of Multiplexed Channels in a Digital Video Distribution System"); and 6,367,078 ("Electronic Program-Guide System with Sideways-Surfing Capability"). On March 15, 2010, Verizon filed an amended answer further alleging infringement of U.S. Patent No. 6,381,748 ("Apparatus And Methods For Network Access Using A Set Top Box And Television"). Verizon sought, among other things, damages and a permanent injunction.
On September 21, 2012, TiVo and Verizon entered into a Settlement and Patent License Agreement (the “Agreement”) to settle and dismiss with prejudice all outstanding litigation between. See Note 10: Verizon Communications Inc. for a complete description of the terms of the settlement and Agreement between Verizon and TiVo.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos. : 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola answered TiVo's counterclaims. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 12, 2012, Motorola filed a motion to dismiss and strike certain of TiVo's counterclaims. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On June 20, 2012, Time Warner Cable moved to sever and stay TiVo's claims against it. On June 27, 2012, the Court issued a schedule with a pre-trial conference set for April 17, 2013, and jury selection set for May 6, 2013. On July 17, 2012, the Court issued a schedule reflecting these same dates. On July 18, 2012, the Court issued an order denying Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Motorola products sold by Time Warner Cable, and granted Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Cisco products sold by Time Warner Cable, ordering that Time Warner Cable be added as a party to the TiVo v. Cisco action, discussed below. On November 2, 2012, TiVo filed a motion for Rule 11 sanctions against Motorola regarding certain aspects of Motorola's April 30, 2012 amended answer and counterclaims. A claim construction hearing was held on November 27, 2012. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's, or FASB, ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. On August 10, 2012, the Court ordered this action transferred to the United States District Court for the Eastern District of Texas. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On June 4, 2012, TiVo filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On June 21, 2012, Cisco moved to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action, discussed above. On June 29, 2012, Cisco answered TiVo's complaint. On July 17, 2012, the Court scheduled a status conference for August 29, 2012. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On August 13, 2012, the Court denied Cisco's motion to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action. On September 19, 2012, TiVo filed a motion to consolidate this action with the Motorola v. TiVo action, discussed above, for pretrial purposes. On October 22, 2012, the Court issued an order denying TiVo's motion to consolidate. On October 23, 2012, the Court issued a Docket Control Order with a Markman hearing set for July 31, 2013, a pre-trial conference set for February 18, 2014, and jury selection set for March 3, 2014. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo in the District of Delaware (“First Action”) alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT sought an injunction and unspecified damages. On March 22, 2012, Digital CBT dismissed the Delaware complaint and filed a substantially identical complaint in the Central District of California (“Second Action”). On July 18, 2012, Digital CBT informed the Company of a potential standing issue with the March 22, 2012 complaint because it appeared that Digital CBT did not have the necessary rights to assert infringement of the '173 patent against the Company. On July 24, 2012, the Company filed a complaint against Digital CBT in the Northern District of California (“Third Action”) requesting declaratory judgment that U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video

Stream in a Computer System") is invalid and not infringed. On July 26, 2012, Digital CBT claimed to have corrected its standing problem and filed a complaint against TiVo (“Fourth Action”), substantially identical to its March 22, 2012 complaint against the Company, in the Central District of California. On July 30, 2012, Digital CBT filed a motion to dismiss its own Second Action, which TiVo did not oppose, and on August 29, 2012 the Court dismissed the Second Action. On September 17, 2012, Digital CBT filed a motion to dismiss or alternatively to transfer the Third Action to the Central District of California. On October 29, 2012 the Court transferred the Third Action to the Central District of California, where the Fourth Action is pending and where Digital CBT has a case involving the same patent pending against AT&T. On October 31, 2012 TiVo filed its answer and counterclaims in the Fourth Action. The Company may incur material expenses in connection with these litigations and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of October 31, 2012, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $3.2 million for a recent arbitration award related to a contractual dispute. The Company expenses legal costs as they are incurred.

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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$59,027	$(24,498)	$10,512	$94,976
Interest on dilutive notes	1,965	—	—	5,013
Net income (loss) for purpose of computing net income (loss) per diluted share	60,992	(24,498)	10,512	99,989
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	119,363,613	117,232,354	119,149,010	116,208,111
Weighted average effect of dilutive securities:
Stock options and restricted stock	3,762,125	—	4,204,433	4,052,426
Convertible senior notes	15,462,193	—	—	15,462,193
Denominator for diluted net income (loss) per common share	138,587,931	117,232,354	123,353,443	135,722,730
Basic net income (loss) per common share	$0.49	$(0.21)	$0.09	$0.82
Diluted net income (loss) per common share	$0.44	$(0.21)	$0.09	$0.74
The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share in the three and nine months ended October 31, 2012 and 2011 per share do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Unvested restricted stock	2,258,460	5,616,747	1,839,690	1,164,955
Options to purchase common stock	1,689,019	11,424,061	1,676,379	4,473,850
Potential shares to be issued from ESPP	—	188,849	—	—
Convertible senior notes	—	15,462,193	15,462,193	—
Total	3,947,479	32,691,850	18,978,262	5,638,805

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and nine months ended October 31, 2012 and 2011, respectively is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Cost of service revenues	$357	$209	$919	$610
Cost of technology revenues	563	674	1,181	1,363
Research and development	3,062	2,709	9,790	7,895
Sales and marketing	1,187	1,052	2,971	3,022
General and administrative	3,849	2,776	10,302	9,089
Change in deferred cost of technology revenues	8	(81)	298	510
Total stock-based compensation	$9,026	$7,339	$25,461	$22,489
9. ACQUISITIONS
On July 18, 2012, the Company completed its acquisition of TRA Global, Inc. (“TRA”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 10, 2012 for the cash amount of $18.8 million.  TRA is a privately-held, media and marketing research company headquartered in New York, New York and TiVo acquired 100% voting interest in the Company. The acquisition of TRA supports the Company's mission to be a leader in audience research measurement solutions. TRA's results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning July 18, 2012. On October 24, 2012, the Company completed another business acquisition for $5.3 million in cash.
 During the quarter ended October 31, 2012 the Company recorded incremental goodwill of $2.1 million of which $1.7 million resulting from contingent legal expenses for TRA that were incurred prior to the acquisition date, with the remaining amount associated with the acquisition that occurred during the quarter ended October 31, 2012. Total acquisition costs, which were expensed as incurred, were approximately $28,000 and $661,000 for the three and nine months ended October 31, 2012.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective preliminary fair values on the acquisition date. The Company's allocation of the total purchase price for these two acquisitions is as follows (in thousands):

Description	Value
Cash	$1,185
Accounts receivable and other assets	1,638
Liabilities	(5,930)
Identifiable intangibles	14,840
Goodwill	12,281
Total	$24,014

The following table presents details of the intangible assets acquired through these business combinations (in thousands, except years):

Description	Asset Life in Years	Fair Value
Software Technology	5	$11,710
Customer relationships	2-7	$2,930
Trade name	3	$200
Total identifiable intangible assets		$14,840
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
Goodwill
The goodwill amount of $12.3 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes.
10. VERIZON COMMUNICATIONS, INC.
On September 21, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. ("VZ"). Under the terms of the Agreement, VZ has agreed to pay TiVo a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if VZ's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to TiVo on September 28, 2012 with the remaining $150.4 million due to TiVo 30 days after the end of each calendar quarter in the amount of

$6.0 million through the calendar quarter ending September 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. The Agreement expires on July 31, 2018.
TiVo and VZ agreed to dismiss all pending litigation between the companies with prejudice. TiVo granted VZ a limited license under its advanced television patents, including the patents that TiVo had asserted against VZ (U.S. Patent Nos. 6,233,389, 7,493,015, and 7,529,465), to make, have made, use, sell, offer to sell, and import advanced television technology in connection with VZ multichannel video programming services subject to certain limitations and exclusions. VZ granted TiVo a limited license under its advanced television patents, including the patents that VZ had asserted against TiVo (U.S. Patent Nos. 5,410,344, 5,635,979, 5,973,684, 6,367,078, 7,561,214 and 6,381,748), to make, have made, use, sell, offer to sell and import advanced television technology in connection with TiVo products and services, including products and services provided to other multichannel video programming service providers, subject to certain limitations and exclusions. TiVo may terminate the rights and licenses granted to VZ pursuant to the Agreement under certain circumstances, including but not limited to if VZ has failed to make timely payment.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period from September 21, 2012 until July 31, 2018, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and VZ. The proceeds of the agreement were allocated amongst the principal elements of the transaction based on relative fair values of each element.

TiVo estimated the fair value of each element using an income approach. The significant inputs and assumptions used in this valuation included actual past and projected future subscription base, estimated DVR penetration rates, estimated market-based royalty rates, estimated risk-adjusted discount rates, and useful lives of the technology, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in these assumptions may have a substantial impact on the fair value assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction.

The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the future base license royalties element. The future base license royalties element does not include any incremental monthly fees per DVR subscriber payable if the VZ subscriber base exceeds certain pre-determined levels. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended October 31, 2012. The amount related to interest income was recorded under “Interest income” in the quarter ended October 31, 2012. $171.4 million of future license royalties will be recorded as Technology revenues over the term of the agreement through July 31, 2018 using a pattern reflective of an increasing number of subscribers covered by the minimum fixed license payments. Any incremental monthly fees per DVR subscriber payable if the VZ's subscriber base exceeds certain pre-determined levels will be recognized as Technology revenues when reported to TiVo by VZ. As part of the Agreement, Verizon may earn a credit of up to $29.4 million if Verizon agrees to pursue a specified commercial services arrangement with TiVo prior to December 21, 2012, which may reduce up to twenty-two of the quarterly cash payments to $4.7 million. In addition to the $250.4 million in compensation, TiVo will also receive incremental monthly fees at a higher rate than the rate implied by the guaranteed fees per Verizon DVR subscriber if the growth of Verizon's DVR subscriber base exceeds certain pre-determined levels. Any incremental additional per subscriber fees are due to TiVo 30 days after the end of each calendar quarter in which they are earned.

While Verizon cash payments from the base license royalties elements under the agreement will be $6.0 million at the end of each calendar quarter through the calendar quarter ending September 30, 2018, revenues have been or are expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2013	$8,163
2014	25,163
2015	27,778
2016	29,700
2017	31,266
2018	32,549
2019	16,772
Total	$171,391

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Company Overview
We are a leading provider of software, technology, in-home, and outside-of-the-home cloud-based video solutions, which are included in such products as DVRs, non-DVR set-top boxes (STBs) and other consumer electronic applications and devices, such as the tablet. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television. We offer features such as Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), WishList® searches, access to cable VOD, the ability to transfer content amongst our DVRs and non-DVR STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads, iPhones, and Android phones and tablets). As of October 31, 2012, there were approximately 2.9 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned DVRs and non-DVR STBs through agreements with leading satellite and cable television service providers and broadcasters. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry. We recently acquired a data analytics company, TRA Global, Inc. on July 18, 2012, which we have renamed TiVo Research and Analytics, Inc. (or TRA). We believe this acquisition is strategic for our data analytics business, establishes new revenue enhancing opportunities, and bolsters our ability to provide unique insights to an industry increasingly seeking alternative ways to measure audience behavior.
We have and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future payment commitments totaling over $1 billion from intellectual property litigation, including a lawsuit we settled with Verizon Communications, Inc. for at least $250.4 million, during the quarter ended October 31, 2012. We have recorded the portion that related to past infringement as litigation proceeds in the quarter in which the settlements occurred, and the amounts related to future use are recognized by us as technology revenues from the licensing of our technology over the remaining term of the license. We currently have additional intellectual property litigation pending against Motorola, Cisco, and Time Warner Cable.

Executive Overview
Fiscal year 2013
In the remainder of the fiscal year ending January 31, 2013, we plan to continue to focus on our efforts to build leading advanced television products, enter into new distribution relationships, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. Our installed base of MSO subscriptions had strong growth in the quarter ended October 31, 2012. We expect this new trend of growth in our MSO subscription base to continue through rest of fiscal year 2013 and into next year with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further declines in our TiVo-Owned subscription base.
•We believe that our investments in research and development are critical to remaining competitive and being a leader in advanced television solutions that go beyond the DVR. Therefore, we expect our annual research and development spending in fiscal year 2014 to continue to be significant but to be at lower levels than compared to the fiscal year ended January 31, 2013 as we continue to launch and pursue new technological and product developments such as the continued development of whole-home and multi-screen offerings which include non-DVR STBs and software solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, increasing our operational capacity to handle increased operator deployments, and gaining more efficiency in our distribution efforts.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur significant litigation expenses for our ongoing patent infringement lawsuits, which include litigation with Motorola, Cisco, and Time Warner Cable.
•We expect to continue our development efforts under our existing MSO deployment agreements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but such development costs are recoverable through future guaranteed service fees from these MSOs, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of October 31, 2012, we have deferred costs of approximately $30.2 million related to development work, largely related to Virgin, ONO, and Charter. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription ("ARPU") for MSOs' metric until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. As a result, we face the risk of unexpected losses if we were forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
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

	Three Months Ended
(Subscriptions in thousands)	Oct 31 2012	Jul 31 2012	Apr 30 2012	Jan 31 2012	Oct 31 2011	Jul 31 2011	Apr 30 2011	Jan 31 2011
TiVo-Owned Subscription Gross Additions:	30	28	24	32	30	25	27	60
Subscription Net Additions/(Losses):
TiVo-Owned	(15)	(23)	(29)	(26)	(30)	(43)	(58)	(55)
MSOs	240	253	235	260	147	10	(30)	(168)
Total Subscription Net Additions/(Losses)	225	230	206	234	117	(33)	(88)	(223)
Cumulative Subscriptions:
TiVo-Owned	1,042	1,057	1,080	1,109	1,135	1,165	1,208	1,266
MSOs	1,898	1,658	1,405	1,170	910	763	753	783
Total Cumulative Subscriptions	2,940	2,715	2,485	2,279	2,045	1,928	1,961	2,049
Fully Amortized Active Lifetime Subscriptions	208	221	238	253	270	286	307	310
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	54%	54%	55%	55%	56%	57%	57%	56%

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
TiVo-Owned subscriptions declined by 15,000 subscriptions during the three months ended October 31, 2012, as compared to a decrease of 30,000 in the same prior year period. This improvement was primarily driven by decreased churn. TiVo-Owned installed subscription base decreased to approximately 1.0 million subscriptions as of October 31, 2012 as compared to approximately 1.1 million as of October 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations. Despite our efforts to improve TiVo-Owned net additions, we expect current trends will likely continue and that we will experience further declines in our TiVo-Owned subscription base in fiscal year 2013.
Our MSO installed subscription base increased by 240,000 subscriptions to approximately 1.9 million subscriptions as of October 31, 2012. The increase in subscriptions is due to subscription growth from partners such as Virgin Media, RCN, Suddenlink, ONO, Grande, and others. We expect this growth to continue.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011
Average TiVo-Owned subscriptions	1,050	1,068	1,095	1,122	1,149	1,188	1,238	1,296
TiVo-Owned subscription cancellations	(45)	(51)	(53)	(58)	(60)	(68)	(85)	(115)
TiVo-Owned Churn Rate per month	(1.4)%	(1.6)%	(1.6)%	(1.7)%	(1.7)%	(1.9)%	(2.3)%	(3.0)%
Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service. TiVo-Owned Churn Rate per month was (1.4)% and (1.7)% for the quarters ended October 31, 2012 and 2011, respectively.
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

	Three Months Ended
	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,560	$2,372	$1,257	$1,320	$2,398	$2,441	$1,233	$2,214
Hardware revenues	(21,072)	(11,129)	(13,261)	(16,428)	(12,970)	(11,580)	(6,915)	(14,436)
Less: MSOs'-related hardware revenues	13,051	6,696	9,268	11,641	8,998	8,079	2,765	4,431
Cost of hardware revenues	23,434	14,431	18,471	20,368	16,817	13,401	8,853	24,702
Less: MSOs'-related cost of hardware revenues	(11,841)	(5,399)	(10,159)	(9,412)	(6,351)	(6,019)	(1,795)	(3,298)
Total Acquisition Costs	5,132	6,971	5,576	7,489	8,892	6,322	4,141	13,613
TiVo-Owned Subscription Gross Additions	30	28	24	32	30	25	27	60
Subscription Acquisition Costs (SAC)	$171	$249	$232	$234	$296	$253	$153	$227

	Twelve Months Ended
	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$6,509	$7,347	$7,416	$7,392	$8,286	$7,286	$6,211	$8,169
Hardware revenues	(61,890)	(53,788)	(54,239)	(47,893)	(45,901)	(42,463)	(40,364)	(51,618)
Less: MSOs'-related hardware revenues	40,656	36,603	37,986	31,483	24,273	18,691	12,213	14,885
Cost of hardware revenues	76,704	70,087	69,057	59,439	63,773	60,522	58,667	69,033
Less: MSOs'-related cost of hardware revenues	(36,811)	(31,321)	(31,941)	(23,577)	(17,463)	(13,730)	(8,933)	(11,296)
Total Acquisition Costs	25,168	28,928	28,279	26,844	32,968	30,306	27,794	29,173
TiVo-Owned Subscription Gross Additions	114	114	111	114	142	147	154	160
Subscription Acquisition Costs (SAC)	$221	$254	$255	$235	$232	$206	$180	$182

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
During the three months ended October 31, 2012, our total acquisition costs were $5.1 million, a decrease of $3.8 million, as compared to the same prior year period primarily due to lower hardware margin loss which was largely driven by lower per unit hardware loss as a higher percentage of consumers purchased higher end units which have lower or no hardware subsidy. Additionally, we decreased our sales and marketing subscription acquisition spending by $838,000 during the quarter ended October 31, 2012 as compared to the same prior year period. This decrease in total acquisition costs for the quarter resulted in a decrease in SAC of $125 for the three months ended October 31, 2012 as compared to the same prior year period.
During the twelve months ended October 31, 2012 our total acquisition costs were $25.2 million, a decrease of $7.8 million compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs decreased by $1.8 million, as compared to the same prior year period due to lower incentives for our retailers and less aggressive upfront pricing on TiVo boxes to consumers, which was combined with $6.0 million lower hardware gross margin loss as a higher percentage of consumers purchased higher end units which have lower or no hardware subsidy. The decrease in SAC of $11 for the twelve months ended October 31, 2012 as compared to the same prior year period was largely a result of a decrease in total acquisition costs during the period offset by a lower number of TiVo-Owned subscription gross additions.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of TiVo to generate revenues from its subscription base through a variety of sources, including service fees, advertising, and audience research measurement. You should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC.
We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. The inclusion of advertising and audience research measurement revenues in our service revenues has the effect of increasing ARPU above the amounts that are directly attributable to subscription fees received. As such, future revenue estimates based on estimates of future subscription numbers and current ARPU numbers may not be accurate. For example, with the acquisition of TRA in July 2012, expected future growth in our audience research measurement revenues from the acquisition of TRA will have the effect of further increasing this effect on the TiVo-Owned ARPU per month, where all TRA related revenues are reflected. The inclusion of product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have contacted the TiVo service within the prior six months has the effect of decreasing ARPU as these fully-amortized, active subscriptions no longer generate service revenues yet are included in the denominator of the TiVo-Owned ARPU calculation.
Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. Additionally, our MSO ARPU per month is impacted by the fact that certain of our deployment agreements may include provisions that affect the aggregate services fees paid to us. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our condensed consolidated balance sheet until later when related revenues from service fees are received and are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed even though such MSO subscriptions are included in the denominator of the MSO ARPU calculation.
We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs'-related service revenues (which includes MSOs’ subscription service revenues and MSOs’-related advertising and audience research measurement revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011
	(In thousands, except ARPU)
Total Service revenues	35,228	32,302	30,621	31,578	32,413	34,016	33,334	34,453
Less: MSOs’-related service revenues	(7,526)	(5,326)	(3,929)	(4,472)	(4,087)	(4,371)	(3,962)	(4,294)
TiVo-Owned-related service revenues	27,702	26,976	26,692	27,106	28,326	29,645	29,372	30,159
Average TiVo-Owned revenues per month	9,234	8,992	8,897	9,035	9,442	9,882	9,791	10,053
Average TiVo-Owned subscriptions per month	1,050	1,068	1,095	1,122	1,149	1,188	1,238	1,296
TiVo-Owned ARPU per month	$8.79	$8.42	$8.13	$8.05	$8.22	$8.31	$7.91	$7.76
The increase in TiVo-Owned ARPU per month for the three months ended October 31, 2012 as compared to the same prior year period was due primarily to an increase in our audience research measurement revenues associated with our acquisition of TRA and to a lesser extent the greater amount of our TiVo-Owned subscription base paying higher subscription fees as a result of the higher monthly subscription pricing that we initiated during the fourth quarter of the fiscal year ended January 31, 2011 which ended in the first quarter of fiscal year 2013.

We calculate ARPU per month for MSOs’ subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising and audience research measurement revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs’-related service revenues by the average MSOs’ subscriptions for the period. The following table shows this calculation:

	Three Months Ended
MSOs’ Average Revenue per Subscription	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011	Jan 31, 2011
	(In thousands, except ARPU)
Total Service revenues	35,228	32,302	30,621	31,578	32,413	34,016	33,334	34,453
Less: TiVo-Owned-related service revenues	(27,702)	(26,976)	(26,692)	(27,106)	(28,326)	(29,645)	(29,372)	(30,159)
MSOs’-related service revenues	7,526	5,326	3,929	4,472	4,087	4,371	3,962	4,294
Average MSOs’ revenues per month	2,509	1,775	1,310	1,491	1,362	1,457	1,321	1,431
Average MSOs’ subscriptions per month	1,771	1,539	1,283	1,049	828	753	768	905
MSOs’ ARPU per month	$1.42	$1.15	$1.02	$1.42	$1.65	$1.94	$1.72	$1.58

The MSOs’ ARPU per month for the quarter ended October 31, 2012 decreased by $0.23 per subscription to $1.42 per subscription, as compared to the same prior year period. This decrease in MSOs' ARPU per month is due to the increased number of average MSO monthly subscriptions combined with the fact that subscription additions from some newly launched deployment agreements, including Virgin, which is a primary driver of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as the cost of development for certain MSO customers has been deferred on our condensed consolidated balance sheet and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as Technology revenues has the effect of lowering MSO ARPU per month until such costs of development are fully expensed. We expect that our MSO ARPU per month will continue to be negatively impacted by the recovery of these previously incurred development costs in the rest of fiscal year 2013 and next year. Additionally, our MSO ARPU per month is impacted by the fact that DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) is being spread over a declining DIRECTV subscription base.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. During the nine months ended October 31, 2012 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations
Net Revenues.
Our net revenues for the three and nine months ended October 31, 2012 and 2011 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012		2011		2012		2011
	(In thousands, except percentages)
Service revenues	$35,228	43%	$32,413	50%	$98,151	46%	$99,763	58%
Technology revenues	$25,727	31%	$19,391	30%	$71,439	33%	$40,480	24%
Hardware revenues	$21,072	26%	$12,970	20%	$45,462	21%	$31,465	18%
Net revenues	$82,027	100%	$64,774	100%	$215,052	100%	$171,708	100%
Change from same prior year period	27%		27%			25%	5%
Service Revenues. The increase in Service revenues of $2.8 million in the three months ended October 31, 2012, as compared to the same prior year period was largely related to our increase in MSO related service revenues related to the increased subscription base and a Classification of increased DIRECTV minimums in service revenues and and an increase in audience research measurement revenues from our recent acquisition of TRA.
The decrease in service revenues of $1.6 million in nine months ended October 31, 2012 as compared to the same prior year period was due to a lower cumulative TiVo-Owned subscription base combined with the total number of fully-amortized product lifetime subscriptions which no longer generated subscription revenues. Additionally, effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months on a prospective basis for product lifetime subscriptions acquired on or after October 31, 2006, which resulted in lower quarterly revenue for these subscriptions.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2012 increased by $6.3 million and $31.0 million, respectively, as compared to the same prior year periods primarily due to our agreement with DISH Network, which generates $11.1 million in revenue per quarter, our agreement with AT&T which generates $6.1 million in revenue per quarter, and our agreement with Verizon which generated $2.4 million in revenue for the three months ended October 31, 2012. The three months ended October 31, 2011 did not include any AT&T or Verizon related technology revenues, as the AT&T agreement was signed during the quarter ended January 31, 2012 and the Verizon agreement was signed during the quarter ended October 31, 2012.
The nine months ended October 31, 2012 includes $33.3 million in DISH Network Corporation related technology revenues as compared to $22.2 million for the same prior year period, as the DISH Network Corporation agreement was signed on April 29, 2011. The nine months ended October 31, 2011 did not include any AT&T or Verizon related technology revenues, as the AT&T agreement was signed during the quarter ended January 31, 2012 and the Verizon agreement was signed during the quarter ended October 31, 2012.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and nine months ended October 31, 2012 increased by $8.1 million and $14.0 million, respectively, as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware units sold at a higher average selling price, as compared to the same prior year periods.
Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of service revenues	$11,238	$9,265	$28,488	$27,154
Change from same prior year period	21%	(6)%	5%	(10)%
Percentage of service revenues	32%	29%	29%	27%
Service gross margin	$23,990	$23,148	$69,663	$72,609
Service gross margin as a percentage of service revenues	68%	71%	71%	73%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues increased by $2.0 million and $1.3 million for the three and nine months ended October 31, 2012, respectively, as compared to the same prior year periods. This increase in cost of service revenues is largely related to the costs associated with our higher audience measurement research revenues following the acquisition of TRA.
Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of technology revenues	$5,779	$7,721	$15,857	$18,554
Change from same prior year period	(25)%	85%	(15)%	38%
Percentage of technology revenues	22%	40%	22%	46%
Technology gross margin	$19,948	$11,670	$55,582	$21,926
Technology gross margin as a percentage of technology revenues	78%	60%	78%	54%

Cost of technology revenues includes costs associated with our development work primarily for DIRECTV, Virgin, Com Hem and our other international and domestic projects. Cost of technology revenues decreased by $1.9 million and $2.7 million for the three and nine months ended October 31, 2012, respectively, as compared to the same prior year periods.
The decrease of $1.9 million in cost of technology revenues in the three months ended October 31, 2012 was related primarily to the number of ongoing technology projects and the recognition of revenues for those projects during quarter.
The decrease of $2.7 million in cost of technology revenues for the nine months ended October 31, 2012 was related primarily to lower development technology revenues that we were able to recognize for development work that we performed during the current period as compared to the same prior year period. Additionally, that the prior year period included $1.5 million of cost of technology revenue that was deemed not recoverable from a customer.
The increase in technology gross margin for the three and nine months ended October 31, 2012 as compared to the same prior year periods was primarily due to the revenue recognized from our DISH, Verizon, and AT&T agreements.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $30.2 million related to development work, largely related to Virgin, ONO, Com Hem, Suddenlink, and Charter, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at October 31, 2012. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Cost of hardware revenues	$23,434	$16,817	$56,336	$39,071
Change from same prior year period	39%	24%	44%	(12)%
Percentage of hardware revenues	111%	130%	124%	124%
Hardware gross margin (loss)	$(2,362)	$(3,847)	$(10,874)	$(7,606)
Hardware gross margin as a percentage of hardware revenue	(11)%	(30)%	(24)%	(24)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three and nine months ended October 31, 2012 increased by $6.6 million and $17.3 million as compared to the same prior year periods. These increases for the three and nine months ended October 31, 2012 are largely related to a larger volume of products sold at a higher average selling price per unit to our customers as compared to the same prior year period. Additionally, costs increased due to higher cost of hard drives resulting from manufacturing disruption due to flooding in Thailand in late calendar 2011. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the nine months ended October 31, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
Hardware gross margin (loss) for the three months ended October 31, 2012 improved by $1.5 million as compared to the same prior year period largely due to more DVR units sold during the quarter at a higher average selling price per unit which had a lower or no hardware subsidy.
Hardware gross margin (loss) for the nine months ended October 31, 2012 increased by $3.3 million, as compared to the same prior year period largely due to higher cost of hard drives and write-down of charges during fiscal 2013. These increased costs were slightly offset by increased volume of products sold to our MSO customers.
Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Research and development expenses	$28,277	$27,272	$88,489	$80,542
Change from same prior year period	4%	33%	10%	38%
Percentage of net revenues	34%	42%	41%	47%

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
The increase in research and development expenses of $1.0 million and $7.9 million for the three and nine months ended October 31, 2012, respectively, as compared to the same prior year period was largely related to changing mix between engineering effort on internal projects versus projects that are subject to reclassification from research and development to current of deferred cost of technology revenues, combined with overall decreased headcount, headcount related, and consulting costs.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$7,958	$6,753	$21,425	$19,995
Change from same prior year period	18%	10%	7%	(3)%
Percentage of net revenues	10%	10%	10%	12%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three and nine months ended October 31, 2012 increased by $1.2 million and $1.4 million as compared to the same prior year periods. These increases are largely related to the additional headcount and sales related activities associated with our TRA acquisition.We expect these costs to increase in the remainder of fiscal 2013 as we plan to increase promotion of our TiVo brand through our brand ambassador program with Tim Tebow.

Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,560	$2,398	$5,189	$6,072
Change from same prior year period	(35)%	72%	(15)%	2%
Percentage of net revenues	2%	4%	2%	4%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three and nine months ended October 31, 2012 decreased by $838,000 and $883,000 as compared to the same prior year periods, as we deferred some of our media spending from the three months ended October 31, 2012 into the three months ending January 31, 2013. We expect these costs to increase in the remainder of fiscal 2013 as we plan to increase promotion of our products and services into the holiday season.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except percentages)
General and administrative	$21,772	$18,032	$63,367	$58,310
Change from same prior year period	21%	12%	9%	39%
Percentage of net revenues	27%	28%	29%	34%
Litigation Expense (included in total General and Administrative expense above)	$9,473	$8,167	$27,646	$23,795
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three months ended October 31, 2012, general and administrative expenses increased by $3.7 million, as compared to the same prior year period. This increase was largely related to increased headcount and headcount related costs of approximately $3.7 million, largely related to stock compensation expense for performance shares and payments to employees in connection with our successful conclusion of the Verizon litigation.
During the nine months ended October 31, 2012, general and administrative expenses increased by $5.1 million, as compared to the same prior year period. This increase was largely related to increased headcount and headcount related costs of $2.1 million combined with increased litigation expenses of $3.9 million, of which $3.2 million relates to a one-time accrual of a recent arbitration judgment relating to a contractual dispute combined with increased spending of $1.3 million related to our patent enforcement cases.

Litigation proceeds. On September 21, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. ("VZ"). Under the terms of the Agreement, VZ has agreed to pay TiVo a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if VZ's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to TiVo on September 28, 2012 with the remaining $150.4 million due to TiVo 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018.
The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the future base license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the three months ended October 31, 2012. The amount related to interest income was recorded under “Interest income” in the three months ended October 31, 2012.
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
Interest income. Interest income for the three and nine months ended October 31, 2012 was $1.4 million and $3.1 million, respectively. Interest income for the three and nine months ended October 31, 2011 was $759,000 and $4.6 million, respectively. The increase in interest of $624,000 for the quarter ended October 31, 2012 as compared to the same prior year period was related to the Verizon settlement and the interest allocated to the past infringement. The decrease in interest of $1.5 million for the nine month period ended October 31, 2012 compared to the same prior year period was related to the $2.9 million in interest received from the Echostar and DISH settlement during the quarter ended April 30, 2011.
Interest expense and other. Interest expense and other income for the three and nine months ended October 31, 2012 was $2.0 million and $5.9 million, respectively as compared to $2.0 million and $6.6 million for the three and nine months ended October 31, 2011, respectively. The decrease in interest expense for the nine months ended October 31, 2012 as compared to the same prior year period was due to one-time expenses associated with the convertible senior notes in the quarter ended April 30, 2011.
Benefit from (provision for) for income taxes. Income tax provision for the three and nine months ended October 31, 2012 was $(848,000) and $(1.1) million, respectively. Benefit from (provision for) income taxes for the three and nine months ended October 31, 2011 was $242,000 and $$(746,000), respectively. The higher tax provision in the three and nine months ended October 31, 2011, as compared to the same prior year periods was related to state income tax amounts due to the Company's profitability during the quarter ended October 31, 2012.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of October 31, 2012, we had $623.6 million of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$52,016	225,782
Net cash used in investing activities	$(30,507)	$(387,685)
Net cash provided by (used in) financing activities	$(13,598)	$174,623
Net Cash Provided by Operating Activities
During the nine months ended October 31, 2012 our net cash provided by operating activities was $52.0 million as compared to net cash provided by operating activities of $225.8 million during the same prior year period. This change of $173.8 million in operating cash flow was largely related to receipt of litigation settlement amounts. We received $300 million in cash upon our settlement with DISH Network Corporation during the nine months ended October 31, 2011 and we received $100.0 million in cash upon our settlement with Verizon Communications, Inc. during the nine months ended October 31, 2012.
Net Cash Used in Investing Activities
The net cash used in investing activities for the nine months ended October 31, 2012 was approximately $30.5 million compared to net cash used in investing activities of $387.7 million for the same prior year period.
The net cash used in investing activities for the nine months ended October 31, 2012 was largely related to TiVo’s business acquisitions for $24.5 million, net of cash acquired, and property and equipment of $4.6 million which is used to support our business.
The net cash used in investing activities for the nine months ended October 31, 2011 was largely related to TiVo’s cash management process and the investment of proceeds from the DISH settlement and the proceeds from convertible debt issued in April 2011 and through the purchase and sales of short-term investments resulting in a net cash usage of $383.3 million . Additionally, during the nine months ended October 31, 2011, we acquired property and equipment of $4.1 million which was used to support our business.
Net Cash Provided by (Used in) Financing Activities
The net cash used in financing activities for the nine months ended October 31, 2012 was approximately $13.6 million as compared to net cash provided by financing activities of $174.6 million for the same prior year period. This decrease in the net cash provided by financing activities is related to our issuance of convertible debt that occurred during the quarter ended April 30, 2011 that provided $166.1 million. There was no such similar transaction during the nine months ended October 31, 2012.
For the nine months ended October 31, 2012 the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $5.8 million and the issuance of common stock related to our employee stock purchase plan of $3.7 million. These amounts were more than offset by the repurchase of $23.1 million in treasury stock acquired during the nine months ended October 31, 2012. Of this $23.1 million, $13.7 million was related to our stock repurchase program with the remaining $9.4 million related to treasury shares acquired from the vesting of restricted stock to satisfy employee tax withholdings on stock-based awards.
For nine months ended October 31, 2011 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million. Additionally, we had issuance of common stock upon exercise of stock options which generated $9.8 million and issuance of common stock related to the employee stock purchase plan of $3.3 million. These amounts were partially offset by the repurchase of $4.6 million in restricted stock to satisfy employee tax withholdings.
Financing Agreements
Share Repurchases. On August 11, 2011, the Company's board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011. As of October 31, 2012 we had purchased 1,553,493 shares of common stock under this program at a weighted average price of $8.83 per share for an aggregate purchase price of $13.7 million and the remaining authorized amount for stock repurchases under this program is $86.3 million with a termination date of August 29, 2013.

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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$—	$172,500	$—
Interest on Long-Term Debt Obligations	24,054	6,900	13,800	3,354	—
Operating leases	12,665	2,756	6,022	3,887	—
Purchase obligations	21,993	21,993	—	—	—
Total contractual cash obligations	$231,212	$31,649	$19,822	$179,741	$—
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
As discussed earlier in Cost of Hardware revenues, we recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments on $1.2million in the nine months ended October 31, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the nine months ended October 31, 2012
As of October 31, 2012, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $231,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2012.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2012 (the end of the period covered by this Report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
We generate a significant amount of revenue from our patent settlement agreements with DISH, AT&T and Verizon which expire in calendar year 2018, and if we are unable to renew or replace these revenues, our business would be harmed.
In fiscal year 2012, we entered into patent settlement agreements with DISH and AT&T and in fiscal year 2013, we entered into a patent settlement agreement with Verizon. DISH, AT&T, and Verizon will pay us recurring revenues until 2018. We generate a significant amount of revenues as a result from these settlement agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
August 1, through August 31, 2012	17,241	(1)	$8.89	—		$100,000,000
September 1, through September 30, 2012	226,684	(2)	$9.84	—		$91,777,040
October 1, through October 31, 2012	552,172		$9.96	552,172	(3)	$86,279,939
(1) During the month of August 2012 TiVo acquired 17,241 shares at a weighted average price of $8.89 from employees upon the vesting of restricted stock.
(2) During the month of September 2012 TiVo acquired 226,796 shares at a weighted average price of $9.84 from employees upon the vesting of restricted stock.
(3) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011 and expires on August 29, 2013. As of October 31, 2012, we had purchased 1,553,493 shares of common stock under this program at a weighted average price of $8.83 per share for an aggregate purchase price of $13.7 million and the remaining authorized amount for stock repurchases under this program is $86.3 million with a termination date of August 29, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	Settlement and Patent License Agreement between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012 (filed herewith).
10.2	Fourth Amended and Restated Employment Agreement between Thomas S. Rogers and TiVo Inc., effective September 13, 2012 (filed herewith).
10.3	Third Amended and Restated Change of Control Terms and Conditions between TiVo Inc. and Thomas S. Rogers, effective September 13, 2012 (filed herewith).
10.4	Consulting Agreement between James Barton and TiVo Inc., effective March 16, 2012 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated November 30, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated November 30, 2012 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated November 30, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Anna Brunelle, Chief Financial Officer of TiVo Inc. dated November 30, 2012 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested as to portions of this agreement.
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

TIVO INC.

Date:	11/30/2012	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	11/30/2012	By:	/S/ ANNA BRUNELLE
Anna Brunelle
Chief Financial Officer (Principal Financial and Accounting Officer)