Form 10-Q/A
period 2012-10-31
TIVO INC
filed 2013-01-25
CIK 1088825

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

Table of Contents

Explanatory Note
We are amending, as of January 24, 2012, our Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2012 (the "10-Q"), originally filed on November 30, 2012, for the sole purpose of refiling exhibit number 10.1 to revise portions of the previously filed exhibit for which we have sought confidential treatment. This amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events. This Amendment No. 1 on Form 10-Q should be read in conjunction with our other filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	Settlement and Patent License Agreement between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated January 24, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated January 24, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been requested as to portions of this agreement.

Table of Contents

SIGNATURES AND OFFICER CERTIFICATIONS
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date:	1/24/2013	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	1/24/2013	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

3