Form 10-K
period 2013-01-31
TIVO INC
filed 2013-03-15
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission file number 000-27141
TIVO INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Gold Street, San Jose, CA	95002
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐  No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On February 28, 2013, the Registrant had 126,027,184 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Shareholders to be filed on or before May 31, 2013.

TIVO INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2013

© 2013 TiVo Inc. All Rights Reserved.
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

•
our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated subsidies, and other marketing activities, including our current subsidized hardware pricing and related subscription pricing and their impact on our hardware revenues, service revenues, and total acquisition costs as well as sales and marketing, subscription acquisition costs, and average revenue per subscription ("ARPU");

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

•
our expectations regarding future growth in subscriptions to the TiVo service, including future increases in television service operators ("MSOs") subscription base and the possibility of future decreases in the TiVo-Owned subscription base;

•	our expectations related to future advertising and audience research measurement revenues;

•	our future earnings including expected future service revenues from future TiVo-Owned subscriptions and future service and technology revenues from MSOs;

•
our expectations of the growth in the future advanced television services market for our software and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as Video on Demand ("VOD") from Internet and cable providers, and network DVRs;

•	our expectations regarding installation and operational issues surrounding cable-operator provided CableCARDs™ and switched digital devices essential for TiVo consumer devices in cable homes;

•	our expectations that in the future we may also offer services for additional non-DVR products that would incorporate the TiVo user interface and non-DVR software;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•	our expectations with respect to the timing of future development and deployment, including future subscription growth or attrition and future technology and service revenues;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report, and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, "Business" and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I.

ITEM 1.	BUSINESS
The Company
TiVo is a leading developer and provider of software and technology for advanced television services for set-top boxes, tablets, smartphones, and other consumer electronics. We focus on providing a user experience that enables the search, navigation, and access of content across disparate sources, including linear television and on-demand video in a single, easy, intuitive user experience. We provide these capabilities both inside and outside the home through devices such as digital video recorders (“DVRs”), traditional set-top boxes, tablets, computers, and smartphones. We also provide innovative advertising solutions for the media industry, including a unique platform for interactive advertising and audience measurement services. Since prior to the introduction of our first commercial product in 1999, we have developed significant intellectual property applicable to the advanced television market, and we remain focused on our continued innovation and protection of our intellectual property.
We distribute our products and services directly to consumers and through domestic and international television service providers who utilize our software and technology in set-top boxes and other devices that receive their multichannel services.
We generate revenues primarily from four sources:
•Consumer Service. Our largest source of revenues is from consumers in our direct to consumer business, who subscribe to the TiVo service directly with us and typically pay us monthly fees, or in some cases pay for TiVo service for the life of their product upfront, which we report as our TiVo-Owned service subscriptions. We sell our DVRs and other products to consumers through distribution relationships with major retailers and directly to consumers through TiVo.com.
•Television Service Providers or MSOs. We work with television service providers, which we also refer to as MSOs, who typically pay us recurring monthly fees in order to provide the TiVo service to their subscribers either as their primary user interface or in some cases as an optional premium service. We may also receive revenues for licensing and professional services and hardware sales from these customers. This revenue source has continued to grow and we expect it to be a larger percentage of our total revenue in the future.
•Media Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for television advertising and measurement. These include short- and long-form interactive video advertising, lead generation, and commerce as well as unique second-by-second audience research measurement that combines viewing data with purchase activity or demographic attributes. During the fiscal year ended January 31, 2013, we acquired TRA Global Inc., now known as TiVo Research and Analytics, Inc. ("TRA") in an effort to support and accelerate our mission to be a leader in audience research measurement solutions.
•Licensing Revenues. In connection with settlements of litigation, TiVo has entered into agreements with DISH Network, AT&T Inc., and Verizon Communications, Inc. in which we provide rights to use certain TiVo patents.
We continue to be subject to a number of risks, including intellectual property claims by and against us and the related costs of such intellectual property litigation; continued need for significant research and development and the related costs of such research and development activities; delays in product and service developments; competitive service offerings; lack of market acceptance; ongoing losses and uncertainty of future profitability; dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules and software development issues related to third-party products which contain our technology; access to television programming including digital cable signals in connection with CableCARDTM and switched digital technologies; dependence on our relationships with third-party service providers for our MSO subscription growth; and our ability to maintain our TiVo-Owned subscription base and consumer service business. We conduct our operations through one reportable segment. See Part II, Item 6, Selected Financial Data for our historical financial results. In our fiscal year ended January 31, 2013, we had a net loss of $(5.3) million and cash provided by operating activities was $47.3 million, which was primarily driven by a litigation settlement with Verizon Communications, Inc. As of January 31, 2013, we had an accumulated deficit of $(682.3) million. We have had a history of US GAAP losses and expect this trend to continue in our fiscal year ending January 31, 2014. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We remain cautious about our ability to maintain our current number of TiVo-Owned subscriptions in our fiscal year ending January 31, 2014. While we anticipate growth in our MSO subscription base from our deployments with television service providers, we may not immediately achieve a corresponding increase in service revenues and margin expansion from the fees these subscriptions generate because these fees will be first classified as technology revenues until we recoup our initial development expenditures under our current zero margin or completed contract arrangements, including with Com Hem, Cableuropa S.A.U. ("ONO"), and Virgin Media ("Virgin"). See the discussion in Part l, Item 1A. Risk Factors, relating to risks related to our business. If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.”
Our Industry
Evolution of Advanced Television Services. TiVo revolutionized television viewing when it introduced the DVR over thirteen years ago, allowing consumers to enjoy an on-demand experience. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in their consumption of entertainment. Our DVR products proved that the television entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing.
 The emergence of cloud-based services which deliver Video on Demand ("VOD") through cable and broadband connections is once again revolutionizing the way people consume video entertainment. The rapid growth of broadband video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a solution to effectively suggest, search, navigate, and access the growing volume of broadcast, cable, and VOD from the Internet and cable providers including television shows, movies, user generated videos, music, and other personal content including photos and home videos. In addition, proliferation of new consumption devices like tablets and entertainment-oriented smartphones creates additional demand for solutions that enable viewing when and where convenient for the user across multiple screens.
Advanced Television Technology as a Competitive Asset. Nearly all of the major television service providers in the United States including Comcast, DIRECTV, DISH (formerly “EchoStar”), Time-Warner Cable, and others, are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video and alternate devices such as tablet devices and TV Everywhere services (cloud-delivered content). Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. We believe that the combination of our award winning, easy-to-use interface and famous brand, hosted services, and customized advanced television solutions can make the advantages of this advanced TV technology available to the large number of operators who cannot afford to develop these technologies in house.
The Changing Television Advertising & Audience Measurement Industry. The decline of live linear television viewing, which is now only approximately 40% of viewing on the TiVo Premiere platform, along with the proliferation of additional content choices is requiring television advertisers to evaluate new and different ways to reach consumers and measure their interactions with content and advertising. The DVR and other new consumer electronic devices which access broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.
 In addition, subject to its privacy policy and applicable laws, TiVo collects data from its own and third-party set-top boxes that allows it to measure the viewing of television programs and commercials in a manner that we believe is significantly more accurate and insightful than the traditional approach to television measurement practiced by companies like Nielsen Media. This traditional approach is gradually being supplemented by additional alternate forms of measurement which we are uniquely positioned to provide. TiVo uses second-by-second viewing data from a large national sample of our set-top boxes to create highly detailed statistics which are not subject to the limitations of Nielsen's minute by minute approach and program-based ratings.
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
Provide Compelling, Easy-to-Use Consumer Offering. Our advanced television solutions have an easy, intuitive user interface and many features that we believe dramatically improve a consumer's television viewing experience. Our advanced television solutions can support linear television delivered through analog cable, digital cable, satellite, from the cloud, or over-the-air, television service provider VOD, and broadband video. Our technology enables consumers to find and watch their favorite content, whether it is on TV, VOD, or broadband, and helps them discover new programming through features that search and browse for content by subject, title, genre, actor, director, or channel, enjoy access to extra content via broadband and comprehensive episode guides, as well as suggesting programs that consumers may like through a variety of TiVo recommendation features.
 Offer Increasingly Differentiated Features and Services. Our goal is to lead the market with innovations that expand the value and potential of our advanced television services. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make our services more compelling for both current and potential customers. For example, we have launched TiVo products and applications for Android-enabled smart phones and tablets and iOS-enabled smartphones and tablets that allow viewers to both control their set-top boxes as well as consume video both inside and outside the home. We continue to update the TiVo service with new audio and video applications such as Spotify, Hulu, and Flingo. These applications give consumers a much richer and more powerful way to explore all of the content available to them and expand the population of devices upon which we can deploy our services. We expect that a significant portion of our future product development efforts will be focused on broadband functionality, enabling the TiVo experience on additional consumer device and screens, cloud-based services, personalization, and integration of new discovery paradigms like social network recommendations.
Develop Solutions for Television Service Providers. Part of our strategy focuses on developing versions of the TiVo service that can be deployed by third-parties (typically television service providers) in conjunction with TiVo and third-party designed set-top boxes and other consumer electronic devices such as tablets in order to promote the mass deployment of devices utilizing our technology. For example, we are able to deliver a set-top box product to our television service provider customers that combines within one integrated user interface: on-demand viewing of linear broadcast television delivered by the television service provider through a built in DVR; access to on-demand viewing of a television service provider's own VOD service; and access to broadband delivered content (or so called over-the-top content). Additionally, we believe our retail business uniquely positions us versus other vendors to license our technology to television service providers as we understand consumer behavior first-hand and are able to innovate at a faster pace. It allows us to leverage our research and development across our direct to consumer products as well as our products and services provided to television service providers. There are several primary ways in which we provide our TiVo technology: a TiVo box provisioned as a set-top box where we are the hardware and software provider; TiVo software we build into third-party hardware; and through consumer electronic devices such as tablets. We have extensive knowledge of the inner-workings of the television service providers' infrastructures and believe we are able to integrate with their infrastructures in a cost and time effective manner. Furthermore, the data back-hauled from the Television Service Provider's network via the TiVo software enables operators to efficiently run promotions and derive revenue from Video on Demand and premium TV channels.
Extend TiVo Products Beyond the U.S. Market. We also believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, we launched an exclusive distribution agreement in the United Kingdom with Virgin, the United Kingdom's largest cable operator, to provide the TiVo service on next generation set-top boxes and on tablet devices directly from the cloud. We also have distribution arrangements that cover the geographies of Australia, Mexico, New Zealand, Spain, Sweden, and Taiwan. Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television service providers and our strategy is to sign additional international partnerships and distribution agreements in the future. Typically, the parties distributing the TiVo service under these agreements are subject to significant deployment and marketing commitments.
Extend and Protect Our Intellectual Property. The convenience, control, and ease of use of the TiVo service is derived largely from the technology we have developed since and prior to the introduction of our first commercial product offering in 1999.
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

We are prosecuting intellectual property lawsuits against Cisco, Motorola, and Time Warner Cable including for willful infringement of the Time Warp patent. To date, we have generated over $1 billion in damages and technology revenue consideration for the unauthorized use of our patents. During the fiscal year ended January 31, 2012, we entered into separate settlements of pending intellectual property lawsuits against DISH Network and AT&T Inc. for $500 million and $215 million, respectively. During the fiscal year ended January 31, 2013 we entered into a settlement of pending intellectual property lawsuit against Verizon for $250.4 million. We are also defending patent infringement claims from Motorola, in addition to other intellectual property litigation. See the discussions in Part 1, Item 1A. Risk Factors, relating to pending intellectual property litigation, and Part 1, Item 3. Legal Proceedings.
Generate Revenue from Advertising and Audience Research Capabilities. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed anonymous aggregated reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded Showcases including long-form video, requests for information, and customizable applications. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue to develop and enhance our interactive advertising capabilities in the future to generate additional revenues as well as provide us with additional information to help us improve and enhance the TiVo service for our customers.
We also offer audience research and measurement products through our subsidiary, TRA, whose customers include advertisers, agencies, and broadcast and cable networks. These customers use TRA's software and advanced data analytics which match TV tuning and purchase data in order to optimize advertising to the right audience. We believe this creates ad placement efficiency, drives more product sales for brands, and a higher return on media investment for advertisers while increasing advertising revenues for networks. We plan to continue to develop and enhance our measurement capabilities to generate additional revenues and provide additional innovative solutions, such as crossmedia measurement products.
Our Technology
We have developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, analog cable, digital cable through the use of CableCARDsTM, and from broadband video sources. The TiVo service is also deployed directly by U.S. satellite and cable operators such as Charter, DIRECTV, Grande, RCN, Suddenlink, GCI, and internationally, such as with Virgin , ONO, and Com Hem. Our strategy is to sign additional distribution agreements to make the TiVo service available on additional set-top boxes and other devices such as tablets or computers and in the future connected televisions and game consoles. We believe that our commitment to research and development will allow us to continue to innovate new products for our customers, even while we continue to focus on managing and reducing our overall research and development expenses from fiscal year 2013. TiVo's technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled hardware designs.
TiVo Service Client Software. The TiVo service client software functions on set-top boxes, tablets, and mobile devices which run the TiVo software. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure in the cloud. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain commonly used integrated third-party set-top boxes, such as on a Cisco and Samsung manufactured set-top box in connection with our Virgin deployment arrangement.
TiVo Service Infrastructure. The TiVo service infrastructure operates the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, interactive advertising, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking, among other activities. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled set-top boxes for use in recommendations and personalization, and our audience research measurement efforts. The infrastructure has also been designed to work with the networks of service provider customers.
TiVo-Enabled Hardware Design. The TiVo-enabled hardware designs are specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, broadband and in some cases Video on Demand applications. In addition, the TiVo-enabled hardware design allows for connection to broadband networks and external devices to enable existing and future services. We believe that the TiVo-enabled hardware design and our lack of dependence on third-party hardware design, which can delay time to market, allows us to innovate our client software at a fast pace.
Significant Relationships
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to DIRECTV's customer base. As of January 31, 2013, DIRECTV was one of our larger MSO subscription partners and represented a meaningful portion of our 2.1 million MSO subscription base.
DIRECTV currently pays us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to an aggregate minimum monthly amount. Due to the declining number of DIRECTV MSO subscriptions in recent years, in fiscal year 2013, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses related to the DIRECTV relationship. We also recognize revenue from DIRECTV for engineering services work on integrated DIRECTV satellite receivers with TiVo service and the related service infrastructure. DIRECTV also distributes TiVo advertising features on DIRECTV receivers with TiVo service. Subject to certain restrictions and exceptions, both DIRECTV and TiVo may sell this advertising and collect audience research measurement data, with each party retaining all their respective revenues generated from such sales.
On September 3, 2008, we extended our current agreement with DIRECTV for the development, marketing, and distribution of a new HD DIRECTV DVR featuring the TiVo service. Under this new agreement, DIRECTV is paying a substantially higher monthly fee for households using the new HD DIRECTV DVRs with TiVo, which are being deployed by DIRECTV, than the fees for previously deployed DIRECTV DVRs with TiVo service. DIRECTV will continue to pay the previous monthly fee for all households using only the previously deployed DIRECTV DVRs with TiVo service. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement (which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV). DIRECTV also has certain additional annual obligations to market and promote the new HD DIRECTV DVR featuring the TiVo service.
Best Buy. Best Buy is one of the largest nationwide retailers of consumer electronics in the United States and our largest retail customer. We have had a long-standing relationship with Best Buy since 1999 to sell our TiVo DVRs to consumers.
Customer Service and Support
For our TiVo-Owned standalone DVRs, we provide customer support through outsourced service providers as well as our internal customer service personnel. In most cases, when our product is sold through a television service provider (such as DIRECTV, Grande, ONO, RCN, Suddenlink, GCI, and Virgin) the service provider is primarily responsible for customer support. We may provide training and other assistance to these service providers.
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
Research and Product Development
Our research and development efforts are focused on designing and developing the elements necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in millions)
Research and Development Expenses	$115.1	$110.4	$81.6

We decreased the number of our regular, temporary, and part-time employees engaged in research and development by 12% from a total of 526 as of January 31, 2012 to 461 as of January 31, 2013. In the fiscal year ending January 31, 2014, we currently expect our research and development expense to decrease from fiscal year 2013 levels.
Manufacturing and Supply Chain
We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control, and shipment to distribution centers. Today the majority of our products are assembled in Mexico, with the majority of our components delivered from manufacturers overseas. Our primary distribution center is operated on an outsourced basis in Texas.
The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, which supplies system controllers. Some of our components, including system controllers, chassis, remote controls, and certain discrete components are currently supplied by sole source suppliers. Our dependence on these sole source suppliers could expose us to the risk of supply shortages, unexpected price increases, and increased compliance risks with new conflict mineral requirements in the future.
We often require substantial lead time to purchase components and manufacture anticipated quantities of devices that enable the TiVo service. This long lead time requires us to make component purchasing and inventory decisions well in advance of our peak selling periods. We offer our individual end-users who purchase from TiVo.com a 30-day money back guarantee. We typically do not offer a right of return or significant extended payment terms to our retailers.
Seasonality
Sales of our TiVo-Owned devices and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual device sales and new TiVo-Owned subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, revenue share and other payments to channel, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSO customers.
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs and other broadband enabled consumer electronic devices, are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products and DVRs offered by consumer electronics and software companies.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against services sold directly by cable, telecommunications, and satellite operators. These products typically combine pay television reception with DVR functionality; most of these products include multiple tuners, high definition recording, and in some cases multi-room viewing capability. Some of these products are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, these products are usually professionally installed and may appeal to consumers who do not pro-actively select a DVR service. Additionally, many U.S. cable operators are currently deploying Video on Demand technology, which over time could serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which is deploying remote storage-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.
Our retail products also compete against products with on-demand internet-enabled services offered by consumer electronics companies including:
•Personal computers: Microsoft based PCs and Apple products (among others) enable a variety of entertainment features and services which offer alternatives to traditional DVR services, primarily via internet delivery of content.
•Broadband capable devices and game consoles: We are seeing a proliferation of broadband enabled devices, such as connected televisions, “smartphones”, single purpose broadband set-top boxes, tablets, and gaming consoles that offer broadband delivered content. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access internet-delivered video content through devices that many consumers may seek to acquire for other purposes. For example, many consumer electronics companies have television or DVD products that are internet enabled and others have built dedicated devices for accessing video over the internet such as AppleTV, Roku, and GoogleTV. Similarly, companies such as Sony and Microsoft have now enabled the digital delivery of video programming over the internet to their game consoles.
Competition in our MSO business. Our MSO revenues depend upon both our ability to successfully negotiate agreements with our service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as NDS/Cisco, Microsoft, Motorola, Arris/Motorola, Rovi, and others, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers by bundling multiple products together. We also face competition from internal development initiatives at some large service providers and consumer electronics manufacturers who may choose to develop similar products on their own rather than resell products/services developed by TiVo.
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
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 306 foreign and domestic patents and have approximately 428 foreign and domestic patent applications pending. For example, we own U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program and expires in July 2018. The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification. The majority of our patents have expirations beyond 2018.
During the fiscal year ended January 31, 2012, we entered into separate settlements of pending intellectual property lawsuits we had filed against DISH Network and AT&T Inc. for $500 million and $215 million, respectively. During the fiscal year ended January 31, 2013 we entered into a settlement of pending intellectual property lawsuit against Verizon for $250.4 million. We are also engaged in significant patent infringement litigation with Motorola, Time Warner Cable, and Cisco in addition to other intellectual property litigation. See the discussions in Part 1, Item 1A. Risk Factors, relating to pending intellectual property litigation, and Part 1, Item 3. Legal Proceedings.
We have secured numerous foreign and domestic trademark registrations for our distinctive marks, including but not limited to registrations, for the marks “TiVo,” the TiVo logo, “Season Pass,” Thumbs logos, and certain sound marks. We anticipate ongoing progress in our establishment of a defensible and useful intellectual property portfolio; however, we cannot assure you that current patents will be enforceable or our current patent applications will ever be allowed or granted. See Part I. Item 1A. Risk Factors under the headings "Our success depends on our ability to secure and protect our patents, trademarks, and other proprietary rights” and “Intellectual Property claims against us could be extremely costly, result in the loss of significant rights, require us to alter our current product and business strategy and force us to cease operating our business, in which case our business would be harmed” for additional information concerning our intellectual property.
Privacy Policy

We have adopted a privacy policy, which we make available on our website at www.tivo.com/privacy and make available to each new subscriber to the TiVo service. This policy was last updated in February 2011 to cover new features that we have introduced and plan to introduce in the future. Among other things, this policy explains how we collect, use, disclose, and protect information.
Employees
At February 28, 2013, we employed approximately 576 full-time employees, including 50 in service operations, 354 in research and development, 51 in sales and marketing, and 121 in general and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of February 28, 2013):

Name	Age	Position
Thomas Rogers	58	President and CEO
Naveen Chopra	39	Senior Vice President, Chief Financial Officer
Jeffrey Klugman	52	Executive Vice President, Products and Revenue
Charles (Dan) Phillips	54	Chief Operating Officer
Matthew Zinn	48	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Pavel Kovar	39	Vice President, Corporate Controller and Treasurer
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
Naveen Chopra was named Chief Financial Officer and Senior Vice President, Corporate Development and Strategy in December 2012 and is responsible for overseeing the Company's accounting and financial reporting, planning, tax, and treasury functions. In addition Mr. Chopra is responsible for the Company's long-term business strategy focused on product distribution, corporate development and capital allocation. Mr. Chopra joined TiVo in 2003 as Director, Business Development, where he later served as Vice President, Business Development, before being promoted to Senior Vice President, Corporate Development and Strategy. He holds bachelor degrees in computer science and economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
Jeffrey Klugman was named Executive Vice President of Products and Revenue on December 20, 2012. Prior to that Mr. Klugman had served as Senior Vice President of Products and Revenue from November 1, 2009 to December 19, 2012. Prior to that Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February 2004, Vice President, TiVo Platform Business from February 2004 until April 2005, and Senior Vice President and General Manager, Service Provider and Advertising Products Division from April 2005 to November 2009. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an internet-portal focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering with Honors from Carnegie Mellon University and an M.B.A. degree from the Stanford Graduate School of Business School.
Charles (Dan) Phillips was named Chief Operating Officer on December 20, 2012. Prior to that Mr. Phillips had served as Senior Vice President of Engineering and Operations from June 21, 2010 to December 19, 2012. Mr. Phillips oversees Engineering and Operations company-wide, which includes engineering activity for consumer product distribution, service providers, advertising and audience research efforts, as well as manufacturing, distribution, call center, service operations, information technology, facilities, and broadcast center operations. Until that time, Mr. Phillips had served as Vice President, Chief Information Officer and Engineering from November 2009 to June 2010 and as Vice President, Chief Information Officer from October 2006 until November 2009. Prior to joining TiVo, Mr. Phillips held several leadership positions in the high-tech industry. From May 2002 to January 2006, he served as Senior Vice President of Products at TRADOS Software, a globalization software company. Mr. Phillips served as Senior Vice President of Product Development at Uniscape Inc. from December 2000 until it merged with TRADOS in 2002. In July 1996, Mr. Phillips joined CrossWorlds' Software and held multiple executive positions including Vice President of Product Management and Vice President of Engineering until December 2000. From February 1995 to June 1997, Mr. Phillips held several senior management positions at SGI. Mr. Phillips co-founded Meta Systems in May 1991. Mr. Phillips holds B.A. degrees in Business Administration and Computer Information Systems from Humboldt State University.
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
Pavel Kovar was named Vice President, Corporate Controller and Treasurer (Principal Accounting Officer) on January 24, 2013. Mr. Kovar had served as Vice President, Corporate Controller and Treasurer from June 2010 to January 2013. From September 2008 to June 2010 Mr. Kovar served as Senior Director, Corporate Controller. From February 2007 to September 2008 Mr. Kovar served as Director, Chief Accountant. Prior to that Mr. Kovar served as a Senior Manager at Ernst and Young LLP. Mr. Kovar holds a master's degree in International Trade from the University of Economics, Prague, Czech Republic and is a Certified Public Accountant in the State of California.
Other Information
TiVo was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (U.K.) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware. On July 18, 2012, we acquired TRA Global, Inc. a privately-held, media and marketing research company headquartered in New York, New York, now named TiVo Research and Analytics, Inc. ("TRA").
We maintain an Internet website at the following address: www.tivo.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (“the SEC”).
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS
Risk Factors

An investment in our securities involves risks. You should carefully consider the risk factors set forth below as well as the other information contained or incorporated by reference in this offering memorandum before investing in the notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, which in turn could adversely affect our ability to repay our outstanding convertible senior notes and the trading price of our common stock. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
We have incurred significant net losses and may never achieve sustained profitability.
During the fiscal years ended January 31, 2013, 2012, and 2011, our net income (losses) were $(5.3) million, $102.2 million, and $(84.5) million, respectively. As of January 31, 2013, we had an accumulated deficit of $(682.3) million. The size of future net losses will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo subscriptions, the prices at which we sell TiVo set-top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, the amount and timing of litigation expenses we incur in connection with protecting our intellectual property and the outcomes of our intellectual property litigations. We expect to incur significant net losses in our fiscal year ending January 31, 2014. Unless and until we generate significant additional revenues or substantially reduce our expenses, including revenues and expenses resulting from our ongoing legal proceedings, we will likely continue to incur losses in our current and future fiscal years and we may never achieve sustained profitability. Over time, continued net losses and negative cash flow could drain our existing cash balance.
 We are a party to patent infringement lawsuits involving Motorola, Cisco and Time Warner Cable. We are incurring material litigation expenses as a result, and an adverse outcome in any of these lawsuits could harm our business.
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
Our claims against Motorola and Time Warner Cable. On March 26, 2012, we filed counterclaims against Motorola and Time Warner Cable in the United States District Court for the Eastern District of Texas for infringement of the following three TiVo patents: U.S. Patent Nos. 6,233,389 (“Multimedia Time Warping System”), 7,529,465 (“System for Time Shifting Multimedia Content Streams”), and 6,792,195 (“Method and Apparatus Implementing Random Access and Time-Based Functions on a Continuous Stream of Formatted Digital Data”). Our counterclaims seek, among other things, damages for past infringement and a permanent injunction, similar to that issued by the United States District Court, Eastern District of Texas against EchoStar. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, our business would be harmed.
Cisco's claims against us. On May 30, 2012, Cisco Systems, Inc. filed a complaint against us in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. On August 10, 2012, the Court ordered this action transferred to the United States District Court for the Eastern District of Texas. Cisco seeks, among other things, damages and a permanent injunction. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, we could be forced to pay damages for infringement, to license technology from Cisco, and we could be subject to an injunction preventing us from infringing Cisco's technology or otherwise affecting our business, and in any such case, our business would be harmed.
Our claims against Cisco and Time Warner Cable. On June 4, 2012, we filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On December 13, 2012, the United States District Court for the Eastern District of Texas entered an order consolidating this action with the TiVo v. Cisco action, discussed above. We continue to incur material expenses in connection with this lawsuit, and in the event we were to lose, our business would be harmed.
We generate a significant amount of revenue from our patent settlement agreements with DISH, AT&T, and Verizon which expire in calendar year 2018, and if we are unable to renew or replace these revenues, our business would be harmed.
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
Intellectual property claims against us could be extremely costly, result in the loss of significant rights, require us to alter our current product and business strategy and force us to cease operating our business, in which case our business would be harmed.
In addition to the litigation discussed above, we are subject to, or otherwise engaged in, a significant number of pending intellectual property litigation proceedings. In addition, from time to time, we are sued in court or receive letters from third-parties alleging that we are infringing on their intellectual property. Regardless of their merit, we are forced to devote time and resources to respond to these lawsuits and letters. In addition, if any of these third-parties or others were to be successful in suing us, our business would be harmed because intellectual property litigation may:
•be time-consuming and expensive;
•divert management's attention and resources away from our business;
•cause delays in product delivery and new service introduction;
•cause the cancellation of current or future products or services;
•require us to pay significant amounts in damages, royalties and/or licensing fees;
•cause us to incur material expenses as a result of our indemnification obligations; and
•result in an injunction that could force us to limit the functionality of our products and services, stop importing our products and services into certain markets, or cease operating our business altogether.
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
Under our agreements with many of our manufacturing and licensing partners, we may be required to indemnify them in the event that our technology infringes upon the intellectual property rights of third-parties. Due to indemnity obligations which include infringement of third-party intellectual property rights and may also include indemnification for open source software violations, we could be forced to incur material expenses if our manufacturing and licensing partners are sued. In addition, because the products sold by our manufacturing and licensing partners often involve the use of other persons' technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the product in question, even if the claim does not pertain to our technology.
Our success depends in part on our ability to secure and protect our patents, trademarks, and other proprietary rights.
Our success and ability to compete are substantially dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection, as well as confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed patent applications and provisional patent applications covering much of the unique technology used to deliver the TiVo service and its features and functionality. To date, several of these patents have been granted, but we cannot assure you that any additional patents will ever be granted, that any issued patents will protect our intellectual property or that third-parties will not challenge any issued patents. Opposition proceedings may result in changes to certain claims or revocation of a patent. In addition, other parties may independently develop similar or competing technologies that design around any patents that may be issued to us. Our failure to secure and protect our proprietary rights could harm our business.
We face risks in connection with our marketing and distribution agreements for the development and deployment of TiVo-branded advanced television solutions and services to our marketing partners and distributors, particularly as our ability to perform and meet such contractual arrangements may be dependent on our ability to gain access to certain necessary third-party technologies.
We face significant technological challenges in our development of the TiVo service for our marketing partners and distributors as well as challenges related to our dependence on certain third-party technology providers upon whom we depend to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service providers. For example, we rely on access to and receipt of certain technologies from third-parties to enable Video on Demand and other content and search features on our products. Additionally, we are engaged in active intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we are engaged in patent infringement litigation with Motorola and previously with Microsoft, who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service providers, and in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass deployment and adoption of our TiVo-branded advanced television solutions, which may include TiVo-branded DVRs, third-party set-top boxes which run TiVo software, and DVR and non-DVR set-top boxes, among other solutions, by the subscribers of our distribution customers and marketing partners. If we are unable to complete development of these products in a timely and efficient manner to the satisfaction of our distribution customers, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner's customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third-party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded advanced television solutions and services with these marketing partners and distributors, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.
Furthermore, some of our partners have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what such partners receive under their agreements with us, then such partners may be entitled to receive the new more favorable terms. Additionally, such partners may have the right to terminate their agreements with us in the event we are subject to certain specified change of control transactions involving companies specified in their agreements. Further, if any of our partners are subject to a change of control transaction, our business could be harmed if such acquiring company chose to favor a technology provider other than us, despite the fact that many of our agreements with our partners include exclusivity provisions, minimum deployment commitments, or minimum financial commitments. If any of these events occur, including our inability to develop, license, and deploy in a timely, efficient, and on a full-scale basis, we will have difficulty generating revenues and new subscriptions under these agreements and our business would be harmed.
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
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, DIRECTV, Virgin, Suddenlink, Com Hem, and ONO, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
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
Many of our current deployment arrangements with television service providers require us to incur significant upfront development and engineering expenses for which we are in total or in part compensated through future service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost and recognize them on a zero margin or straight-line basis after the solution is launched. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. In situations where we are recovering upfront project-specific development costs, we would start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. As of January 31, 2013, we had approximately $30.7 million in such project-specific deferred costs. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. As a consequence, it may be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement. If we fail to properly estimate, manage, and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
In the event of an early termination of these arrangements with our television service provider customers prior to deployment, we would be forced to recognize any deferred development costs which we have incurred but not recognized without corresponding revenues from development or subscription fees, and in such an event we would be forced to incur unexpected losses. From time to time during development and integration for our television service provider customers, we or our customers may request to revise certain terms of our contracts or statements of work to modify such deliverables required or to otherwise address circumstances and technological requirements not anticipated by the parties when the contract or statement of work was originally agreed upon. Additionally, from time to time, we have experienced delays and may in the future experience delays in our development work with our television service provider customers, which may cause us to modify the terms of those arrangements. If we were to fail in modifying the terms of these arrangements to the satisfaction of both parties and the arrangements were unexpectedly terminated early, we would have to recognize immediately any associated deferred costs that may no longer be deemed recoverable. In such an event that we would have to recognize early such deferred development and integration costs, we would be required to do so without any corresponding revenue in which case we would incur unexpected losses which would harm our business.
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
We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD based services on set-top boxes which stream content remotely) offered by telecommunications, cable and satellite operators and DVRs and other advanced television solutions (e.g. VOD based services on set-top boxes or other consumer electronic devices (TV, BluRay player, etc.) which stream content remotely) offered by consumer electronics and software companies. For more information on our competitors, see our discussion of competition in Item 1. “Business” in our annual report on Form 10-K incorporated by reference herein.
Licensing Competitors. Our revenues depend both upon our ability to successfully negotiate agreements with our consumer electronics and service provider customers and, in turn, upon our customers' successful commercialization of their underlying products. We face competition from companies such as Microsoft, DIRECTV, DISH, Pace, Arris, Motorola (whose set-top box division is being acquired by Arris), Cisco, NDS (who was acquired by Cisco), and Rovi, each of which have created competing technologies. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs.
We face a number of competitive challenges in the sale and marketing of the TiVo service and products that enable the retail version of the TiVo service.
Our success depends upon the successful retail marketing of the TiVo service and related DVRs, which began in the third quarter of calendar year 1999.
We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, video game consoles, and other dedicated over-the-top video streaming devices (such as Roku, AppleTV, and Boxee). The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, Video on Demand, and mail-order DVD services. Such competition could harm our business, financial condition, and results of operations.
 Many of these products or services have established markets, broad user bases, and proven consumer acceptance. In addition, many of the manufacturers and distributors of these competing devices and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional activities, and more strategic partners. Faced with this competition, we may be unable to effectively differentiate our DVRs and the TiVo service from other consumer electronics devices or entertainment services and our business, financial condition, and results of operations would be harmed.
Consumers may not be willing to pay for our products and services or we may be forced to discount our products and services. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR as too expensive. In order to continue to grow our subscription base, we have lowered the price of our DVRs in the past and raised our subscription pricing and alternatively we may choose to raise our DVR pricing and lower our subscription pricing in the future. As a result of lower hardware pricing and higher subscription pricing, the profitability of such newly acquired customers was shifted outward in time as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. For competitive and financial reasons, we may need to change the pricing of our DVRs and our service fees again in the future. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, and in such an event our business would be harmed.
Growth in our TiVo-Owned subscriptions and related revenues could be harmed by offerings by our television distribution partners who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our television distribution partners, such as DIRECTV, RCN, Suddenlink, and others, who may be able to offer TiVo-branded DVR and non-DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to sufficiently differentiate the TiVo service offered direct to consumers by TiVo from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service offered direct to consumers by us may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, the growth of our TiVo-Owned subscriptions could be reduced. If our TiVo-Owned subscriptions continue to decrease, our business will be harmed.
We compete with digital cable, satellite, and telecommunications DVRs. Cable, satellite, and telecommunications service providers are accelerating deployment of integrated cable and satellite receivers with DVRs that bundle DVR services with other digital services and do not require their customers to purchase hardware. If we are not able to enter into agreements with these service providers to embed the TiVo service into their offerings, our ability to attract their subscribers to the TiVo service will be limited and our business, financial condition, and results of operations would be harmed.
We also expect to compete with digital cable, satellite, and telecommunications services that provide consumers with DVR and VOD-based services via a broadband connection on an on-demand basis. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has deployed server-based DVR technology. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings or offer linear television programming in other VOD-based broadband delivered services, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services or equivalent VOD-based viewing services (such as the increasing TV Everywhere services from most MSOs) without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition, and results of operations would be harmed.
We are currently only able to offer a high definition DVR that has access to digital cable signals. The cable industry in the United States is currently required to provide access to digital high definition television signals through CableCARD™ technology. Without separate agreements with satellite operators, such as our agreement with DIRECTV, or other telecommunication providers, who offer television service, such as AT&T, that would give us access to digital and high definition television, our ability to attract their subscribers to the TiVo service is limited and our business, financial condition, and results of operations would be harmed.
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
We rely on our retail customers and service providers to market and distribute our products and services. In addition to our own efforts, our retail customers distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets, and brand images to promote and support DVRs and the TiVo service. Additionally, we now have arrangements with many service providers, both domestically and internationally, to market and promote the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. Further, if any of our service providers elect to support a competing technology, our business could be harmed despite the fact that many of our agreements with our service providers include exclusivity provisions, minimum deployment commitments, or minimum financial commitments. As a result, we would spend significant resources to support the TiVo service and DVRs and other devices that enable the TiVo service or would otherwise see a reduction in new and existing service provider deployments from such service providers. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract subscriptions to the TiVo service will be limited.
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
We have previously launched access to the entertainment offerings of Amazon Video on Demand service, Netflix, Hulu Plus, Pandora, and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video On Demand, Netflix, Hulu Plus, Pandora, and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Video On Demand, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.
Our ability to retain our current customers may continue to decrease in the future which could increase our TiVo-Owned subscription monthly churn rate and could cause our revenues to suffer.
We believe factors such as increased competition in the DVR marketplace, failure by us to continue to innovate and deliver new features on current deployed DVRs as well as deliver new DVR models in the future, changing television technologies such as the increasing penetration of high definition, the use of switched digital technology to deliver encrypted digital television signals, and the failure of cable operators in the future to transmit both an analog and digital transmission thus impacting our Series2 DVRs, increased price sensitivity in the consumer base, any deterioration in the quality of our service, and product lifetime subscriptions no longer using our service may cause our TiVo-Owned subscription monthly churn rate to increase. If we are unable to retain our subscriptions by limiting the factors that increase subscription churn, our ability to grow our subscription base could suffer and our revenues would be harmed.
The product lifetime subscriptions to the TiVo service that we currently are obligated to service commit us to providing services for an indefinite period. The revenue we generate from these subscriptions may be insufficient to cover future costs and will negatively impact our TiVo-Owned Average Revenue per Subscription.
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 66 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (“ARPU”) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2013, we had approximately 194,000 product lifetime subscriptions that had exceeded the 66 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
We face intense competition for advertising revenues.
DVR services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, Internet, Video on Demand, and other emerging advertising platforms for a share of advertisers' total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology's ability to fast-forward through commercials will reduce the effectiveness of general television advertising.
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
The TiVo service and TiVo products such as DVRs may contain the private information of our customers, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all services that connect with the internet, our service, including our website, is vulnerable to break-ins, attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or shutdowns of our service, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in service and website performance or availability problems, the complete shutdown of our service or website, or the loss or unauthorized disclosure of confidential information, our customers may lose trust and confidence in us, and decrease or discontinue their use of our service. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or our customers' information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers, cause existing customers to cancel their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business and operating results.
We depend on a limited number of third-parties to manufacture, distribute, and supply critical components, assemblies, and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations.
The TiVo service is enabled through the use of a DVR manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components for these DVRs and other devices we manufacture. We also rely on third-parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.
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
We are dependent on sole suppliers for key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers.
Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., (“Tribune”), is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune originally became effective on May 14, 2007 and had an initial term of five years which TiVo has renewed for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. While we have license to an alternative sources of guide data, there would be significant cost and delay involved in integrating such an alternative source of guide data. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
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
We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, (who is our primary brick and mortar nationwide consumer electronics retailer), and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third-parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products and the numerous components that go into our products. For instance, a number of our key components in our products are supplied from a single source, and finding alternatives components that would be conflict mineral free in some cases could be expensive and cause delays in our ability to manufacture our products and meet customer demand. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, India, Ukraine, the United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient engineering services and poor work product. As a result our business would be harmed, including our financial results, reputation, and brand.
Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers.
 Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. These types of interruptions in the TiVo service may reduce our revenues and profits. We currently house the server hardware that delivers the TiVo service at only one location; however, in the event that location became unavailable, we do have a backup facility capable of delivering the TiVo service. Our business also will be harmed if consumers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages create a high volume of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.
We have detected in the past and may continue to detect software and manufacturing errors in our products in the future. These problems can affect system uptime and result in significant warranty and repair problems, which could cause customer service and customer relations problems. Correcting errors in our software or fixing defects in our products requires significant time and resources, which could delay product releases and affect market acceptance of the TiVo service. Any delivery by us of products or upgrades with undetected material product defects or software errors could harm our credibility and market acceptance of the DVRs and the TiVo service. In addition, defective products could cause a risk of injury that may subject us to litigation or cause us to have to undertake a product recall. For example, we previously became aware of occasions where a part came loose from the remote control device that comes with the DVRs that enable the TiVo service, including occurrences where a young child gagged on or ingested a part of the remote control device. While we are unaware of any injuries resulting from the use of our products, we may be subject to products liability litigation in the future. Additionally, if we are required to repair or replace any of our products, we could incur significant costs, which would harm our business, including our financial condition and results of operations.
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
 We need to provide acceptable customer support, particularly with respect to installation of DVRs and CableCARDsTM, and any inability to do so would harm our brand and ability to retain current subscriptions and generate new subscriptions. Our ability to increase sales, retain current and future subscriptions and strengthen our brand will depend in part upon the quality of our customer support operations, including our ability to assist customers with installation and CableCARDTM-related issues. Some customers require significant support when installing the DVR and required CableCARDsTM for our HD DVRs and becoming acquainted with the features and functionality of the TiVo service. We have limited experience with widespread deployment of our products, services, and CableCARDTM installation requirements to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers require. In addition, we have entered into agreements with third-parties to provide this support and will rely on them for a substantial portion of our customer support functions. Furthermore, the installation of a CableCARDTM for TiVo customers may be performed by third-party cable operators and TiVo would then be dependent on such parties to timely service new subscribers to enable their receipt of digital and premium cable content. Our failure to provide adequate customer support for the TiVo service, DVRs, and a CableCARDTM will damage our reputation in the DVR and consumer electronics marketplace and strain our relationships with customers and consumer electronics manufacturers. This could prevent us from gaining new or retaining existing subscriptions and could cause harm to our reputation and brand.
We need to improve our operational and financial systems to support our growth in the future, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.
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
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles ("GAAP") is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.
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
We face risks where cable operators transmit in both analog and digital formats, as cable operators were only required to carry analog signals for customers through February 2012. Cable operators who transmit entirely in digital format to their customers and make set-top boxes available to such customers are exempted from the dual carriage mandate. Our business faces increased risks as cable operators convert their systems to transmit in all digital format because our dual tuner standard definition Series2™ DVR is reduced to a single tuner experience when used exclusively with a cable set-top box and no analog cable transmission is available. The lack of an analog signal being transmitted by the cable operator means that the DVR would only be able to use one tuner to record television although all the model DVRs we currently sell to our customers are high definition digital video recorders which are CableCARD™ capable and not subject to this risk. In the event that the features and functionality of our Series2 DVRs currently deployed with customers are impacted, such an impact may cause such customers to cancel their subscriptions. The migration of cable systems to all digital transmissions could result in increased customer churn or deter new customers from subscribing to the TiVo service with these older model DVRs, and in such an event our business would be harmed.
If there is increased use of switched digital video technologies to transmit television programs by cable operators (also known as switched digital) in the future, the desirability and competitiveness of our current products could be reduced in which case our business would be harmed.
We rely on conditional access security cards supplied by cable operators called CableCARDsTM for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDsTM to access digital cable, high definition, and premium cable channels like HBO that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Certain cable operators are deploying switched digital video technologies to transmit television programs in an on demand fashion (switched digital) only to subscribers who request to watch a particular program. Although cable operators are deploying a solution to enable our customers to receive channels delivered with switched technologies (known as the “Tuning Adapter”), if this technology is not successful or is not adopted by our customers (due to cost, complexity, functionality, or other reasons), then the increased use of switched technologies and the continued inability of our products to receive switched cable programming without a Tuning

Adapter may reduce the desirability and competitiveness of our products and services and adversely affect sales of our TiVo-Owned subscriptions in which case our business would be harmed.
We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our business, including our reputation and brand.
We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Spain, Sweden, Mexico, Canada, Australia, and New Zealand. However, we have limited experience in international operations. We face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business would be harmed. We have partnered, and expect to continue to partner, with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.
Entertainment companies and other content owners may claim that some of the features of our DVRs violate copyright or trademark laws, which could force us to incur significant costs in defending such actions and affect our ability to market the TiVo service and the products that enable the TiVo service.
Although we have not been the subject of such actions to date, a past competitor's DVRs were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor's DVRs violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward through commercials, the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a personal computer and/or portable media devices via TiVoToGo transfers. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs, we may experience increased difficulty in marketing the TiVo service and related TiVo-enabled DVRs and may suffer reduced revenues as a result.
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
 In the future, copyright statutes or case law could be changed to adversely impact our business by restricting the ability of consumers to temporally or spatially shift copyrighted materials for their own personal use. Our business would be harmed as a result. In addition, we are aware that some media companies may attempt to form organizations to develop standards and practices in the DVR industry. These organizations or individual media companies may attempt to require companies in the digital video recorder industry to obtain copyright or other licenses. Lawsuits or other actions taken by these types of organizations or companies could make it more difficult for us to introduce new services, delay widespread consumer acceptance of our products and services, restrict our use of some television content, increase our costs, and adversely affect our business.
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
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. For instance, recognizing the significant increase in our investments of cash as a result of our ongoing patent litigation, we have instituted controls to monitor compliance with the Investment Company Act of 1940 (“the 1940 Act”). If we fail to maintain compliance with the 1940 Act in the future such as by failing to continue to qualify for the research and development exemption under the 1940 Act, such noncompliance could have a significant adverse impact on our business. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
We advertise, market, and sell our services directly to consumers; many of these activities are highly regulated by constantly evolving state and federal laws and regulations and violations of these laws and regulations could harm our business.
We engage in various advertising, marketing, and other promotional activities, such as offering gift subscriptions to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service may be required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or our previously offered rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to suit, penalties, and/or negative publicity in which case our business would be harmed.
We and the third-party vendors we work with will need to remain compliant with the Payment Card Industry requirements for security and protection of customer credit card information and an inability to do so by us or our third-party vendors will adversely affect our business.
As a merchant who processes credit card payments from its customers, we are required to comply with the payment card industry requirements imposed on us for the protection and security of our customers' credit card information. If we are unable to successfully remain compliant with the payment card industry requirements imposed on us as a credit card merchant, our business would be harmed because we could be prevented in the future from transacting customer subscription payments by means of a credit card.
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
As our business grows and expands, we have started to do business in an increasing number of states nationally. By engaging in business activities in these states, we become subject to their various laws and regulations, including requirements to collect sales tax from our sales within those states and the payment of income taxes on revenue generated from activities in those states. The laws and regulations governing the collection of sales tax and payment of income taxes are numerous, complex, and vary among states. If we fail to comply with these laws and regulations requiring the collection of sales tax and payment of income taxes in one or more states where we do business, we could be subject to significant costs, expenses, penalties, and fees in which case our business would be harmed.
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
Consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products is very difficult, we have experienced that sales of DVRs and new subscriptions to the TiVo service have been higher during the holiday shopping season when compared to other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.
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
As of January 31, 2013, options to purchase a total of 8,656,569 shares and 5,476,714 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 10,295,442 shares available for future grants. In addition, there were potentially 15,462,193 shares to be issued upon conversion of our outstanding convertible notes. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.
Future sales of the shares of the common stock, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations, to fund litigation expenses, or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.
Our business could be adversely impacted in the event of a natural disaster.
Our corporate headquarters is located in San Jose, California which is where the overwhelming majority of our employees work. Our primary servers are located nearby in San Jose, California. San Jose lies near the San Andreas Fault, among other known and unknown faults, a major source of earthquake activity in California. In the event of an earthquake or similar natural disaster, our ability to continue operations could be adversely affected in which case our business would be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES

Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in San Jose, California, under a lease that expires on January 31, 2017. Our corporate headquarters includes two buildings totaling 127,124 square feet of office space and an additional 37,145 square feet of office space as part of another building under a lease that expires on January 31, 2017. Additionally we have 11,985 square feet of space as part of another building under a lease that expires on March 31, 2013 (but can be continually extended) for a total of 176,254 square feet of office space. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 95% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. We also have operating leases for engineering, sales and administrative office space in New York City, New York, Chicago, Illinois, and Maynard, Massachusetts.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2013, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $3.2 million for a recent arbitration award related to a contractual dispute. The Company expenses legal costs as they are incurred.
Intellectual Property Litigation.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos. : 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola answered TiVo's counterclaims. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 12, 2012, Motorola filed a motion to dismiss and strike certain of TiVo's counterclaims. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On June 20, 2012, Time Warner Cable moved to sever and stay TiVo's claims against it. On June 27, 2012, the Court issued a schedule with a pre-trial conference set for April 17, 2013, and jury selection set for May 6, 2013. On July 17, 2012, the Court issued a schedule reflecting these same dates. On July 18, 2012, the Court issued an order denying Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Motorola products sold by Time Warner Cable, and granted Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Cisco products sold by Time Warner Cable, ordering that Time Warner Cable be added as a party to the TiVo v. Cisco action, discussed below. On November 2, 2012, TiVo filed a motion for Rule 11 sanctions against Motorola regarding certain aspects of Motorola's April 30, 2012 amended answer and counterclaims. On November 13, 2012, the Court issued an order denying Time Warner Cable's motion to dismiss TiVo's counterclaims. A claim construction hearing was held on November 27, 2012. On November 30, 2012, the Court issued an order denying Motorola's motion to strike or dismiss TiVo's counterclaims. On December 6, 2012, the Court issued a claim construction order. On December

21, 2012, the Court issued an order setting jury selection for April 29, 2013. On January 25, 2013, the Court issued an order denying TiVo's motion to dismiss and strike certain of Motorola's claims. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's, or FASB, ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. On August 10, 2012, the Court ordered this action transferred to the United States District Court for the Eastern District of Texas. On December 13, 2012, the United States District Court for the Eastern District of Texas entered an order consolidating this action with the TiVo v. Cisco action, discussed below. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On June 4, 2012, TiVo filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On June 21, 2012, Cisco moved to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action, discussed above. On June 29, 2012, Cisco answered TiVo's complaint. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On August 13, 2012, the Court denied Cisco's motion to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action. On September 19, 2012, TiVo filed a motion to consolidate this action with the Motorola v. TiVo action, discussed above, for pretrial purposes. On October 22, 2012, the Court issued an order denying TiVo's motion to consolidate. On October 23, 2012, the Court issued a Docket Control Order with a Markman hearing set for July 31, 2013, a pre-trial conference set for February 18, 2014, and jury selection set for March 3, 2014. On December 13, 2012, the Court entered an order consolidating the transferred Cisco v. TiVo action, discussed above, with this action. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo in the District of Delaware (“First Action”) alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT sought an injunction and unspecified damages. On March 22, 2012, Digital CBT dismissed the Delaware complaint and filed a substantially identical complaint in the Central District of California (“Second Action”). On July 18, 2012, Digital CBT informed the Company of a potential standing issue with the March 22, 2012 complaint because it appeared that Digital CBT did not have the necessary rights to assert infringement of the '173 patent against the Company. On July 24, 2012, the Company filed a complaint against Digital CBT in the Northern District of California (“Third Action”) requesting declaratory judgment that U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System") is invalid and not infringed. On July 26, 2012, Digital CBT claimed to have corrected its standing problem and filed a complaint against TiVo (“Fourth Action”), substantially identical to its March 22, 2012 complaint against the Company, in the Central District of California. On July 30, 2012, Digital CBT filed a motion to dismiss its own Second Action, which TiVo did not oppose, and on August 29, 2012 the Court dismissed the Second Action. On September 17, 2012, Digital CBT filed a motion to dismiss or alternatively to transfer the Third Action to the Central District of California. On October 29, 2012, the Court transferred the Third Action to the Central District of California, where the Fourth Action is pending and where Digital CBT has a case involving the same patent pending against AT&T. On January 10, 2013, the Court in the Fourth Action set a date for a scheduling hearing on March 25, 2013. The Company may incur material expenses in connection with these litigations and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's

ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2013	High	Low
Fourth Quarter ended January 31, 2013	$13.49	$9.71
Third Quarter ended October 31, 2012	$10.61	$8.37
Second Quarter ended July 31, 2012	$11.07	$7.75
First Quarter ended April 30, 2012	$12.37	$10.45
Fiscal Year 2012	High	Low
Fourth Quarter ended January 31, 2012	$11.27	$8.75
Third Quarter ended October 31, 2011	$11.33	$7.06
Second Quarter ended July 31, 2011	$11.00	$9.08
First Quarter ended April 30, 2011	$12.65	$8.16

Holders of Record
As of February 28, 2013, we had 1,060 stockholders of record and the closing price of our common stock was $12.38 per share.
Dividend Policy
We paid no cash dividends during the fiscal year ended January 31, 2013 and we have no current plans to pay a cash dividend in the future although we will continue to evaluate our dividend policy going forward.

Equity Compensation Plan Information
Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended January 31, 2013.
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
The notes are convertible at any time, at the option of the holders, into shares of TiVo's common stock at an initial conversion rate of 89.6359 shares per $1,000 principal amount of notes. At the initial conversion rate, the initial conversion price will be approximately $11.16 per share. In addition, following certain corporate transactions that occur prior to the maturity date, TiVo will, in certain circumstances, increase the conversion rate for a holder that elects to convert its notes in connection with such a corporate transaction.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
November 1, through November 30, 2012	41,528	(1)	$10.45	—	$86,279,939
December 1, through December 31, 2012	29,381	(2)	$11.83	—	$86,279,939
January 1, through January 31, 2013	7,640	(3)	$12.31	—	$86,279,939
(1) During the month of November 2012 TiVo acquired 41,528 shares at a weighted average price of $10.45 from employees upon the vesting of restricted stock.
(2) During the month of December 2012 TiVo acquired 29,381 shares at a weighted average price of $11.83 from employees upon the vesting of restricted stock.
(3) During the month of January 2013 TiVo acquired 7,640 shares at a weighted average price of $12.31 from employees upon the vesting of restricted stock.
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011. During the fiscal year ended January 31, 2013, we repurchased 1,553,493 shares under the program at a weighted average price of $8.83 per share for an aggregate purchase price of $13.7 million. The remaining authorized amount for stock repurchases under this program is $86.3 million with a termination date of August 29, 2013.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2008, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

	January 31,
	2008	2009	2010	2011	2012	2013
TiVo Inc.	100.00	81.98	102.85	110.26	118.30	152.11
NASDAQ Composite	100.00	60.26	84.82	110.53	114.46	128.46
RDG Technology Composite	100.00	62.94	96.63	122.91	127.75	138.53

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended January 31, 2013, 2012, 2011, 2010, and 2009, respectively are presented below. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
The data set forth below (in thousands, except share and per share data) should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

	Fiscal Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data and share amounts)
Consolidated Statements of Operations Data:
Revenues
Service revenues	$133,725	$131,341	$140,649	$159,772	$188,408
Technology revenues	101,592	58,945	27,341	29,907	20,126
Hardware revenues	68,591	47,893	51,618	48,787	41,652
Net revenues	303,908	238,179	219,608	238,466	250,186
Cost and Expenses
Cost of service revenues	40,107	35,865	40,515	40,878	44,603
Cost of technology revenues	23,175	23,056	18,813	20,703	12,300
Cost of hardware revenues	78,183	59,439	69,033	65,909	57,742
Research and development	115,103	110,367	81,604	63,039	62,083
Sales and marketing	30,353	26,388	27,587	23,270	24,944
Sales and marketing, subscription acquisition costs	8,660	7,392	8,169	5,048	6,038
General and administrative	87,075	96,502	59,487	44,801	42,931
Litigation Proceeds	(78,441)	(230,160)	—	—	(87,811)
Income (loss) from operations	(307)	109,330	(85,600)	(25,182)	87,356
Interest income	3,951	5,672	1,397	1,039	18,636
Interest expense and other	(7,872)	(12,034)	(145)	83	(553)
Income (loss) before income taxes	(4,228)	102,968	(84,348)	(24,060)	105,439
Benefit from (provision for) income taxes	(1,036)	(807)	(164)	1,024	(1,328)
Net income (loss)	$(5,264)	$102,161	$(84,512)	$(23,036)	$104,111
Net income (loss) per share
Basic	$(0.04)	$0.88	$(0.74)	$(0.22)	$1.04
Diluted	$(0.04)	$0.80	$(0.74)	$(0.22)	$1.01

Income (loss) for purposes of computing net income (loss) per share:
Basic	$(5,264)	$102,161	$(84,512)	$(23,036)	$104,111
Diluted	$(5,264)	$109,140	$(84,512)	$(23,036)	$104,111

Weighted average shares used to calculate basic net income (loss) per share	119,411,727	116,592,943	113,490,177	106,182,488	100,389,980
Weighted average shares used to calculate diluted net income (loss) per share	119,411,727	136,255,424	113,490,177	106,182,488	102,595,607

	2013	2012	2011	2010	2009

Consolidated Balance Sheets Data:
Cash and cash equivalents	157,104	169,555	71,221	70,891	162,337
Short-term investments	470,136	449,244	138,216	173,691	44,991
Total assets	763,653	719,810	285,818	310,812	266,147
Long-term portion of deferred revenues	71,823	81,336	34,857	28,990	28,557
Convertible senior notes	172,500	172,500	—	—	—
Total stockholders' equity	340,764	313,027	168,756	197,141	155,007

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the section entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of software and service technology that enables distribution of video content on DVRs, non-DVR set-top boxes ("STBs") and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television. We offer a full whole-home solution that includes 4-Tuner DVRs/gateways, IP STBs, and streaming to mobile and tablet devices with features such as Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), the ability to transfer content between our STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads, iPhones, and Android phones and tablets). As of January 31, 2013, there were approximately 3.1 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned STBs through agreements with leading satellite and cable television service providers and broadcasters. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry. We acquired a data analytics company, TRA Global, Inc. on July 18, 2012, which we have renamed TiVo Research and Analytics, Inc. ("TRA"). We believe this acquisition is strategic for our data analytics business, establishes new revenue enhancing opportunities, and bolsters our ability to provide unique insights to an industry increasingly seeking alternative ways to measure audience viewing behavior across a variety of platforms.
We have engaged and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling over $1 billion from intellectual property litigation, including a lawsuit we settled with Verizon Communications, Inc. for at least $250.4 million, during the fiscal year ended January 31, 2013. We have recorded the portion allocated to past infringement as litigation proceeds in the quarter in which the settlements occurred, and the amounts allocated to future use are recognized by us as technology revenues from the licensing of our technology over the remaining term of the license. We currently have additional intellectual property litigation pending against Motorola, Cisco, and Time Warner Cable.
Executive Overview
Fiscal year 2014

In the fiscal year ending January 31, 2014, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of our new products, as well as our mass distribution partnerships both in the U.S. and internationally. We expect the growth trend in our MSO subscription base to continue in fiscal year 2014 with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further declines in our TiVo-Owned subscription base.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2014 to continue to be significant but to be at lower levels than compared to the fiscal year ended January 31, 2013 as we continue to launch and pursue new product developments such as the continued development of whole-home and multi-screen offerings which include IP-delivery to thin-client STBs and solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, increasing our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur litigation expenses for our ongoing patent infringement lawsuits, which includes litigation with Motorola Mobility.
•We expect to continue our development efforts under our existing MSO deployment agreements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but such development costs are recoverable through future guaranteed service fees from these MSOs, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of January 31, 2013 we have deferred costs of approximately $30.7 million related to development work, largely related to Virgin Media ("Virgin"), Cableuropa S.A.U. ("ONO”)., and Charter. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription ("ARPU") for MSOs' metric until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. As a result, we face the risk of unexpected losses if we were forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as DIRECTV, Virgin, ONO, RCN, Grande, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2013	2012	2011
TiVo-Owned Subscription Gross Additions:	117	114	160
Subscription Net Additions/(Losses):
TiVo-Owned	(80)	(157)	(199)
MSOs	950	387	(357)
Total Subscription Net Additions/(Losses)	870	230	(556)
Cumulative Subscriptions:
TiVo-Owned	1,029	1,109	1,266
MSOs	2,120	1,170	783
Total Cumulative Subscriptions	3,149	2,279	2,049
Fully Amortized Active Lifetime Subscriptions	194	253	310
% of TiVo-Owned Cumulative subscriptions paying recurring fees	53%	55%	56%

We define a “subscription” as a contract referencing a TiVo-enabled device for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs. Our MSOs subscription data is based in part on reporting from our third-party MSO partners.
TiVo-Owned subscriptions declined by 80,000 subscriptions during the fiscal year ended January 31, 2013, as compared to a decrease of 157,000 in the same prior year period. This improvement was primarily driven by decreased churn. TiVo-Owned installed subscription base is approximately 1.0 million subscriptions as of January 31, 2013, as compared to approximately 1.1 million as of January 31, 2012. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable, telco, and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations.
For the fiscal year ended January 31, 2013 our MSO installed subscription base increased by 950,000 subscriptions to approximately 2.1 million subscriptions. This increase in subscriptions is due to subscription growth from partners such as Virgin, RCN, Suddenlink, ONO, Grande, and others. We expect this growth to continue.
During the fiscal year ended January 31, 2012 TiVo-Owned subscriptions declined by 157,000 subscriptions, as compared to a decrease of 199,000 in the same prior year period. This improvement was driven by decreased churn. TiVo-Owned installed subscription base was approximately 1.1 million subscriptions as of January 31, 2012 as compared to approximately 1.3 million as of January 31, 2011. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations.
Our MSO installed subscription base increased by 387,000 subscriptions to 1.2 million subscriptions as of January 31, 2012 as compared to 783,000 as of January 31, 2011. The increase in subscriptions is due to subscription growth from partners such as Virgin, RCN, Suddenlink, ONO, Grande, and others. We expect continued MSO installed base subscription growth during fiscal year 2014 as we anticipate increased penetration within current distribution deals.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(197)	(271)	(359)
Average TiVo-Owned subscriptions	1,062	1,174	1,367
Annual Churn Rate	(19)%	(23)%	(26)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(1.5)%	(1.9)%	(2.2)%

TiVo-Owned Churn Rate per month improved to 1.5% for the fiscal year ended January 31, 2013 as HD box subscriptions, which have a lower churn rate as compared to SD box subscriptions, become a larger part of the TiVo-Owned subscription base. Churn Rate per month was (1.5)%, (1.9)%, and (2.2)% for the fiscal years ended January 31, 2013, 2012, and 2011, respectively. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose TiVo-enabled devices have not contacted the TiVo service within the prior six months. Additionally, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Fiscal Year Ended January 31,
Subscription Acquisition Costs	2013	2012	2011
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$8,660	$7,392	$8,169
Hardware revenues	(68,591)	(47,893)	(51,618)
Less: MSOs related hardware revenues	45,849	31,483	14,885
Cost of hardware revenues	78,183	59,439	69,033
Less: MSOs related cost of hardware revenues	(38,435)	(23,577)	(11,296)
Total Acquisition Costs	25,666	26,844	29,173
TiVo-Owned Subscription Gross Additions	117	114	160
Subscription Acquisition Costs (SAC)	$219	$235	$182
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
During the twelve months ended January 31, 2013 our total acquisition costs were $25.7 million, a decrease of $1.2 million compared to $26.8 million during the same prior year period. Our sales and marketing, subscription acquisition costs increased by $1.3 million, as compared to the same prior year period combined with a decrease in our hardware gross margin loss of $2.0 million as compared to the same prior year period. This decrease in hardware gross margin loss is largely related to a mix shift towards hardware units sold at a higher average selling price during the last half of the year ending January 31, 2013, as compared to the same prior year period. The decrease in SAC of $16 for the twelve months ended January 31, 2013 as compared to the same prior year period was largely a result of the increase in subscription gross additions as compared to the same prior year period combined with the improvements in the hardware gross margin loss.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. You should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs' ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our consolidated balance sheet until later when related revenues from service fees are received and are first recognized as Technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as Technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
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

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2013	2012	2011
	(In thousands, except ARPU)
Total Service revenues	$133,725	$131,341	$140,649
Less: MSOs’-related service revenues	(25,694)	(17,047)	(15,540)
TiVo-Owned-related service revenues	108,031	114,294	125,109
Average TiVo-Owned revenues per month	9,003	9,525	10,426
Average TiVo-Owned per month subscriptions	1,062	1,174	1,367
TiVo-Owned ARPU per month	$8.48	$8.11	$7.63

The increase in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2013 as compared to the same prior year period was due to an increase in our audience research measure revenues associated with our acquisition of TRA and gross additions having higher subscription pricing than the existing subscription base.
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

	Fiscal Year Ended January 31,
MSOs' Average Revenue per Subscription	2013	2012	2011
	(In thousands, except ARPU)
Total Service revenues	$133,725	$131,341	$140,649
Less: TiVo-Owned-related service revenues	(108,031)	(114,294)	(125,109)
MSOs’-related service revenues	25,694	17,047	15,540
Average MSOs' revenues per month	2,141	1,421	1,295
Average MSOs’ per month subscriptions	1,651	849	1,017
MSOs’ ARPU per month	$1.30	$1.67	$1.27
The MSOs’ related service revenues for the fiscal year ended January 31, 2013 decreased $0.37 per subscription to $1.30 per subscription, as compared $1.67 for the same prior year period. This decrease in MSOs' ARPU per month is due to the increased number of average MSO monthly subscriptions combined with the fact that subscription additions from some newly launched deployment agreements, including Virgin, which is a significant driver of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as the cost of development for certain MSO customers has been deferred on our consolidated balance sheet and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as Technology revenues has the effect of lowering MSO ARPU per month until such costs of development are fully expensed. We expect that our MSO ARPU per month will continue to be negatively impacted by the recovery of these previously incurred development costs in the fiscal year 2014. Additionally, our MSO ARPU per month is impacted by the fact that DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) is being spread over a declining DIRECTV subscription base.
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

Revenue Recognition
We generate service revenues from fees for providing the TiVo service to consumers and operators and through the sale of advertising and audience research measurement services. We also generate technology revenues from licensing technology (Refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial part of our revenues are derived from multiple element arrangements.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. Service revenue is generally recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
Our multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with multiple system operators and broadcasters (“MSOs”) which generally include delivery of software customization and set up services, training, post contract support (“PCS”), TiVo-enabled DVRs and TiVo service; and bundled sales of advertising and audience research measurement services.
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
We adopted this guidance at the beginning of our first quarter of fiscal year 2012 on a prospective basis for applicable transactions originating or materially modified after January 31, 2011. We apply and will continue to apply the previous applicable accounting guidance for continuing arrangements that originated prior to the adoption date of February 1, 2011. The adoption of the new guidance did not have a significant impact on our consolidated financial statements. We currently do not expect changes in our products, services, bundled arrangements, or pricing practices that could have a significant impact on the consolidated financial statements in periods post adoption; however, this may change in the future.
We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by TiVo are allocated to each of the deliverables. Revenue allocated to each element, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective element.
Consistent with our methodology under previous accounting guidance, if available, we determine VSOE of fair value for each element based on historical standalone sales to third-parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. We currently estimate selling prices for our PCS, training, TiVo-enabled DVRs for MSOs, and consumer TiVo service based on VSOE of selling price.
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
When we are unable to establish a selling price using VSOE or TPE, which is generally the case for sales of TiVo-enabled DVRs to consumers and advertising and audience research measurement services, we use our BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. BESP is generally used for offerings that are not typically sold on a standalone basis or for new or highly customized offerings.
We establish pricing for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
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
The VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. We are not able to obtain VSOE for the DVR element due to infrequent sales of standalone DVRs to consumers. The BESP of the DVR is established based on the price that we would sell the DVR without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR and service revenue for the subscription using on a relative basis, with the DVR revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
Subscription revenues from product lifetime subscriptions are recognized ratably over our estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. We continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date.
End users have the right to cancel their subscription within 30 days of subscription activation for a full refund. We establish allowances for expected subscription cancellations.
Arrangements with MSOs
We have two different types of arrangements with MSOs under technology deployment and engineering services agreements. Our arrangements with MSOs typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service.
In instances where TiVo hosts the TiVo service, we recognize revenue under the general revenue recognition guidance. We determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue ratably over the longer of the contractual or customer relationship period. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the longer of the contractual or customer relationship period. We have established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support, based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration is allocated among individual elements on a relative basis and revenue for each element is recognized when the basic revenue recognition criteria are met for the respective elements.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that we are reasonably assured that no loss will be incurred under the arrangement, we recognize revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer. If we cannot be reasonably assured that no loss will be incurred under the arrangement, we will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. Advertising services are usually sold in packages customized for each campaign which generally lasts for up to three months. Because of the significant customization of offerings, we have historically not been able to obtain VSOE of selling prices for each element in the package. Accordingly, we would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, we can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.
Hardware Revenues
Hardware revenues represent revenues from standalone hardware sales and amounts allocated to hardware elements in multiple element arrangements. Revenues are recognized upon product shipment to the customers or receipt of the products by the customer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectability is reasonably assured. End users have the right to return their product within 30 days of the purchase. We established allowances for expected product and service returns and these allowances are recorded as a direct reduction of revenues and accounts receivable.
Certain payments to retailers and distributors such as market development funds and revenue share are recorded as a reduction of hardware revenues rather than as a sales and marketing expense. Our policy for revenue share payments is to reduce revenue when these payments are incurred and fixed or determinable. Our policy for market development funds is to reduce revenue at the later of the date at which the related hardware revenue is recognized or the date at which the market development program is offered.
Recognition Period for Product Lifetime Subscription Revenues. We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions acquired on or before October 31, 2006 and such change is being recognized on a prospective basis. The new estimates of expected lives are dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2013, 194,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 40% of our active lifetime subscriptions. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates. We enter into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. We usually incur development cost for which we are in total or in part compensated through service fees received after a solution launch. When we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project. We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. For these projects we believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by us including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions Part I. Item lA. Risk Factors under the heading “Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.” For the fiscal year ended January 31, 2013, the majority of our technology revenues (after excluding revenues from our licensing agreements with DISH Network and AT&T Inc.) were related to Com Hem and Virgin (United Kingdom).
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
Goodwill
We have goodwill in the amount of $12.3 million which represents the excess of the purchase price of our acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and a knowledgeable and an experienced workforce who joined TiVo after these acquisitions. Goodwill is not amortized, but is tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes. There is no impairment of goodwill as of January 31, 2013.
Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended January 31, 2013, that are of significance, or potential significance, to us.
Results of Operations
Net Revenues.
Our net revenues for the fiscal years ended January 31, 2013, 2012, and 2011 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2013		2012		2011
	(In thousands, except percentages)
Service revenues	$133,725	44%	$131,341	55%	$140,649	64%
Technology revenues	$101,592	33%	$58,945	25%	$27,341	12%
Hardware revenues	$68,591	23%	$47,893	20%	$51,618	24%
Net revenues	$303,908	100%	$238,179	100%	$219,608	100%
Change from same prior year period	28%		8%		(8)%
Service Revenues. The increase in service revenues of $2.4 million for the fiscal year ended January 31, 2013, as compared to the same prior year period was primarily due to increases in our MSO service revenues and audience measurement revenues associated with our acquisition of TRA.
The decrease in service revenues of $9.3 million for the fiscal year ended January 31, 2012, as compared to the same prior year period was due to a lower cumulative subscription base (including both TIVo-Owned and MSO subscriptions) slightly offset by an increase in MSO service revenues of $1.0 million primarily due to revenues from new deployments.
Technology Revenues. Technology revenues for the fiscal years ended January 31, 2013 and 2012 increased as compared to the fiscal year ended January 31, 2011 largely due to recognition of revenue related to license royalties as a result of our various settlements. For the fiscal years ended January 31, 2013 and 2012 we had $77.3 million and $35.3 million, respectively, in revenues related to these settlement agreements. For the fiscal year ended January 31, 2011 we had no technology revenues related to settlements.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2013 increased by $20.7 million as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware units sold at a higher average selling price, as compared to the same prior year period. This increase in hardware volume is largely associated with sales to cable operators.
Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2012 decreased by $3.7 million as compared to the same prior year period. The decrease in net hardware revenues for the fiscal year ended January 31, 2012 is largely related to the decrease in the number of hardware units sold, as compared to the same prior year period when we launched our TiVo Premiere boxes. Also contributing to the decrease is the continuation of our lower hardware pricing and higher subscription pricing (which allow consumers to pay lower upfront costs for the TiVo box with higher monthly subscription fees) for TiVo-Owned subscriptions, offset by an increase in revenues from MSOs.
Cost of service revenues.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Cost of service revenues	40,107	35,865	40,515
Change from same prior year period	12%	(11)%	(1)%
Percentage of service revenues	30%	27%	29%
Service gross margin	93,618	95,476	100,134
Service gross margin as a percentage of service revenues	70%	73%	71%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues increased by $4.2 million for the fiscal year ended January 31, 2013, as compared to the same prior year period. This increase in cost of service revenues was largely related to the costs associated with our higher audience measurement research costs following the acquisitions of TRA.
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
Cost of technology revenues.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Cost of technology revenues	23,175	23,056	18,813
Change from same prior year period	1%	23%	(9)%
Percentage of technology revenues	23%	39%	69%
Technology gross margin	78,417	35,889	8,528
Technology gross margin as a percentage of technology revenues	77%	61%	31%
Cost of technology revenues includes costs associated with our development work primarily for Com Hem, Charter, Virgin, and our other international and domestic projects. Cost of technology revenue for the fiscal year ended January 31, 2013 remained relatively flat as compared to the same prior year period.
The increase of $4.2 million in cost of technology revenues in the fiscal year ended January 31, 2012 related to an increase in the amount of development and deployment work we were performing in the period as compared to the fiscal year ended January 31, 2011.
The increase in technology gross margin for the fiscal years ended January 31, 2013 and 2012 as compared to the fiscal year ended January 31, 2011 is primarily due to the revenue recognized from our DISH, AT&T, and Verizon agreements as there are very little costs associated with these arrangements. Most of our newer deployment arrangements are accounted for under a zero margin method during the development period and also during the post-launch period until all deferred development costs are recovered.
In certain of our distribution deals, such as Virgin, we are not being paid in full for the upfront development cost. However, in exchange, we are receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees will be used to recover the initial development costs and therefore will be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred and thus these revenues and costs might not be recognized evenly throughout the year.
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $30.7 million related to development work, largely related to Virgin, ONO, and Charter and these costs are recorded on our consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at January 31, 2013. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Cost of hardware revenues	$78,183	$59,439	$69,033
Change from same prior year period	32%	(14)%	5%
Percentage of hardware revenues	114%	124%	134%
Hardware gross margin	$(9,592)	$(11,546)	$(17,415)
Hardware gross margin as a percentage of hardware revenue	(14)%	(24)%	(34)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not always generate positive gross margins from these hardware sales. Our cost of hardware sales for the fiscal year ended January 31, 2013 increased by $18.7 million as compared to the same prior year period. This increase was largely related to a larger volume of products sold at a higher average cost per unit to our customers as compared to the same prior year period. Additionally, costs increased due to higher cost of hard drives resulting from manufacturing disruption due to flooding in Thailand in late calendar 2011. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the twelve months ended January 31, 2013 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. If our MSO customers choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.
Our cost of hardware sales for the fiscal year ended January 31, 2012 decreased as compared to the same prior year period as we sold fewer TiVo units during the twelve months ended January 31, 2012 as compared to the fiscal year ended January 31, 2011 primarily due to the launch of our TiVo Premiere boxes in the first quarter of fiscal year 2011.
Hardware gross margin (loss) for the fiscal year ended January 31, 2013 improved by $2.0 million as compared to the same prior year period largely due to more DVR units sold during the fiscal year at a higher average selling price per unit which had a lower or no hardware subsidy as compared to the same prior year period.
Hardware gross margin loss for the fiscal year ended January 31, 2012 decreased by $5.9 million, as compared to the same prior year period largely due to an increased number of units sold into the MSO channel during this year as compared to the same prior year period which sales do not include any hardware subsidy unlike sales of TiVo DVRs in the retail channel sold to our TiVo-Owned customers.
Research and development expenses.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Research and development expenses	$115,103	$110,367	$81,604
Change from same prior year period	4%	35%	29%
Percentage of net revenues	38%	46%	37%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR and non-DVR technologies and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. During the fiscal year ended January 31, 2013 research and development expenses increased by $4.7 million, as compared to the same prior year period. This increase in research and development spending largely related to the changing mix between engineering effort on internal projects versus projects relating to external development that are subject to reclassification from research and development to current or deferred cost of technology revenues, offset by with overall decreased headcount, headcount related costs to include consulting costs.

The increase in research and development expenses of $28.8 million for the fiscal year ended January 31, 2012, as compared to the same prior year period, was largely related to increased headcount, headcount related, and consulting costs due to increased research and development spending.
Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$30,353	$26,388	$27,587
Change from same prior year period	15%	(4)%	19%
Percentage of net revenues	10%	11%	13%
Sales and marketing expenses consist primarily of employee salaries, consulting and related expenses. Sales and marketing expense for the fiscal year ended January 31, 2013 increased by $4.0 million as compared to the prior period. These increases are largely related to the additional headcount and sales related activities associated with our TRA acquisition combined with increased promotion of our TiVo brand.
Sales and marketing expenses for the fiscal year ended January 31, 2012 remained relatively flat as compared to the same prior year period.
Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$8,660	$7,392	$8,169
Change from same prior year period	17%	(10)%	62%
Percentage of net revenues	3%	3%	4%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. The increase for $1.3 million in sales and marketing subscription acquisition spending for the fiscal year ended January 31, 2013 as compared to the same prior year period was largely related to increased media spending as we increased the promotion of our products and services during the holiday season.
The decrease for the fiscal year ended January 31, 2012 as compared to the same prior year period was largely related to decrease in advertising related expenses.
General and administrative expenses.

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands, except percentages)
General and administrative	$87,075	$96,502	$59,487
Change from same prior year period	(10)%	62%	33%
Percentage of net revenues	29%	41%	27%
Litigation expense (included in total general and administrative costs above)	$38,055	$50,503	$18,937
Change from same prior year period	(25)%	167%	133%
Percentage of net revenues	13%	21%	9%
General and administrative, net of litigation expense	$49,020	$45,999	$40,550
Change from same prior year period	7%	13%	11%
Percentage of net revenues	16%	19%	18%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the fiscal year ended January 31, 2013, general and administrative expenses decreased by $9.4 million as compared to the same prior year period. This decrease was largely related to decreased litigation related spending of $12.4 million due to the number and timing of our ongoing litigation matters. This decrease was offset by increased headcount and headcount related costs of $3.0 million.
During the fiscal year ended January 31, 2012, general and administrative expenses increased by $37.0 million as compared to the same prior year period. In the fiscal year ended January 31, 2012, we spent a total of $50.5 million in litigation related expenses. The increase in total general and administrative expenses last year was largely related to increased litigation related spending of $30.6 million, which was largely related to our intellectual property litigations with AT&T, Verizon, Microsoft and Motorola, and increased headcount and headcount related costs of $5.8 million. Additionally, based on the settlement and patent cross-licensing agreement with AT&T, we expensed an estimate of $14.5 million in contingent success-based legal fees related to past performance under general and administration expenses in our statement of operations in the quarter ended January 31, 2012. We paid $4.3 million of these contingent legal fees during the quarter ended January 31, 2012. The remaining estimate of $10.2 million was recorded under accrued liabilities on our consolidated balance sheets at January 31, 2012.
Litigation proceeds. During the fiscal year ended January 31, 2013 and 2012 we recorded litigation proceeds of $78.4 million and $230.2 million, respectively from our patent infringement settlements.
On September 21, 2012, we entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. ("VZ"). Under the terms of the Agreement, VZ agreed to pay us a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if VZ's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to TiVo on September 28, 2012 with the remaining $150.4 million due to us 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018.
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
The total consideration of $215.0 million was allocated on a relative fair value basis as $54.4 million to the past infringement and litigation settlement element, $254,000 to interest income related to past infringement and $160.3 million to the future base license royalties element. The amount related to interest income was recorded under “Interest income” in the quarter ended January 31, 2012. There was no similar transaction for the fiscal years ended January 31, 2011 and 2010. (For additional information, refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II. Item 8. of this report.)
Interest income. Interest income for the fiscal years ended January 31, 2013 and January 31, 2012 was $4.0 million and $5.7 million, respectively. The decrease of $1.7 million for the fiscal year ended January 31, 2013 as compared to the same prior year period was largely related to the interest received from the litigation settlements. During the fiscal year ended January 31, 2013 we recorded $568,000 in interest income related to our settlement with Verizon and during the fiscal year ended January 31, 2012 we recorded $3.2 million in interest income related to the settlements with DISH and AT&T.

Interest income for the fiscal years ended January 31, 2012 and January 31, 2011 was $5.7 million and $1.4 million, respectively. The increase of $4.3 million for the fiscal year ended January 31, 2012 as compared to the same prior year period was largely related to higher cash and short term investment balances in the fiscal year ended January 31, 2012 as compared to the same prior year period combined with the EchoStar and DISH settlement and interest of $2.9 million associated with their past infringement and the $254,000 in interest received from the AT&T Settlement. There was no such similar litigation related interest payments in the fiscal year ended January 31, 2011.
Interest expense and other. Interest and other expense for the fiscal years ended January 31, 2013, 2012, and 2011 was $7.9 million, $12.0 million, and $145,000, respectively. The decrease in interest expense and other for the fiscal year ended January 31, 2013 as compared to the same prior year period was largely due to the impairment of fair value of a long-term cost method investment that was below its carrying value and we recorded a $3.4 million other-than-temporary impairment during the fiscal year ended January 31, 2012. The fiscal year ended January 31, 2013 had no such similar impairment.
The increase in interest expense for the fiscal year ended January 31, 2012 as compared to the same prior year period was due to interest associated with the convertible senior notes that were issued during the quarter ended April 30, 2011. We had no long-term debt in the fiscal year ended January 31, 2011. Additionally, during the fiscal year ended January 31, 2012, we determined the fair value of our long term cost method investment was below its carrying value and we recorded a $3.4 million other-than-temporary impairment.
Provision for income taxes. Income tax provision was $(1.0) million, $(807,000) and $(164,000), in fiscal years 2013, 2012, and 2011, respectively. The income tax expense in fiscal years 2013, 2012, and 2011 relates primarily to state income taxes and foreign withholding taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of January 31, 2013, we had $627.2 million of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
On March 10, 2011, we issued convertible notes with the aggregate principal amount of $150 million and received approximately $144.5 million in net proceeds. On March 30, 2011, we issued an additional $22.5 million aggregate principal notes and received approximately $21.8 million in proceeds pursuant to the exercise of the initial purchaser's overallotment option. The notes pay interest semi-annually at a rate of 4.00% per year and mature on March 15, 2016.
On May 2, 2011, we received an initial payment of $300 million in cash (with the remaining $200 million to be paid in six equal annual installments of $33.3 million) from DISH Network in connection with the settlement and patent license we entered into with EchoStar and DISH on April 29, 2011 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with EchoStar and DISH, please refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
On January 4, 2012, we received $51.0 million in cash (with the remaining $164.0 million to be paid in installments after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018) in connection with the settlement and patent license we entered into with AT&T on January 3, 2012 to settle and dismiss all litigation and claims between the companies. For additional information about our settlement and license with AT&T, please refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
On September 21, 2012, we entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. ("VZ"). Under the terms of the Agreement, VZ has agreed to pay us a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if VZ's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to us on September 28, 2012 with the remaining $150.4 million due to TiVo 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018. Any incremental additional per subscriber fees are due to us on the same schedule. The Agreement expires on July 31, 2018. For additional information about our settlement and license with Verizon, please refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$47,289	$239,201	$(58,727)
Net cash provided by (used in) investing activities	$(57,822)	$(318,757)	$28,862
Net cash provided by (used in) financing activities	$(1,918)	$177,890	$30,195

Net Cash Provided by (Used in) Operating Activities
During the fiscal year ended January 31, 2013 our net cash provided by operating activities was $47.3 million as compared to $239.2 million during the same prior year period. This change in operating cash flow was largely attributed to our net loss of $(5.3) million during the fiscal year ended January 31, 2013, a decrease of $107.5 million as compared to the net income of $102.2 million for the fiscal year ended January 31, 2012. Additionally, in the fiscal year ended January 31, 2013 we had an increase of cash from deferred revenue of $17.9 million, which is a decrease of $69.8 million as compared to the increase in cash from deferred revenues of $87.7 million during the fiscal year ended January 31, 2012.
During the fiscal year ended January 31, 2012 our net cash provided by operating activities was $239.2 million as compared to net cash used by operating activities of $58.7 million during the same prior year period. This change in operating cash flow was largely attributed to our net income of $102.2 million combined with an increase of deferred revenues of $87.7 million associated with our settlements with DISH Network and AT&T Inc. On May 2, 2011, we received an initial payment of $300 million in cash from DISH Network in connection with the settlement and patent license we entered into with EchoStar and DISH and on January 4, 2012, we received $51.0 million in cash in connection with the settlement and patent license we entered into with AT&T on January 3, 2012.
Net Cash Provided by (Used in) Investing Activities
The net cash used in investing activities for the fiscal year ended January 31, 2013 was $57.8 million compared to $318.8 million for the same prior year period. The net cash used in investing activities for the year ended January 31, 2013 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $26.6 million (resulting in a corresponding increase in short-term investments). Additionally, during the fiscal year ended January 31, 2013, we made business acquisitions using $24.5 million and we acquired property and equipment of $6.5 million which is used to support our business.
The net cash used in investing activities for the fiscal year ended January 31, 2012 was $318.8 million compared to net cash provided by investing activities of $28.9 million for the same prior year period. The net cash used in investing activities for the year ended January 31, 2012 was largely related to our cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $313.4 million (resulting in a corresponding increase in short-term investments). Additionally, during the fiscal year ended January 31, 2012, we acquired property and equipment of $4.9 million which was used to support our business.
Net Cash Provided by (Used in) Financing Activities
For the fiscal year ended January 31, 2013 the principal use of cash for financing activities was related to the repurchase of TiVo stock of $24.0 million. These repurchases were offset by the issuance of common stock upon exercise of stock options which generated $16.3 million and issuance of common stock related to the employee stock purchase plan of $5.8 million.
For the fiscal year ended January 31, 2012 the principal sources of cash generated from financing activities was related to the issuance of convertible senior notes which generated $166.1 million. Additionally, in the fiscal year ended January 31, 2012, we had issuance of common stock upon exercise of stock options which generated

$11.3 million and issuance of common stock related to the employee stock purchase plan of $5.6 million. These amounts were partially offset by the repurchase of $5.1 million in restricted stock to satisfy employee tax withholdings.
Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011. During the fiscal year ended January 31, 2013, we repurchased 1,553,493 shares under the program at a weighted average price of $8.83 per share for an aggregate purchase price of $13.7 million. The remaining authorized amount for stock repurchases under this program is $86.3 million with a termination date of August 29, 2013.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-term debt obligations	$172,500	$—	$—	$172,500	$—
Interest on Convertible Debt	24,054	6,900	13,800	3,354	—
Operating leases	$12,086	$3,246	$6,124	$2,716	$—
Purchase obligations	17,398	17,398	—	—	—
Total contractual cash obligations	$226,038	$27,544	$19,924	$178,570	$—
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
As of January 31, 2013, gross unrecognized tax benefits, which if recognized would affect our effective tax rate, were approximately $281,000, which are classified as long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2013.

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
 The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2013 and 2012, respectively.

	As of January 31,
	2013	2012
Cash and cash equivalents and short-term investments (in thousands)	$627,240	$618,799
Average interest rate for fiscal year ended	0.65%	0.47%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TiVo Inc.:
We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries
(the Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TiVo Inc.'s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

Santa Clara, California
March 15, 2013

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	As of January 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,104	$169,555
Short-term investments	470,136	449,244
Accounts receivable, net of allowance for doubtful accounts of $362 and $370, respectively	40,102	24,665
Inventories	14,500	18,925
Deferred cost of technology revenues, current	14,713	4,400
Prepaid expenses and other, current	9,168	12,106
Total current assets	705,723	678,895
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $51,012 and $47,170, respectively	10,300	9,191
Developed technology and intangible assets, net of accumulated amortization of $21,323 and $17,797, respectively	16,086	4,677
Deferred cost of technology revenues, long-term	16,011	23,546
Goodwill	12,266	—
Prepaid expenses and other, long-term	3,267	3,501
Total long-term assets	57,930	40,915
Total assets	$763,653	$719,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$24,492	$32,102
Accrued liabilities	50,043	45,341
Deferred revenue, current	103,505	74,986
Total current liabilities	178,040	152,429
LONG-TERM LIABILITIES
Deferred revenue, long-term	71,823	81,336
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	526	518
Total long-term liabilities	244,849	254,354
Total liabilities	422,889	406,783
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 129,545,267 and 123,073,486, respectively, and outstanding shares are 125,622,357 and 121,616,908, respectively	129	123
Treasury stock, at cost - 3,922,910 shares and 1,456,578 shares, respectively	(37,791)	(13,788)
Additional paid-in capital	1,060,532	1,003,696
Accumulated deficit	(682,328)	(677,064)
Accumulated other comprehensive income	222	60
Total stockholders’ equity	340,764	313,027
Total liabilities and stockholders’ equity	$763,653	$719,810
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues
Service revenues	$133,725	$131,341	$140,649
Technology revenues	101,592	58,945	27,341
Hardware revenues	68,591	47,893	51,618
Net revenues	303,908	238,179	219,608
Cost of revenues
Cost of service revenues	40,107	35,865	40,515
Cost of technology revenues	23,175	23,056	18,813
Cost of hardware revenues	78,183	59,439	69,033
Total cost of revenues	141,465	118,360	128,361
Gross margin	162,443	119,819	91,247
Research and development	115,103	110,367	81,604
Sales and marketing	30,353	26,388	27,587
Sales and marketing, subscription acquisition costs	8,660	7,392	8,169
General and administrative	87,075	96,502	59,487
Litigation Proceeds	(78,441)	(230,160)	—
Total operating expenses	162,750	10,489	176,847
Income (loss) from operations	(307)	109,330	(85,600)
Interest income	3,951	5,672	1,397
Interest expense and other income (expense)	(7,872)	(12,034)	(145)
Income (loss) before income taxes	(4,228)	102,968	(84,348)
Benefit from (provision for) income taxes	(1,036)	(807)	(164)
Net income (loss)	$(5,264)	$102,161	$(84,512)

Net income (loss) per common share
Basic	$(0.04)	$0.88	$(0.74)
Diluted	$(0.04)	$0.80	$(0.74)

Income (loss) for purposes of computing net income (loss) per share:
Basic	(5,264)	102,161	(84,512)
Diluted	(5,264)	109,140	(84,512)

Weighted average common and common equivalent shares:
Basic	119,411,727	116,592,943	113,490,177
Diluted	119,411,727	136,255,424	113,490,177

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Net income (loss)	$(5,264)	$102,161	$(84,512)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	162	(27)	203
Reclassification adjustment for gains on available-for-sale securities recognized during the period	—	510	—
Subtotal available-for-sale securities	$162	$483	$203
Total comprehensive income (loss)	$(5,102)	$102,644	$(84,309)

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
BALANCE JANUARY 31, 2010	110,434,022	$110	(564,960)	$(4,325)	$896,695	$(694,713)	$(626)	$197,141
Issuance of common stock related to exercise of common stock options	4,319,165	4	—	—	30,466	—	—	30,470
Issuance of common stock related to employee stock purchase plan	642,725	1	—	—	4,059	—	—	4,060
Issuance of restricted shares of common stock	2,122,111	2	—	—	(2)	—	—	—
Forfeiture of unvested restricted shares	(97,149)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(380,596)	(4,335)	—	—	—	(4,335)
Recognition of stock based compensation	—	—	—	—	25,729	—	—	25,729
Net loss	—	—	—	—	—	(84,512)	—	(84,512)
Unrealized gain on marketable securities	—	—	—	—	—	—	203	203
Comprehensive loss								(84,309)
BALANCE JANUARY 31, 2011	117,420,874	$117	(945,556)	$(8,660)	$956,947	$(779,225)	$(423)	$168,756
Issuance of common stock related to exercise of common stock options	1,735,003	3	—	—	11,294	—	—	11,297
Issuance of common stock related to employee stock purchase plan	806,793	—	—	—	5,612	—	—	5,612
Issuance of restricted shares of common stock	3,424,768	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(313,952)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(511,022)	(5,128)	—	—	—	(5,128)
Recognition of stock based compensation	—	—	—	—	29,846	—	—	29,846
Net income	—	—	—	—	—	102,161	—	102,161
Unrealized gain on marketable securities	—	—	—	—	—	—	483	483
Comprehensive income	—	—	—	—	—	—	—	102,644
BALANCE JANUARY 31, 2012	123,073,486	$123	(1,456,578)	$(13,788)	$1,003,696	$(677,064)	$60	$313,027
Issuance of common stock related to exercise of common stock options	2,258,533	2	—	—	16,266	—	—	16,268
Issuance of common stock related to employee stock purchase plan	828,942	1	—	—	5,816	—	—	5,817
Issuance of restricted shares of common stock	3,827,568	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(443,262)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(2,466,332)	(24,003)	—	—	—	(24,003)
Recognition of stock based compensation	—	—	—	—	34,757	—	—	34,757
Net loss	—	—	—	—	—	(5,264)	—	(5,264)
Unrealized gain on marketable securities	—	—	—	—	—	—	162	162
Comprehensive loss	—	—	—	—	—	—	—	(5,102)
BALANCE JANUARY 31, 2013	129,545,267	129	(3,922,910)	(37,791)	1,060,532	(682,328)	222	340,764

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,264)	$102,161	$(84,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	9,332	8,805	9,050
Loss on disposal of fixed assets	—	—	42
Stock-based compensation expense	34,455	29,287	25,442
Amortization of discounts and premiums on investments	4,852	4,068	1,768
Non-cash loss on overallotment option and amortization of deferred debt issuance costs	961	2,432	—
Impairment of a long-term cost method investment	—	3,400	—
Utilization and write-down of trade credits	—	619	96
Allowance for doubtful accounts	219	476	259
Changes in assets and liabilities:
Accounts receivable	(14,861)	(9,130)	726
Inventories	4,425	(5,697)	(1,118)
Deferred cost of technology revenues	(2,476)	(11,527)	(15,132)
Prepaid expenses and other	4,161	(2,752)	1,205
Accounts payable	(10,280)	13,888	(2,604)
Accrued liabilities	3,832	15,226	5,329
Deferred revenue	17,925	87,673	707
Deferred rent and other long-term liabilities	8	272	15
Net cash provided by (used in) operating activities	$47,289	$239,201	$(58,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(579,633)	(750,161)	(161,949)
Sales or maturities of long-term and short-term investments	553,073	436,730	197,481
Purchase of long-term investment	(250)	—	—
Acquisition of business, net of cash and cash equivalents acquired	(24,466)	—	—
Acquisition of property and equipment	(6,451)	(4,918)	(6,670)
Acquisition of capitalized software and intangibles	(95)	(408)	—
Net cash provided by (used in) investing activities	$(57,822)	$(318,757)	$28,862
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	—	166,109	—
Proceeds from issuance of common stock related to exercise of common stock options	16,268	11,297	30,470
Proceeds from issuance of common stock related to employee stock purchase plan	5,817	5,612	4,060
Treasury stock - repurchase of stock	(24,003)	(5,128)	(4,335)
Net cash provided by (used in) financing activities	$(1,918)	$177,890	$30,195
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,451)	$98,334	$330
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	169,555	71,221	70,891
Balance at end of period	$157,104	$169,555	$71,221

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	6,900	3,604	1
Cash paid (received) for income taxes	1,013	686	(1,101)

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS
TiVo Inc. (together with its subsidiaries the "Company” or “TiVo”) was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. The Company remains cautious about its ability to grow or even maintain its TiVo-Owned subscription base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and profitability of deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, and assessment of other-than-temporary impairment of investments, goodwill impairment, and allocation of amounts from litigation settlements. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (“EBT”) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card, and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.2 million and $1.6 million at January 31, 2013 and 2012, respectively.
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
Receivables
Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to its subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2013 and 2012 the Company had approximately $4.6 million and $3.6 million, respectively, of unbilled accounts receivable related to MSO service revenue and $10.1 million and $5.7 million, respectively, of unbilled accounts receivable related to technology revenue from AT&T.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2013	$370	$219	$(227)	$362
January 31, 2012	$275	$476	$(381)	$370
January 31, 2011	$409	$259	$(393)	$275

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Goodwill
The Company has goodwill in the amount of $12.3 million which represents the excess of the purchase price of its acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes. There is no impairment of goodwill as of January 31, 2013.
Intangible Assets
Purchased intangible assets include intellectual property such as patent rights and developed technology which are carried at cost less accumulated amortization. Useful lives generally range from two to seven years.
Sales Taxes
The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of operations.
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and television service providers (also referred to as “MSOs”) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology (Refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
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
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. When advertising services are sold in packages customized for each campaign, they generally last for up to three months. Because of the significant customization of offerings, the Company historically has not been able to obtain VSOE of selling prices for each element in the package. Accordingly, the Company would combine all elements in the package as a single unit and recognize revenue ratably over the campaign period. As a result of the updated guidance on multiple element revenue arrangements, the Company can now estimate BESP for each element in the package and separate them into individual units of accounting. Nonetheless, the new units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by the new guidance.

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
The fair value of TiVo’s restricted stock awards is calculated based on the fair market value of the Company’s stock at the grant date. The fair value of TiVo’s stock options and ESPP awards is estimated using a Black-Scholes option valuation model and Monte-Carlo valuation model for stock awards with market vesting conditions. TiVo recognizes compensation expense for stock option awards expected to vest on a straight-line basis over the requisite service period of the award.
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2013, 2012, and 2011, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $4.3 million, $2.5 million, and $3.8 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2013, 2012, and 2011, respectively. Included in these advertising expenses were $3.9 million, $2.0 million, and $3.2 million, respectively, related to media placement costs.
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
The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company's significant revenue concentrations as of January 31, 2013, 2012, and 2011 were as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
DISH	15%	14%	*
* Less than 10%.
The Company’s accounts receivable concentrations as of January 31, 2013 and 2012 were as follows:

	As of January 31,
	2013	2012
AT&T	24%	22%
Suddenlink	23%	12%
DIRECTV	*	11%
RCN	*	11%
Virgin	*	11%
Other customers	53%	33%
* Less than 10%.
The Company does not have a long-term written supply agreement with Broadcom, the sole supplier of the system controller for its DVR. In instances where a supply agreement does not exist and suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or deliver its products and services to its customers on time if at all.
The TiVo service is enabled through the use of a DVR manufactured for TiVo by a third party contract manufacturer. The Company also relies on third-parties with whom it outsources supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with TiVo or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.
Recent Accounting Pronouncements
There have been no new accounting pronouncements made effective during the year ended January 31, 2013, that are of significance, or potential significance, to us.

3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31,
	2013	2012
	(in thousands)
Cash and cash equivalents:
Cash	$20,005	$7,016
Cash equivalents:
Commercial paper	99,040	106,024
Certificate of deposit	2,024	5,000
Money market funds	36,035	51,515
Total cash and cash equivalents	157,104	169,555
Marketable debt securities:
Certificates of deposit	27,961	52,568
Commercial paper	128,023	81,272
Corporate debt securities	193,932	206,910
U.S. agency securities	37,109	27,332
U.S. Treasury securities	40,286	50,421
Foreign government securities	9,555	—
Variable-rate demand notes	410	470
Asset and mortgage-backed securities	16,816	13,087
Municipal bonds	16,044	17,184
Current marketable debt securities	470,136	449,244
Other investment securities:
Other investment securities - cost method	250	—
Total other investment securities	250	—
Total cash, cash equivalents, marketable securities and other investment securities	$627,490	$618,799
Marketable securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset and mortgage-backed securities, foreign government securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of January 31,
	2013	2012
	(in thousands)
Due within 1 year	$365,386	$402,164
Due within 1 year through 5 years	104,340	46,610
Due within 5 years through 10 years	—	—
Due after 10 years	410	470
Total	$470,136	$449,244
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,961	$—	$—	$27,961
Commercial paper	127,967	65	(9)	128,023
Corporate debt securities	193,834	147	(49)	193,932
U.S. agency securities	37,081	28	—	37,109
U.S .Treasury securities	40,266	20	—	40,286
Foreign government securities	9,573	—	(18)	9,555
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	16,804	12	—	16,816
Municipal Bonds	16,025	19	—	16,044
Total	$469,921	$291	$(76)	$470,136

	As of January 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$52,625	$—	$(57)	$52,568
Commercial paper	81,298	13	(39)	81,272
Corporate debt securities	206,849	159	(98)	206,910
U.S. agency securities	27,330	3	(1)	27,332
U.S.Treasury securities	50,360	61	—	50,421
Variable-rate demand notes	470	—	—	470
Asset-backed securities	13,071	16	—	13,087
Municipal Bonds	$17,186	$9	$(11)	$17,184
Total	$449,189	$261	$(206)	$449,244
None of these investments were in a loss position for greater than twelve months as of January 31, 2013 and January 31, 2012.

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
Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount which include our convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at January 31, 2013 and January 31, 2012 was $172.5 million (for both years) and the fair value was $241.6 million and $207.3 million, based on the bond's quoted market price as of January 31, 2013 and January 31, 2012, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of January 31, 2013 and January 31, 2012:

	As of January 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$99,040	$—	$99,040	$—
Certificate of deposit	2,024	2,024	—	—
Money market funds	36,035	36,035	—	—
Short-term investments:
Certificates of deposit	27,961	27,961	—	—
Commercial paper	128,023	—	128,023	—
Corporate debt securities	193,932	—	193,932	—
U.S. agency securities	37,109	—	37,109	—
U.S. Treasury securities	40,286	40,286	—	—
Foreign government securities	9,555	—	9,555	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	16,816	—	16,816	—
Municipal bonds	16,044	—	16,044	—
Total	$607,235	$106,306	$500,929	$—

	As of January 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$106,024	$—	$106,024	$—
Certificate of deposit	5,000	5,000	—	—
Money market funds	51,515	51,515	—	—
Short-term investments:
Certificates of deposit	52,568	52,568	—	—
Commercial paper	81,272	—	81,272	—
Corporate debt securities	206,910	—	206,910	—
U.S. agency securities	27,332	—	27,332	—
U.S. Treasury securities	50,421	50,421	—	—
Variable-rate demand notes	470	—	470	—
Asset-backed securities	13,087	—	13,087	—
Municipal bonds	17,184	—	17,184	—
Total	$611,783	$159,504	$452,279	$—

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
Level 3 Measurements
As of January 31, 2013, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of January 31, 2013. No events or circumstances indicating a potential impairment were identified as of January 31, 2013.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	As of January 31,
	2013	2012
	(In thousands)
Furniture and fixtures	$4,428	$4,213
Computer and office equipment	21,639	18,039
Lab equipment	3,747	4,387
Leasehold improvements	9,697	8,846
Capitalized internal use software	21,801	20,876
Total property and equipment	61,312	56,361
Less: accumulated depreciation and amortization	(51,012)	(47,170)
Property and equipment, net	$10,300	$9,191
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2013, 2012, and 2011 was $5.8 million, $6.1 million, and $6.4 million, respectively.

6. DEVELOPED TECHNOLOGY, GOODWILL, AND INTANGIBLE ASSETS, NET
Developed technology and intangible assets, net consists of the following:

	As of January 31,
	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$15,161	$(4,441)	$10,720	$3,451	$(3,451)	$—
Intellectual property rights	19,118	(16,616)	2,502	19,023	(14,346)	4,677
Customer relationships and trade names	3,130	(266)	2,864	—	—	—
Developed technology and intangible assets	$37,409	$(21,323)	$16,086	$22,474	$(17,797)	$4,677

During the fiscal year ended January 31, 2013 the Company acquired developed technology and intangible assets of $14.9 million with a weighted average life of 5.18 years.
The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for developed technology and two to seven years for intellectual property rights and customer relationships and trade names. Amortization expense for the fiscal years ended January 31, 2013, 2012, and 2011, was $3.5 million, $2.7 million, and $2.6 million, respectively. Estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2014	$4,464
2015	3,291
2016	3,132
2017	2,849
2018	1,758
Thereafter	592
$16,086
Goodwill

Goodwill
(in thousands)
Balance as of January 31, 2012	$—
Goodwill acquired	$12,266
Goodwill adjustment	$—
Balance as of January 31, 2013	$12,266
The goodwill amount of $12.3 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets of the acquisitions made during the fiscal year ended January 31, 2013. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes.

7. INVENTORY
Inventory was as follows:

	As of January 31,
	2013	2012
	(in thousands)
Raw Materials	$3,423	$4,660
Finished Goods	11,077	14,265
Total Inventory	$14,500	$18,925

8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2013	2012
	(In thousands)
Compensation and vacation	$23,158	$18,625
Marketing and promotions	4,987	3,904
Legal services	10,477	11,516
Redeemable gift certificates for subscriptions	2,428	2,499
Interest payable	2,588	2,588
Other	6,405	6,209
Total accrued liabilities	$50,043	$45,341

9. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only, also known as the limited warranty. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of January 31, 2013 and January 31, 2012, the accrued warranty reserve was $419,000 and $194,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of January 31, 2013, the extended warranty deferred revenue and cost was $875,000 and $269,000, respectively. As of January 31, 2012, the extended warranty deferred revenue and cost was $913,000 and $280,000, respectively.
Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the Company's contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 31, 2013 the Company had total purchase commitments for inventory of $17.4 million.
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
As of January 31, 2013, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $3.2 million for a recent arbitration award related to a contractual dispute that it is currently appealing.  The same litigant has now notified the Company that it intends to pursue an additional arbitration claim against the Company in connection with the same contract.  While the Company does not believe that a liability in connection with such a new arbitration proceeding would be probable, the Company reasonably estimates that the range of any loss in connection with such a new arbitration proceeding could be in a range similar to the prior arbitration award. The Company expenses legal costs as they are incurred.

Intellectual Property Litigation.

On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos. : 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola answered TiVo's counterclaims. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 12, 2012, Motorola filed a motion to dismiss and strike certain of TiVo's counterclaims. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On June 20, 2012, Time Warner Cable moved to sever and stay TiVo's claims against it. On June 27, 2012, the Court issued a schedule with a pre-trial conference set for April 17, 2013, and jury selection set for May 6, 2013. On July 17, 2012, the Court issued a schedule reflecting these same dates. On July 18, 2012, the Court issued an order denying Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Motorola products sold by Time Warner Cable, and granted Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Cisco products sold by Time Warner Cable, ordering that Time Warner Cable be added as a party to the TiVo v. Cisco action, discussed below. On November 2, 2012, TiVo filed a motion for Rule 11 sanctions against Motorola regarding certain aspects of Motorola's April 30, 2012 amended answer and counterclaims. On November 13, 2012, the Court issued an order denying Time Warner Cable's motion to dismiss TiVo's counterclaims. A claim construction hearing was held on November 27, 2012. On November 30, 2012, the Court issued an order denying Motorola's motion to strike or dismiss TiVo's counterclaims. On December 6, 2012, the Court issued a claim construction order. On December 21, 2012, the Court issued an order setting jury selection for April 29, 2013. On January 25, 2013, the Court issued an order denying TiVo's motion to dismiss and strike certain of Motorola's claims. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology from Motorola, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's, or (FASB's), Accounting Standards Codification (ASC) 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On May 30, 2012, Cisco Systems, Inc. filed a complaint against TiVo in the United States District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195, and injunctive relief. On August 10, 2012, the Court ordered this action transferred to the United States District Court for the Eastern District of Texas. On December 13, 2012, the United States District Court for the Eastern District of Texas entered an order consolidating this action with the TiVo v. Cisco action, discussed below. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On June 4, 2012, TiVo filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On June 21, 2012, Cisco moved to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action, discussed above. On June 29, 2012, Cisco answered TiVo's complaint. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On August 13, 2012, the Court denied Cisco's motion to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action. On September 19, 2012, TiVo filed a motion to consolidate this action with the Motorola v. TiVo action, discussed above, for pretrial purposes. On October 22, 2012, the Court issued an order denying TiVo's motion to consolidate. On October 23, 2012, the Court issued a Docket Control Order with a Markman hearing set for July 31, 2013, a pre-trial conference set for February 18, 2014, and jury selection set for March 3, 2014. On December 13, 2012, the Court entered an order consolidating the transferred Cisco v. TiVo action, discussed above, with this action. The Company may incur material expenses in connection with this litigation and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On October 6, 2011, Digital CBT filed a complaint against TiVo in the District of Delaware (“First Action”) alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT sought an injunction and unspecified damages. On March 22, 2012, Digital CBT dismissed the Delaware complaint and filed a substantially identical complaint in the Central District of California (“Second Action”). On July 18, 2012, Digital CBT informed the Company of a potential standing issue with the March 22, 2012 complaint because it appeared that Digital CBT did not have the necessary rights to assert infringement of the '173 patent against the Company. On July 24, 2012, the Company filed a complaint against Digital CBT in the Northern District of California (“Third Action”) requesting declaratory judgment that U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System") is invalid and not infringed. On July 26, 2012, Digital CBT claimed to have corrected its standing problem and filed a complaint against TiVo (“Fourth Action”), substantially identical to its March 22, 2012 complaint against the Company, in the Central District of California. On July 30, 2012, Digital CBT filed a motion to dismiss its own Second Action, which TiVo did not oppose, and on August 29, 2012 the Court dismissed the Second Action. On September 17, 2012, Digital CBT filed a motion to dismiss or alternatively to transfer the Third Action to the Central District of California. On October 29, 2012, the Court transferred the Third Action to the Central District of California, where the Fourth Action is pending and where Digital CBT has a case involving the same patent pending against AT&T. On January 10, 2013, the Court in the Fourth Action set a date for a scheduling hearing on March 25, 2013. The Company may incur material expenses in connection with these litigations and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
Facilities Leases
The Company leases its corporate headquarters, located in San Jose, California, comprising a total of 176,254 square feet of office space. The corporate headquarters houses its administrative, sales and marketing, customer service, and product development activities, under a lease that expires on January 31, 2017. The Company also has operating leases for sales and administrative office space in New York City, New York, Chicago, Illinois, and Maynard, Massachusetts. The leases generally provide for base monthly payments with built-in base rent escalations periodically throughout the lease term. All the Company's property leases are deemed operating leases.
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2013, 2012, and 2011 was $3.2 million, $2.6 million, and $2.2 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2013, 2012, and 2011 were $3.9 million, $3.8 million, and $3.4 million, respectively. Future minimum operating lease payments as of January 31, 2013, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2014	$3,246
2015	3,189
2016	2,935
2017	2,716
Total	$12,086

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

11. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 months period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2013, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.
1999 Non-Employee Directors’ Stock Option Plan

In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the "Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2013, all unissued shares under 1999 Non-Employee Directors’ Stock Plan have expired.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2013, the total number of shares reserved for issuance under this plan is 10,000,000. As of January 31, 2013, 2,647,406 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (the "2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Annual grants of restricted stock made to continuing employees typically vest 17% every 6 months over a 36 months period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 28,575,914. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. Under the 2008 Equity Incentive Award Plan, in general, grants of full value awards (as defined in the plan but generally relate to restricted stock and similar awards) must vest over a period of not less than three years (or, in the case of vesting based upon the attainment of performance goals or other performance-based objectives, over a period of not less than one year measured from the commencement of the period over which performance is evaluated) following the date the award is granted. As of January 31, 2013, 10,295,442 shares remain available for future stock based award grants.
In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information for the fiscal years ended January 31, 2013, 2012, and 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2010	14,919	$7.71	5.60	$31,216
Grants	3,144	8.23
Exercises	(4,319)	7.05
Forfeitures or expirations	(1,076)	18.06
Outstanding at January 31, 2011	12,668	$7.19	5.54	$32,453
Grants	551	9.66
Exercises	(1,735)	6.51
Forfeitures or expirations	(335)	8.34
Outstanding at January 31, 2012	11,149	$7.38	4.72	$34,022
Grants	303	9.83
Exercises	(2,259)	7.20
Forfeitures or expirations	(536)	8.84
Outstanding at January 31, 2013	8,657	$7.42	3.84	$51,431
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $13.34 as of January 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $9.7 million, $6.4 million, and $35.6 million for the twelve months ended January 31, 2013, 2012, and 2011, respectively.
The following table summarizes information about options outstanding at January 31, 2013:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
$ 3.78 - $ 6.18	1,935,639	3.89	$5.96	1,935,639	$5.96
$ 6.24 - $ 6.50	64,470	3.81	$6.42	64,470	$6.42
$ 6.51 - $ 6.51	384,640	3.46	$6.51	384,640	$6.51
$ 6.52 - $ 6.52	1,825,784	2.41	$6.52	1,825,784	$6.52
$ 6.62 - $ 6.67	6,500	2.12	$6.64	6,500	$6.64
$ 6.71 - $ 7.49	1,944,179	3.98	$7.29	1,217,220	$7.20
$ 7.54 - $ 7.71	71,165	4.35	$7.68	71,040	$7.68
$ 7.78 - $ 18.17	2,424,192	4.84	$9.54	1,630,703	$9.44
Total	8,656,569	3.84	$7.42	7,135,996	$7.16
Net cash proceeds from the exercise of stock options were $16.3 million, $11.3 million, and $30.5 million for the twelve months ended January 31, 2013, 2012, and 2011, respectively. Information regarding stock options outstanding at January 31, 2013 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	8,657	$7.42	3.84	$51,431
Shares vested and expected to vest	8,499	$7.40	3.82	$50,714
Shares exercisable	7,136	$7.16	3.60	$44,240

Restricted Stock Awards ("RSAs") / Restricted Stock Units ("RSUs")
The Company had 5.5 million RSAs and RSUs outstanding as of January 31, 2013 which were excluded from the options outstanding balances in the preceding tables. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. Aggregate intrinsic value of RSAs and RSUs at January 31, 2013 was $73.1 million based on the Company’s closing stock price on January 31, 2013. The total fair value of RSAs and RSUs vested was $27.5 million, $13.5 million, and $8.2 million for the twelve months ended January 31, 2013, 2012, and 2011, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2013, 2012, and 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2010	4,467	$7.77
Granted	1,417	$15.76
Vested	(1,005)	$8.15
Forfeited	(229)	$9.63
Unvested stock at January 31, 2011	4,650	$10.03
Granted	2,813	$10.01
Vested	(1,374)	$9.80
Forfeited	(543)	$10.57
Unvested stock at January 31, 2012	5,546	$10.02
Granted	2,876	$11.53
Vested	(2,427)	$11.32
Forfeited	(518)	$11.10
Unvested stock at January 31, 2013	5,477	$10.85
Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these 300,000 shares of performance-based restricted stock units was estimated using a Monte-Carlo analysis. Total compensation cost recognized related to these performance-based awards was approximately $155,000, $254,000, and $398,000 for the fiscal years ended January 31, 2013, 2012, and 2011, respectively. As of January 31, 2013, $76,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 1.00 year.
Performance and Market Based Awards
In fiscal year 2012, the Company awarded 225,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over a three-year period. The vesting conditions of 150,750 shares are tied to the subscriptions and annual gross margin performance. Each quarterly period, the company estimates the probability of the achievement of these performance goals and recognizes any related stock based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The remaining

74,250 shares are tied to the market value of the Company's common stock. The fair value of 74,250 shares of market-based restricted stock awards was estimated using a Monte-Carlo analysis. The probability of satisfying a market condition is also considered in the estimate of grant-date fair value when the Monte Carlo simulation is used. Total compensation cost recognized was $521,000 and $1.1 million for the fiscal years ended January 31, 2013 and 2012, respectively. As of January 31, 2013, $520,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 1.0 year.
In fiscal year 2013, the Company awarded 250,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over a three-year period. The vesting conditions of 250,000 shares are tied to the annual Adjusted EBITDA performance or the market value of the Company's common stock. The performance goals were met and $2.8 million in compensation cost was recognized for the fiscal year ended January 31, 2013.
Performance-Based Awards
In fiscal 2011, the Company granted 640,000 options with performance-based vesting to certain executive officers. These options would vest only if specific performance goals set forth for each optionee are achieved. Each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The estimated fair value of these performance-based stock options was $3.8 million using the Black-Scholes option pricing model. Total compensation cost recognized related to these performance-based stock options was $84,000 and $1.2 million for the fiscal years ended January 31, 2013 and 2012, respectively. Due to the resignation of one of the executive officers, $569,000 compensation cost recognized in fiscal year 2012 related to the performance-based stock options was reversed in fiscal year 2013. The remaining weighted-average period over which these performance-based stock options may vest is 0.17 years.

12. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2013, 2012, and 2011, respectively is as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(In thousands)
Cost of service revenues	$1,241	$830	$792
Cost of technology revenues	1,754	1,666	2,260
Research and development	12,813	10,975	8,531
Sales and marketing	4,104	3,962	3,683
General and administrative	14,542	11,854	10,176
Change in deferred cost of technology revenues	302	559	287
Total stock-based compensation	$34,757	$29,846	$25,729
The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
As of January 31, 2013, $5.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.14 years. As of January 31, 2013, $32.0 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.7 years.
The Company used the alternative transition method which included a simplified method to establish the beginning balance of the additional paid in capital pool (the "APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to stock option expensing.
The Company is required to use a valuation model to calculate the fair value of stock-based awards and has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility of market traded options on the Company’s common stock. The expected life of stock options granted after January 1, 2008 is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of the U.S. Treasury yield curve on investments with terms approximating the expected life during the fiscal quarter an option is granted. The Company has not declared and has no current plan to declare a dividend.
The weighted average assumptions used for the twelve months ended January 31, 2013, 2012, and 2011, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2013	2012	2011	2013	2012	2011
Expected life (in years)	0.90	0.78	0.74	4.38	4.48	4.59
Volatility	53%	68%	66%	58%	65%	62%
Average risk free interest rate	0.20%	0.28%	0.34%	0.75%	1.61%	2.30%
Dividend Yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value during the period	$4.22	$3.29	$3.11	$4.56	$5.06	$4.29

13. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company has not made any contributions to the Retirement Plan from inception through January 31, 2013.

14. INCOME TAXES
Income tax provision was $1.0 million, $807,000, and $164,000 in fiscal years 2013, 2012, and 2011, respectively. The income tax expense in fiscal year 2013 is primarily due to state income taxes and withholding taxes in foreign jurisdictions similar to fiscal year 2011 and 2012.

	Fiscal Year Ended January 31,
Current Expense	2013	2012	2011
Federal	$2	$—	$—
State	778	657	51
Foreign	256	150	113
Total	$1,036	$807	$164
The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in thousands)
Federal tax at statutory rate	$(1,480)	$36,039	$(29,522)
State taxes	778	657	51
Foreign withholding tax	256	150	113
Utilization of net operating losses	—	—	—
Net operating loss and temporary differences for which no tax benefit was realized	(1,732)	(38,911)	26,260
Stock based compensation	(318)	360	(91)
Refundable research tax credits	—	—	—
Federal and state alternative minimum taxes	—	—	—
Non-deductible compensation expense	3,442	2,477	3,305
Non-deductible expenses and other	90	35	48
Total tax expense	$1,036	$807	$164
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	As of January 31,
	2013	2012
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$108,749	$132,093
Research and alternative minimum tax credits	33,628	27,597
Deferred revenue and rent	43,053	16,056
Capitalized research	7,367	11,571
Stock based compensation	14,504	13,327
Other	13,165	16,979
Total deferred tax assets	220,466	217,623
Valuation allowance	(220,466)	(217,623)
Net deferred tax assets:	$—	$—
Realization of deferred tax assets is dependent upon generation of sufficient future taxable income, the timing and amount of which are uncertain. Accordingly, the Company has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance was an increase of $2.8 million and an decrease of $39.9 million for the years ended January 31, 2013 and January 31, 2012, respectively.
Effective for taxable years beginning on or after January 1, 2011, companies apportioning income for California purposes were allowed to elect to apportion California income using a single sales factor. For tax years beginning on or after January 1, 2013 companies will be required to apportion income for California purposes under a single sales factor. For fiscal year 2012 the Company had valued California deferred tax assets under single sales factor, therefore the mandatory requirement for fiscal year 2014 to use single sales factor has no impact on the California deferred tax assets.
As of January 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $393.8 million and $201.6 million respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $60.9 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.
Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that there have been multiple ownership changes since inception of the Company. However, the ownership changes do not place any limitation on the utilization of net operating losses and tax credit carryforwards.

The Company had an acquisition during the fiscal year ended January 31, 2013. for which Section 382 will apply. The additional net operating loss from this acquisition after the Section 382 limitation is approximately $15.9 million.
The federal net operating loss carryforwards expire beginning in fiscal year ending 2020 through 2031. The state net operating loss carryforwards expire beginning in fiscal year 2013 through 2031. As of January 31, 2013, unused research and development tax credits of approximately $25.7 million and $29.6 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by fiscal year 2020. California research and experimental tax credits carry forward indefinitely until utilized.
On January 2, 2013, President Obama signed into legislation, The American Taxpayer Relief Act of 2012 which retroactively reinstated the research credit for amounts paid or incurred from January 1, 2012 through December 31, 2013. Prior to enactment of this legislation, the federal research credit had expired for amount paid or incurred after December 31, 2011. The Company has generated federal research credits for FY 2013 which are subject to a valuation allowance as it is not more likely than not that said credits will be utilized.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in thousands)
Beginning Balance	$12,075	$8,745	7,345
Additions based on tax positions related to current year	2,579	3,253	2,609
Additions for tax positions in prior years	158	77	—
Reduction for tax positions of prior years	—	—	(1,209)
Ending Balance	$14,812	$12,075	8,745
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $281,000 at January 31, 2013. The remaining unrecognized tax benefits at January 31, 2013 would not affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company expects that there will be a decrease of the total amount unrecognized tax benefits of $255,000 within the next 12 months.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company accrued approximately $30,000 of interest or penalties related to unrecognized tax benefits recorded through January 31, 2013.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2009 – 2013

California	2008 – 2013
However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

15. NET INCOME (LOSS) PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended January 31,
	2013	2012	2011
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$(5,264)	$102,161	$(84,512)
Interest on convertible notes	—	6,979	—
Net Income for purpose of computing net income (loss) per diluted share	(5,264)	109,140	(84,512)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	119,411,727	116,592,943	113,490,177
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	4,200,288	—
Convertible senior notes	—	15,462,193	—
Denominator for diluted net income (loss) per common share	119,411,727	136,255,424	113,490,177
Basic net income (loss) per common share	$(0.04)	$0.88	$(0.74)
Diluted net income (loss) per common share	$(0.04)	$0.80	$(0.74)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share in the fiscal years ended January 31, 2013, 2012, and 2011 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of January 31,
	2013	2012	2011
Unvested restricted stock	5,956,316	1,007,735	4,649,998
Options to purchase common stock	10,358,316	4,286,876	12,667,784
Potential shares to be issued from ESPP	87,999	—	82,543
Convertible senior notes	15,462,193	—	—
Total	31,864,824	5,294,611	17,400,325
16. SETTLEMENTS
DISH Network
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
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2012. The amount related to interest income was recorded under “Interest income” fiscal year ended January 31, 2012. $321.4 million of future license royalties will be recorded as technology revenue on a straight-line amortization basis over the remaining life of the patent through July 30, 2018.

AT&T Inc.

On January 3, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with AT&T Inc. ("AT&T"). Under the terms of the Agreement, AT&T has agreed to pay TiVo a minimum amount of $215.0 million plus incremental monthly fees per DVR subscriber if AT&T's subscriber base exceeds certain pre-determined levels. The initial payment of $51.0 million was paid to TiVo on January 4, 2012 with the remaining $164.0 million due to TiVo 30 days after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. The Agreement expires on July 30, 2018.

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
As a result of the settlement and patent cross-licensing agreement, TiVo expensed an estimate of $14.5 million in contingent legal fees recorded under general and administration expenses in its statement of operations in the fiscal year ended January 31, 2012. TiVo paid $4.3 million in contingent legal fees during the fiscal year ended January 31, 2012. The remaining estimate of $10.2 million was paid during the fiscal year ended January 31, 2013 upon the favorable resolution of the Microsoft and ITC legal matters.
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
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period from September 21, 2012 until July 31, 2018, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and VZ. The proceeds of the agreement were allocated among the principal elements of the transaction based on relative fair values of each element.

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

Revenue from the base license under all three agreements is expected to be recognized as follows:

Fiscal Year Ending January 31,	Technology Revenues
(in thousands)
2014	93,841
2015	96,456
2016	98,378
2017	99,944
2018	101,227
2019	51,111
Total	$540,957
Technology revenue related to the above agreements were $77.3 million and $35.3 million for the fiscal years ended January 31, 2013 and 2012, respectively. There were no such revenues in the fiscal year ended January 31, 2011.

17. ACQUISITIONS
On July 18, 2012, the Company completed its acquisition of TRA Global, Inc. (“TRA”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 10, 2012 for the cash amount of $18.8 million. TRA was a privately-held, media and marketing research company headquartered in New York, New York and TiVo acquired 100% voting interest in the Company. The acquisition of TRA supports the Company's mission to be a leader in audience research measurement solutions. TRA's results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning July 18, 2012. On October 24, 2012, the Company completed another business acquisition for $5.3 million in cash.
 During the fiscal year ended January 31, 2013 the Company recorded goodwill $12.3 million related to these acquisitions. Total acquisition costs, which were expensed as incurred, were approximately $1.1 million for the fiscal year ended January 31, 2013.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective preliminary fair values on the acquisition date. The Company's allocation of the total purchase price for these two acquisitions is as follows (in thousands):

Description	Value
Cash	$1,185
Accounts receivable and other assets	1,638
Liabilities	(5,930)
Identifiable intangibles	14,840
Goodwill	12,266
Total	$23,999
The following table presents details of the intangible assets acquired through these business combinations (in thousands, except years):

Description	Asset Life in Years	Fair Value
Software technology	5	$11,710
Customer relationships	2-7	$2,930
Trade name	3	$200
Total identifiable intangible assets		$14,840
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
Goodwill
The goodwill amount of $12.3 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes. There is no impairment of goodwill as of January 31, 2013.

18. DEVELOPMENT AGREEMENT AND SERVICES AGREEMENT WITH DIRECTV INC.
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
Due to uncertainties over the ultimate profit margin on the development work, TiVo recognizes revenues and costs for the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR based on a zero profit model, which results in the recognition of equal amounts of revenues and costs not to exceed the amount that TiVo has the contractual right to bill DIRECTV upon the meeting of certain milestones under TiVo's revenue recognition policies. During the twelve months ended January 31, 2013, 2012, and 2011, TiVo recognized $2.9 million $6.6 million, and $6.5 million, in technology revenues, respectively and $2.9 million, $6.6 million, and $6.5 million in cost of technology revenues, respectively related to the development of the TiVo service for DIRECTV’s broadband-enabled HD DVR.

19. SUBSEQUENT EVENTS
None

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for the Company's eight most recent quarters ended January 31, 2013. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011	Apr 30, 2011
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	$35,574	$35,228	$32,302	$30,621	$31,578	$32,413	$34,016	$33,334
Technology revenues	30,153	25,727	21,825	23,887	18,465	19,391	15,586	5,503
Hardware revenues	23,129	21,072	11,129	13,261	16,428	12,970	11,580	6,915
Net revenues	88,856	82,027	65,256	67,769	66,471	64,774	61,182	45,752
Cost of revenues
Cost of service revenues	11,619	11,238	8,871	8,379	8,711	9,265	9,089	8,800
Cost of technology revenues	7,318	5,779	3,792	6,286	4,502	7,721	3,813	7,020
Cost of hardware revenues	21,847	23,434	14,431	18,471	20,368	16,817	13,401	8,853
Total cost of revenues	40,784	40,451	27,094	33,136	33,581	33,803	26,303	24,673
Gross margin	48,072	41,576	38,162	34,633	32,890	30,971	34,879	21,079
Operating expenses
Research and development	26,614	28,277	29,652	30,560	29,825	27,272	26,042	27,228
Sales and marketing	8,928	7,958	7,243	6,224	6,393	6,753	6,905	6,337
Sales and marketing, subscription acquisition costs	3,471	1,560	2,372	1,257	1,320	2,398	2,441	1,233
General and administrative	23,708	21,772	25,429	16,166	38,192	18,032	17,826	22,452
Litigation Proceeds	—	(78,441)	—	—	(54,444)	—	—	(175,716)
Income (loss) from operations	(14,649)	60,450	(26,534)	(19,574)	11,604	(23,484)	(18,335)	139,545
Interest income	808	1,383	852	908	1,072	759	678	3,163
Interest expense and other	(1,966)	(1,958)	(1,966)	(1,982)	(5,430)	(2,015)	(1,965)	(2,624)
Income (loss) before income taxes	(15,807)	59,875	(27,648)	(20,648)	7,246	(24,740)	(19,622)	140,084
Benefit from (provision for) income taxes	31	(848)	(93)	(126)	(61)	242	71	(1,059)
Net income (loss)	$(15,776)	$59,027	$(27,741)	$(20,774)	$7,185	$(24,498)	$(19,551)	$139,025

Net income (loss) per common share
Basic	$(0.13)	$0.49	$(0.23)	$(0.17)	$0.06	$(0.21)	$(0.17)	$1.21
Diluted	(0.13)	0.44	(0.23)	(0.17)	0.06	(0.21)	(0.17)	1.04
							—	—
Income (loss) for purposes of computing net income (loss) per share:							—	—
Basic	(15,776)	59,027	(27,741)	(20,774)	7,185	(24,498)	(19,551)	139,025
Diluted	(15,776)	60,992	(27,741)	(20,774)	7,185	(24,498)	(19,551)	140,058
							—	—
Weighted average common and common equivalent shares:							—	—
Basic	120,199,937	119,363,613	119,137,118	118,946,297	117,747,442	117,232,354	116,146,567	115,245,411
Diluted	120,199,937	138,587,931	119,137,118	118,946,297	122,042,180	117,232,354	116,146,567	134,609,476

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2013. Management reviewed the results of its assessment with our Audit Committee. KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Part II, Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2013, which is included below.
(c) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter ended January 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TiVo Inc.:
We have audited TiVo Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, TiVo Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TiVo Inc. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2013, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
March 15, 2013

ITEM 9B.	OTHER INFORMATION
None

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to our executive officers is incorporated by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled "Executive Officers and Key Employees (as of February 28, 2013)." The information required by this Item with respect to our directors is set forth under the headings “Election of Directors”, "Corporate Governance", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in our 2013 Proxy Statement and is incorporated herein by reference.

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

TIVO INC.

Date:	March 15, 2013	/S/ THOMAS S. ROGERS
Thomas S. Rogers
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Rogers, Naveen Chopra, and Matthew Zinn and each or any one of them, hisor her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS S. ROGERS Thomas S. Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 15, 2013

/S/ NAVEEN CHOPRA Naveen Chopra	Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/S/ PAVEL KOVAR Pavel Kovar	Vice President, Controller, and Treasurer (Principal Accounting Officer)	March 15, 2013

/S/ PETER AQUINO Peter Aquino	Director	March 15, 2013

/S/ WILLIAM CELLA William Cella	Director	March 15, 2013

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 15, 2013

/S/ J. HEIDI ROIZEN J. Heidi Roizen	Director	March 15, 2013

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 15, 2013

/S/ DAVID YOFFIE David Yoffie	Director	March 15, 2013

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date / Period End Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	9/10/2007
3.2	Amended and Restated Bylaws, dated as of February 21, 2012.	8-K	3.1	2/24/2012
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.1	1/19/2011
4.2	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.2	1/19/2011
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors.	S-1	10.1	7/22/1999
10.2*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents.	10-Q	10.3	12/10/2004
10.3*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents.	10-Q	10.7	9/9/2005
10.4*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan.	10-Q	10.2	8/31/2012
10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document.	10-K	10.6	4/15/2008
10.6*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan.	10-Q	10.1	8/31/2012
10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.4	9/9/2005
10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.5	9/9/2005
10.9*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.10	4/15/2008
10.10*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.11	4/15/2008
10.11*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan.	10-K	10.1	4/16/2007
10.12*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	9/9/2008
10.13*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.3	9/9/2008
10.14*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (stock-settled).	10-Q	10.4	9/9/2008
10.15*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (cash-settled).	10-K	10.15	3/23/2012
10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement.	10-K	10.17	3/31/2010
10.17*	Form of Vice President Change of Control Terms and Conditions Agreement.	10-K	10.18	3/31/2010
10.18+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.7	12/10/2008
10.19+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008.	10-Q	10.1	6/9/2009
10.20+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.8	12/10/2008
10.21+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc.	10-Q	10.6	6/6/2011
10.22	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	10-Q	10.24	11/15/1999
10.23	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	8-K	10.1	5/1/2006
10.24	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc.	10-K	10.32	4/16/2007

10.25	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership.	10-Q	10.3	9/9/2009
10.26	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC.	10-K	10.45	3/31/2010
10.27	Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc.	8-K	10.1	2/22/2011
10.28	Fifth Amendment to Lease Agreement, dated as of March 26, 2012, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	6/1/2012
10.29*	Summary of TiVo Inc. Fiscal Year 2012 Bonus Plan for Executive Officers.	8-K	10.1	4/8/2011
10.30*	Summary of TiVo Inc. Fiscal Year 2013 Bonus Plan for Executive Officers.	8-K	10.1	4/9/2012
10.31+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc.	10-K	10.1	4/3/2002
10.32+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.3	5/1/2003
10.33+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	8-K	10.4	7/30/2003
10.34+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc.	10-Q	10.0	9/9/2004
10.35+	Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).	10-Q	10.0	12/10/2004
10.36+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.41	4/15/2005
10.37	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).	10-K	10.46	4/14/2006
10.38+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc.	10-Q	10.3	6/11/2007
10.39	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005.	10-Q	10.3	12/9/2005
10.40+	Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).	10-Q	10.4	9/9/2009
10.41+	Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009.	10-Q/A	10.3	9/8/2010
10.42+	First Amendment to the Master Marketing and Development Agreement, effective as of June 1, 2011, between TiVo Inc. and Best Buy Stores, L.P.	10-Q/A	10.1	4/18/2012
10.43+	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010.	10-K	10.7	3/14/2011
10.44*	Fourth Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, effective September 13, 2012.	10-Q	10.2	11/30/2012
10.45*	Third Amended & Restated Change of Control Terms and Conditions Agreement between TiVo Inc. and Thomas S. Rogers, effective September 13, 2012.	10-Q	10.3	11/30/2012
10.46*	Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010.	10-Q	10.1	9/9/2010
10.47*	Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010.	10-Q	10.2	9/9/2010
10.48	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.82	3/14/2011
10.49	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.83	3/14/2011
10.50	Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/31/2011
10.51+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.	10-Q	10.1	6/6/2011

10.52+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011.	10-Q	10.2	9/9/2011
10.53+	Settlement and Patent License between TiVo Inc. and AT&T, Inc. dated as of January 3, 2012.	10-K	10.52	3/23/2012
10.54*	Consulting Agreement between TiVo Inc. and James Barton, effective March 16, 2012.	10-Q	10.4	11/30/2012
10.55++	Settlement and Patent License between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012.	10-Q/A	10.1	1/25/2013
10.56*	Transition Agreement between TiVo Inc. and Anna Brunelle, dated December 19, 2012.	Filed herewith.
14.1	TiVo Code of Conduct, as amended March 25, 2009.	8-K	14.1	3/31/2009
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24.1	Power of Attorney of this Annual Report on Form 10-K.	See signature page.
31.1
Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 15, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 15, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
32.1**	Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 15, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2**	Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 15, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS***	XBRL Instance Document	Filed herewith.
101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
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