Form 10-Q
period 2013-04-30
TIVO INC
filed 2013-05-31
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
2160 Gold Street, P.O. Box 2160, San Jose, CA 95002
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check One)
Large Accelerated Filer  ☒     Accelerated Filer   ☐     Non-Accelerated Filer   ☐     Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 126,591,305 as of May 15, 2013.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2013

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

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, and other alternative capital distribution activities.

•
with respect to our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated subsidies, and other marketing activities, including our current subsidized hardware pricing and related subscription pricing and their impact on our hardware revenues, service revenues, and total acquisition costs as well as sales and marketing, subscription acquisition costs, and average revenue per subscription ("ARPU");

•
with respect to our TiVo-Owned retail subscriptions, our estimates of the useful life of TiVo-enabled digital video recorders ("DVRs") in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions, and our estimates of the effects of product lifetime subscriptions on churn;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our expectations regarding future growth in subscriptions to the TiVo service and TiVo-Owned and television service operators ("MSO") ARPUs, including future increases in the MSO subscription base and the possibility of future decreases in the TiVo-Owned subscription base;

•	our expectations related to future advertising and audience research and measurement revenues;

•
our future earnings including expected future service and hardware revenues from future TiVo-Owned subscriptions and future service, technology and hardware revenues from MSOs as well as future advertising and audience research and measurement revenues;

•
our expectations of the growth in the future advanced television services market for our service and software and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as TV Everywhere, Video on Demand ("VOD") from Internet and cable providers, and network DVRs;

•
our expectations regarding continued regulatory required access to and installation and operational issues surrounding cable-operator provided CableCARDs™ and switched digital devices essential for TiVo consumer devices in cable homes;

•
our expectations that in the future we may also offer services for additional non-DVR products beyond TiVo Preview and Mini, for example, that would incorporate the TiVo user interface and non-DVR software;

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

•
our expectations regarding our ability to oversee outsourcing of our manufacturing processes and engineering work and our ability to support the hardware, inventory, and hardware customization needs of our MSO customers;

•
our expectations with respect to the usability of our current finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced or delayed after we have committed manufacturing resources due to long lead times that may require us to record additional write-downs if such inventories exceed forecasted demand;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our expectations and estimates related to long-term investments and their associated carrying value.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,666	$157,104
Short-term investments	468,211	470,136
Accounts receivable, net of allowance for doubtful accounts of $359 and $362, respectively	33,847	40,102
Inventories	12,721	14,500
Deferred cost of technology revenues, current	16,334	14,713
Prepaid expenses and other, current	10,668	9,168
Total current assets	644,447	705,723
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $52,461 and $51,012, respectively	9,526	10,300
Intangible assets and capitalized software, net of accumulated amortization of $22,582 and $21,323, respectively	14,827	16,086
Deferred cost of technology revenues, long-term	19,155	16,011
Goodwill	12,266	12,266
Prepaid expenses and other, long-term	3,127	3,267
Total long-term assets	58,901	57,930
Total assets	$703,348	$763,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$25,993	$24,492
Accrued liabilities	35,563	50,043
Deferred revenue, current	98,974	103,505
Total current liabilities	160,530	178,040
LONG-TERM LIABILITIES
Deferred revenue, long-term	61,202	71,823
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	484	526
Total long-term liabilities	234,186	244,849
Total liabilities	394,716	422,889
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 133,031,409 and 129,545,267, respectively, and outstanding shares are 126,547,865 and 125,622,357, respectively	133	129
Treasury stock, at cost: 6,483,544 shares and 3,922,910 shares, respectively	(68,528)	(37,791)
Additional paid-in capital	1,069,388	1,060,532
Accumulated deficit	(692,647)	(682,328)
Accumulated other comprehensive income	286	222
Total stockholders’ equity	308,632	340,764
Total liabilities and stockholders’ equity	$703,348	$763,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2013	2012
Revenues
Service revenues	$34,062	$30,621
Technology revenues	27,725	23,887
Hardware revenues	20,786	13,261
Net revenues	82,573	67,769
Cost of revenues
Cost of service revenues	10,805	8,379
Cost of technology revenues	3,711	6,286
Cost of hardware revenues	18,496	18,471
Total cost of revenues	33,012	33,136
Gross margin	49,561	34,633
Research and development	26,462	30,560
Sales and marketing	8,507	6,224
Sales and marketing, subscription acquisition costs	1,859	1,257
General and administrative	21,786	16,166
Total operating expenses	58,614	54,207
Loss from operations	(9,053)	(19,574)
Interest income	823	908
Interest expense and other income (expense), net	(1,974)	(1,982)
Loss before income taxes	(10,204)	(20,648)
Provision for income taxes	(115)	(126)
Net loss	$(10,319)	$(20,774)

Net loss per common share
Basic	$(0.09)	$(0.17)
Diluted	$(0.09)	$(0.17)

Loss for purposes of computing net loss per share:
Basic	$(10,319)	$(20,774)
Diluted	$(10,319)	$(20,774)

Weighted average common and common equivalent shares:
Basic	121,380,553	118,946,297
Diluted	121,380,553	118,946,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2013	2012

Net loss	$(10,319)	$(20,774)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain on marketable securities	64	113
Total comprehensive loss	$(10,255)	$(20,661)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,319)	$(20,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	2,708	2,088
Stock-based compensation expense	7,146	7,449
Amortization of discounts and premiums on investments	1,258	1,582
Non-cash loss on overallotment option and amortization of deferred debt issuance costs	240	240
Allowance for doubtful accounts	42	29
Changes in assets and liabilities:
Accounts receivable	6,213	(838)
Inventories	1,779	(9,419)
Deferred cost of technology revenues	(4,368)	(862)
Prepaid expenses and other	(1,184)	(1,835)
Accounts payable	2,042	(7,503)
Accrued liabilities	(14,480)	(3,970)
Deferred revenue	(15,152)	(10,325)
Deferred rent and other long-term liabilities	(42)	134
Net cash used in operating activities	$(24,117)	$(44,004)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(120,614)	(117,066)
Sales or maturities of short-term investments	120,929	122,922
Acquisition of property and equipment	(1,216)	(1,592)
Net cash provided by (used in) investing activities	$(901)	$4,264
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	1,317	2,741
Treasury stock - repurchase of stock	(30,737)	(6,949)
Net cash used in financing activities	$(29,420)	$(4,208)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(54,438)	$(43,948)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	157,104	169,555
Balance at end of period	$102,666	$125,607

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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. The Company remains cautious about its ability to grow or even slow the decline its TiVo-Owned subscription base.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2013 and January 31, 2013 and the results of operations and the statement of other comprehensive loss for the three months ended April 30, 2013 and 2012 and condensed consolidated statements of cash flows for the three month periods ended April 30, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2013. Operating results for the three month period ended April 30, 2013 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2014 or any other periods.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standard Board's, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated other Comprehensive Income (AOCI). This new guidance requires entities to present (either on the face of the statement of operations or in the notes) the effects on the line items of the statement of operations for amounts reclassified out of AOCI. The new guidance became effective for TiVo during the quarter ended April 30, 2013. There was no material impact on the Company's financial statements as a result of this new guidance as there were no significant reclassifications out of AOCI for the three month period ended April 30, 2013 and 2012.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	April 30, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$11,732	$20,005
Cash equivalents:
Commercial paper	64,354	99,040
Certificates of deposit	—	2,024
Money market funds	21,755	36,035
Corporate debt securities	4,825	—
Total cash and cash equivalents	102,666	157,104
Marketable securities:
Certificates of deposit	18,520	27,961
Commercial paper	90,342	128,023
Corporate debt securities	235,990	193,932
U.S. agency securities	37,039	37,109
U.S. Treasury securities	40,232	40,286
Foreign government securities	9,389	9,555
Variable-rate demand notes	410	410
Asset and mortgage-backed securities	20,254	16,816
Municipal bonds	16,035	16,044
Current marketable debt securities	468,211	470,136
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities and other investment securities	$571,127	$627,490
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	April 30, 2013	January 31, 2013
	(in thousands)
Due within 1 year	$382,089	$365,386
Due within 1 year through 5 years	85,712	104,340
Due within 5 years through 10 years	—	—
Due after 10 years	410	410
Total	$468,211	$470,136
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of April 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$18,520	$—	$—	$18,520
Commercial paper	90,289	57	(4)	90,342
Corporate debt securities	235,798	215	(23)	235,990
U.S. agency securities	37,017	22	—	37,039
U.S. Treasury securities	40,202	30	—	40,232
Foreign government securities	9,417	—	(28)	9,389
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	20,251	11	(8)	20,254
Municipal bonds	16,025	10	—	16,035
Total	$467,929	$345	$(63)	$468,211

	As of January 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,961	$—	$—	$27,961
Commercial paper	127,967	65	(9)	128,023
Corporate debt securities	193,834	147	(49)	193,932
U.S. agency securities	37,081	28	—	37,109
U.S. Treasury securities	40,266	20	—	40,286
Foreign government securities	9,573	—	(18)	9,555
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	16,804	12	—	16,816
Municipal bonds	16,025	19	—	16,044
Total	$469,921	$291	$(76)	$470,136
None of these investments were in a loss position for greater than twelve months as of April 30, 2013 and January 31, 2013.
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
Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. We have financial liabilities for which we are obligated to repay the carry value, unless the holder agrees to a lesser amount. These financial liabilities include our convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at April 30, 2013 and January 31, 2013 was $172.5 million (for both periods) and the fair value was $226.9 million and $241.6 million, based on the bond's quoted market price as of April 30, 2013 and January 31, 2013, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of April 30, 2013 and January 31, 2013:

	As of April 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$64,354	$—	$64,354	$—
Money market funds	21,755	21,755	—	—
Corporate debt securities	4,825	—	4,825	—
Short-term investments:
Certificates of deposit	18,520	18,520	—	—
Commercial paper	90,342	—	90,342	—
Corporate debt securities	235,990	—	235,990	—
U.S. agency securities	37,039	—	37,039	—
U.S. Treasury securities	40,232	40,232	—	—
Foreign government securities	9,389	—	9,389	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	20,254	—	20,254	—
Municipal bonds	16,035	—	16,035	—
Total	$559,145	$80,507	$478,638	$—

	As of January 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$99,040	$—	$99,040	$—
Certificate of deposit	2,024	2,024	—	—
Money market funds	36,035	36,035	—	—
Short-term investments:
Certificates of deposit	27,961	27,961	—	—
Commercial paper	128,023	—	128,023	—
Corporate debt securities	193,932	—	193,932	—
U.S. agency securities	37,109	—	37,109	—
U.S. Treasury securities	40,286	40,286	—	—
Foreign government securities	9,555	—	9,555	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	16,816	—	16,816	—
Municipal bonds	16,044	—	16,044	—
Total	$607,235	$106,306	$500,929	$—

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
Level 3 Measurements
As of April 30, 2013, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of April 30, 2013. No events or circumstances indicating a potential impairment were identified as of April 30, 2013.
5. INVENTORY
Inventory was as follows:

	As of
	April 30, 2013	January 31, 2013
	( in thousands)
Raw Materials	$2,646	$3,423
Finished Goods	10,075	11,077
Total Inventory	$12,721	$14,500
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of April 30, 2013 and January 31, 2013, the accrued warranty reserve was $570,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of April 30, 2013, the extended warranty deferred revenue and cost was $846,000 and $260,000, respectively. As of January 31, 2013, the extended warranty deferred revenue and cost was $875,000 and $269,000, respectively.
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
Legal Matters
Intellectual Property Litigation.
On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation, a subsidiary of Motorola, filed a complaint against TiVo in the United States District Court for the Eastern District of Texas seeking declaratory judgment of non-infringement and invalidity of two of the patents the Company asserted against Verizon in its August 26, 2009 complaint. Additionally, Motorola alleged infringement of U.S. Patent Nos.: 6,304,714 (“In Home Digital Video Unit with Combined Archival Storage and High-Access Storage”); 5,949,948 (“Method and Apparatus for Implementing Playback Features for Compressed Video”); and 6,356,708 (“Method and Apparatus for Implementing Playback Features for Compressed Video”). Motorola seeks, among other things, damages and a permanent injunction. On April 18, 2011, the Company served its answer to the complaint and counterclaimed, seeking a declaration that it does not infringe and the patents are invalid. On April 20, 2011, Motorola answered TiVo's counterclaims. On March 26, 2012, TiVo filed an answer to Motorola's complaint and counterclaims alleging that Motorola and Time Warner Cable infringe U.S. Patent Nos. 6,233,389, 7,529,465, and 6,792,195. On April 12, 2012, Motorola filed a motion to dismiss and strike certain of TiVo's counterclaims. On April 30, 2012, Motorola filed additional causes of action claiming that Motorola co-invented and jointly owns the '389 patent. On May 17, 2012, TiVo filed a motion to dismiss and strike certain of Motorola's claims. On May 17, 2012, Time Warner Cable filed a motion to dismiss TiVo's claims against it for failure to state a claim. On June 20, 2012, Time Warner Cable moved to sever and stay TiVo's claims against it. On July 18, 2012, the Court issued an order denying Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Motorola products sold by Time Warner Cable, and granted Time Warner Cable's motion to sever and stay TiVo's claims against it with respect to Cisco products sold by Time Warner Cable, ordering that Time Warner Cable be added as a party to the TiVo v. Cisco action, discussed below. A pre-trial hearing was held in the Motorola v. TiVo case on April 23, 2013. A second pre-trial hearing is scheduled for June 5, 2013. Jury selection for trial is scheduled to begin June 10, 2013. The Company expects to incur material expenses in connection with this lawsuit, and in the event it were to lose, it could be forced to pay damages for infringement, to license technology to or from Motorola on unfavorable terms, and it could be subject to an injunction preventing it from infringing Motorola's technology or otherwise affecting its business, and in any such case, the Company's business would be harmed. The Company has determined a potential loss is reasonably possible as it is defined by FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
On June 4, 2012, TiVo filed a complaint against Cisco Systems, Inc. in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent Nos. 6,233,389, 7,529,465, 7,493,015, and 6,792,195. The complaint seeks, among other things, damages for past infringement and a permanent injunction. On June 21, 2012, Cisco moved to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action, discussed above. On June 29, 2012, Cisco answered TiVo's complaint. On July 17, 2012, the Court scheduled a status conference for August 29, 2012. On July 18, 2012, the Court issued an order in the Motorola v. TiVo action, discussed above, in connection with Time Warner Cable's motion to sever and stay TiVo's claims against it, that Time Warner Cable be added as a party to this action. On August 13, 2012, the Court denied Cisco's motion to dismiss, stay, and/or transfer this action to the Cisco v. TiVo action. On September 19, 2012, TiVo filed a motion to consolidate this action with the Motorola v. TiVo action, discussed above, for pretrial purposes. On October 22, 2012, the Court issued an order denying TiVo's motion to consolidate. On April 1, 2013, the court for the Eastern District of Texas entered an amended docket control order in the Cisco case scheduling, among other things, a claim construction hearing for July 31, 2013 and Jury selection for March 3, 2014. On April 23, 2013, Cisco filed a motion for leave to file an amended answer asserting that TiVo infringes U.S. Patent Nos. 7,505,592 B2 (entitled “Apparatus for Entitling and Transmitting Service Instances to Remote Client Devices”); 7,409,140 B2 (entitled “Channel Buffering and Display Management System for Multi-Tuner Set-Top Box”); and 7,512,315 B2 (entitled “Managing Time Shift Buffers”). On May 17, 2013, the court denied Cisco's motion for leave to file an amended answer.
On October 6, 2011, Digital CBT filed a complaint against TiVo in the District of Delaware (“First Action”) alleging infringement of U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System"). Digital CBT sought an injunction and unspecified damages. On March 22, 2012, Digital CBT dismissed the Delaware complaint and filed a substantially identical complaint in the Central District of California (“Second Action”). On July 18, 2012, Digital CBT informed the Company of a potential standing issue with the March 22, 2012 complaint because it appeared that Digital CBT did not have the necessary rights to assert infringement of the '173 patent against the Company. On July 24, 2012, the Company filed a complaint against Digital CBT in the Northern District of California (“Third Action”) requesting declaratory judgment that U.S. Patent No. 5,805,173 ("System and Method for Capturing and Transferring Selected Portions of a Video Stream in a Computer System") is invalid and not infringed. On July 26, 2012, Digital CBT claimed to have corrected its standing problem and filed a complaint against TiVo (“Fourth Action”), substantially identical to its March 22, 2012 complaint against the Company, in the Central District of California. On July 30, 2012, Digital CBT filed a motion to dismiss its own Second Action, which TiVo did not oppose, and on August 29, 2012 the Court dismissed the Second Action. On September 17, 2012, Digital CBT filed a motion to dismiss or alternatively to transfer the Third Action to the Central District of California. On October 29, 2012 the Court transferred the Third Action to the Central District of California, where the Fourth Action is pending and where Digital CBT has a case involving the same patent pending against AT&T. On October 31, 2012 TiVo filed its answer and counterclaims in the Fourth Action. On April 5, 2013, the United States District Court for the Central District of California Southern Division entered an order in the Digital CBT v. TiVo case scheduling, among other things, the completion of discovery by April 18, 2014 and jury trial to begin on July 29, 2014. The Company may incur material expenses in connection with these litigations and in the event there is an adverse outcome, the Company's business could be harmed. The Company has determined a potential loss is reasonably possible as it is defined by the FASB's ASC 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of April 30, 2013, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $3.5 million for an unfavorable arbitration award, including accrued interest, decided last fiscal year related to a contractual dispute that the Company is currently appealing. The Company expenses legal costs as they are incurred.
7. NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net loss per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities is the diluted effect of the convertible senior notes which is calculated using the if-converted method.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2013	2012
	(loss in thousands)
Numerator:
Net loss	$(10,319)	$(20,774)
Interest on dilutive notes	—	—
Net loss for purpose of computing net loss per diluted share	(10,319)	(20,774)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	121,380,553	118,946,297
Weighted average effect of dilutive securities:
Stock options and restricted stock	—	—
Convertible senior notes	—	—
Denominator for diluted net loss per common share	121,380,553	118,946,297
Basic net loss per common share	$(0.09)	$(0.17)
Diluted net loss per common share	$(0.09)	$(0.17)
The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share in the three months ended April 30, 2013 and 2012 per share do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2013	2012
Unvested restricted stock	5,243,472	5,380,028
Options to purchase common stock	8,571,860	10,886,047
Potential shares to be issued from employee stock purchase plan	416,423	380,111
Convertible senior notes	15,462,193	15,462,193
Total	29,693,948	32,108,379

8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2013 and 2012, respectively is as follows:

	Three Months Ended April 30,
	2013	2012
	(In thousands)
Cost of service revenues	$396	$219
Cost of technology revenues	262	349
Cost of hardware revenues	83	69
Research and development	2,912	3,376
Sales and marketing	1,085	606
General and administrative	2,408	2,830
Change in capitalized deferred cost of technology revenues	397	136
Stock-based compensation before income taxes	$7,543	$7,585
Income tax benefit	—	—
Total stock-based compensation	$7,543	$7,585

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 15, 2013, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 15, 2013 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of software and service technology that enables distribution of video content on DVRs, non-DVR set-top boxes ("STBs") and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television. We offer a full whole-home solution that includes 4-Tuner DVRs/gateways, IP STBs, and streaming to mobile and tablet devices with features such as What to Watch Now®, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), the ability to transfer content between our STBs and to other consumer electronics devices, access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones (such as iPads, iPhones, and Android phones and tablets). As of April 30, 2013, there were approximately 3.4 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service on MSO provisioned STBs through agreements with leading satellite and cable television service providers and broadcasters. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
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
The Company is focused on enhancing long term shareholder value, and will continue to evaluate opportunities to grow its business organically and/or through acquisition.  In addition, the Board will continue to consider future increased share repurchases as part of the Company's overall capital allocation strategy.

We have engaged and continue to engage in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling over $1 billion from intellectual property litigation. We currently have additional intellectual property litigation pending against Motorola, Cisco, and Time Warner Cable.
Executive Overview
Fiscal year 2014
In the remainder of the fiscal year ending January 31, 2014, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of new products, as well as our mass distribution partnerships both in the U.S. and internationally. We expect the growth trend in our MSO subscription base to continue in fiscal year 2014 with the continued contributions from current deployments and the expected future deployment of additional distribution deals. However, this growth in our installed base of MSO subscriptions will likely be slightly offset by further declines in our TiVo-Owned subscription base.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2014 to continue to be significant but to be at lower levels than compared to the fiscal year ended January 31, 2013 as we continue to launch and pursue new product developments such as the continued development of whole-home and multi-screen offerings which include IP-delivery to thin-client set-top boxes (STBs) and solutions that extend the TiVo experience to personal computers, tablets, and mobile devices, and increasing our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. As a result, we expect to continue to incur litigation expenses for our ongoing patent infringement lawsuits, which include litigation with Motorola Mobility and Cisco.
•We expect to continue our development efforts under our existing MSO deployment agreements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but such development costs are recoverable through future guaranteed service fees from these MSOs, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of April 30, 2013 we have deferred costs of approximately $35.5 million related to development work, largely related to Virgin Media ("Virgin"), Cableuropa S.A.U. ("ONO”), and Charter Communication Operating ("Charter"). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription ("ARPU") for MSOs until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. While we have contractual commitments in excess of deferred costs, we face the risk of unexpected losses if we were forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as DIRECTV, Virgin, ONO, RCN, Grande, GCI, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Apr 30 2013	Jan 31 2013	Oct 31 2012	Jul 31 2012	Apr 30 2012	Jan 31 2012	Oct 31 2011	Jul 31 2011
TiVo-Owned Subscription Gross Additions:	24	35	30	28	24	32	30	25
Subscription Net Additions/(Losses):
TiVo-Owned	(22)	(13)	(15)	(23)	(29)	(26)	(30)	(43)
MSOs	277	222	240	253	235	260	147	10
Total Subscription Net Additions/(Losses)	255	209	225	230	206	234	117	(33)
Cumulative Subscriptions:
TiVo-Owned	1,007	1,029	1,042	1,057	1,080	1,109	1,135	1,165
MSOs	2,397	2,120	1,898	1,658	1,405	1,170	910	763
Total Cumulative Subscriptions	3,404	3,149	2,940	2,715	2,485	2,279	2,045	1,928
Fully Amortized Active Lifetime Subscriptions	181	194	208	221	238	253	270	286
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	52%	53%	54%	54%	55%	55%	56%	57%

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
TiVo-Owned subscriptions declined by 22,000 subscriptions during the three months ended April 30, 2013, as compared to a decrease of 29,000 in the same prior year period. This improvement was primarily driven by lower churn. TiVo-Owned installed subscription base decreased to approximately 1.0 million subscriptions as of April 30, 2013 as compared to approximately 1.1 million as of April 30, 2012. We believe this decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we had TiVo-Owned subscription cancellations.
Our MSO installed subscription base increased by 277,000 subscriptions during the three months ended April 30, 2013, to approximately 2.4 million subscriptions as of April 30, 2013. The increase in cumulative MSO subscriptions of almost 1.0 million subscriptions as compared to the 1.4 million cumulative MSO subscriptions TiVo had as of April 30, 2012 is due to subscription growth from a variety of partners such as Virgin, RCN, Suddenlink, ONO, Grande, GCI, and others. We expect the growth to continue as additional distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
Average TiVo-Owned subscriptions	1,018	1,035	1,050	1,068	1,095	1,122	1,149	1,188
TiVo-Owned subscription cancellations	(46)	(48)	(45)	(51)	(53)	(58)	(60)	(68)
TiVo-Owned Churn Rate per month	(1.5)%	(1.5)%	(1.4)%	(1.6)%	(1.6)%	(1.7)%	(1.7)%	(1.9)%
TiVo-Owned Churn Rate per month was 1.5% and 1.6% for the quarters ended April 30, 2013 and 2012, respectively, as subscriptions associated with our high definition DVRs, which have a lower churn rate as compared to subscriptions associated with our older standard definition DVRs, become a larger part of the TiVo-Owned subscription base. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,859	$3,471	$1,560	$2,372	$1,257	$1,320	$2,398	$2,441
Hardware revenues	(20,786)	(23,129)	(21,072)	(11,129)	(13,261)	(16,428)	(12,970)	(11,580)
Less: MSOs-related hardware revenues	16,002	16,834	13,051	6,696	9,268	11,641	8,998	8,079
Cost of hardware revenues	18,496	21,847	23,434	14,431	18,471	20,368	16,817	13,401
Less: MSOs/Broadcasters-related cost of hardware revenues	(11,079)	(11,036)	(11,841)	(5,399)	(10,159)	(9,412)	(6,351)	(6,019)
Total Acquisition Costs	4,492	7,987	5,132	6,971	5,576	7,489	8,892	6,322
TiVo-Owned Subscription Gross Additions	24	35	30	28	24	32	30	25
Subscription Acquisition Costs (SAC)	$187	$228	$171	$249	$232	$234	$296	$253

	Twelve Months Ended
	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$9,262	$8,660	$6,509	$7,347	$7,416	$7,392	$8,286	$7,286
Hardware revenues	(76,116)	(68,591)	(61,890)	(53,788)	(54,239)	(47,893)	(45,901)	(42,463)
Less: MSOs'-related hardware revenues	52,583	45,849	40,656	36,603	37,986	31,483	24,273	18,691
Cost of hardware revenues	78,208	78,183	76,704	70,087	69,057	59,439	63,773	60,522
Less: MSOs'-related cost of hardware revenues	(39,355)	(38,435)	(36,811)	(31,321)	(31,941)	(23,577)	(17,463)	(13,730)
Total Acquisition Costs	24,582	25,666	25,168	28,928	28,279	26,844	32,968	30,306
TiVo-Owned Subscription Gross Additions	117	117	114	114	111	114	142	147
Subscription Acquisition Costs (SAC)	$210	$219	$221	$254	$255	$235	$232	$206

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
During the three months ended April 30, 2013, our total acquisition costs were $4.5 million, a decrease of $1.1 million, as compared to the same prior year period. This decrease was primarily due to lower hardware margin loss of $1.7 million which was largely driven by lower per unit hardware loss as a higher percentage of consumers purchased higher end units which have lower or no hardware subsidy and diminishing impact of higher hard disk prices resulting from flooding in Thailand. Additionally,this decrease in hardware gross margin loss was partially offset by increased sales and marketing subscription acquisition spending by $602,000 during the quarter ended April 30, 2013 as compared to the same prior year period. This decrease in total acquisition costs for the quarter resulted in a decrease in SAC of $45 for the three months ended April 30, 2013 as compared to the same prior year period.
During the twelve months ended April 30, 2013 our total acquisition costs were $24.6 million, a decrease of $3.7 million compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $1.8 million, as compared to the same prior year period. This increase was more than offset by a $5.5 million lower hardware gross margin loss as a higher percentage of consumers purchased higher end units which have lower or no hardware subsidy and diminishing impact of higher hard disk prices resulting from flooding in Thailand.

The decrease in SAC of $45 for the twelve months ended April 30, 2013 as compared to the same prior year period was largely a result of a decrease in total acquisition costs during the period.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. Investors should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSOs' ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our consolidated balance sheet until later when related revenues from service fees are received and are first recognized as technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed.
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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
	(In thousands, except ARPU)
Total Service revenues	34,062	35,574	35,228	32,302	30,621	31,578	32,413	34,016
Less: MSOs’-related service revenues	(8,083)	(8,374)	(7,719)	(5,502)	(4,086)	(4,622)	(4,237)	(4,530)
TiVo-Owned-related service revenues	25,979	27,200	27,509	26,800	26,535	26,956	28,176	29,486
Average TiVo-Owned revenues per month	8,660	9,067	9,170	8,933	8,845	8,985	9,392	9,829
Average TiVo-Owned subscriptions per month	1,018	1,035	1,050	1,068	1,095	1,122	1,149	1,188
TiVo-Owned ARPU per month	$8.51	$8.76	$8.73	$8.36	$8.08	$8.01	$8.17	$8.27
The increase in TiVo-Owned ARPU per month for the three months ended April 30, 2013 as compared to the same prior year period was due primarily to an increase in our audience research measurement revenues associated with our acquisition of TRA.
The decrease in TiVo-Owned ARPU per month for the three months ended April 30, 2013 as compared to the the quarter ended January 31, 2013 was due in part to lower audience research measurement revenues which fluctuate based on the timing and fulfillment of agreements. This decrease was combined with lower subscription revenues recognized in the quarter ended April 30, 2013 as compared to the quarter ended January 31, 2013. Subscription revenues are recognized based on a daily rate and the quarter ended April 30, 2013 has three fewer days that the quarter ended January 31, 2013.
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

	Three Months Ended
MSOs’ Average Revenue per Subscription	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011

Total Service revenues	34,062	35,574	35,228	32,302	30,621	31,578	32,413	34,016
Less: TiVo-Owned-related service revenues	(25,979)	(27,200)	(27,509)	(26,800)	(26,535)	(26,956)	(28,176)	(29,486)
MSOs’-related service revenues	8,083	8,374	7,719	5,502	4,086	4,622	4,237	4,530
Average MSOs’ revenues per month	2,694	2,791	2,573	1,834	1,362	1,541	1,412	1,510
Average MSOs’ subscriptions per month	2,261	2,011	1,771	1,539	1,283	1,049	828	753
MSOs’ ARPU per month	$1.19	$1.39	$1.45	$1.19	$1.06	$1.47	$1.71	$2.01

The MSOs’ ARPU per month for the three months ended April 30, 2013 increased by $0.13 per subscription to $1.19 per subscription, as compared to the same prior year period. This increase in MSOs' ARPU per month is due primarily to an increase in the service revenues recognized from our DIRECTV agreement. In the quarter ended April 30, 2012 a portion of the DIRECTV revenues was allocated to technology revenues to support the costs of engineering project work that was done to support the DIRECTV TiVo product. This increase was partially offset by the fact that subscription additions from some newly launched deployment agreements, including Virgin, which is a primary driver of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as the cost of development for certain MSO customers, including Virgin, have been deferred on our condensed consolidated balance sheet and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as Technology revenues has had the effect of lowering MSO ARPU per month over the last several quarters and we expect that our MSO ARPU per month will continue to be negatively impacted by the recovery of these previously incurred development costs during fiscal 2014. Additionally, our MSO ARPU per month is positively impacted by the fact that DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) is being spread over a declining DIRECTV subscription base.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. During the three months ended April 30, 2013 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standard Board's, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated other Comprehensive Income (AOCI). This new guidance requires entities to present (either on the face of the statement of operations or in the notes) the effects on the line items of the statement of operations for amounts reclassified out of AOCI. The new guidance became effective for TiVo during the quarter ended April 30, 2013. There was no material impact on the Company's financial statements as a result of this new guidance as there were no significant reclassifications out of AOCI for the three month period ended April 30, 2013 and 2012.
Results of Operations
Net Revenues.

Our net revenues for the three months ended April 30, 2013 and 2012 as a percentage of total net revenues were as follows:

	Three Months Ended April 30, 2013
	2013		2012
	(In thousands, except percentages)
Service revenues	$34,062	41%	$30,621	45%
Technology revenues	$27,725	34%	$23,887	35%
Hardware revenues	$20,786	25%	$13,261	20%
Net revenues	$82,573	100%	$67,769	100%
Change from same prior year period	22%		48%
Service Revenues. The increase in Service revenues of $3.4 million in the three months ended April 30, 2013, as compared to the same prior year period was largely related to our increase in MSO related service revenues related to the increased subscription base and a transition of increased DIRECTV minimums into service revenues as well as an increase in audience research measurement revenues from our recent acquisition of TRA.
Technology Revenues. Technology revenues for the three months ended April 30, 2013 increased by $3.8 million, as compared to the same prior year period primarily due to our intellectual property agreement with Verizon which generated $6.2 million in revenue for the three months ended April 30, 2013. This increase was offset by a decrease of $3.1 million in revenue related to the timing of revenue recognition related to various technology related projects. The three months ended April 30, 2012 did not include any Verizon related technology revenues, as the Verizon agreement was signed during the quarter ended October 31, 2012.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2013 increased by $7.5 million to $20.8 million from $13.3 million, as compared to the same prior year period. This increase in net hardware revenues is largely related to increased hardware units sold to our MSO partners as well as a higher average selling price from increased retail pricing and a mix shift to 4-tuner boxes, as compared to the same prior year period.
Cost of service revenues.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
Cost of service revenues	$10,805	$8,379
Change from same prior year period	29%	(5)%
Percentage of service revenues	32%	27%
Service gross margin	$23,257	$22,242
Service gross margin as a percentage of service revenues	68%	73%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues increased by $2.4 million for the three months ended April 30, 2013, as compared to the same prior year period. This increase in cost of service revenues is largely related to the costs associated with audience measurement research following the acquisition of TRA.
Cost of technology revenues.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
Cost of technology revenues	$3,711	$6,286
Change from same prior year period	(41)%	(10)%
Percentage of technology revenues	13%	26%
Technology gross margin	$24,014	$17,601
Technology gross margin as a percentage of technology revenues	87%	74%

Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues decreased by $2.6 million for the three months ended April 30, 2013, as compared to the same prior year period.
The decrease of $2.6 million in cost of technology revenues in the three months ended April 30, 2013 was related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the quarter.
The increase in technology gross margin for the three months ended April 30, 2013 as compared to the same prior year period is primarily due to the revenue recognized from our DISH, AT&T, and Verizon agreements as there are very little costs associated with these arrangements. Most of our newer deployment arrangements are accounted for under a zero margin method meaning that we recognize an equal amount of technology revenues during the development period and also during the post-launch period equal to the amount of development costs recognized in each period until all deferred development costs are recovered.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $35.5 million related to development work, largely related to Virgin, ONO, Com Hem, Suddenlink, and Charter, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at April 30, 2013. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three months ended April 30,
	2013	2012
	(In thousands, except percentages)
Cost of hardware revenues	$18,496	$18,471
Change from same prior year period	—%	109%
Percentage of hardware revenues	89%	139%
Hardware gross margin (loss)	$2,290	$(5,210)
Hardware gross margin as a percentage of hardware revenue	11%	(39)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from these hardware sales. Our cost of hardware sales for the three months ended April 30, 2013 remained relatively flat as compared to the same prior year period. During three months ended April 30, 2013 we sold a larger volume of products sold to our MSO customers as compared to the same prior year period. During the three months ended April 30, 2012 we recorded an inventory impairment charge of $2.0 million and our hard disk costs were still being impacted by the the shortages that resulted from the flooding in Thailand. In the three months ended April 30, 2013 we benefited from utilization of inventory that was impaired during the fiscal year ended January 31, 2013. We do not expect further significant benefit from utilization of previously impaired inventory going forward. Additionally, the hard disk pricing has returned to price levels consistent with the pricing prior to the floods in Thailand.

Hardware gross margin (loss) for the three months ended April 30, 2013 improved by $7.5 million as compared to the same prior year period largely due to more DVR units sold during the quarter at a higher average selling price per unit in our retail channel which had a lower or no hardware subsidy. Additionally, during the three months ended April 30, 2012 we recorded an inventory impairment charge of $2.0 million. In the three months ended April 30, 2013 we benefited from utilization of some of the previously impaired inventory.
Research and development expenses.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
Research and development expenses	$26,462	$30,560
Change from same prior year period	(13)%	12%
Percentage of net revenues	32%	45%

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
The decrease in research and development expenses of $4.1 million for the three months ended April 30, 2013, as compared to the same prior year period was largely related to decreased headcount and headcount related costs associated with a reduction in research and development headcount as we completed our project to develop a common software code base across both our retail and MSO product lines and automated several testing processes.
Sales and marketing expenses.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
Sales and marketing expenses	$8,507	$6,224
Change from same prior year period	37%	(2)%
Percentage of net revenues	10%	9%
Sales and marketing expenses consist primarily of employee salaries and related expenses. Sales and marketing expenses for the three months ended April 30, 2013 increased by $2.3 million as compared to the same prior year period. This increase is largely related to the additional headcount and sales related activities of which a portion is associated with our TRA acquisition.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,859	$1,257
Change from same prior year period	48%	2%
Percentage of net revenues	2%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three months ended April 30, 2013 increased by $602,000 as compared to the same prior year period, due to increased advertising spending during the quarter. We expect these costs in aggregate to increase in the fiscal year ending January 31, 2014 as compared to the fiscal year ended January 31, 2013. However, we plan to manage spending to optimize the per subscription impact to our subscription acquisition cost metric.
General and administrative expenses.

	Three Months Ended April 30,
	2013	2012
	(In thousands, except percentages)
General and administrative	$21,786	$16,166
Change from same prior year period	35%	(28)%
Percentage of net revenues	26%	24%
Litigation expense (included in total general and administrative costs above)	$10,878	$5,422
Change from same prior year period	101%	(35)%
Percentage of net revenues	13%	8%
General and administrative, net of litigation expense	$10,908	$10,744
Change from same prior year period	2%	(24)%
Percentage of net revenues	13%	16%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, facility costs, and legal and professional fees. During the three months ended April 30, 2013, general and administrative expenses increased by $5.6 million, as compared to the same prior year period. This increase was primarily related to increased litigation expenses of $5.5 million largely related to our patent enforcement cases. We anticipate our general and administrative expenses to increase in the remainder of the fiscal year due to increased non-cash stock compensation expenses primarily related to our fiscal year 2014 employee stock grants.
Interest income. Interest income for the three months ended April 30, 2013 was relatively flat as compared to the same prior year period.
Interest expense and other. Interest expense and other income for the three months ended April 30, 2013 was relatively flat as compared to the same prior year period and consists primarily of interest expense associated with our convertible senior notes.
Provision for income taxes. Income tax provision for the three months ended April 30, 2013 was relatively flat as compared to the same prior year period.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of April 30, 2013, we had $570.9 million of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.

We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net cash used by operating activities	$(24,117)	(44,004)
Net cash provided by (used in) investing activities	$(901)	$4,264
Net cash used in financing activities	$(29,420)	$(4,208)
Net Cash Used by Operating Activities
During the three months ended April 30, 2013 our net cash used by operating activities was $24.1 million as compared to net cash used by operating activities of $44.0 million during the same prior year period. This improvement of of $19.9 million in operating cash flow as compared to the same prior year period was largely related to a decrease in our net loss of $10.5 million. Additionally, we had lower inventory spending of $11.2 million and improved cash receipts for accounts receivables collections of $7.1 million as compared to the same prior year period. These improvements were partially offset by decreased cash received for deferred revenues of $4.8 million and increased spending related to deferred costs of NRE projects of $3.5 million, as compared to the same prior year period.
Net Cash Provided by (Used in) Investing Activities
The net cash used in investing activities for the three months ended April 30, 2013 was approximately $901,000 compared to net cash provided by investing activities of $4.3 million for the same prior year period.
The net cash used in investing activities for the three months ended April 30, 2013 was largely related to TiVo’s acquisitions of property and equipment which was used to support our business.
The net cash provided by investing activities for the three months ended April 30, 2012 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in cash and cash equivalents of $5.9 million (this resulted in a corresponding decrease in short-term investments of $5.9 million). These increases in cash during the three months ended April 30, 2012, were offset by usages of cash for acquired property and equipment of $1.6 million which was used to support our business.
Net Cash Used in Financing Activities
The net cash used in financing activities for the three months ended April 30, 2013 was approximately $29.4 million as compared to net used by financing activities of $4.2 million for the same prior year period.
For the three months ended April 30, 2013 the principal uses of cash for financing activities was related to repurchase of TiVo stock pursuant to a 10B5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $30.7 million offset by the issuance of common stock upon exercise of stock options which generated $1.3 million.
For the three months ended April 30, 2012 the principal sources of use for financing activities was related to the repurchase of $6.9 million in restricted stock to satisfy employee tax withholdings on stock-based awards. This usage was partially offset by cash generated from the issuance of common stock upon exercise of stock options which generated $2.7 million.
Financing Agreements
Share Repurchases. On August 11, 2011, the Company's board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011. As of April 30, 2013 we had purchased 3,273,795 shares of common stock under this program at a weighted average price of $10.32 per share for an aggregate purchase price of $33.8 million and the remaining authorized amount for stock repurchases under this program was $66.2 million with a termination date of August 29, 2013.

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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations	20,604	6,900	13,704	—	—
Operating leases	11,457	3,450	5,969	2,038	—
Purchase obligations	30,905	30,905	—	—	—
Total contractual cash obligations	$235,466	$41,255	$192,173	$2,038	$—
Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or to establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory.
As of April 30, 2013, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $313,000, which are classified as long-term liabilities in the condensed consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign government securities. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2013 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2013 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2013, and subsequent reports on Form 8-K.
If the Federal Communications Commission were to cease requiring cable operators to support and provide CableCARDs to consumers or there is increased use of switched digital video technologies to transmit television programs by cable operators (also known as switched digital) in the future, the competitiveness of our current retail products could be reduced in which case our business would be harmed.
We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. These DVRs presently are limited to using CableCARDs  to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Without CableCARDs, there presently is no alternative way to sell a retail cable product that works across cable systems nationwide.  If the Federal Communications Commission were to cease requiring cable operators to support and provide CableCARDs to consumers without specifying a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell our current retail products, may be unable to create future retail products, and our business would be harmed.
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
Uncertainty in the marketplace regarding the use of data from our subscribers could reduce demand for the TiVo service and result in increased expenses. Consumers may be concerned about the use of viewing information gathered by the TiVo service and the DVR. Currently, we gather anonymous information about our customers' viewing choices while using the TiVo service, unless a customer affirmatively consents to the collection of personally identifiable viewing information. This anonymous viewing information does not identify the individual customer. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services. Changes in our privacy policy could reduce demand for the TiVo service, increase the cost of doing business as a result of privacy related litigation costs or increased service delivery costs, or otherwise harm our reputation and business.
The DVR collects and stores viewer preferences and other data that many of our customers consider confidential. If our technological security measures are compromised, our customers may curtail or stop use of our products and services. The TiVo service and TiVo products such as DVRs may contain the private information of our customers, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all services that connect with the internet, our service, including our website, is vulnerable to break-ins, attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or shutdowns of our service, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in service and website performance or availability problems, the complete shutdown of our service or website, or the loss or unauthorized disclosure of confidential information, our customers may lose trust and confidence in us, and decrease or discontinue their use of our service. Further, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to our information or our customers' information. It is also possible that one of our employees who has access to our information or our customer's information as part of his or her employment or who could attempt to gain unauthorized access to our information or our customer's information and use it in violation of our internal policies and procedures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, we may be unable to proactively address these techniques or to implement adequate preventative measures from either external or internal threats. We may be required to make significant expenditures to protect against security breaches or to remedy problems caused by any breaches. Additionally, the laws governing such data are constantly changing and evolving and we must comply with these laws or our business, including our reputation, brand and financial results will be harmed. Failure to protect our information and our customer's information from external or internal threats could negatively impact our ability to attract new customers, cause existing customers to cancel their subscriptions, cause commercial partners to cease doing business with us, subject us to third-party lawsuits, regulatory fines or other actions or liabilities, thereby harming our business and operating results.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
February 1, 2013 through February 28, 2013	324,597	(1)	$13.07	—	$86,279,939
March 1, 2013 through March 31, 2013	1,279,951	(2)	$12.41	809,716	$76,279,954
April 1, 2013 through April 30, 2013	956,086	(3)	$11.10	910,586	$66,205,651
(1) During the month of February 2013 TiVo acquired 324,597 shares at a weighted average price of $13.07 from employees upon the vesting of restricted stock.
(2) During the month of March 2013 TiVo acquired 470,235 shares at a weighted average price of $12.52 from employees upon the vesting of restricted stock.
(3) During the month of April 2013 TiVo acquired 45,500 shares at a weighted average price of $11.76 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program, that became effective on August 29, 2011 and expires on August 29, 2013. As of April 30, 2013, we had purchased 3,273,795 shares of common stock under this program at a weighted average price of $10.32 per share for an aggregate purchase price of $33.8 million and the remaining authorized amount for stock repurchases under this program was $66.2 million with a termination date of August 29, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Sixth Amendment to Lease Agreement, dated as of March 26, 2013, between Bixby Technology Center, LLC and TiVo Inc. (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated May 30, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 30, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated May 30, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 30, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	5/30/2013	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	5/30/2013	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	5/30/2013	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)