Form 10-Q
period 2013-07-31
TIVO INC
filed 2013-08-30
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 121,972,482 as of August 15, 2013.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2013

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, expectations of future revenues and profitability;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, and other alternative capital distribution activities;

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K and our subsequent quarterly report on Form 10-Q. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$451,414	$157,104
Short-term investments	582,350	470,136
Accounts receivable, net of allowance for doubtful accounts of $354 and $362, respectively	38,052	40,102
Inventories	12,649	14,500
Deferred cost of technology revenues, current	9,386	14,713
Deferred tax asset, current	102,351	—
Prepaid expenses and other, current	11,896	9,168
Total current assets	1,208,098	705,723
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $50,248 and $51,012, respectively	10,301	10,300
Developed technology and intangible assets, net of accumulated amortization of $23,842 and $21,323, respectively	13,567	16,086
Deferred cost of technology revenues, long-term	21,362	16,011
Deferred tax asset, long-term	67,013	—
Goodwill	12,266	12,266
Prepaid expenses and other, long-term	2,829	3,267
Total long-term assets	127,338	57,930
Total assets	$1,335,436	$763,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$26,910	$24,492
Accrued liabilities	43,623	50,043
Deferred revenue, current	172,157	103,505
Total current liabilities	242,690	178,040
LONG-TERM LIABILITIES
Deferred revenue, long-term	385,389	71,823
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	410	526
Total long-term liabilities	558,299	244,849
Total liabilities	800,989	422,889
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 133,919,392 and 129,545,267, respectively, and outstanding shares are 122,003,944 and 125,622,357, respectively	134	129
Treasury stock, at cost: 11,915,448 shares and 3,922,910 shares, respectively	(128,850)	(37,791)
Additional paid-in capital	1,086,794	1,060,532
Accumulated deficit	(423,709)	(682,328)
Accumulated other comprehensive income	78	222
Total stockholders’ equity	534,447	340,764
Total liabilities and stockholders’ equity	$1,335,436	$763,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues
Service revenues	34,930	32,302	68,992	62,923
Technology revenues	42,056	21,825	69,781	45,712
Hardware revenues	23,104	11,129	43,890	24,390
Net revenues	100,090	65,256	182,663	133,025
Cost of revenues
Cost of service revenues	11,408	8,871	22,213	17,250
Cost of technology revenues	11,867	3,792	15,578	10,078
Cost of hardware revenues	21,957	14,431	40,453	32,902
Total cost of revenues	45,232	27,094	78,244	60,230
Gross margin	54,858	38,162	104,419	72,795
Research and development	26,305	29,652	52,767	60,212
Sales and marketing	9,069	7,243	17,576	13,467
Sales and marketing, subscription acquisition costs	1,996	2,372	3,855	3,629
General and administrative	23,225	25,429	45,011	41,595
Litigation proceeds	(108,102)	—	(108,102)	—
Total operating (income) expenses	(47,507)	64,696	11,107	118,903
Income (loss) from operations	102,365	(26,534)	93,312	(46,108)
Interest income	1,499	852	2,322	1,760
Interest expense and other income (expense), net	(1,965)	(1,966)	(3,939)	(3,948)
Income (loss) before income taxes	101,899	(27,648)	91,695	(48,296)
Benefit (provision) for income taxes	167,039	(93)	166,924	(219)
Net income (loss)	$268,938	$(27,741)	$258,619	$(48,515)

Net income (loss) per common share
Basic	$2.27	$(0.23)	$2.16	$(0.41)
Diluted	$1.96	$(0.23)	$1.86	$(0.41)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$268,938	$(27,741)	$258,619	$(48,515)
Diluted	$270,190	$(27,741)	$261,123	$(48,515)

Weighted average common and common equivalent shares:
Basic	118,601,346	119,137,118	119,990,949	119,041,708
Diluted	137,992,699	119,137,118	140,043,209	119,041,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Net income (loss)	$268,938	$(27,741)	$258,619	$(48,515)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(208)	21	(144)	134
Total comprehensive income (loss)	$268,730	$(27,720)	$258,475	$(48,381)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$258,619	$(48,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	5,320	4,158
Stock-based compensation expense	17,610	16,145
Amortization of discounts and premiums on investments	2,766	3,053
Deferred income taxes	(169,364)	—
Non-cash loss on overallotment option and amortization of deferred debt issuance costs	480	481
Excess tax benefits from employee stock-based compensation	(498)	—
Allowance for doubtful accounts	88	77
Changes in assets and liabilities:
Accounts receivable	1,962	(734)
Inventories	1,851	(7,658)
Deferred cost of technology revenues	230	(1,354)
Prepaid expenses and other	(1,584)	651
Accounts payable	2,685	(13,191)
Accrued liabilities	(5,805)	(8,643)
Deferred revenue	382,218	11,555
Deferred rent and other long-term liabilities	(116)	80
Net cash provided by (used in) operating activities	$496,462	$(43,895)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(381,162)	(229,764)
Sales or maturities of short-term investments	264,852	255,573
Acquisition of business, net of cash and cash equivalents acquired	—	(17,579)
Acquisition of property and equipment	(3,069)	(3,239)
Net cash provided by (used in) investing activities	$(119,379)	$4,991
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	3,997	3,368
Proceeds from issuance of common stock related to employee stock purchase plan	3,791	3,741
Excess tax benefits from employee stock-based compensation	498	—
Treasury stock - repurchase of stock	(91,059)	(15,246)
Net cash used in financing activities	$(82,773)	$(8,137)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$294,310	$(47,041)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	157,104	169,555
Balance at end of period	$451,414	$122,514

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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; uncertainty of future profitability; the dependence on third parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season. The Company remains cautious about its ability to grow or even slow the decline in its TiVo-Owned subscription base.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2013 and January 31, 2013 and the results of operations and the statement of other comprehensive income (loss) for the three and six months ended July 31, 2013 and 2012 and condensed consolidated statements of cash flows for the six month periods ended July 31, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2013. Operating results for the three and six month periods ended July 31, 2013 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2014 or any other periods.
Deferred Tax Assets
We make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. From time-to-time, we evaluate the expected realization of our deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income and estimates of future income. Our estimates of future income include our internal projections and various internal estimates and certain external sources which we believe to be reasonable but that are unpredictable and inherently uncertain. We also consider the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted and the type of deferred tax assets and liabilities. In assessing whether a valuation allowance needs to be established or released, we use judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence. Recent historical income or loss and future projected operational results have the most influence on our determinations of whether a deferred tax valuation allowance is required or not.

Our other critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements are set out under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment as of the fiscal quarter ending April 30, 2014. The Company does not believe that the impact of adopting this amendment will be significant.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	July 31, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$22,194	$20,005
Cash equivalents:
Commercial paper	60,552	99,040
Certificates of deposit	—	2,024
Money market funds	351,298	36,035
Corporate debt securities	14,370	—
Municipal bonds	3,000	—
Total cash and cash equivalents	$451,414	$157,104
Marketable securities:
Certificates of deposit	17,820	27,961
Commercial paper	124,678	128,023
Corporate debt securities	343,194	193,932
U.S. agency securities	20,024	37,109
U.S. Treasury securities	40,161	40,286
Foreign government securities	9,243	9,555
Variable-rate demand notes	350	410
Asset and mortgage-backed securities	21,984	16,816
Municipal bonds	4,896	16,044
Current marketable debt securities	582,350	470,136
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$1,034,014	$627,490
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including corporate and government bonds, asset and mortgage-backed securities, foreign government securities, government securities, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities
TiVo has an investment in a private company where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investment.

Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	July 31, 2013	January 31, 2013
	(in thousands)
Due within 1 year	$507,867	$365,386
Due within 1 year through 5 years	74,133	104,340
Due within 5 years through 10 years	—	—
Due after 10 years	350	410
Total	$582,350	$470,136
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$17,820	$—	$—	$17,820
Commercial paper	124,631	57	(10)	124,678
Corporate debt securities	343,194	156	(156)	343,194
U.S. agency securities	20,008	16	—	20,024
U.S. Treasury securities	40,137	24	—	40,161
Foreign government securities	9,256	—	(13)	9,243
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	22,003	1	(20)	21,984
Municipal bonds	4,875	21	—	4,896
Total	$582,274	$275	$(199)	$582,350

	As of January 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,961	$—	$—	$27,961
Commercial paper	127,967	65	(9)	128,023
Corporate debt securities	193,834	147	(49)	193,932
U.S. agency securities	37,081	28	—	37,109
U.S. Treasury securities	40,266	20	—	40,286
Foreign government securities	9,573	—	(18)	9,555
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	16,804	12	—	16,816
Municipal bonds	16,025	19	—	16,044
Total	$469,921	$291	$(76)	$470,136

None of these investments were in a loss position for greater than twelve months as of July 31, 2013 and January 31, 2013.
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
Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carry value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at July 31, 2013 and January 31, 2013 was $172.5 million (for both periods) and the fair value was $214.4 million and $241.6 million, based on the bond's quoted market price as of July 31, 2013 and January 31, 2013, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of July 31, 2013 and January 31, 2013:

	As of July 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$60,552	$—	$60,552	$—
Money market funds	351,298	351,298	—	—
Corporate debt securities	14,370	—	14,370	—
Municipal bonds	3,000	—	3,000	—
Short-term investments:
Certificates of deposit	17,820	17,820	—	—
Commercial paper	124,678	—	124,678	—
Corporate debt securities	343,194	—	343,194	—
U.S. agency securities	20,024	—	20,024	—
U.S. Treasury securities	40,161	40,161	—	—
Foreign government securities	9,243	—	9,243	—
Variable-rate demand notes	350	—	350	—
Asset and mortgage-backed securities	21,984	—	21,984	—
Municipal bonds	4,896	—	4,896	—
Total	$1,011,570	$409,279	$602,291	$—
	As of January 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$99,040	$—	$99,040	$—
Certificate of deposit	2,024	2,024	—	—
Money market funds	36,035	36,035	—	—
Short-term investments:
Certificates of deposit	27,961	27,961	—	—
Commercial paper	128,023	—	128,023	—
Corporate debt securities	193,932	—	193,932	—
U.S. agency securities	37,109	—	37,109	—
U.S. Treasury securities	40,286	40,286	—	—
Foreign government securities	9,555	—	9,555	—
Variable-rate demand notes	410	—	410	—
Asset and mortgage-backed securities	16,816	—	16,816	—
Municipal bonds	16,044	—	16,044	—
Total	$607,235	$106,306	$500,929	$—

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
Level 3 Measurements
As of July 31, 2013, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of July 31, 2013. No events or circumstances indicating a potential impairment were identified as of July 31, 2013.
5. INVENTORY
Inventory was as follows:

	As of
	July 31, 2013	January 31, 2013
	( in thousands)
Raw Materials	$1,036	$3,423
Finished Goods	11,613	11,077
Total Inventory	$12,649	$14,500
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. Additionally the Company offers its MSO's warranty terms between 1 and 3 years. As of July 31, 2013 and January 31, 2013, the accrued warranty reserve was $657,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of the extended warranties over the warranty period or until a warranty is redeemed. As of July 31, 2013, the extended warranty deferred revenue and cost was $805,000 and $247,000, respectively. As of January 31, 2013, the extended warranty deferred revenue and cost was $875,000 and $269,000, respectively.

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
Legal Matters
Intellectual Property Litigation.
Effective July 2, 2013, the Company entered into settlement and patent license agreements with ARRIS Group, Inc. (“Arris”) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (“Cisco”), and Google Inc. (“Google”) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including Time Warner Cable. There are two agreements: (1) one agreement between TiVo, Cisco and Google (the “Cisco & Google Agreement”), and (2) one agreement between TiVo and Arris (the "Arris Agreement").
Under the Cisco & Google Agreement and the Arris Agreement, the parties have agreed to settle and dismiss with prejudice (except with respect to patent invalidity claims, which are to be dismissed without prejudice) all outstanding litigation between them (as previously described in TiVo's periodic reports filed with the Securities and Exchange Commission).
Under the Cisco & Google Agreement:

•	TiVo was paid a single lump sum of $490.0 million upon the dismissal of the outstanding litigation (which included a dismissal without prejudice with respect to Time Warner Cable).

•
TiVo & Cisco and TiVo & Google granted each other licenses under all their patents to make, have made, use, sell, offer to sell and import products in the video field, subject to certain limitations and exclusions. The licenses granted by TiVo to Cisco and Google under U.S. Patent Nos. 6,233,389, 7,529,465, 6,792,195, and 7,493,015 (the “TiVo patents-in-suit”) and certain related patents are perpetual. The other licenses granted by TiVo to Google and from Google to TiVo will expire on July 31, 2018. The other licenses granted by TiVo to Cisco and from Cisco to TiVo will expire on July 2, 2023, when the agreement expires.

•
TiVo & Cisco and TiVo & Google have agreed to provide each other with certain releases from infringement claims with respect to their patents, as well as from all claims asserted, or that could have been asserted, in the outstanding litigation.

•	TiVo & Cisco and TiVo & Google have agreed, until July 2, 2018, not to assert patent infringement claims directed to the other's products, subject to certain limited exclusions.
Under the Arris Agreement:

•
TiVo has agreed to grant Arris a license under the TiVo patents-in-suit to make, have made, use, sell, offer to sell and import products in the video field, subject to certain limitations and exclusions.

•
TiVo also agreed to provide Arris with a release from infringement claims with respect to the TiVo patents-in-suit, as well as from all claims asserted, or that could have been asserted, in the outstanding litigation.

•	The licenses and releases extend to certain customers, including Time Warner Cable, with respect to licensed products.

•	The Arris Agreement will expire on the date of the expiration of the last to expire of the TiVo patents-in-suit.
The foregoing description of the agreements is qualified in their entirety by reference to the full text of the Cisco & Google Agreement and the Arris Agreement, each of which are filed as exhibits to this quarterly report and are incorporated by reference herein (see Note 9 "Settlements").
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
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of July 31, 2013, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $4.5 million, including accrued interest, for arbitrations proceedings related to a contractual dispute. The Company is currently appealing an unfavorable decision in the initial arbitration proceeding. The Company expenses legal costs as they are incurred.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$268,938	$(27,741)	$258,619	$(48,515)
Interest on dilutive notes, net of tax	1,252	—	2,504	—
Net income (loss) for purpose of computing net loss per diluted share	270,190	(27,741)	261,123	(48,515)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	118,601,346	119,137,118	119,990,949	119,041,708
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	3,929,160	—	4,590,067	—
Convertible senior notes	15,462,193	—	15,462,193	—
Denominator for diluted net income (loss) per common share	137,992,699	119,137,118	140,043,209	119,041,708
Basic net income (loss) per common share	$2.27	$(0.23)	$2.16	$(0.41)
Diluted net income (loss) per common share	$1.96	$(0.23)	$1.86	$(0.41)
The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share in the three and six months ended July 31, 2013 and 2012 per share do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Unvested restricted stock	83,340	6,662,683	—	6,028,404
Options to purchase common stock	739,358	10,648,168	716,601	10,765,800
Potential shares to be issued from employee stock purchase plan	—	66,136	—	66,136
Convertible senior notes	—	15,462,193	—	15,462,193
Total	822,698	32,839,180	716,601	32,322,533
8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2013 and 2012, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands)
Cost of service revenues	$536	$343	$932	$562
Cost of technology revenues	693	269	955	618
Cost of hardware revenues	74	66	157	135
Research and development	3,508	3,216	6,420	6,592
Sales and marketing	1,524	1,178	2,609	1,784
General and administrative	4,129	3,624	6,537	6,454
Change in capitalized deferred cost of technology revenues	(143)	154	254	290
Stock-based compensation before income taxes	$10,321	$8,850	$17,864	$16,435
Income tax benefit	(2,302)	—	(3,792)	—
Total stock-based compensation	$8,019	$8,850	$14,072	$16,435
9. SETTLEMENTS
Effective July 2, 2013, TiVo entered into a settlement and patent license agreement (the “Settlement Agreement”) with ARRIS Group, Inc. (“Arris”) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (“Cisco”), and Google Inc. (“Google”) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including Time Warner Cable, (as described in TiVo's periodic reports filed with the Securities and Exchange Commission ), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google and Cisco.
The licenses granted by TiVo to Cisco and Google under U.S. Patent Nos. 6,233,389, 7,529,465, 6,792,195, and 7,493,015 (the “TiVo patents-in-suit”) and certain related patents are perpetual. The other licenses granted by TiVo to Google and from Google to TiVo will expire on July 31, 2018. The other licenses granted by TiVo to Cisco and from Cisco to TiVo will expire on July 2, 2023, when the agreement expires.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to certain intellectual property, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and Arris, Google and Cisco. The proceeds of the agreement were allocated amongst the principal elements of the transaction based on relative fair values of each element.
TiVo estimated the fair value of future licensing revenue from July 2, 2013 until July 31, 2018 using an income approach and future licensing revenue from August 1, 2018 to July 2, 2023 using a market approach. The significant inputs and assumptions used in the valuations included actual past and projected future estimated infringing DVR shipments, estimated life of the DVR, estimated market-based royalty rates, and estimated risk-adjusted discount rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in these assumptions may have a substantial impact on the fair value assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction.
The total consideration of $490.0 million was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended July 31, 2013. The amount related to interest income was recorded under “Interest income” in the quarter ended July 31, 2013. $381.1 million of future license royalties will be recorded as technology revenues over the term of the agreement through July 2023.
Future licensing revenues have been or are expected to be recognized as follows (in thousands):

Fiscal Year Ending January 31,	Technology Revenues
2014	$42,692
2015	73,185
2016	73,185
2017	73,185
2018	73,185
2019	37,519
2020-2024	8,195
Total	$381,146

10. TRA ACQUISITION
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
11. INCOME TAX
The Company recorded income tax expense(benefit) for the three and six months ended July 31, 2013 of ($167.0) million and ($166.9) million, respectively.
The Company had a deferred tax asset of $220.5 million as of January 31, 2013, which has been previously reduced by a full valuation allowance. After evaluating positive and negative evidence available as of July 31, 2013, the Company has determined that it is more likely than not that it will realize its deferred tax assets for federal and all states except for the state of California. The Company now has three years of cumulative income and is also forecasting future taxable income due primarily to the settlement agreements (described in Note 9 "Settlements" above) entered into during the three months ended July 31, 2013.
As a result, the Company has recognized a net deferred tax asset of approximately $169.4 million on its condensed consolidated balance sheet as of July 31, 2013.
The Company continues to conclude that it does not meet the more likely than not criteria for its California deferred tax assets as of July 31, 2013 because the income attributable to California is not expected to be sufficient to realize these deferred tax assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 15, 2013, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of our quarterly report on Form 10-Q filed on May 31, 2013, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 15, 2013 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a leading provider of software and service technology that enables distribution and management of video content through set-top boxes with and without DVR functionality, and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. The TiVo service redefines home entertainment by providing consumers with an easy intuitive way to record, watch, and control television. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, IP STBs, and streaming to mobile and tablet iOS devices (with Android devices coming soon) with features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of July 31, 2013, there were approximately 3.6 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
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

We are focused on enhancing long term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. In June 2013, the Board increased TiVo's share repurchase authorization from $100 million to $200 million and extended the authorization until August 29, 2015 as a continuing part of our overall capital allocation strategy. During the second quarter ended July 31, 2103 we repurchased $60 million or 5.4 million shares of its stock.
We have engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling over $1.6 billion from intellectual property litigation.
Executive Overview
Fiscal year 2014
In the remainder of the fiscal year ending January 31, 2014, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. As such, we will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of new products, such as our recently launched TiVo RoamioTM product line (all-in-one approach to live, recorded, on demand, and over-the-top television), as well as our mass distribution partnerships both in the U.S. and internationally. We expect to further grow our MSO subscription base through the rest of fiscal year 2014. However, we expect that growth in our installed base of MSO subscriptions will be slightly offset by further declines in our TiVo-Owned subscription base.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2014 to continue to be significant but to be at lower levels than the fiscal year ended January 31, 2013 as we continue to launch and pursue new product developments including, without limitations, features like enhanced cloud-based services, a more personalized user experience, expanded mobile applications, out of home streaming capabilites, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. However, we expect our litigation expenses to be significantly lower for the remainder of the fiscal year ending January 31, 2014 as we have recently settled our patent infringement lawsuit, with Motorola Mobility and Cisco.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but such development costs are reasonably assured to be recovered through future service fees from these MSOs, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of July 31, 2013 we had deferred costs of approximately $30.7 million related to development work, largely related to Com Hem AB ("Com Hem"), Cableuropa S.A.U. ("ONO”), and Charter Communication Operating ("Charter"). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription ("ARPU") for MSOs until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. Based on the contractual commitments or recent MSO activities we are reasonably assured that the deferred costs are fully recoverable. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
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

	Three Months Ended
(Subscriptions in thousands)	Jul 31 2013	Apr 30 2013	Jan 31 2013	Oct 31 2012	Jul 31 2012	Apr 30 2012	Jan 31 2012	Oct 31 2011
TiVo-Owned Subscription Gross Additions:	20	24	35	30	28	24	32	30
Subscription Net Additions/(Losses):
TiVo-Owned	(26)	(22)	(13)	(15)	(23)	(29)	(26)	(30)
MSOs	238	277	222	240	253	235	260	147
Total Subscription Net Additions/(Losses)	212	255	209	225	230	206	234	117
Cumulative Subscriptions:
TiVo-Owned	981	1,007	1,029	1,042	1,057	1,080	1,109	1,135
MSOs	2,635	2,397	2,120	1,898	1,658	1,405	1,170	910
Total Cumulative Subscriptions	3,616	3,404	3,149	2,940	2,715	2,485	2,279	2,045
Fully Amortized Active Lifetime Subscriptions	176	181	194	208	221	238	253	270
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	52%	52%	53%	54%	54%	55%	55%	56%

We define a “subscription” as a contract referencing a TiVo-enabled device for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs. Our MSOs subscription data is dependent in part on reporting from our third-party MSO partners.
TiVo-Owned subscriptions declined by 26,000 subscriptions during the three months ended July 31, 2013, as compared to a decrease of 23,000 in the same prior year period. This net decline was primarily driven by a decrease in gross additions. TiVo-Owned installed subscription base decreased to approximately 1.0 million subscriptions as of July 31, 2013 as compared to approximately 1.1 million as of July 31, 2012. We believe year over year decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than we have TiVo-Owned subscription cancellations.
Our MSO installed subscription base increased by 238,000 subscriptions during the three months ended July 31, 2013, to approximately 2.6 million subscriptions as of July 31, 2013. The increase in cumulative MSO subscriptions of almost 1.0 million subscriptions as compared to the 1.7 million cumulative MSO subscriptions TiVo had as of July 31, 2012 is due to subscription growth from a variety of partners such as Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, and others. We expect continued growth in our MSO installed subscription base as additional distribution deals launch.
TiVo-Owned Churn Rate per Month.
Management reviews this metric, and believes it may be useful to investors, in order to evaluate our ability to retain existing TiVo-Owned subscriptions (including both monthly and product lifetime subscriptions) by providing services that are competitive in the market. Management believes factors such as service enhancements, service commitments, higher customer satisfaction, and improved customer support may improve this metric. Conversely, management believes factors such as increased competition, lack of competitive service features such as high definition television recording capabilities in our older model DVRs or access to certain digital television channels or MSO Video On Demand services, as well as increased price sensitivity, CableCARDTM installation issues, and CableCARDTM technology limitations, may cause our TiVo-Owned Churn Rate per month to increase.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011
Average TiVo-Owned subscriptions	994	1,018	1,035	1,050	1,068	1,095	1,122	1,149
TiVo-Owned subscription cancellations	(46)	(46)	(48)	(45)	(51)	(53)	(58)	(60)
TiVo-Owned Churn Rate per month	(1.5)%	(1.5)%	(1.5)%	(1.4)%	(1.6)%	(1.6)%	(1.7)%	(1.7)%
TiVo-Owned Churn Rate per month was 1.5% and 1.6% for the quarters ended July 31, 2013 and 2012, respectively, as subscriptions associated with our high definition DVRs, which have a lower churn rate as compared to subscriptions associated with our older standard definition DVRs, become a larger part of the TiVo-Owned subscription base. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,996	$1,859	$3,471	$1,560	$2,372	$1,257	$1,320	$2,398
Hardware revenues	(23,104)	(20,786)	(23,129)	(21,072)	(11,129)	(13,261)	(16,428)	(12,970)
Less: MSOs-related hardware revenues	20,103	16,002	16,834	13,051	6,696	9,268	11,641	8,998
Cost of hardware revenues	21,957	18,496	21,847	23,434	14,431	18,471	20,368	16,817
Less: MSOs/Broadcasters-related cost of hardware revenues	(15,384)	(11,079)	(11,036)	(11,841)	(5,399)	(10,159)	(9,412)	(6,351)
Total Acquisition Costs	5,568	4,492	7,987	5,132	6,971	5,576	7,489	8,892
TiVo-Owned Subscription Gross Additions	20	24	35	30	28	24	32	30
Subscription Acquisition Costs (SAC)	$278	$187	$228	$171	$249	$232	$234	$296

	Twelve Months Ended
	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$8,886	$9,262	$8,660	$6,509	$7,347	$7,416	$7,392	$8,286
Hardware revenues	(88,091)	(76,116)	(68,591)	(61,890)	(53,788)	(54,239)	(47,893)	(45,901)
Less: MSOs'-related hardware revenues	65,990	52,583	45,849	40,656	36,603	37,986	31,483	24,273
Cost of hardware revenues	85,734	78,208	78,183	76,704	70,087	69,057	59,439	63,773
Less: MSOs'-related cost of hardware revenues	(49,340)	(39,355)	(38,435)	(36,811)	(31,321)	(31,941)	(23,577)	(17,463)
Total Acquisition Costs	23,179	24,582	25,666	25,168	28,928	28,279	26,844	32,968
TiVo-Owned Subscription Gross Additions	109	117	117	114	114	111	114	142
Subscription Acquisition Costs (SAC)	$213	$210	$219	$221	$254	$255	$235	$232

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
During the three months ended July 31, 2013, our total acquisition costs were $5.6 million, a decrease of $1.4 million, as compared to the same prior year period. This decrease was primarily due to lower hardware margin loss of $1.0 million which was largely driven by lower per unit hardware loss which was largely driven by lower per unit hardware loss as our average selling price to consumers increased and diminishing impact of higher hard disk prices resulting from flooding in Thailand. Additionally, we had a decrease in sales and marketing subscription acquisition spending by $376,000 during the quarter ended July 31, 2013 as compared to the same prior year period.
During the three months ended July 31, 2013 our SAC increased by $29 to $278 from $249, which included $33 relating to an inventory reserve on excess parts. This increase in SAC was a result of the decreased subscription gross additions for the three months ended July 31, 2013 as compared to the same prior year period.
During the twelve months ended July 31, 2013 our total acquisition costs were $23.2 million, a decrease of $5.7 million compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $1.5 million, as compared to the same prior year period. This increase was more than offset by a $7.3 million lower hardware gross margin loss which was largely driven by lower per unit hardware loss as our average selling price to consumers increased and diminishing impact of higher hard disk prices resulting from flooding in Thailand.
The decrease in SAC of $41 for the twelve months ended July 31, 2013 as compared to the same prior year period was largely a result of a decrease in total acquisition costs during the period.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. Investors should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber or subscription which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSO ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our condensed consolidated balance sheets until later when related revenues from service fees are received and are first recognized as technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed. Additionally, the ARPU for subscriptions generated from different MSOs may vary significantly as a result of these factors and other factors such as the size of such MSO's subscription base and the existence of financial guarantees and exclusivity commitments from certain MSOs and the specific contractual definition of a subscriber in each such agreement.
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

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011
	(In thousands, except ARPU)
Total Service revenues	34,930	34,062	35,574	35,228	32,302	30,621	31,578	32,413
Less: MSOs’-related service revenues	(8,673)	(8,083)	(8,374)	(7,719)	(5,502)	(4,086)	(4,622)	(4,237)
TiVo-Owned-related service revenues	26,257	25,979	27,200	27,509	26,800	26,535	26,956	28,176
Average TiVo-Owned revenues per month	8,752	8,660	9,067	9,170	8,933	8,845	8,985	9,392
Average TiVo-Owned subscriptions per month	994	1,018	1,035	1,050	1,068	1,095	1,122	1,149
TiVo-Owned ARPU per month	$8.81	$8.51	$8.76	$8.73	$8.36	$8.08	$8.01	$8.17
The increase in TiVo-Owned ARPU per month for the three months ended July 31, 2013 as compared to the same prior year period was due primarily to an increase in our audience research measurement revenues associated with our acquisition of TRA combined with a lower subscription base in the three months ended July 31, 2013 as compared to the same prior year period.We calculate ARPU per month for MSOs’ subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs’-related service revenues by the average MSOs’ subscriptions for the period. The following table shows this calculation:

	Three Months Ended
MSOs’ Average Revenue per Subscription	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011

Total Service revenues	34,930	34,062	35,574	35,228	32,302	30,621	31,578	32,413
Less: TiVo-Owned-related service revenues	(26,257)	(25,979)	(27,200)	(27,509)	(26,800)	(26,535)	(26,956)	(28,176)
MSOs’-related service revenues	8,673	8,083	8,374	7,719	5,502	4,086	4,622	4,237
Average MSOs’ revenues per month	2,891	2,694	2,791	2,573	1,834	1,362	1,541	1,412
Average MSOs’ subscriptions per month	2,514	2,261	2,011	1,771	1,539	1,283	1,049	828
MSOs’ ARPU per month	$1.15	$1.19	$1.39	$1.45	$1.19	$1.06	$1.47	$1.71

The MSOs’ ARPU per month for the three months ended July 31, 2013 decreased by $0.04 per subscription to $1.15 per subscription, as compared to the same prior year period. While the average MSOs' related service revenues per month have increased by $1.1 million as compared to the same prior year period, there is also a larger number of average MSOs' subscriptions per month. Some of these recently launched deployment agreements, including Virgin and ONO, which are the primary drivers of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as some of the development costs for these MSO customers, have been deferred on our condensed consolidated balance sheets and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as technology revenues has had the effect of lowering MSO ARPU per month over the last several quarters and we expect that our MSO ARPU per month will continue to be negatively impacted by the recovery of these previously incurred development costs during fiscal year 2014. However, the negative impact of this recognition of service fees as technology revenues has been offset by the positive impact of DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) being spread over a declining DIRECTV subscription base.
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
Deferred Tax Assets
We make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. From time to time, we evaluate the expected realization of our deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income and estimates of future income. Our estimates of future income include our internal projections and various internal estimates and certain external sources which we believe to be reasonable but that are unpredictable and inherently uncertain. We also consider the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted and the type of deferred tax assets and liabilities. In assessing whether a valuation allowance needs to be established or released, we use judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence. Recent historical income or loss and future projected operational results have the most influence on our determinations of whether a deferred tax valuation allowance is required or not.

Our other critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements are set out under the heading "Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment as of the quarter ending April 30, 2014. The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision. We do not believe that the impact on the condensed consolidated balance sheets will be significant.

Results of Operations
Net Revenues.
Our net revenues for the three and six months ended July 31, 2013 and 2012 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2013		2012		2013		2012
	(In thousands, except percentages)
Service revenues	$34,930	35%	$32,302	50%	$68,992	38%	$62,923	47%
Technology revenues	$42,056	42%	$21,825	33%	$69,781	38%	$45,712	34%
Hardware revenues	$23,104	23%	$11,129	17%	$43,890	24%	$24,390	19%
Net revenues	$100,090	100%	$65,256	100%	$182,663	100%	$133,025	100%
Change from same prior year period	53%		7%		37%		24%
Service Revenues. The increase in service revenues of $2.6 million and $6.1 million, respectively for the three and six months ended July 31, 2013, as compared to the same prior year periods were related to an increase in MSO related service revenues due to the increased subscription base in the United States and a transition of increased DIRECTV minimums into service revenues (which were previously being recognized as technology revenues in connection with the recognition of previously incurred development costs for DIRECTV) as well as an increase in audience research measurement revenues from our recent acquisition of TRA.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2013 increased by $20.2 million and $24.1 million, respectively, as compared to the same prior year periods primarily due to new settlement and license agreements with Verizon and Motorola and Cisco, additional licensing revenues in excess of contractual minimums and to a lesser extent the timing of revenue recognition related to various technology related projects. During the three and six months ended July 31, 2013 we recognized $6.9 million in technology revenues associated with completion of our ONO development work. Additionally, during the three and six months ended July 31, 2013 we recognized $29.5 million and $52.9 million, respectively, of revenues associated with our licensing agreements as compared to $17.2 and $34.3, respectively, during the same prior year periods.
Revenue and cash from the contractual minimums under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola through July 31, 2013 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
Six month period from February 1, 2013 to July 31, 2013	52,908	439,603
Total	$165,024	$643,638

Revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2014 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(in thousands)
Six month period from August 1, 2013 to January 31, 2014	$83,625	$25,123
Fiscal Year Ending January 31,
2015	169,641	83,579
2016	171,563	83,579
2017	173,129	83,579
2018	174,410	83,579
2019	88,629	31,139
2020 - 2024	8,195	—
Total	$869,192	$390,578

The above charts do not include amounts allocated to past infringement and related interest which have been recognized previously on our income statements under "litigation proceeds" and "interest income" of $504.5 million and $21.3 million, respectively. Of these amounts $108.1 million and $752,000 was recognized as "litigation proceeds" and "interest income", respectively during the three and six months ended July 31, 2013. Additionally, we have not included amounts associated with the incremental revenues received in the past or potentially in the future under these licensing agreements over the specified contractual minimums. These amounts are $1.1 million and $1.8 million for the three and six months ended July 31, 2013, respectively. There were no similar revenues for the same prior year periods.
As of July 31, 2013 and January 31, 2013, we have received and recorded on our condensed consolidated balance sheets cash payments in excess of revenues recognized under these licensing agreements in the amount of $487.8 million and $102.0 million, respectively, classified as deferred revenues, current and deferred revenues, long-term on the our condensed consolidated balance sheets. These cash payments will be recognized as technology revenues in the future over the requisite term of the licenses granted.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and six months ended July 31, 2013 increased by $12.0 million and $19.5 million, respectively, as compared to the same prior year periods. These increases in net hardware revenues are largely related to increased hardware units sold to our MSO partners.
Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of service revenues	$11,408	$8,871	$22,213	$17,250
Change from same prior year period	29%	(2)%	29%	(4)%
Percentage of service revenues	33%	27%	32%	27%
Service gross margin	$23,522	$23,431	$46,779	$45,673
Service gross margin as a percentage of service revenues	67%	73%	68%	73%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues increased by $2.5 million and $5.0 million for the three and six months ended July 31, 2013, respectively, as compared to the same prior year period. This increase in cost of service revenues is largely related to the costs associated with audience measurement research following the acquisition of TRA, such as data and matching costs and revenue share expenses.
Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of technology revenues	$11,867	$3,792	$15,578	$10,078
Change from same prior year period	213%	(1)%	55%	(7)%
Percentage of technology revenues	28%	17%	22%	22%
Technology gross margin	$30,189	$18,033	$54,203	$35,634
Technology gross margin as a percentage of technology revenues	72%	83%	78%	78%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $8.1 million and $5.5 million for the three and six months ended July 31, 2013, respectively,, as compared to the same prior year periods.
These increases in cost of technology revenues for the three and six months ended July 31, 2013 were related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the period. During the three and six months ended July 31, 2013 we recognized $6.9 million in technology costs associated with completion of our ONO development work.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $30.7 million related to development work, largely related to Com Hem, ONO, Charter, Virgin, and Suddenlink, and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at July 31, 2013. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of hardware revenues	$21,957	$14,431	$40,453	$32,902
Change from same prior year period	52%	8%	23%	48%
Percentage of hardware revenues	95%	130%	92%	135%
Hardware gross margin (loss)	$1,147	$(3,302)	$3,437	$(8,512)
Hardware gross margin as a percentage of hardware revenue	5%	(30)%	8%	(35)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not intend to generate positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service. Our cost of hardware sales for the three and six months ended July 31, 2013 increased as compared to the same prior year periods as we sold a larger volume of products to our MSO customers as compared to the same prior year periods.
Hardware gross margin (loss) for the three and six months ended July 31, 2013 increased by $4.4 million and $11.9 million, respectively, as compared to the same prior year periods largely due to more DVR units sold during the periods at a higher average selling price per unit in our MSO channel which had a positive hardware margin. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the six months ended July 31, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace. In the six months ended July 31, 2013 we benefited from utilization of some of the previously impaired inventory.
Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Research and development expenses	$26,305	$29,652	$52,767	$60,212
Change from same prior year period	(11)%	14%	(12)%	13%
Percentage of net revenues	26%	45%	29%	45%
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
The decrease in research and development expenses of $3.3 million and $7.4 million for the three and six months ended July 31, 2013, as compared to the same prior year period was largely related to a reduction in research and development headcount and headcount related costs as we completed several large projects across both our retail and MSO product lines.
Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Sales and marketing expenses	$9,069	$7,243	$17,576	$13,467
Change from same prior year period	25%	5%	31%	2%
Percentage of net revenues	9%	11%	10%	10%
Sales and marketing expenses consist primarily of employee salaries related expenses and consulting expenses. Sales and marketing expenses for the three and six months ended July 31, 2013 increased by $1.8 million and $4.1 million, respectively as compared to the same prior year periods. These increases are largely related to the additional headcount and sales related activities of which a portion is associated with our TRA acquisition and to pre-launch activities related to our new line-up of next generation TiVo Roamio DVRs.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,996	$2,372	$3,855	$3,629
Change from same prior year period	(16)%	(3)%	6%	(1)%
Percentage of net revenues	2%	4%	2%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three months ended July 31, 2013 decreased by $376,000 as compared to the same prior year period due to decreased advertising spending during the quarter.
Sales and marketing, subscription acquisition expenses for the six months ended July 31, 2013 increased by $226,000 as compared to the same prior year period, due to increased advertising spending during the earlier part of the fiscal year. We expect these costs in aggregate to increase in the fiscal year ending January 31, 2014 as compared to the fiscal year ended January 31, 2013. However, we plan to manage spending to optimize the per subscription impact to our subscription acquisition cost metric.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
General and administrative	$23,225	$25,429	$45,011	$41,595
Change from same prior year period	(9)%	43%	8%	3%
Percentage of net revenues	23%	39%	25%	31%
Litigation expense (included in total general and administrative costs above)	$10,667	$12,751	$21,545	$18,173
Change from same prior year period	(16)%	74%	19%	16%
Percentage of net revenues	11%	20%	12%	14%
General and administrative, net of litigation expense	$12,558	$12,678	$23,466	$23,422
Change from same prior year period	(1)%	21%	—%	(5)%
Percentage of net revenues	13%	19%	13%	18%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended July 31, 2013, general and administrative expenses decreased by $2.2 million, as compared to the same prior year period. This decrease was primarily related to decreased litigation expenses related to our patent enforcement cases.
During the six months ended July 31, 2013, general and administrative expenses increased by $3.4 million as compared to the same prior year period. This increase was primarily due to increased litigation expenses related to our patent enforcement cases. We anticipate our general and administrative expenses to decrease in the remainder of the fiscal year due to decreased litigation activities.
Litigation proceeds.
Effective July 2, 2013, TiVo Inc. entered into settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc., and Google Inc. (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including Time Warner Cable, (as described in TiVo's periodic reports filed with the Securities and Exchange Commission), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google and Cisco.
The total consideration of $490.0 million was received during the quarter ended July 31, 2013 and was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended July 31, 2013. The amount related to interest income was recorded under “Interest income” in the quarter ended July 31, 2013. $381.1 million of future license royalties will be recorded as licensing revenues over the term of the agreements through July 2023.
Interest income. Interest income for the three and six months ended July 31, 2013 increased by $647,000 and $562,000, respectively, as compared to the same prior year periods. These increases are largely attributed to the $752,000 of interest income related to past infringement that was recognized during the three and six months ended July 31, 2013.
Interest expense and other. Interest expense and other income for the three and six months ended July 31, 2013 was relatively flat as compared to the same prior year period and consists primarily of interest expense associated with our convertible senior notes.

Benefit (Provision) for income taxes. We recorded income tax benefit for the three and six months ended July 31, 2013 of $167.0 million and $166.9 million, respectively. We recorded income tax expense for the three and six months ended July 31, 2012 of ($93,000) and ($219,000), respectively. The income tax benefit recorded in the three and six months ended July 31, 2013 was primarily related to the release of the valuation allowance previously recorded against deferred tax assets (see Note 11 Income Taxes included in Part I, Item 1)

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2013, we had $1.0 billion of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$496,462	(43,895)
Net cash provided by (used in) investing activities	$(119,379)	$4,991
Net cash used in financing activities	$(82,773)	$(8,137)
Net Cash Provide by (Used in) Operating Activities
During the six months ended July 31, 2013 our net cash provided by operating activities was $496.5 million as compared to net cash used by operating activities of $43.9 million during the same prior year period. This improvement of $540.4 million in operating cash flow as compared to the same prior year period was largely related to the cash of $490.0 million received from our settlement with Motorola and Cisco, which positively impacted our net income of $258.6 million and increased our deferred revenues by $382.2 million as compared to the same prior year period.
Net Cash Provided by (Used in) Investing Activities
The net cash used in investing activities for the six months ended July 31, 2013 was approximately $119.4 million compared to net cash provided by investing activities of $5.0 million for the same prior year period.
The net cash used in investing activities for the six months ended July 31, 2013 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $116.3 million (this resulted in a corresponding increase in short-term investments of $116.3 million).
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
Net Cash Used in Financing Activities
The net cash used in financing activities for the six months ended July 31, 2013 was approximately $82.8 million as compared to net used by financing activities of $8.1 million for the same prior year period.

For the six months ended July 31, 2013 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $91.1 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $4.0 million and shares issued pursuant to the employee stock purchase plan which generated $3.8 million.
For the six months ended July 31, 2012 the principal sources of use for financing activities were repurchases of $15.2 million in restricted stock to satisfy employee tax withholdings on stock-based awards. This usage was partially offset by cash generated from the issuance of common stock upon exercise of stock options which generated $3.4 million and shares issued pursuant to the employee stock purchase plan which generated $3.7 million.
Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. As of July 31, 2013 we had purchased 8,680,792 shares of common stock under this program at a weighted average price of $10.81 per share for an aggregate purchase price of $93.8 million and the remaining authorized amount for stock repurchases under this program was $106.2 million with a termination date of August 29, 2015.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations	20,604	6,900	13,704	—	—
Operating leases	10,607	3,430	5,818	1,359	—
Purchase obligations	42,178	42,178	—	—	—
Total contractual cash obligations	$245,889	$52,508	$192,022	$1,359	$—
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
As of July 31, 2013, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $309,000 which are classified as long-term liabilities in the condensed consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligations table.
Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We maintain our investments with two financial institutions with high credit ratings. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign government securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2013 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2013 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2013, and subsequent reports on Form 10-Q and Form 8-K.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
May 1, 2013 through May 31, 2013	2,506	(1)	$12.92	—	$66,205,651
June 1, 2013 through June 30, 2013	4,952,472	(2)	$11.09	4,949,912	$111,321,117
July 1, 2013 through July 31, 2013	476,926	(3)	$11.27	457,085	$106,165,382
(1) During the month of May 2013 TiVo acquired 2,506 shares at a weighted average price of $12.92 from employees upon the vesting of restricted stock.
(2) During the month of June 2013 TiVo acquired 2,560 shares at a weighted average price of $11.44 from employees upon the vesting of restricted stock.
(3) During the month of July 2013 TiVo acquired 19,841 shares at a weighted average price of $11.10 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase authorization, that became effective on August 29, 2011 and expires on August 29, 2013; on June 9, 2013 TiVo announced that its Board had increased the amount of the discretionary share authorization to $200 million and extended the program termination date until August 29, 2015. As of July 31, 2013, we had purchased 8,680,792 shares of common stock under this program at a weighted average price of $10.81 per share for an aggregate purchase price of $93.8 million and the remaining authorized amount for stock repurchases under this program was $106.2 million with a termination date of August 29, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1+	Settlement and Patent License Agreement between TiVo Inc., Cisco Systems, Inc., and Google, Inc., effective July 2, 2013 (filed herewith).
10.2+	Settlement and Patent License Agreement between TiVo Inc. and ARRIS Group, Inc., effective July 2, 2013 (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated August 30, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated August 30, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated August 30, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated August 30, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested as to portions of this exhibit.
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

TIVO INC.

Date:	8/30/2013	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	8/30/2013	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	8/30/2013	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)