Form 10-Q
period 2013-10-31
TIVO INC
filed 2013-11-27
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 121,941,404 as of November 15, 2013.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2013

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

•
with respect to our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition cost ("SAC"), and average revenue per subscription ("ARPU");

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

•	our expectations regarding future advertising and audience research and measurement revenues;

•	our future service and hardware revenues from TiVo-Owned subscriptions and future service, technology and hardware revenues from MSOs;

•
our expectations regarding growth in the future advanced television services market for our services, software, and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as TV Everywhere, Video on Demand ("VOD") from Internet and cable providers, and network DVRs;

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

•
our expectations regarding the future amount of our research and development spending and our associated ability to remain a competitive technology innovator in advanced television solutions beyond the DVR;

•
our expectations regarding future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners and our ability to receive revenues equal to or greater than such deferred expenses from such television distribution partners;

•
our expectations regarding future changes in our operating expenses, including changes in general and administrative expenses, litigation expenses, sales and marketing and subscription acquisition costs;

•
our expectations regarding our ability to oversee outsourcing of our manufacturing processes and engineering work and our ability to support the hardware, inventory, and hardware customization needs of our MSO customers;

•
our expectations regarding the usability of our current finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced or delayed after we have committed manufacturing resources due to long lead times, which may require us to record additional write-downs if such inventory exceeds forecasted demand;

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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$196,259	$157,104
Short-term investments	831,607	470,136
Accounts receivable, net of allowance for doubtful accounts of $425 and $362, respectively	37,938	40,102
Inventories	18,514	14,500
Deferred cost of technology revenues, current	7,839	14,713
Deferred tax asset, current	92,178	—
Prepaid expenses and other, current	14,630	9,168
Total current assets	1,198,965	705,723
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $51,599 and $51,012, respectively	11,379	10,300
Developed technology and intangible assets, net of accumulated amortization of $24,949 and $21,323, respectively	12,460	16,086
Deferred cost of technology revenues, long-term	21,655	16,011
Deferred tax asset, long-term	79,586	—
Goodwill	12,266	12,266
Prepaid expenses and other, long-term	2,602	3,267
Total long-term assets	139,948	57,930
Total assets	$1,338,913	$763,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$33,278	$24,492
Accrued liabilities	47,100	50,043
Deferred revenue, current	172,036	103,505
Total current liabilities	252,414	178,040
LONG-TERM LIABILITIES
Deferred revenue, long-term	357,869	71,823
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	405	526
Total long-term liabilities	530,774	244,849
Total liabilities	783,188	422,889
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 134,192,051 and 129,545,267, respectively, and outstanding shares are 121,929,986 and 125,622,357, respectively	134	129
Treasury stock, at cost: 12,262,065 shares and 3,922,910 shares, respectively	(133,090)	(37,791)
Additional paid-in capital	1,099,459	1,060,532
Accumulated deficit	(411,222)	(682,328)
Accumulated other comprehensive income	444	222
Total stockholders’ equity	555,725	340,764
Total liabilities and stockholders’ equity	$1,338,913	$763,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues
Service revenues	33,526	35,228	102,518	98,151
Technology revenues	48,133	25,727	117,914	71,439
Hardware revenues	35,597	21,072	79,487	45,462
Net revenues	117,256	82,027	299,919	215,052
Cost of revenues
Cost of service revenues	11,233	11,238	33,446	28,488
Cost of technology revenues	5,612	5,779	21,190	15,857
Cost of hardware revenues	33,017	23,434	73,470	56,336
Total cost of revenues	49,862	40,451	128,106	100,681
Gross margin	67,394	41,576	171,813	114,371
Research and development	27,242	28,277	80,009	88,489
Sales and marketing	10,189	7,958	27,765	21,425
Sales and marketing, subscription acquisition costs	2,628	1,560	6,483	5,189
General and administrative	15,839	21,772	60,850	63,367
Litigation proceeds	—	(78,441)	(108,102)	(78,441)
Total operating (income) expenses	55,898	(18,874)	67,005	100,029
Income from operations	11,496	60,450	104,808	14,342
Interest income	1,133	1,383	3,455	3,143
Interest expense and other expense, net	(2,165)	(1,958)	(6,104)	(5,906)
Income before income taxes	10,464	59,875	102,159	11,579
Benefit (provision) for income taxes	2,023	(848)	168,947	(1,067)
Net income	$12,487	$59,027	$271,106	$10,512

Net income per common share
Basic	$0.11	$0.49	$2.28	$0.09
Diluted	$0.10	$0.44	$1.98	$0.09

Income for purposes of computing net income per share:
Basic	$12,487	$59,027	$271,106	$10,512
Diluted	$13,739	$60,992	$274,863	$10,512

Weighted average common and common equivalent shares:
Basic	116,760,061	119,363,613	118,913,986	119,149,010
Diluted	136,736,001	138,587,931	139,124,386	123,353,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Net income	$12,487	$59,027	$271,106	$10,512
Other comprehensive income:
Available-for-sale securities:
Unrealized gain on marketable securities	366	30	222	164
Total comprehensive income	$12,853	$59,057	$271,328	$10,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271,106	$10,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	7,778	6,622
Stock-based compensation expense	27,453	25,163
Amortization of discounts and premiums on investments	5,591	4,097
Deferred income taxes	(171,764)	—
Amortization of deferred debt issuance costs	721	721
Excess tax benefits from employee stock-based compensation	(515)	—
Allowance for doubtful accounts	199	196
Changes in assets and liabilities:
Accounts receivable	1,965	(3,124)
Inventories	(4,014)	1,545
Deferred cost of technology revenues	1,499	(1,916)
Prepaid expenses and other	(3,049)	(1,947)
Accounts payable	8,961	(6,377)
Accrued liabilities	(2,307)	(3,619)
Deferred revenue	354,577	20,122
Deferred rent and other long-term liabilities	(121)	21
Net cash provided by operating activities	$498,080	$52,016
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(747,404)	(429,262)
Sales or maturities of short-term investments	378,095	427,925
Acquisition of business, net of cash and cash equivalents acquired	—	(24,481)
Acquisition of property and equipment	(5,406)	(4,594)
Acquisition of capitalized software and intangibles	—	(95)
Net cash used in investing activities	$(374,715)	$(30,507)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	6,783	5,788
Proceeds from issuance of common stock related to employee stock purchase plan	3,791	3,741
Excess tax benefits from employee stock-based compensation	515	—
Treasury stock - repurchase of stock	(95,299)	(23,127)
Net cash used in financing activities	$(84,210)	$(13,598)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$39,155	$7,911
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	157,104	169,555
Balance at end of period	$196,259	$177,466

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2013 and January 31, 2013 and the results of operations and the statement of other comprehensive income for the three and nine months ended October 31, 2013 and 2012 and condensed consolidated statements of cash flows for the nine month periods ended October 31, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2013. Operating results for the three and nine month periods ended October 31, 2013 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2014 or any other periods.
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
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment as of the fiscal quarter ending April 30, 2014. The Company does not believe that the impact of adopting this amendment will be significant on the Company's results of operations and financial condition.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	October 31, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$29,079	$20,005
Cash equivalents:
Commercial paper	77,543	99,040
Certificates of deposit	—	2,024
Money market funds	86,187	36,035
Corporate debt securities	450	—
Municipal bonds	3,000	—
Total cash and cash equivalents	$196,259	$157,104
Marketable securities:
Certificates of deposit	13,800	27,961
Commercial paper	179,359	128,023
Corporate debt securities	549,004	193,932
U.S. agency securities	20,013	37,109
U.S. Treasury securities	20,084	40,286
Foreign government securities	9,092	9,555
Variable-rate demand notes	350	410
Asset and mortgage-backed securities	35,018	16,816
Municipal bonds	4,887	16,044
Current marketable debt securities	831,607	470,136
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$1,028,116	$627,490
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

Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	October 31, 2013	January 31, 2013
	(in thousands)
Due within 1 year	$671,307	$365,386
Due within 1 year through 5 years	159,950	104,340
Due within 5 years through 10 years	—	—
Due after 10 years	350	410
Total	$831,607	$470,136
Unrealized Gains (Losses) on Marketable Investment Securities
The following tables summarize unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$13,800	$—	$—	$13,800
Commercial paper	179,280	80	(1)	179,359
Corporate debt securities	548,667	427	(90)	549,004
U.S. agency securities	20,004	9	—	20,013
U.S. Treasury securities	20,074	10	—	20,084
Foreign government securities	9,094	—	(2)	9,092
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	35,028	3	(13)	35,018
Municipal bonds	4,875	12	—	4,887
Total	$831,172	$541	$(106)	$831,607

	As of January 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,961	$—	$—	$27,961
Commercial paper	127,967	65	(9)	128,023
Corporate debt securities	193,834	147	(49)	193,932
U.S. agency securities	37,081	28	—	37,109
U.S. Treasury securities	40,266	20	—	40,286
Foreign government securities	9,573	—	(18)	9,555
Variable-rate demand notes	410	—	—	410
Asset and mortgage-backed securities	16,804	12	—	16,816
Municipal bonds	16,025	19	—	16,044
Total	$469,921	$291	$(76)	$470,136

None of these investments were in a loss position for greater than twelve months as of October 31, 2013 and January 31, 2013.
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carry value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at October 31, 2013 and January 31, 2013 was $172.5 million (for both periods) and the fair value was $238.1 million and $241.6 million, based on the bonds' quoted market price as of October 31, 2013 and January 31, 2013, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of October 31, 2013 and January 31, 2013:

	As of October 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$77,543	$—	$77,543	$—
Money market funds	86,187	86,187	—	—
Corporate debt securities	450	—	450	—
Municipal bonds	3,000	—	3,000	—
Short-term investments:
Certificates of deposit	13,800	13,800	—	—
Commercial paper	179,359	—	179,359	—
Corporate debt securities	549,004	—	549,004	—
U.S. agency securities	20,013	—	20,013	—
U.S. Treasury securities	20,084	20,084	—	—
Foreign government securities	9,092	—	9,092	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	35,018	—	35,018	—
Municipal bonds	4,887	—	4,887	—
Total	$998,787	$120,071	$878,716	$—
	As of January 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$99,040	$—	$99,040	$—
Certificate of deposit	2,024	2,024	—	—
Money market funds	36,035	36,035	—	—
Short-term investments:
Certificates of deposit	27,961	27,961	—	—
Commercial paper	128,023	—	128,023	—
Corporate debt securities	193,932	—	193,932	—
U.S. agency securities	37,109	—	37,109	—
U.S. Treasury securities	40,286	40,286	—	—
Foreign government securities	9,555	—	9,555	—
Variable-rate demand notes	410	—	410	—
Asset- and mortgage-backed securities	16,816	—	16,816	—
Municipal bonds	16,044	—	16,044	—
Total	$607,235	$106,306	$500,929	$—

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
Level 3 Measurements
As of October 31, 2013, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have asignificant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of October 31, 2013. No events or circumstances indicating a potential impairment were identified as of October 31, 2013.
5. INVENTORY
Inventory was as follows:

	As of
	October 31, 2013	January 31, 2013
	( in thousands)
Finished Goods	$16,863	$11,077
Raw Materials	$1,651	$3,423
Total Inventory	$18,514	$14,500
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2013 and January 31, 2013, the accrued warranty reserve was $534,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company defers the revenues associated with sale of these extended warranties over the second and third year of the warranty period. As of October 31,

2013, the extended warranty deferred revenue and cost was $1,898,000 and $258,000, respectively. As of January 31, 2013, the extended warranty deferred revenue and cost was $875,000 and $269,000, respectively.
Indemnification Arrangements
The Company undertakes indemnification obligations in its ordinary course of business. For instance, the Company has undertaken to indemnify its underwriters and certain investors in connection with the issuance and sale of its securities and the Company provides indemnification for its directors and officers in accordance with Delaware law. The Company has also undertaken to indemnify certain customers and business partners for, among other things, the licensing of its products, the sale of its DVRs, and the provision of engineering and consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, intellectual property infringement, advertising and consumer disclosure laws, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws, including certain violations of securities laws with respect to underwriters and investors. The term of these indemnification obligations is generally perpetual. The Company’s obligation to provide indemnification under its agreements with customer and business partners would arise in the event that a third party filed a claim against one of the parties that was covered by the Company’s indemnification obligation. As an example, if a third party sued a customer for intellectual property infringement and the Company agreed to indemnify that customer against such claims, its obligation would be triggered.
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
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of October 31, 2013, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $4.5 million, including accrued interest, for arbitrations proceedings related to a contractual dispute. The Company is currently appealing an unfavorable decision in the initial arbitration proceeding. The Company expenses legal costs as they are incurred.
7. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities is the diluted effect of the convertible senior notes which is calculated using the if-converted method.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(income in thousands)
Numerator:
Net income	$12,487	$59,027	$271,106	$10,512
Interest on dilutive notes, net of tax	1,252	1,965	3,757	—
Net income for purpose of computing net income per diluted share	13,739	60,992	274,863	10,512
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	116,760,061	119,363,613	118,913,986	119,149,010
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	4,513,747	3,762,125	4,748,207	4,204,433
Convertible senior notes	15,462,193	15,462,193	15,462,193	—
Denominator for diluted net income per common share	136,736,001	138,587,931	139,124,386	123,353,443
Basic net income per common share	$0.11	$0.49	$2.28	$0.09
Diluted net income per common share	$0.10	$0.44	$1.98	$0.09
The weighted average number of shares outstanding used in the computation of basic and diluted net income per share in the three and nine months ended October 31, 2013 and 2012 per share do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Unvested restricted stock	7,391	2,258,460	2,491	1,839,690
Options to purchase common stock	627,104	1,689,019	713,097	1,676,379
Potential shares to be issued from employee stock purchase plan	—	—	—	—
Convertible senior notes	—	—	—	15,462,193
Total	634,495	3,947,479	715,588	18,978,262
8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and nine months ended October 31, 2013 and 2012 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands)
Cost of service revenues	$553	$357	$1,485	$919
Cost of technology revenues	329	563	1,284	1,181
Cost of hardware revenues	78	71	235	206
Research and development	3,581	2,991	10,001	9,584
Sales and marketing	1,525	1,187	4,134	2,971
General and administrative	3,777	3,849	10,314	10,302
Change in capitalized deferred cost of technology revenues	15	8	269	298
Stock-based compensation before income taxes	$9,858	$9,026	$27,722	$25,461
Income tax benefit	(2,568)	—	(7,034)	—
Total stock-based compensation	$7,290	$9,026	$20,688	$25,461
9. SETTLEMENTS
Effective July 2, 2013, TiVo entered into a settlement and patent license agreement (the “Settlement Agreement”) with ARRIS Group, Inc. (“Arris”) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (“Cisco”), and Google Inc. (“Google”) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including Time Warner Cable (as described in TiVo's periodic reports filed with the Securities and Exchange Commission ), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google/Motorola Mobility and Cisco.
The licenses granted by TiVo to Cisco and Google/Motorola Mobility under U.S. Patent Nos. 6,233,389, 7,529,465, 6,792,195, and 7,493,015 (the “TiVo patents-in-suit”) and certain related patents are perpetual. The other licenses granted by TiVo to Google/Motorola Mobility and from Google/Motorola Mobility to TiVo will expire on July 31, 2018. The other licenses granted by TiVo to Cisco and from Cisco to TiVo will expire on July 2, 2023, when the agreement expires.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to certain intellectual property, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and Arris, Google/Motorola Mobility and Cisco. The proceeds of the agreement were allocated amongst the principal elements of the transaction based on relative fair values of each element.
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
The total consideration of $490.0 million was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the nine months ended October 31, 2013. The amount related to interest income was recorded under “Interest income” in the nine months ended October 31, 2013. $381.1 million of license royalties has been or will be recorded as technology revenues over the term of the agreement through July 2023.
Licensing revenues have been or are expected to be recognized as follows (in thousands):

Fiscal Year Ending January 31,	Technology Revenues
2014	$42,692
2015	73,185
2016	73,185
2017	73,185
2018	73,185
2019	37,519
2020-2024	8,195
Total	$381,146
On September 21, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. ("VZ"). Under the terms of the Agreement, VZ agreed to pay TiVo a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if VZ's subscriber base exceeds certain pre-determined levels which increase annually.
The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the base license royalties element that has been or will be recognized in the future. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the three and nine months ended October 31, 2012. The amount related to interest income was recorded under “Interest income” in the three and nine months ended October 31, 2012.
10. INCOME TAX
The Company recorded income tax benefit for the three and nine months ended October 31, 2013 of ($2.0) million and ($168.9) million, respectively.
The Company had a deferred tax asset of $220.5 million as of January 31, 2013, which has been previously reduced by a full valuation allowance. After evaluating positive and negative evidence available as of October 31, 2013, the Company has determined that it is more likely than not that it will realize its deferred tax assets for federal tax purposes and all state taxes except for the state of California. The Company now has three years of cumulative income and is also forecasting future taxable income due primarily to the settlement agreements (described in Note 9 "Settlements" above) entered into during the nine months ended October 31, 2013.
As a result, the Company has recognized a net deferred tax asset of approximately $171.8 million on its condensed consolidated balance sheet as of October 31, 2013.
The Company continues to conclude that it does not meet the more likely than not criteria for its California deferred tax assets as of October 31, 2013 because the income attributable to California is not expected to be sufficient to realize these deferred tax assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on

Form 10-K filed on March 15, 2013, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of our quarterly reports on Form 10-Q filed on May 31, 2013 and August 30, 2013, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 15, 2013 before deciding to purchase, sell or hold our common stock.
Company Overview
The TiVo service redefines home entertainment by providing consumers with an easy intuitive experience for accessing video content delivered from multiple sources and for consuming that content on a variety of devices both in and out of home. We are a leading provider of software and service technology that enables distribution and management of video content through set-top boxes with and without DVR functionality, and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, IP STBs, and streaming to mobile and tablet iOS devices (with Android devices coming soon) with features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of October 31, 2013, there were approximately 3.9 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
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
Executive Overview
Fiscal year 2014
In the remainder of the fiscal year ending January 31, 2014, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. As such, we will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of new products, such as our recently launched TiVo RoamioTM product line (all-in-one approach to live, recorded, on demand, and over-the-top television), as well as our mass distribution partnerships both in the U.S. and internationally. We expect to further grow our MSO subscription base through the rest of fiscal year 2014. However, we expect that growth in our installed base of MSO subscriptions may be slightly offset by further declines in our TiVo-Owned subscription base.
•We expect MSO hardware revenues and margins to likely decline in future quarters as MSO partners start to transition to third-party hardware such as the PACE DVR product.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2014 to continue to be significant but to be at lower levels than the fiscal year ended January 31, 2013 as we continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, Out-of-Home Streaming capabilites, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. However, we expect our litigation expenses to be significantly lower for the remainder of the fiscal year ending January 31, 2014 as we have recently settled our patent infringement lawsuit, with Google/Motorola Mobility and Cisco.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Income later upon deployment with the MSO. As of October 31, 2013 we had deferred costs of approximately $29.5 million related to development work, largely related to Com Hem AB ("Com Hem"), Cableuropa S.A.U. ("ONO”), and Charter Communication Operating ("Charter"). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription ("ARPU") for MSOs until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as Virgin, ONO, RCN, Grande, GCI, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions in thousands)	Oct 31 2013	Jul 31 2013	Apr 30 2013	Jan 31 2013	Oct 31 2012	Jul 31 2012	Apr 30 2012	Jan 31 2012
TiVo-Owned Subscription Gross Additions:	33	20	24	35	30	28	24	32
Subscription Net Additions/(Losses):
TiVo-Owned	(21)	(26)	(22)	(13)	(15)	(23)	(29)	(26)
MSOs	295	238	277	222	240	253	235	260
Total Subscription Net Additions/(Losses)	274	212	255	209	225	230	206	234
Cumulative Subscriptions:
TiVo-Owned	960	981	1,007	1,029	1,042	1,057	1,080	1,109
MSOs	2,930	2,635	2,397	2,120	1,898	1,658	1,405	1,170
Total Cumulative Subscriptions	3,890	3,616	3,404	3,149	2,940	2,715	2,485	2,279
Fully Amortized Active Lifetime Subscriptions	169	176	181	194	208	221	238	253
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	52%	52%	52%	53%	54%	54%	55%	55%

We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or TiVo Mini for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned or MSO subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned or MSO subscriptions may be present in a single household. We currently do not report based on households. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies. Additionally, the subscription fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber, subscription, or a TiVo-enabled device which may not be consistent with how we define a subscription for our reporting purposes nor be representative of how such subscription fees are calculated and paid to us by our MSOs. Our MSOs subscription data is dependent in part on reporting from our third-party MSO partners.
TiVo-Owned subscriptions declined by 21,000 subscriptions during the three months ended October 31, 2013, as compared to a decrease of 15,000 in the same prior year period. While the number of quarterly TiVo-owned subscription cancellations has remained relatively flat over the last several quarters, we did experience an increase of 9,000 TiVo-Owned subscription cancellations, as compared to the same prior year quarter. This increase in the number of TiVo-Owned subscription cancellations related to a one-time non-recurring event of approximately 12,000 TiVo-Owned subscription cancellations from one specific corporate customer, Healthcast. Excluding this one time event our TiVo-Owned subscription cancellations and our Churn Rate per month would have remained flat. TiVo-Owned installed subscription base decreased to just under 1.0 million subscriptions as of October 31, 2013 as compared to slightly over 1.0 million as of October 31, 2012. We believe the year over year decrease in total TiVo-Owned subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned subscription gross additions than TiVo-Owned subscription cancellations.
Our MSO installed subscription base increased by 295,000 subscriptions during the three months ended October 31, 2013, to approximately 2.9 million subscriptions as of October 31, 2013. The increase in cumulative MSO subscriptions of 1.0 million subscriptions as compared to the 1.9 million cumulative MSO subscriptions as of October 31, 2012 is due to subscription growth from a variety of partners including Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, Com Hem, CableOne and others. This subscription growth is largely related to international MSO subscriptions and while we expect continued growth in our MSO installed subscription base as additional distribution deals launch, we anticipate international MSO subscription growth to continue to be a primary driver of this growth.

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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012
Average TiVo-Owned subscriptions	974	994	1,018	1,035	1,050	1,068	1,095	1,122
TiVo-Owned subscription cancellations	(54)	(46)	(46)	(48)	(45)	(51)	(53)	(58)
TiVo-Owned Churn Rate per month	(1.8)%	(1.5)%	(1.5)%	(1.5)%	(1.4)%	(1.6)%	(1.6)%	(1.7)%
TiVo-Owned Churn Rate per month was 1.8% and 1.4% for the quarters ended October 31, 2013 and 2012, respectively. The increase in our Churn Rate per month is a result of slightly higher number of subscription cancellations, as compared to the same prior year period, divided by a lower average TiVo-Owned subscriptions for the quarter ended October 31, 2013, as compared to the same prior year period. This increase in the number of subscriptions that canceled during the quarter was related to a one-time non-recurring event of approximately 12,000 subscription cancellations from one single corporate customer, Healthcast. Without the cancellations from this customer, our Churn Rate per month would have remained flat. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$2,628	$1,996	$1,859	$3,471	$1,560	$2,372	$1,257	$1,320
Hardware revenues	(35,597)	(23,104)	(20,786)	(23,129)	(21,072)	(11,129)	(13,261)	(16,428)
Less: MSOs-related hardware revenues	25,759	20,103	16,002	16,834	13,051	6,696	9,268	11,641
Cost of hardware revenues	33,017	21,957	18,496	21,847	23,434	14,431	18,471	20,368
Less: MSOs/Broadcasters-related cost of hardware revenues	(20,530)	(15,384)	(11,079)	(11,036)	(11,841)	(5,399)	(10,159)	(9,412)
Total Acquisition Costs	5,277	5,568	4,492	7,987	5,132	6,971	5,576	7,489
TiVo-Owned Subscription Gross Additions	33	20	24	35	30	28	24	32
Subscription Acquisition Costs (SAC)	$160	$278	$187	$228	$171	$249	$232	$234

	Twelve Months Ended
	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$9,954	$8,886	$9,262	$8,660	$6,509	$7,347	$7,416	$7,392
Hardware revenues	(102,616)	(88,091)	(76,116)	(68,591)	(61,890)	(53,788)	(54,239)	(47,893)
Less: MSOs'-related hardware revenues	78,698	65,990	52,583	45,849	40,656	36,603	37,986	31,483
Cost of hardware revenues	95,317	85,734	78,208	78,183	76,704	70,087	69,057	59,439
Less: MSOs'-related cost of hardware revenues	(58,029)	(49,340)	(39,355)	(38,435)	(36,811)	(31,321)	(31,941)	(23,577)
Total Acquisition Costs	23,324	23,179	24,582	25,666	25,168	28,928	28,279	26,844
TiVo-Owned Subscription Gross Additions	112	109	117	117	114	114	111	114
Subscription Acquisition Costs (SAC)	$208	$213	$210	$219	$221	$254	$255	$235

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
During the three months ended October 31, 2013, our total acquisition costs were $5.3 million, an increase of $145,000, as compared to the same prior year period. This increase was primarily due to increased sales and marketing subscription acquisition costs of $1.1 million offset by lower hardware margin loss of $923,000 which was largely driven by improved economic margins on the Roamio DVRs.
During the three months ended October 31, 2013 our SAC decreased by $11 to $160 from $171 in the same prior year period. This decrease in SAC was a result of the increased subscription gross additions for the three months ended October 31, 2013 as compared to the same prior year period.
During the twelve months ended October 31, 2013 our total acquisition costs were $23.3 million, a decrease of $1.8 million compared to the same prior year period. TiVo's sales and marketing, subscription acquisition costs increased by $3.4 million, as compared to the same prior year period. This increase was more than offset by a $5.3 million lower hardware gross margin loss which was largely driven by increased hardware unit sales with improved economic margins on the Roamio DVRs.
The decrease in SAC of $13 for the twelve months ended October 31, 2013 as compared to the same prior year period was largely a result of a decrease in total acquisition costs during the period.

Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. Investors should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber, subscription, or a TiVo-enabled device which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums may result in a higher than expected MSO ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our condensed consolidated balance sheets until later when related revenues from service fees are received and are first recognized as technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed. Additionally, the ARPU for subscriptions generated from different MSOs may vary significantly as a result of these factors and other factors such as the size of such MSO's subscription base and the existence of financial guarantees and exclusivity commitments from certain MSOs and how subscriptions are defined in each such agreement.
We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs'-related service revenues (which includes MSOs’ subscription service revenues and MSOs’-related advertising and audience research revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012
	(In thousands, except ARPU)
Total Service revenues	33,526	34,930	34,062	35,574	35,228	32,302	30,621	31,578
Less: MSOs’-related service revenues	(8,550)	(8,673)	(8,083)	(8,374)	(7,719)	(5,502)	(4,086)	(4,622)
TiVo-Owned-related service revenues	24,976	26,257	25,979	27,200	27,509	26,800	26,535	26,956
Average TiVo-Owned revenues per month	8,325	8,752	8,660	9,067	9,170	8,933	8,845	8,985
Average TiVo-Owned subscriptions per month	974	994	1,018	1,035	1,050	1,068	1,095	1,122
TiVo-Owned ARPU per month	$8.55	$8.81	$8.51	$8.76	$8.73	$8.36	$8.08	$8.01
The decrease in TiVo-Owned ARPU per month for the three months ended October 31, 2013 as compared to the same prior year period was due primarily to a sequential decrease in our audience research measurement revenues. We calculate ARPU per month for MSOs’ subscriptions by first subtracting TiVo-Owned-related service revenues (which includes TiVo-Owned subscription service revenues and TiVo-Owned related advertising and audience research revenues) from our total reported service revenues. Then we divide average revenues per month for MSOs’-related service revenues by the average MSOs’ subscriptions for the period. The following table shows this calculation:

	Three Months Ended
MSOs’ Average Revenue per Subscription	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012

Total Service revenues	33,526	34,930	34,062	35,574	35,228	32,302	30,621	31,578
Less: TiVo-Owned-related service revenues	(24,976)	(26,257)	(25,979)	(27,200)	(27,509)	(26,800)	(26,535)	(26,956)
MSOs’-related service revenues	8,550	8,673	8,083	8,374	7,719	5,502	4,086	4,622
Average MSOs’ revenues per month	2,850	2,891	2,694	2,791	2,573	1,834	1,362	1,541
Average MSOs’ subscriptions per month	2,775	2,514	2,261	2,011	1,771	1,539	1,283	1,049
MSOs’ ARPU per month	$1.03	$1.15	$1.19	$1.39	$1.45	$1.19	$1.06	$1.47

The MSOs’ ARPU per month for the three months ended October 31, 2013 decreased by $0.42 per subscription to $1.03 per subscription, as compared to the same prior year period. While the average MSOs' related service revenues per month have increased by $831,000 as compared to the same prior year period, there is also a larger number of average MSOs' subscriptions per month. Some of these recently launched deployment agreements, including Virgin and ONO, which are the primary drivers of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as some of the development costs for these MSO customers, have been deferred on our condensed consolidated balance sheets and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as technology revenues has had the effect of lowering MSO ARPU per month over the last several quarters and we expect that our MSO ARPU per month will continue to be negatively impacted by the recovery of these previously incurred development costs during fiscal year 2014. However, the negative impact of this recognition of service fees as technology revenues has been offset by the positive impact of DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) being spread over a declining DIRECTV subscription base.
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

Results of Operations
Net Revenues.
Our net revenues for the three and nine months ended October 31, 2013 and 2012 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013		2012		2013		2012
	(In thousands, except percentages)
Service revenues	$33,526	29%	$35,228	43%	$102,518	34%	$98,151	46%
Technology revenues	$48,133	41%	$25,727	31%	$117,914	39%	$71,439	33%
Hardware revenues	$35,597	30%	$21,072	26%	$79,487	27%	$45,462	21%
Net revenues	$117,256	100%	$82,027	100%	$299,919	100%	$215,052	100%
Change from same prior year period	43%		27%		39%		25%
Service Revenues. The decrease in service revenues of $1.7 million for the three months ended October 31, 2013, as compared to the same prior year period was related to lower TiVo-Owned subscription revenues of $1.8 million.
The increase in service revenues of $4.4 million for the nine months ended October 31, 2013, as compared to the same prior year period was related to an increase in MSO related service revenues of $6.9 million due to the increased subscription base in the United States and a transition of increased DIRECTV minimums into service revenues (which were previously being recognized as technology revenues in connection with the recognition of previously incurred development costs for DIRECTV) as well as an increase in audience research measurement revenues of $1.8 million. These increases were partially offset by lower TiVo-Owned subscription revenues of $5.0 million.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2013 increased by $22.4 million and $46.5 million, respectively, as compared to the same prior year periods primarily due to new settlement and license agreements with Verizon and Google/Motorola Mobility and Cisco, additional licensing revenues in excess of contractual minimums, and to a lesser extent the timing of revenue recognition related to various technology related projects. Additionally, during the three and nine months ended October 31, 2013 we recognized $43.2 million and $97.9 million, respectively, of revenues associated with our licensing agreements as compared to $19.7 million and $54.0 million, respectively, during the same prior year periods.
Revenue and cash from the contractual minimums under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through October 31, 2013 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
Nine month period from February 1, 2013 to October 31, 2013	94,609	452,164
Total	$206,725	$656,199
Revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2014 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(in thousands)
Three month period from November 1, 2013 to January 31, 2014	$41,924	$12,561
Fiscal Year Ending January 31,
2015	169,641	83,579
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$827,490	$378,016

The above charts do not include amounts allocated to past infringement of $504.5 million and related interest of $21.3 million which have been recognized previously on our income statements under "litigation proceeds" and "interest income", respectively. Of these amounts $108.1 million and $752,000 were recognized as "litigation proceeds" and "interest income", respectively during the nine months ended October 31, 2013 and $78.4 million and $568,000 were recognized as "litigation proceeds" and "interest income", respectively during the three and nine months ended October 31, 2012. Additionally, we have not included amounts associated with the incremental revenues received in the past or potentially in the future under these licensing agreements over the specified contractual minimums. These amounts are $1.5 million and $3.3 million for the three and nine months ended October 31, 2013, respectively and $94,000 for the three and nine months ended October 31, 2012.
As of October 31, 2013 and January 31, 2013, we have received and recorded on our condensed consolidated balance sheets cash payments in excess of revenues recognized under these licensing agreements in the amount of $449.5 million and $102.0 million, classified as deferred revenues, current and deferred revenues, respectively, long-term on our condensed consolidated balance sheets. These cash payments will be recognized as technology revenues in the future over the requisite term of the licenses granted.
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and nine months ended October 31, 2013 increased by $14.5 million and $34.0 million, respectively, as compared to the same prior year periods. These increases in net hardware revenues are largely related to increased hardware units sold to our MSO partners.These MSO hardware revenues are likely to decline in future quarters as MSO partners start to transition to the PACE DVR products.

Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of service revenues	$11,233	$11,238	$33,446	$28,488
Change from same prior year period	—%	21%	17%	5%
Percentage of service revenues	34%	32%	33%	29%
Service gross margin	$22,293	$23,990	$69,072	$69,663
Service gross margin as a percentage of service revenues	66%	68%	67%	71%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues remained relatively flat for the three months ended October 31, 2013 as compared to the same prior year period.
Cost of service revenues increased by $5.0 million for the nine months ended October 31, 2013, as compared to the same prior year period. This increase in cost of service revenues is largely related to the costs associated with audience measurement research following the acquisition of TRA, such as data and matching costs, and revenue share expenses.
Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of technology revenues	$5,612	$5,779	$21,190	$15,857
Change from same prior year period	(3)%	(25)%	34%	(15)%
Percentage of technology revenues	12%	22%	18%	22%
Technology gross margin	$42,521	$19,948	$96,724	$55,582
Technology gross margin as a percentage of technology revenues	88%	78%	82%	78%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues for the three months ended October 31, 2013 remained relatively flat as compared to the same prior year period.
Cost of technology revenues increased by $5.3 million for the nine months ended October 31, 2013, as compared to the same prior year period. This increase in cost of technology revenues for the nine months ended October 31, 2013 was related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the period. During the nine months ended October 31, 2013 we recognized $8.4 million in technology costs associated with completion of our ONO development work.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $29.5 million related to development work, largely related to Com Hem, ONO, and Charter and these costs are recorded on our condensed consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at October 31, 2013. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Cost of hardware revenues	$33,017	$23,434	$73,470	$56,336
Change from same prior year period	41%	39%	30%	44%
Percentage of hardware revenues	93%	111%	92%	124%
Hardware gross margin (loss)	$2,580	$(2,362)	$6,017	$(10,874)
Hardware gross margin as a percentage of hardware revenue	7%	(11)%	8%	(24)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer retail business. Our cost of hardware revenues for the three and nine months ended October 31, 2013 increased as compared to the same prior year periods as we sold a larger volume of products to our MSO customers as compared to the same prior year periods. These MSO costs of hardware revenues and margins are likely to decline in future quarters as MSO partners start to transition to third-party hardware such as the PACE DVR product.
Hardware gross margin (loss) for the three and nine months ended October 31, 2013 increased by $4.9 million and $16.9 million, respectively, as compared to the same prior year periods largely due to increased sales of DVR units during the periods as compared to the same prior year periods. Additionally, during the quarter ended October 31, 2012 we recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the nine months ended October 31, 2012 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our efforts to port the TiVo experience to third-parties' hardware, such as PACE.
Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Research and development expenses	$27,242	$28,277	$80,009	$88,489
Change from same prior year period	(4)%	4%	(10)%	10%
Percentage of net revenues	23%	34%	27%	41%
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
The decreases in research and development expenses of $1.0 million and $8.5 million for the three and nine months ended October 31, 2013, as compared to the same prior year periods were largely related to a reduction in research and development headcount and headcount related costs as we completed several large projects across both our retail and MSO product lines.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Sales and marketing expenses	$10,189	$7,958	$27,765	$21,425
Change from same prior year period	28%	18%	30%	7%
Percentage of net revenues	9%	10%	9%	10%
Sales and marketing expenses consist primarily of employee salaries related expenses and consulting expenses. Sales and marketing expenses for the three and nine months ended October 31, 2013 increased by $2.2 million and $6.3 million, respectively as compared to the same prior year periods. These increases are largely related to the additional headcount and sales related activities of which a portion is associated with our audience research sales and to launch activities related to our new line-up of next generation TiVo Roamio DVRs.
Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,628	$1,560	$6,483	$5,189
Change from same prior year period	68%	(35)%	25%	(15)%
Percentage of net revenues	2%	2%	2%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three and nine months ended October 31, 2013 increased by $1.1 million and $1.3 million, respectively as compared to the same prior year periods due to increased advertising spending during the quarter as we deployed our new Roamio DVR and introduced the Out-of-Home Streaming feature.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except percentages)
General and administrative	$15,839	$21,772	$60,850	$63,367
Change from same prior year period	(27)%	21%	(4)%	9%
Percentage of net revenues	14%	27%	20%	29%
Litigation expense (included in total general and administrative costs above)	$1,408	$9,473	$22,953	$27,646
Change from same prior year period	(85)%	16%	(17)%	16%
Percentage of net revenues	1%	12%	8%	13%
General and administrative, net of litigation expense	$14,431	$12,299	$37,897	$35,721
Change from same prior year period	17%	25%	6%	3%
Percentage of net revenues	12%	15%	13%	17%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended October 31, 2013, general and administrative expenses decreased by $5.9 million, as compared to the same prior year period. This decrease was primarily related to decreased legal fees of $8.0 million associated with litigation expenses related to our patent enforcement cases.
During the nine months ended October 31, 2013, general and administrative expenses decreased by $2.5 million as compared to the same prior year period. This decrease was primarily due to decreased legal expenses of $4.7 million related to litigation expenses for our patent enforcement cases. This decrease was offset by increases in headcount and headcount related costs of $4.2 million. We anticipate our general and administrative expenses to decrease in the remainder of the fiscal year as compared to earlier quarters in the fiscal year due to decreased litigation activities.
Litigation proceeds.
Effective July 2, 2013, we entered into settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc., and Google Inc. (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including Time Warner Cable, (as described in our periodic reports filed with the Securities and Exchange Commission), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google/Motorola Mobility and Cisco.
The total consideration of $490.0 million was received during the nine months ended October 31, 2013 and was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the nine months ended October 31, 2013. The amount related to interest income was recorded under “Interest income” in the nine ended October 31, 2013. $381.1 million of license royalties that have been or will be recorded as licensing revenues over the term of the agreements through July 2023.
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
The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the base license royalties element that has been or will be recognized in the future. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the three months ended October 31, 2012. The amount related to interest income was recorded under “Interest income” in the three months ended October 31, 2012.
Interest income. Interest income for the three months ended October 31, 2013 decreased by $250,000 as compared to the same prior year period. This decrease is largely associated with interest income of $568,000 recognized in the quarter ended October 31, 2012 related to the Verizon settlement. This decrease was partially offset by increased interest income related to our short-term investments as our short-term investment balances were higher during the quarter ended October 31, 2013 as compared to the same prior year period.
Interest income for the nine months ended October 31, 2013 increased by $312,000 as compared to the same prior year period. This increase is largely attributed to the $752,000 of interest income related to past infringement that was recognized during the nine months ended October 31, 2013 as compared to the $568,000 of interest income related to past infringement that was recognized during the nine months ended October 31, 2012.
Interest expense and other. Interest expense and other income for the three and nine months ended October 31, 2013 was relatively flat as compared to the same prior year periods and consists primarily of interest expense associated with our convertible senior notes.
Benefit (Provision) for income taxes. We recorded income tax benefit for the three and nine months ended October 31, 2013 of $2.0 million and $168.9 million, respectively. We recorded income tax expense for the three and nine months ended October 31, 2012 of $(848,000) and $(1.1) million, respectively. The income tax benefit recorded in the three and nine months ended July 31, 2013 was primarily related to the release of the valuation allowance previously recorded against deferred tax assets (see Note 10 "Income Tax" included in Part I, Item 1). The effective tax rate for the three and nine months ended October 31, 2013 was a benefit of 19.3% and 165.4%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was primarily due to release of valuation allowance recorded against the deferred tax assets.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of October 31, 2013, we had over $1.0 billion of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$498,080	52,016
Net cash used in investing activities	$(374,715)	$(30,507)
Net cash used in financing activities	$(84,210)	$(13,598)
Net Cash Provided by Operating Activities
During the nine months ended October 31, 2013 our net cash provided by operating activities was $498.1 million as compared to net cash provided by operating activities of $52.0 million during the same prior year period. This improvement of $446.1 million in operating cash flow as compared to the same prior year period was largely related to the cash of $490.0 million received from our settlement with Motorola and Cisco, which positively impacted our net income of $271.1 million and increased our deferred revenues by $354.6 million as compared to the same prior year period.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2013 was approximately $374.7 million as compared to net cash used in investing activities of $30.5 million for the same prior year period.
Net cash used in investing activities for the nine months ended October 31, 2013 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in short-term investments of $361.5 million. Additionally we acquired property and equipment of $5.4 million which is used to support our business.
Net cash used in investing activities for the nine months ended October 31, 2012 was approximately $30.5 million. The net cash used in investing activities for the nine months ended October 31, 2012 was largely related to TiVo’s business acquisitions for $24.5 million, net of cash acquired, and property and equipment of $4.6 million which is used to support our business.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2013 was approximately $84.2 million as compared to net used in financing activities of $13.6 million for the same prior year period.
For the nine months ended October 31, 2013 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $95.3 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $6.8 million and shares issued pursuant to the employee stock purchase plan which generated $3.8 million.
For the nine months ended October 31, 2012 the principal sources of cash generated from financing activities was related to the issuance of common stock upon exercise of stock options which generated $5.8 million and the issuance of common stock related to our employee stock purchase plan of $3.7 million. These amounts were more than offset by the repurchase of $23.1 million in treasury stock acquired during the nine months ended October 31, 2012. Of this $23.1 million $13.7 million was related to our stock repurchase authorization with the remaining $9.4 million related to treasury shares acquired from the vesting of restricted stock to satisfy employee tax withholdings on stock-based awards.

Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. As of October 31, 2013 we had purchased 8,680,792 shares of common stock under this program at a weighted average price of $10.81 per share for an aggregate purchase price of $93.8 million and the remaining authorized amount for stock repurchases under this program was $106.2 million with a termination date of August 29, 2015.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations	17,154	6,900	10,254	—	—
Operating leases	9,749	3,372	5,698	679	—
Purchase obligations	33,866	33,866	—	—	—
Total contractual cash obligations	$233,269	$44,138	$188,452	$679	$—
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
As of October 31, 2013, gross unrecognized tax benefits, which if recognized would affect the effective tax rate, were approximately $375,000 which are classified as long-term liabilities in the condensed consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligations table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We maintain our investments with two financial institutions with high credit ratings. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign government securities. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original effective maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2013 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
August 1, 2013 through August 31, 2013	3,758	(1)	$10.88	—	$106,165,382
September 1, 2013 through September 30, 2013	327,169	(2)	$12.23	—	$106,165,382
October 1, 2013 through October 31, 2013	15,690	(3)	$12.47	—	$106,165,382
(1) During the month of August 2013 TiVo acquired 3,758 shares at a weighted average price of $10.88 from employees upon the vesting of restricted stock.
(2) During the month of September 2013 TiVo acquired 327,169 shares at a weighted average price of $12.23 from employees upon the vesting of restricted stock.
(3) During the month of October 2013 TiVo acquired 15,690 shares at a weighted average price of $12.47 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase authorization, that became effective on August 29, 2011 and expires on August 29, 2013; on June 9, 2013 TiVo announced that its Board had increased the amount of the discretionary share authorization to $200 million and extended the program termination date until August 29, 2015. As of October 31, 2013, we had purchased 8,680,792 shares of common stock under this program at a weighted average price of $10.81 per share for an aggregate purchase price of $93.8 million and the remaining authorized amount for stock repurchases under this program was $106.2 million with a termination date of August 29, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certification of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on September 10, 2007).
3.2	Amended and Restated Bylaws, dated as of February 21, 2012 (filed as Exhibit 3.1 to the Current Report Form 8-K filed on February 24, 2012).
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.1 to the Current Report on Form 8-K/A filed on January 19, 2011).
4.2
Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.2 to the Current Report on Form 8-K/A filed on January 19, 2011).

10.1	Seventh Amendment to Lease Agreement, dated as of October 24, 2013 between Bixby Technology, LLC and TiVo Inc. (filed herewith).
10.2**	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated November 27, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated November 27, 2013 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated November 27, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated November 27, 2013 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

**	Management contract or compensatory plan or arrangement.

SIGNATURES AND OFFICER CERTIFICATIONS
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVO INC.

Date:	11/27/2013	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	11/27/2013	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	11/27/2013	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)